Form 10-Q
period 2015-09-30
LM FUNDING AMERICA, INC.
filed 2015-12-03
CIK 1640384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 001-37605

LM FUNDING AMERICA, INC.

(Exact name of Registrant as specified in its charter)

Delaware	47-3844457
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

302 Knights Run Avenue Suite 1000 Tampa, FL	33602
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: 813-222-8996

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The Registrant had 3.3 million shares of Common Stock, par value $0.001 per share, outstanding as of December 2, 2015.

LM FUNDING AMERICA, INC.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

LM FUNDING AMERICA, INC.

BALANCE SHEETS

SEPTEMBER 30, 2015 (unaudited) AND APRIL 20, 2015 (date of incorporation)

ASSETS

	(unaudited) 9/30/2015	4/20/2015
ASSETS	$—	$—

LIABILITIES AND STOCKHOLDER’S EQUITY

LIABILITIES	$—	$—

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER’S EQUITY
Preferred stock, par value $0.001 per share, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, par value $0.001 per share, 10,000,000 shares authorized, none issued and outstanding	—	—

	$—	$—

The accompanying notes are an integral part of this financial statement.

LM FUNDING AMERICA, INC.

NOTES TO BALANCE SHEETS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

LM Funding America, Inc. (“LMFA”) was formed as a Delaware corporation on April 20, 2015. LMFA was formed for the purposes of completing a public offering and related transactions in order to carry on the business of LM Funding, LLC and its subsidiaries. LMFA is the sole member of LM Funding, LLC and operates and controls all of the businesses and affairs of LM Funding, LLC and, through LM Funding, LLC and its subsidiaries, will continue to conduct the business that is now conducted by these subsidiaries.

Basis of Accounting

The balance sheet is presented in accordance with accounting principles generally accepted in the United States of America. Separate statements of operations, changes in stockholder’s equity, and cash flows have not been presented in the financial statements because there have been no activities in this entity as of September 30, 2015.

2.	STOCKHOLDER’S EQUITY

LMFA was originally authorized to issue 20,000,000 shares of Preferred Stock, par value $0.001 per share, and 80,000,000 shares of Common Stock, par value $0.001 per share. LMFA amended its certificate of incorporation to reduce its authorized capital stock to 5,000,000 shares of Preferred Stock par value $0.001 per share, and 10,000,000 shares of Common Stock, par value $0.001 per share prior to its initial public offering. There were no shares issued or outstanding as of September 30, 2015.

3.	SUBSEQUENT EVENTS

On October 30, 2015, LMFA entered into an agreement with CRE Funding, LLC to purchase the 5% minority interest held by CRE Funding, LLC in LMF SPE#2, LLC for $250,000. CRE Funding, LLC agreed to give up its rights to all previously undistributed distributions dating back to 1/1/2015 in the amount of $123,693, as part of the agreement.

LMFA closed its initial public offering of 1,200,000 units, each unit consisting of one share of common stock and one warrant to purchase one share of common stock, at a public offering price of $10.00 per unit, before deducting placement agent fees. The units are listed on the Nasdaq Capital Market under the symbol “LMFAU” and commenced trading on October 23, 2015. The shares of common stock and warrants comprising the units are expected to begin separate trading, and the units will cease trading, on or about the 45th day following the commencement of trading on the Nasdaq Capital Market. Shares of LM Funding America common stock will trade on the Nasdaq Capital Market under the symbol “LMFA” and the warrants will trade on the Nasdaq Capital Market under the symbol “LMFAW”.

LM FUNDING, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Cash	$2,106,865	$2,027,694
Finance receivables:
Original product	1,600,103	2,430,456
Special product - New Neighbor Guaranty program	939,633	1,042,805
Other Assets	1,196,707	1,207,403

Total assets	$5,843,308	$6,771,358

LIABILITIES AND MEMBERS’ DEFICIT
Notes payable	$8,266,232	$7,431,938
Other liabilities and obligations	516,680	472,597

Total liabilities	8,782,912	7,904,535

Members’ deficit	(3,038,317)	(1,144,212)
Noncontrolling interest	98,713	11,035

Total members’ deficit	(2,939,604)	(1,133,177)

Total liabilities and members’ deficit	$5,843,308	$6,771,358

The accompanying notes are an integral part of these condensed consolidated financial statements.

LM FUNDING, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
REVENUES
Interest on delinquent association fees	$1,279,263	$1,597,274	$4,191,323	$4,892,770
Administrative and late fees	114,594	175,677	414,526	562,574
Recoveries in excess of cost - special product	79,457	64,390	222,784	141,343
Underwriting and origination fees	96,675	50,186	259,420	134,311
Rental revenue	38,010	93,522	123,682	251,178

Total revenues	1,607,999	1,981,049	5,211,735	5,982,176

EXPENSES

Operating Expenses	1,035,217	953,248	2,902,492	3,246,948

OPERATING INCOME	572,782	1,027,801	2,309,243	2,735,228

Interest	163,361	240,806	566,186	760,500

INCOME BEFORE NON-CONTROLLING INTEREST	409,421	786,995	1,743,057	1,974,728

INCOME ATTRIBUTED TO NON-CONTROLLING INTEREST	(38,410)	(40,942)	(123,693)	(127,854)

NET INCOME	$371,011	$746,053	$1,619,364	$1,846,874

The accompanying notes are an integral part of these condensed consolidated financial statements.

LM FUNDING, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2015	September 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES	$1,727,158	$1,905,035

CASH FLOWS FROM INVESTING ACTIVITIES	908,775	942,505

CASH FLOWS FROM FINANCING ACTIVITIES	(2,556,762)	(2,201,881)

NET INCREASE IN CASH	79,171	645,659
CASH - BEGINNING OF PERIOD	2,027,694	764,850

CASH - END OF PERIOD	$2,106,865	$1,410,509

The accompanying notes are an integral part of these condensed consolidated financial statements

LM FUNDING, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

LM Funding, LLC (“Company”) is a Florida limited liability company organized during January, 2008. Under the terms of the Operating Agreement effective January 8, 2008 (“Operating Agreement”) as amended, the Company had two members: BRR Holding, LLC and CGR 63, LLC. The members contributed their shares to LM Funding America, Inc. prior to the closing of its initial public offering.

The Company is a specialty finance company that provides funding principally to community associations, almost exclusively located in Florida. The business of the Company is conducted pursuant to relevant state statutes (“Statutes”). The Statutes provide each community association lien rights to secure payment from unit owners (property owners) for assessments, interest, administrative late fees, reasonable attorney’s fees, and collection costs. In addition, the lien rights granted under the Statutes are given a higher priority (a “Super Lien”) than all other lien holders except property tax liens. The Company provides funding to associations for their delinquent assessments from property owners in exchange for an assignment of the association’s right to proceeds collected pursuant to the Statutes. The Company derives its revenues from the proceeds of association collections.

The Statutes specify that the rate of interest an association (or its assignor) may charge on delinquent assessments is equal to the rate set forth in the association’s declaration or bylaws. If a rate is not specified, the statutory rate is equal to 18% but may not exceed the maximum rate allowed by law. The Statutes also stipulate that administrative late fees cannot be charged on delinquent assessments unless so provided by the association’s declaration or bylaws and may not exceed the greater of $25 or 5% of each delinquent assessment.

The Statutes limit the liability of a first mortgage holder for unpaid assessments and related charges and fees (as set forth above) in the event of title transfer by foreclosure or acceptance of deed in lieu of foreclosure. This liability is limited to the lesser of twelve months of regular periodic assessments or one percent of the original mortgage debt on the unit (the “Super Lien Amount”).

Principles of Consolidation

The condensed consolidated financial statements include the accounts of LM Funding, LLC and its wholly-owned subsidiaries: LMF October 2010 Fund, LLC; REO Management Holdings, LLC; LM Funding of Colorado, LLC; LM Funding of Washington, LLC; and LMF SPE #2, LLC. All significant intercompany balances have been eliminated in consolidation.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The interim condensed consolidated financial statements as of September 30, 2015 and for the nine and three months ended September 30, 2015 and September 30, 2014, respectively, are unaudited. In the opinion of management, the interim condensed consolidated financial statements includes all adjustments, consisting only of normal recurring adjustments, necessary to a fair statement of the results for the interim periods. The accompanying condensed consolidated balance sheet as of December 31, 2014 is derived from the audited financial statements presented in the Company’s Registration Statement on Form S-1 declared effective by the SEC on October 21, 2015.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the evaluation of any probable losses on amounts funded under the Company’s New Neighbor Guaranty program as disclosed below.

LM FUNDING, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

Revenue Recognition

Accounting Standards Codification (“ASC”) 605-10-25-1 of the Financial Accounting Standards Board (“FASB”) states revenues are realized or realizable when related assets received or held are readily convertible into known amounts of cash. In those cases where there is no reasonable basis for estimating the “known amount” of cash to be collected, the cash basis or cost recovery method of recognizing revenues may be used. Collections on the accounts may vary greatly in both the timing and amount ultimately recovered compared to the total revenues earned on the accounts because of a variety of economic and social factors affecting the real estate environment in general. The Company has determined that the known amount of cash to be realized or realizable on its revenue generating activities cannot be reasonably estimated and as such, classifies its finance receivables as nonaccrual and recognizes revenues in the accompanying statements of income on the cash basis or cost recovery method in accordance with ASC 310-10, Receivables. The Company applies the cash basis method to its original product and the cost recovery method to its special product as follows:

Finance Receivables—Original Product: Under the Company’s original product, delinquent assessments are funded only up to the Super Lien Amount as discussed above. Recoverability of funded amounts is generally assured because of the protection of the Super Lien Amount. As such, payments by unit owners on the Company’s original product are recorded to income when received in accordance with the provisions of the Statute (718.116(3)) and the provisions of the purchase agreements entered into between the Company and community associations. Those provisions require that all payments be applied in the following order: first to interest, then to late fees, then to costs of collection, then to legal fees expended by the Company and then to assessments owed. In accordance with the cash basis method of recognizing revenue and the provisions of the statute, the Company records revenues for interest and late fees when cash is received. In the event the Company determines the ultimate collectability of amounts funded under its original product are in doubt, payments are applied to first reduce the funded or principal amount.

Finance Receivables—Special Product (New Neighbor Guaranty program): During 2012, the Company began offering associations an alternative product under the New Neighbor Guaranty program where the Company will fund amounts in excess of the Super Lien Amount. Under this special product, the Company purchases substantially all of the delinquent assessments owed to the association, in addition to all accrued interest and late fees, in exchange for payment by the Company of (i) a negotiated amount or (ii) on a going forward basis, all monthly assessments due for a period up to 48 months. Under these arrangements, the Company considers the collection of amounts funded is not assured and under the cost recovery method, cash collected is applied to first reduce the carrying value of the funded or principal amount with any remaining proceeds applied next to interest, late fees, legal fees, collection costs and any amounts due to the community association. Any excess proceeds still remaining are recognized as revenues. If the future proceeds collected are lower than the Company’s funded or principal amount, then a loss is recognized.

Cash

The Company maintains cash balances at several financial institutions that are insured under the Federal Deposit Insurance Corporation’s (“FDIC”) Transition Account Guarantee Program. Balances with the financial institutions may exceed federally insured limits.

Finance Receivables

Finance receivables are recorded at the amount funded or cost (by unit). The Company evaluates its finance receivables at each period end for losses that are considered probable and can be reasonably estimated in accordance with ASC 450-20. As discussed above, recoverability of funded amounts under the Company’s original product is generally assured because of the protection of the Super Lien Amount. Under the New Neighbor Guaranty program (special product), the Company funds amounts in excess of the Super Lien Amount.

LM FUNDING, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In these instances, the Company purchases credit insurance covering all funded amounts in excess of a deductible amount, which is equal to six months of delinquent assessments. Recoveries under this credit insurance program for the nine months ended September 30, 2015 and 2014 were $158,079 and $42,143. When evaluating the carrying value of its finance receivables, the Company looks at the likelihood of future cash flows based on historical payoffs, the fair value of the underlying real estate, the general condition of the community association in which the unit exists, and the general economic real estate environment in the local area.

The Company did not have any significant receivable balances at September 30, 2015 and December 31, 2014 that met the criteria of ASC 450-20 and as such, did not have an allowance for credit losses at those dates. The Company will charge any receivable against the allowance for credit losses when management believes the uncollectibility of the receivable is confirmed. The Company considers writing off a receivable when (i) a first mortgage holder who names the association in a foreclosure suit takes title and satisfies an estoppel letter for amounts owed which are less than amounts the Company funded to the association; (ii) a tax deed is issued with insufficient excess proceeds to pay amounts the Company funded to the association; or (iii) an association settles an account for less than amounts the Company funded to the association. Upon the occurrence of any of these events, the Company evaluates the potential recovery via a deficiency judgment against the prior owner and the ability to collect upon the deficiency judgment within the 20 year statute of limitations period or whether the deficiency judgment can be sold. Additionally, with New Neighbor Guaranty accounts and other accounts where the Company has purchased insurance, the Company will determine if after applying insurance proceeds any write offs are warranted. If the Company determines that collection through a deficiency judgment or sale of a deficiency judgment is not feasible, the Company writes off the unrecoverable receivable amount. Any losses greater than the recorded allowance will be recognized as expense. Under the Company’s revenue recognition policies, all finance receivables (original product and special product) are classified as nonaccrual.

Real Estate Assets Held for Sale

In the event collection of a delinquent assessment results in a unit being sold in a foreclosure auction, the Company has the right to bid (on behalf of the community association) for the delinquent unit as attorney in fact, applying any amounts owed for the delinquent assessment to the foreclosure price as well as any additional funds that the Company, in its sole discretion, decides to pay. If a delinquent unit becomes owned by the community association by acquiring title through an association lien foreclosure auction, by accepting a deed-in-lieu of foreclosure, or by any other way, the Company in its sole discretion may direct the community association to quitclaim title of the unit to the Company.

Properties quitclaimed to the Company are recognized as real estate assets held for sale in the accompanying condensed consolidated balance sheets. Real estate held for sale consists solely of costs incurred by the Company in excess of original funding. The Company does not incur any costs on many of its properties that are held for sale. Real estate held for sale is adjusted to fair value less cost to dispose in the event the carrying value of a unit or property exceeds its estimated net realizable value.

If the Company elects to take a quitclaim title to a unit or property held for sale, the Company is responsible to pay all future assessments on a current basis, until a change of ownership occurs. The community association must allow the Company to lease or sell the unit to satisfy obligations for delinquent assessments of the original debt. All proceeds collected from the rental or sale of the unit shall be first applied to all amounts due the Company plus any additional funds paid by the Company to purchase the unit, if applicable. Rental revenues and sales proceeds related to real estate assets held for sale are recognized when earned and realizable. Expenditures for current assessments owed to associations, repairs and maintenance, utilities, etc. are expensed when incurred.

LM FUNDING, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

If the community association elects (prior to the Company obtaining title through its own election) to maintain ownership and not quitclaim title to the Company, the community association must pay the Company all interest, late fees, collection costs and legal fees expended, plus the original funding on the unit, which have accrued according to the purchase agreement entered into by the community association and the Company. In this event, the unit will be reassigned to the community association.

Property and Equipment

The Company capitalizes all acquisitions of fixed assets in excess of $500. Property and equipment are stated at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the assets. Fixed assets are comprised of furniture, computer and office equipment with an assigned useful life of 3 to 5 years. Property and equipment also includes capitalized software costs. Capitalized software costs include costs to develop software to be used solely to meet the Company’s internal needs, consist of employee salaries and benefits and fees paid to outside consultants during the application development stage, and are amortized over their estimated useful life of 5 years. As of September 30, 2015 and December 31, 2014, capitalized software costs, net of accumulated amortization, was $92,324 and $114,988, respectively. Amortization expense for capitalized software costs for the periods ended September 30, 2015 and December 31, 2014 was $23,973 and $1,308, respectively.

Debt Issue Costs

The Company capitalizes all debt issue costs and amortizes them on a method that approximates the effective interest method over the remaining term of the note payable. Debt issue costs of $305,545 at September 30, 2015 and $290,688 at December 31, 2014 are presented in the accompanying condensed consolidated balance sheets with other assets.

Settlement Costs with Associations

Community associations working with the Company will at times incur costs in connection with litigation initiated by the Company against property owners and or mortgage holders. These costs include settlement agreements whereby the community association agrees to pay some monetary compensation to the opposing party or judgments against the community associations for fees of opposing legal counsel or other damages awarded by the courts. The Company indemnifies the community association for these costs pursuant to the provisions of the agreement between the Company and the community association. Costs incurred by the Company for these indemnification obligations for the nine months ended September 30, 2015 and 2014 approximated $517,000 and $319,000, respectively. The Company does not limit its indemnification based on amounts ultimately collected from property owners.

Income Taxes

The Company did not incur income taxes; instead, its earnings were included in the tax returns of separate limited liability companies of the members and taxed depending on their personal tax situations. The financial statements, therefore, do not include a provision for income taxes.

LM FUNDING, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments

FASB ASC 825-10, Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet. The Company engages a third party valuations firm to estimate the fair value of its finance receivables at year end and reviews the methods and assumptions used by the firm for reasonableness at that time. The Company estimates that the fair values of all other financial instruments at September 30, 2015 and December 31, 2014 did not differ materially from the carrying amounts reported in the accompanying condensed consolidated balance sheets, principally because of the short maturity of those assets and liabilities.

Risks and Uncertainties

Funding amounts are secured by a priority lien position provided under Florida law (see discussion above regarding Florida statute 718.116). However, in the event the first mortgage holder takes title to the property, the amount payable by the mortgagee to satisfy the priority lien is capped under this same statute and would generally only be sufficient to reimburse the Company for funding amounts noted above for delinquent assessments. Amounts paid by the mortgagee would not generally reimburse the Company for interest, administrative late fees and collection costs. Even though the Company does not recognize these charges as revenues until collected, its business model and long-term viability is dependent on its ability to collect these charges.

In the event a delinquent unit owner files for bankruptcy protection, the Company may at its option be reimbursed by the association for the amounts funded (i.e., purchase price) and all collection rights are re-assigned to the association.

New Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standards Board issued ASU 2014-09—Revenue from Contracts with Customers (Topic 606) which provided new accounting guidance regarding revenue recognition, and is effective for annual periods beginning after December 15, 2017. The Company has not yet evaluated the impact of this new guidance on its consolidated financial statements.

2. CHANGE IN RELATED PARTY AGREEMENT

Legal services for the Company associated with the collection of delinquent assessments from property owners are performed by a law firm (Business Law Group) owned solely by Bruce M. Rodgers, the Chief Executive Officer of LMFA. Effective January 1, 2015 the Company entered into a new related party agreement with this law firm regarding the allocation of proceeds related to collection costs. Under the previous agreement, all cash collected from third parties related to collection costs (lien filing fees, process and serve costs) were allocated to the related party law firm. Under the new agreement, any recovery of these collection costs are accounted for as a reduction in expense incurred by the Company. For the nine months ended September 30, 2015, $340,186 in proceeds from property owners was recognized by the Company and recorded as a reduction of collection costs incurred.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q, including without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs and plans and objectives of management for future operations, are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expects,” “intends,” “plans,” “projects,” “estimates,” “anticipates,” “believes” or the negative thereof or any variation thereon or similar terminology or expressions.

We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Important factors which could materially affect our results and our future performance include, without limitation, our ability to purchase defaulted consumer receivables at appropriate prices, changes in government regulations that affect our ability to collect sufficient amounts on our defaulted consumer receivables, our ability to employ and retain qualified employees, changes in the credit or capital markets, changes in interest rates, deterioration in economic conditions, and negative press regarding the debt collection industry which may have a negative impact on a debtor’s willingness to pay the debt we acquire, as well as other factors set forth under “Risk Factors” in our Prospectus dated October 22, 2015.

Except as required by law, we assume no duty to update or revise any forward-looking statements.

Overview

We are a specialty finance company that provides funding to nonprofit community associations primarily located in the state of Florida and, to a lesser extent, nonprofit community associations in the states of Washington and Colorado. We offer incorporated nonprofit community associations, which we refer to as “Associations,” a variety of financial products customized to each Association’s financial needs. Our original product offering consists of providing funding to Associations by purchasing their rights under delinquent accounts that are selected by the Associations arising from unpaid Association assessments. We provide funding against such delinquent accounts, which we refer to as “Accounts,” in exchange for a portion of the proceeds collected by the Associations from the account debtors on the Accounts. More recently, we have started to engage in the business of purchasing Accounts on varying terms tailored to suit each Association’s financial needs, including under our New Neighbor Guaranty program. We believe that revenues from the New Neighbor Guaranty program, as well as other similar products we may develop in the future, will comprise an increasingly larger piece of our business during future quarters. We intend to leverage these products to expand our business activities and grow both in and outside of the states in which we currently operate.

In our original product offering, we typically purchase an Association’s right to receive a portion of the proceeds collected from delinquent unit owners. Once under contract, we engage law firms, typically on behalf of our Association clients, pursuant to a power of attorney, to perform collection work on delinquent unit accounts. Law firms typically handle collection matters on a deferred billing basis whereby payment is received upon collection from the delinquent unit account debtors or at a predetermined contractual rate if amounts collected from delinquent unit account debtors are less than legal fees and costs incurred. We typically fund an amount less than or equal to the Super Lien Amount an Association would recover at some point in the future based on the Association’s statutory lien priority. Upon collection of an Account, the law firm retained for the collection matter distributes proceeds pursuant to the terms of the agreement by and between the Association and us. Not all agreements are the same, but a typical payoff distribution will result in us first recovering amounts advanced to the Association, interest, late fees, and costs advanced, with legal fees kept by the retained law firm, and assessment amounts remitted to the Association client. In connection with our business, we have developed proprietary software for servicing Accounts, which we believe enables law firms to service Accounts efficiently and profitably.

Under the New Neighbor Guaranty program, an Association will generally assign substantially all of its outstanding indebtedness and accruals on its delinquent units to us in exchange for payment by us of an amount less than or equal to the monthly assessment payment for each assigned delinquent unit account. This simultaneously eliminates a substantial portion of the Association’s balance sheet bad debts and assists the Association in meeting its budget by both guaranteeing periodic revenues and relieving the Association of its legal fee and cost burden typically incurred to collect bad debts.

In our initial underwriting of an Association and its individual Accounts, we review the property values of the underlying units, the governing documents of the Association, the total number of delinquent receivables held by the Association, the legal proceedings instituted and many other factors. While we are relatively certain of the actions necessary to produce a revenue event, we cannot predict when an individual delinquent unit account will have a revenue event or payoff.

We believe that our original product is becoming less popular with Associations whose budgets are strained to the point where a lengthy wait for a full collection on an Account is less desirable than receiving predictable cash flows for a delinquent Account immediately. We believe our New Neighbor Guaranty product alleviates this problem by providing Associations with predictable on-going cash flows for delinquent Accounts. We see the New Neighbor Guaranty as a product that will play an increasingly larger role in future growth. Our assumption is that Associations will continue to desire short-term liquidity rather than potentially larger long-term payouts on Accounts. This market trend may change as real estate markets improve, in which case we anticipate a migration back towards our original product offering.

Corporate History and Reorganization

The Company was originally organized in January 2008 as a Florida limited liability company under the name LM Funding, LLC. Prior to the completion of the initial public offering on October 21, 2015, all of our business had been conducted through the Company and its subsidiaries. Immediately prior to our initial public offering, the members of the Company contributed all of their membership interests to LM Funding America, Inc., a Delaware corporation incorporated on April 20, 2015 (“LMFA”), in exchange for an aggregate of 2,100,000 shares of the common stock of LMFA (the “Corporate Reorganization”). Immediately after such contribution and exchange, the former members of the Company became the holders of 100% of the issued and outstanding common stock of LMFA, thereby making the Company a wholly-owned subsidiary of LMFA. As used in this discussion and analysis, unless the context requires otherwise, references to “LMF,” “LM Funding,” “we,” “us,” “our,” “the Company,” “our company,” and similar references refer to (i) following the date of the Corporate Reorganization, LM Funding America, Inc., a Delaware corporation, and its consolidated subsidiaries, and (ii) prior to the date of the Corporate Reorganization, LM Funding, LLC, a Florida limited liability company, and its consolidated subsidiaries.

Results of Operations

The Nine Months Ended September 30, 2015 compared to the Nine Months Ended September 30, 2014

Revenues

During the nine months ended September 30, 2015, total revenues decreased $0.8 million, or 12.9%, to $5.2 million from $6.0 million in the nine months ended September 20, 2014. This is primarily driven by a decrease in payoff occurrences of 10.5%. We recorded approximately 1,123 payoff occurrences for the nine months ended September 30, 2015 compared to 1,255 payoff occurrences for the nine months ended September 30, 2014. “Payoffs” consist of recovery of the entire legally collectible portion of our principal investment, accrued interest, and late fees owed to us from the proceeds of the Accounts collected by the Associations in accordance with our contracts with Associations.

These decreases were offset by an increase of $0.1 million related to recoveries in excess of cost on payoffs related to our New Neighbor Guaranty program. Amounts funded under this product vary at the time of purchase in amount due, age, previous collection efforts, and value of the underlying real estate securing the receivable. We also saw a decrease in rental revenue in the nine months ended September 30, 2015 of $0.1 million to $0.1 million from $0.2 million for the nine months ended September 30, 2014. This was due to the sale of multiple homes in our portfolio in 2014, while in 2015 we have made an effort to increase the rental base.

Operating Expenses

During the nine months ended September 30, 2015, operating expenses decreased $0.3 million, or 10.6%, to $2.9 million from $3.2 million for the nine months ended September 30, 2014. We realized a reduction in collection cost of $0.4 million, or 73.4%, to $0.1 million for the nine months ended September 30, 2015 from $0.5 million for the nine months ended September 30, 2014. This is primarily driven by a new agreement between Business Law Group, P.A. (“BLG”) and us effective January 1, 2015 where any recovery of collection costs paid by the Company are accounted for as a reduction in expense. In 2014, the money that was received on settlement related to the costs was awarded to BLG. During the nine months ended September 30, 2015, we incurred just over $0.1 million in net collection costs, most of which were incurred in the third quarter. This was due to a ramp up in collection efforts at the end of third quarter in expectation of the completion of our initial public offering (“IPO”). Traditionally collection events trail collection expense by 6-12 months. We also experienced an increase in legal fees related to our collection events. In the ordinary course of our business, we are involved in numerous legal proceedings. We regularly initiate collection lawsuits, using our network of third party law firms, against consumers. In addition, consumers occasionally initiate litigation against us. The settlement costs of these lawsuits increased by $0.2 million in the third quarter of 2015.

Interest Expense

During the nine months ended September 30, 2015, interest expense decreased $0.2 million, or 25.5%, to $0.6 million from $0.8 million for the nine months ended September 30, 2014. This decrease is attributable to our refinancing of $7.432 million in December of 2014 at 8% interest. For the nine months ended September 30, 2014, we had loans outstanding of $4.786 million at 16% interest and $3.467 million at 10% interest.

Net Income

During the nine months ended September 30, 2015, net income decreased $0.2 million, or 12.3%, to $1.6 million from $1.8 million for the nine months ended September 30, 2014. Our decrease in revenues for the nine months ended September 30, 2015 was offset by management of operating expenses and interest expense leading to a decrease in net income. Our performance in the third quarter greatly impacted our overall 2015 performance. Much of the increased expenses relate to a ramp up of collection activity, which we expect to lead to increased revenues in the future.

Liquidity and Capital Resources

General

As of September 30, 2015, we had cash and cash equivalents of $2.1 million compared to $1.4 million at September 30, 2014. The increase in cash is primarily due to net cash from operations of $1.7 million as well as $0.9 million from investing activities. This was offset by net cash used in financing activities of $2.5 million.

Cash from Operations

Net cash from operations was $1.7 million during the nine months ended September 30, 2015 compared to $1.9 during the nine months ended September 30, 2014. This was primarily driven by the decrease in net income through the third quarter of 2015 compared to the third quarter of 2014. For the nine months ended September 30, 2015, these movements accounted for a decrease in cash of ($0.2 million).

Cash from Investing Activities

For the nine months ended September 30, 2015, our finance receivables fell by $0.9 million. This was due to us collecting more Accounts than were invested in for the year. Our primary business relies on our ability to invest in units, and during the nine months ended September 30, 2015, this balance decreased from the nine months ended September 30, 2014. This balance has been in consistent decline since 2012. This balance is very susceptible to housing market fluctuations, but as our current market penetration is less than 1% in Florida, we believe there is still a large untapped market for our product offerings to grow in Florida and elsewhere. Related to our original product, for the nine months ended September 30, 2015, we acquired 286 accounts for $0.1 million compared to 457 accounts for $0.2 million for the nine months ended September 30, 2014. Related to our New Neighbor Guaranty product for the nine months ended September 30, 2015, we acquired 81 new accounts and made a total investment of $0.4 million compared to 58 new accounts and total investment of $0.4 million in the nine months ended September 30, 2014.

Cash from Financing Activities

At September 30, 2015, indebtedness of the Company was $8.3 million compared to $6.7 million at September 30, 2014. On December 30, 2014, we entered into a Credit Agreement with a financial institution through our 95% owned subsidiary LMF SPE#2, LLC, as “borrower” and the Company and its members as “guarantors”. Under the terms of this agreement, LMF SPE#2, LLC issued a promissory note totaling $7,431,938. Proceeds from this note were used to pay off all outstanding indebtedness of the Company at that time.

On January 26, 2015, LMF October 2010 Fund, LLC borrowed $2 million on a three year term. This note bears interest at 14% per annum and is collateralized by all of the accounts receivable, contract rights and lien rights arising from or relating to collection of Association payments made by us relating to 1,067 Accounts as well as all deposit accounts and cash of LMF October 2010 Fund, LLC. The Company and its members guaranteed this loan. This loan amortizes in 36 equal installments of principal and interest commencing February 26, 2015. The proceeds of this loan were used to redeem the membership interests of the Company beneficially owned by Frank C. Silcox.

Effective July 1, 2015, our subsidiary, LMF October 2010 Fund, LLC, borrowed $1.8 million on a 29-month term under a loan agreement dated June 25, 2015. This note bears interest at 6% plus the LIBOR Base Rate published in the Wall Street Journal per annum and is collateralized by all of the accounts receivable, contract rights and lien rights arising from or relating to collection of payments made by us relating to 860 Accounts as well as all deposit accounts and cash of LMF October 2010 Fund, LLC. Certain beneficial owners of the members of the Company guaranteed this loan. This loan amortizes in 29 equal installments of principal and interest commencing July 25, 2015. The proceeds from this loan were used to pay off the promissory note that accrued interest at 14% with a balance of $1,777,778 and accrued interest of $21,432 at June 30, 2015.

Debt of the Company consists of the following at September 30, 2015 and 2014:

	September 30, 2015	September 30, 2014
Promissory notes issued to accredited investors, secured by certain liens, bearing interest at 16%, principal of $71,430 per month plus interest due through maturity on July 1, 2015.	$—	$4,142,820

Promissory notes issued to a finance company, secured by certain liens, bearing interest at 10%, principal of $50,000 per month plus interest due through maturity on December 29, 2015.	—	2,611,626

Promissory note issued to a financial institution, bearing interest at 8%, interest payable monthly and principal payments due quarterly. Secured by all of the Company’s rights, title, interest, claims and demands associated with 2,190 condominium units held in LMF SPE #2, LLC and all cash held in LMF SPE #2, LLC. Accrued but unpaid interest is due monthly beginning January 29, 2015. Installment of principal and interest are due quarterly commencing on April 5, 2015. Note matures on December 30, 2017 and can be prepaid at any time without penalty.	6,646,232	—

Promissory note issued to a financial institution, bearing interest at 6%, principle of $55,555 per month plus interest due through maturity on February 1, 2018. This loan is collateralized by all of the accounts receivable, contract rights and lien rights arising from or relating to collection of Association payments made by the Company relating to 860 Accounts as well as all deposit accounts and cash of LMF October 2010 Fund, LLC. LMF-LLC and its members guaranteed this loan.	1,620,000	—

	$8,266,232	$6,754,446

As of September 30, 2015, minimum required principal payments on notes payable are $604,702 in 2015, $2,301,504 in 2016, $5,206,941 in 2017, and $153,085 in 2018.

Results of Operations

The Three Months Ended September 30, 2015 compared to the Three Months Ended September 30, 2014

Revenues

During the three months ended September 30, 2015, total revenue decreased $0.4 million, or 18.8%, to $1.6 million from $2.0 million for the three months ended September 30, 2014. This was primarily driven by a decrease in payoff occurrences of 13.2%. We recorded approximately 400 payoff occurrences for the three months ended September 30, 2015 compared to 461 payoff occurrences for the three months ended September 30, 2014. “Payoffs” consist of recovery of the entire legally collectible portion of our principal investment, accrued interest, and late fees owed to us from the proceeds of the Accounts collected by the Associations in accordance with our contracts with Associations. The revenue per payoff also decreased by $277, or 6.4%, due to an increase in payouts related to single family homes as opposed to our traditional business related to condominiums which typically have higher account balances. We have increased our number of contracts with HOA’s representing single-family homes in an effort to capitalize on the greater profitability of the rental pool.

Operating Expenses

During the three months ended September 30, 2015, operating expenses increased $0.1 million, or 8.5%, to $1.0 million from $0.9 million for the three months ended September 30, 2014. We realized a reduction in collection cost of $0.1 million or 41.3%, to $0.1 million for the three months ended September 30, 2015 from $0.2 million for the three months ended September 30, 2014. This was primarily driven by a new agreement between Business Law Group, P.A. (“BLG”) and us effective January 1, 2015 where any recovery of collection costs paid by the Company are accounted for as a reduction in expense. In 2014, the money that was received on settlement related to the costs was awarded to BLG. In the third quarter of 2015, we incurred just over $0.1 million in net collection costs. This was due to a ramp up in collection efforts at the end of the third quarter in expectation of the completion of our IPO. Traditionally collection events trail collection expense by 6-12 months. We also experienced an increase in legal fees related to our collection events. In the ordinary course of our business, we are involved in numerous legal proceedings. We regularly initiate collection lawsuits, using our network of third party law firms, against consumers. In addition, consumers occasionally initiate litigation against us. The settlement costs of these lawsuits increased by $0.2 million in the third quarter of 2015.

Interest Expense

During the three months ended September 30, 2015, interest expense decreased $0.1 million, or 32.2%, to $0.2 million from $0.3 million for the three months ended September 30, 2014. This decrease is attributable to our refinancing of $7.432 million in December of 2014 at 8% interest. For the three months ended September 30, 2014, we had loans outstanding of $4.143 million at 16% interest and $2.612 million at 10% interest.

Net Income

During the three months ended September 30, 2015, net income decreased $0.3 million, or 50.3%, to $0.4 million from $0.7 million for the three months ended September 30, 2014. Our decrease in revenues for the three months ended September 30, 2015 was offset by management of operating expenses and interest expense leading to a decrease in net income. Our performance in the third quarter of 2015 greatly impacted our overall 2015 performance. Much of the increased expenses relate to a ramp of collection activity, which we expect to lead to increased revenues in the future.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are not required to make disclosures under this item.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of September 30, 2015, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

Other than the lawsuits described below, we are not currently a party to material litigation proceedings. However, we frequently become party to litigation incident to the ordinary course of business, including either the prosecution or defense of claims arising from contracts by and between us and client Associations. Regardless of the outcome, litigation can have an adverse impact on us because of prosecution, defense and settlement costs, diversion of management resources and other factors.

Solaris at Brickell Bay Condominium Association, Inc. v. LM Funding, LLC, Case No: 2014-20043-C, was brought before the Circuit Court of the Eleventh Judicial Circuit, Miami-Dade Civil Division on July 31, 2014. On May 4, 2011, we entered into a Delinquent Assessments Proceeds Purchase Agreement with the plaintiff (the “Solaris Agreement”). On February 13, 2014, the plaintiff notified us of its intent to rescind the Solaris Agreement, claiming that we had failed to foreclose on Accounts assigned to us under the Solaris Agreement. In response, we requested that the plaintiff pay amounts we believe to be owed to us under the Solaris Agreement. In its complaint, the plaintiff alleges claims such as a usurious loan transaction, state and federal civil Racketeer Influenced and Corrupt Organization Act claims, Florida Deceptive and Unfair Trade Practices Act (“FDUTPA”) violations and other related claims. The plaintiff has requested rescission of the Solaris Agreement, forfeiture of all amounts lent by us to the plaintiff, a declaratory judgment that we have violated FDUTPA, other damages for breach of contract and violations of FDUTPA and attorneys’ fees. We believe these claims are without merit and we have counterclaimed for breach of contract, unjust enrichment, and other claims in the alternative. Subsequent to the filing of our registration statement in connection with our IPO, we were successful in having the majority of the plaintiff’s claims against us dismissed. The plaintiff has since refiled a similar styled complaint and we are likewise seeking a dismissal of those allegations. The outcome of this litigation is indeterminate at this time but we expect to receive expectancy damages, along with our costs and attorney’s fees incurred in this proceeding.

Rafael and Yomary Polanco v. Business Law Group, LM Funding, LLC, and Bruce Rodgers, Case No. 15-CV-01020-CEH-EAJ, was before the District Court for Middle District of Florida, Tampa Civil Division on April 28, 2015. As of the date of this filing, we have entered into a confidential settlement agreement, dated October 27, 2015, with the plaintiff, thus concluding the litigation.

Wilmington Savings Fund Society FSB v. Business Law Group PA, LM Funding, LLC, Bruce Rodgers, Case No. 15-CA-009871, was brought before the Thirteenth Judicial Circuit Court for Hillsborough County Florida on October 29th, 2015. LM Funding, LLC received service on November 16, 2015. Plaintiff as trustee brought an action against Business Law Group, P.A., LM Funding, LLC, and Bruce Rodgers individually, alleging broad interactions with only Business Law Group, surrounding a dispute arising in the normal course of litigation. Plaintiff alleges against all parties claims such as violations of FDUTPA, unjust enrichment, and civil conspiracy. The plaintiff has requested declaratory relief that we have violated portions of FDUTPA, restitution, and additional monetary damages, and alleges that it is a proper plaintiff to represent a putative class. We believe these claims are without merit and plan to pursue all remedies available against plaintiff. This litigation is in its early stages and the outcome is indeterminate at this time.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in the section entitled “Risk Factors” in our prospectus dated October 22, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities.

None.

(b) Use of Proceeds.

On October 21, 2015, our Registration Statement on Form S-1, as amended (File No. 333-205232), relating to our initial public offering of our units, common stock, and warrants was declared effective by the SEC. The Registration Statement covered the offer and sale by the Company of up to 2,000,000 units (the “Units”), with each Unit consisting of one share of the Company’s common stock and one warrant (each a “Warrant”). On October 22, 2015, 1,200,000 Units were sold to the public at a price of $10.00 per Unit. Each Warrant may be exercised to acquire one share of common stock at an exercise price equal to $12.50 per share (which is 125% of the public offering price). The Warrants may be exercised at any time after the closing of the offering until the five-year anniversary of the closing of the offering.

Our initial public offering, which closed on October 22, 2015, resulted in aggregate gross proceeds to us of $12.0 million and aggregate net proceeds of approximately $9.75 million after deducting an aggregate of $785,000 in commissions and fees paid to placement agents and an estimated $1.46 million in offering expenses.

As of December 2, 2015, we have issued and outstanding a total of 3.3 million shares of our common stock, which number includes the 1,200,000 shares underlying the Units issued in our initial public offering.

No offering expenses were paid directly to any of our directors or officers or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

We did not receive the proceeds from our initial public offering until October 22, 2015, which occurred after the end of the period covered by this report. Accordingly, we had not used any of the proceeds of our initial public offering as of September 30, 2015.

We anticipate that we will use the net proceeds from our initial public offering primarily for the acquisition of Accounts, acquisitions of account servicing businesses, software development, and general corporate purposes. There has been no material change in the planned use of proceeds from our initial public offering as described in the final prospectus filed with the SEC on October 23, 2015.

(c) Repurchase of Securities.

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None

Item 6.	Exhibits

The following documents are filed as a part of this report or are incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION

2.1	Contribution Agreement, dated October 21, 2015, by and between CGR63, LLC, BRR Holding, LLC and LM Funding America, Inc. (Incorporated herein by reference to Exhibit 2.1 to the Form 8-K filed on October 22, 2015).

10.1	Employment Agreement, dated October 22, 2015, by and between Bruce M. Rodgers and LM Funding America, Inc. (Incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed on October 22, 2015).

10.2	Employment Agreement, dated October 22, 2015, by and between Carollinn Gould and LM Funding America, Inc. (Incorporated herein by reference to Exhibit 10.2 to the Form 8-K filed on October 22, 2015).

10.3	Employment Agreement, dated October 22, 2015, by and between Sean Galaris and LM Funding America, Inc. (Incorporated herein by reference to Exhibit 10.3 to the Form 8-K filed on October 22, 2015).

10.4	LM Funding America, Inc. 2015 Omnibus Incentive Plan (Incorporated herein by reference to Exhibit 10.4 to the Form 8-K filed on October 22, 2015).

10.5	Form of LM Funding America, Inc. 2015 Omnibus Incentive Plan Stock Option Award Agreement (Incorporated herein by reference to Exhibit 10.5 to the Form 8-K filed on October 22, 2015).

10.6	Form of LM Funding America, Inc. 2015 Omnibus Incentive Plan Restricted Stock Award Agreement (Incorporated herein by reference to Exhibit 10.6 to the Form 8-K filed on October 22, 2015).

31.1	Rule 13a – 14(a) Certification of the Principal Executive Officer

31.2	Rule 13a – 14(a) Certification of the Principal Financial Officer

32.1	Written Statement of the Principal Executive Officer and Principal Financial Officer, Pursuant to 18 U.S.C. § 1350

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

LM FUNDING AMERICA, INC.

Date: December 2, 2015	By:	/s/ Bruce M. Rodgers
Bruce M. Rodgers
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: December 2, 2015	By:	/s/ Stephen Weclew
Stephen Weclew
Chief Financial Officer
(Principal Financial and Accounting Officer)