Form 10-K
period 2015-12-31
LM FUNDING AMERICA, INC.
filed 2016-03-30
CIK 1640384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-37605

LM FUNDING AMERICA, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	47-3844457
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
302 Knights Run Avenue Suite 1000 Tampa, FL	33602
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (813) 222-8996

Securities registered pursuant to Section 12(b) of the Act: Common Stock, Par Value $0.001 Per Share; Common stock traded on the NASDAQ stock market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a small reporting company)	Small reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s common stock was not listed on any exchange or over-the-counter market. The registrant’s common stock began trading on The NASDAQ Stock Market on December 8, 2015. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on December 31, 2015, was $28,083,000.

The number of shares of Registrant’s Common Stock outstanding as of December 31, 2015 was 3,300,000.

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Shareholders, scheduled to be held on June 16, 2016, are incorporated by reference into Part III of this Report.

PART I

Item 1. Business.

We are a specialty finance company that provides funding to nonprofit community associations primarily located in the state of Florida and, to a lesser extent, nonprofit community associations in the states of Washington and Colorado. As of February 2016, we also began operations in Illinois, which is the fourth-largest assessment market in the United States for community associations. We offer incorporated nonprofit community associations, which we refer to as “Associations,” a variety of financial products customized to each Association’s financial needs. Our original product offering consists of providing funding to Associations by purchasing their rights under delinquent accounts that are selected by the Associations arising from unpaid Association assessments. Historically, we provided funding against such delinquent accounts, which we refer to as “Accounts,” in exchange for a portion of the proceeds collected by the Associations from the account debtors on the Accounts. More recently, we have started purchasing Accounts on varying terms tailored to suit each Association’s financial needs, including under our New Neighbor Guaranty™ program. We believe that revenues from the New Neighbor Guaranty program, as well as other similar products we may develop in the future, will comprise an increasingly larger piece of our business during the next few years, and we intend to seek to leverage these products to expand our business activities and growth in the states in which we operate.

Under our original business, we purchase Associations’ right to receive a portion of the Association’s collected proceeds from owners that are not paying their assessments. After taking assignment of an Association’s right to receive a portion of the Association’s proceeds from the collection of delinquent assessments, we engage law firms to perform collection work on a deferred billing basis wherein the law firms receive payment upon collection from the account debtors or a predetermined contracted amount if payment from account debtors is less than legal fees and costs owed. Under this business model, we typically fund an amount equal to or less than the statutory minimum an Association could recover on a delinquent account for each Account, which we refer to as the “Super Lien Amount”. Upon collection of an Account, the law firm working on the Account, on behalf of the Association, generally distributes to us the funded amount, interest, and administrative late fees, with the law firm retaining legal fees and costs collected, and the Association retaining the balance of the collection. In connection with this business, we have developed proprietary software for servicing Accounts, which we believe enables law firms to service Accounts efficiently and profitably.

Under the New Neighbor Guaranty program, an Association will generally assign substantially all of its outstanding indebtedness and accruals on its delinquent units to us in exchange for payment by us of monthly dues on each delinquent unit. This simultaneously eliminates a substantial portion of the Association’s balance sheet bad debts and assists the Association to meet its budget by receiving guaranteed monthly payments on its delinquent units and relieving the Association from paying legal fees and costs to collect its bad debts. We believe that the combined features of the program enhance the value of the underlying real estate in an Association and the value of an Association’s delinquent receivables. We intend to leverage our proprietary software platform, as well as our industry experience and knowledge gained from our original business, to expand the New Neighbor Guaranty program and to potentially develop other new products in the future.

Because we acquire and collect on the delinquent receivables of Associations, the Account debtors are third parties that we have little or no information about. Therefore, we cannot predict when any given Account will be paid off or how much it will yield. In assessing the risk of purchasing Accounts, we review the property values of the underlying units, the governing documents of the relevant Association, and the total number of delinquent receivables held by the Association.

As of December 31, 2015, we have since our inception, purchased an aggregate of approximately $285 million in Association receivables by funding a total of $12 million with respect to approximately 12,000 units across over 500 Associations in Florida, Washington and Colorado. Through December 31, 2015, we have, since our inception, received just under $110 million from approximately $216 million in purchased Accounts. From these purchased Accounts, we have recovered almost all of our principal investment of almost $12 million and earned about $32 million in revenues. Per our contracts, we have paid or recovered $11 million in legal fees and returned $57 million to our funded Associations.

Our Products

Original Product

Our original product relies upon Florida statutory provisions that effectively protect the principal amount invested by us in each Account. In particular, Section 718.116(1), Florida Statutes, makes purchasers and sellers of a unit in an Association jointly and severally liable for all past due assessments, interest, late fees, legal fees, and costs payable to the Association. In addition, the statute grants to Associations a so-called “super lien”, which is a category of lien that is given a statutorily higher priority than all other types of liens other than property tax liens. Under the Florida statute, a Florida Association’s super lien has higher priority than all other lien holders, except that in the case of property tax liens. The amount of the Association’s priority over a first mortgage holder that takes title to a property through foreclosure (or deed in lieu), referred to as the Super Lien Amount, is limited to twelve months’ past due assessments or, if less, one percent (1.0%) of the original mortgage amount. Under our contracts with Associations for our original product, we pay Associations an amount up to the Super Lien Amount for the right to receive all collected interest and late fees on Accounts purchased from the Associations. In the past, to protect any amount invested by us in excess of the Super Lien Amount, we purchased insurance from an affiliate of AmTrust North America, or AmTrust, covering all assessments lost during the term of coverage due to a first mortgage foreclosure. As of January 28th, 2016 AmTrust has advised us that they will not continue to offer the insurance coverage we have purchased from them in the past. They represented to us that the nonrenewal is due solely to the fact that they have not generated the premium volume they anticipated.

In other states in which we offer our original product, which are currently only Washington, Colorado and as of February 2016, Illinois, we rely on statutes that we believe are similar to the above-described Florida statutes in relevant respects. A total of approximately 22 U.S. states, Puerto Rico and the District of Columbia have super lien statutes that give Association assessments super lien status under some circumstances, and of these states, we believe that all of these jurisdictions other than Alaska have a regulatory and business environment that would enable us to offer our original product to Associations in those states on materially the same basis. With respect to our original product, for the year ended December 31, 2015, we acquired 234 Accounts for $173,607 compared with 496 Accounts for $359,200 for the year ended December 31, 2014. We believe the decline in purchased Accounts acquired in 2015 as compared with 2014 was a result of a decline of our available capital in 2015, our focus on financing activities including our initial public offering, and general market conditions resulting in a greater dispersion of available units.

New Neighbor Guaranty

In 2012, we began development of a new product, the New Neighbor Guaranty, wherein an Association assigns substantially all of its outstanding indebtedness and accruals on its delinquent units to us in exchange for payments in an amount equal to the regular ongoing monthly or quarterly assessments for delinquent units when those amounts would be due to the Association. We assume both the payment and collection obligations for these assigned Accounts under this product. This simultaneously eliminates an Association’s balance sheet bad debts and assists the Association to meet its budget by receiving guaranteed assessment payments on its delinquent units and relieving the Association from paying legal fees and costs to collect its bad debts. We believe that the combined features of the product enhance the value of the underlying real estate in an Association and the value of an Association’s delinquent receivables.

Before we implement the New Neighbor Guaranty program, an Association typically asks us to conduct a review of its accounts receivable. After we have conducted the review, we inform the Association of which Accounts we are willing to purchase and the terms of such purchase. Once we implement the New Neighbor Guaranty program, we begin making scheduled payments to the Association on the Accounts as if the Association had non-delinquent residents occupying the units underlying the Accounts. Our New Neighbor Guaranty contracts typically allow us to retain all collection proceeds on each Account other than special assessments and accelerated assessment balances. Thus, the Association foregoes the potential benefit of a larger future collection in exchange for the certainty of a steady stream of immediate payments on the Account.

In the past, to protect any amount invested by us in excess of the Super Lien Amount, we purchased insurance from an affiliate of AmTrust North America, or AmTrust, covering all assessments lost during the term of coverage due to a first mortgage foreclosure. As of January 28th, 2016 AmTrust has advised us that they will not continue to offer the insurance coverage we have purchased from them in the past. They represented to us that the nonrenewal is due solely to the fact that they have not generated the premium volume they anticipated.

The New Neighbor Guaranty program represented approximately five percent (5%) of our overall revenue in 2015 in comparison to our original product, which accounted for approximately ninety-three percent (93%) of our overall revenue in the same period. The balance of our revenue from the period was from Accounts that are hybrids of the original product with varying splits and from income on real estate owned, or REO, units. As we continue to develop our New Neighbor Guaranty product, we expect it to make up continually larger portions of our total revenue.

As of December 31, 2015, our average investment per unit for currently active Accounts under our original product was approximately $983 and $462 for condo owners associations (COA) and home owners associations (HOA), respectively. We expect that this average investment size will not materially change for the foreseeable future. Current investment for active New Neighbor Guaranty Accounts as of December 31, 2015 averaged approximately $4,900 and $1,800 per unit for COAs and HOAs, respectively.  This average will vary in the future depending on how quickly we add new Accounts and how quickly we are able to resolve those Accounts. The average continued payment to Associations that have the New Neighbor Guaranty program in place is $250 per month for each active Account as of December 31, 2015.

As of December 31, 2015, we have historically recovered approximately $3,800 for COAs and $1,300 for HOAs per Account in interest and late fee revenue for Accounts collected under our original product. Accounts under our New Neighbor Guaranty program are producing revenue to us of, on average, approximately $4,792 for COAs and $1,220 for HOAs, per Account as December 31, 2015 after the recovery of our purchase price or investment basis. The average total recovery under our New Neighbor Guaranty program at final settlement is approximately $9,500 for COAs and $4,400 for HOAs, per Account, and is expected to continue to increase.

With respect to our New Neighbor Guaranty product, for the year ended December 31, 2015 we acquired 97 Accounts for $105,000 compared with 67 Accounts for $19,000 for the year ended December 31, 2014.

Future Products

We are also developing other variations of our contracts with Associations in various states that we may introduce to the market in the future. For example, under one product under development, at the request of an Association lender we may contract with an Association to provide that the Association will have revenues equal to or more than 90% of budget or any other percentage the lender requests. If an Association is at 80% of budget and a lender requires it to maintain revenues of 90% of budget, this product would provide upfront capital to bring the Association to the 90% threshold and then make continuing payments to keep it there through the term of the loan. This minimizes the lender’s risk of delinquencies adversely affecting the loan’s repayment. Also, this would enable lenders to do business with more Associations than their previous underwriting guidelines would permit if Associations contract with us as part of the loan package. This product, along with other variations on our contracts with Associations in various states, remains under development, however, and there is no assurance that we will ultimately launch this product or any other variation on our contracts with Associations in any state.

Industry Overview

According to the Community Association Institute (“CAI”), as of January 2014, 65 million people lived in 328,500 Associations in the United States. As a percentage, homeowners associations account for between 51-55% of the total and condominium associations make up between 42-45% of the total, with cooperatives comprising the balance. Florida has nearly eight million residents living in more than 47,000 community associations. Assuming the national distribution of property types exists in Florida, Florida has approximately 24,000 homeowners associations and 20,000 condominium associations. For fiscal year ended December 31, 2015, we have contracted with approximately 450 community associations. We believe opportunity remains abundant in our other geographic markets. As of December 31, 2014, the state of Washington had more than 10,000 community associations and the state of Colorado had more than 9,000.

Associations typically address delinquencies by paying lawyers or collection agencies to recover amounts owed. While Associations seek recovery of delinquent amounts, budgets go underfunded causing the need to cut services or raise assessments further. The real estate downturn in 2008 made delinquency issues an acute problem for a large number of Associations. We were organized in 2008 to immediately address the financial problems faced by Associations as a result of delinquent unit owners.

According to the CAI, in Florida, where we have primarily operated, Associations annually assess their residents $9 billion and nationwide, annual assessments by Associations are $65 billion. We believe we are the largest purchaser of delinquent Accounts in Florida, with total purchases of approximately $250 million over a seven-year period. The balance of delinquent Accounts are serviced by lawyers, collection companies, or a handful of small competitors of us, or not serviced at all. We believe we offer Associations a better financial solution to Account delinquencies and that Associations will increasingly turn to us and our products as a solution to handle Account delinquencies.

Our Strategy

Our primary objective is to utilize our competitive strengths, including our proprietary technology and our management’s experience and expertise in buying and collecting Association Accounts, to grow our business in Florida and in other states by identifying, evaluating, pricing, and acquiring Association Accounts and maximizing collections of such Accounts in a cost efficient manner. The principal elements of our strategy are comprised of the following:

•

Capitalizing on our brand and existing strategic relationships to identify and acquire Association Accounts. We market our “We Buy Problems” and “You Are Always Better off with LM Funding” brands primarily through trade shows throughout Florida and, to a lesser extent, at national events. Participation in these shows and events has enabled us to form strategic relationships throughout the Association services industry and has served to provide a positive reputation in the industry. We leverage our brand and strategic relationships with law firms and Associations to identify and purchase Accounts.

•

Partnering with Associations’ advisors such as law firms, management companies, accountants, Association lenders, and others to efficiently identify and acquire Accounts on a national basis. The point of purchase for Accounts is at the individual Association board of directors level; therefore, establishing and maintaining relationships with the advisors of those boards is important to our business strategy. Our strategic relationships with Association boards’ advisors provide us with opportunities to meet with Association boards on favorable terms and help us to gain their trust and confidence.

•

Providing our proprietary software to our partner law firms in order to cost effectively track, control, and collect purchased Accounts and maintain low fixed overhead. Our proprietary software enables law firms’ lawyers to efficiently handle approximately 1,000 accounts at a time with a high degree of uniformity and accuracy based upon historical caseload per lawyer of Business Law Group, P.A., one of our partner law firms. This enables our law firms to operate more efficiently and profitably, while simultaneously enabling us to cost effectively track and control our Accounts on a real-time basis.

•

Utilizing increased access to capital and lines of credit to expand our product offerings nationally. As a specialty finance company, capital is our inventory. Access to capital has always determined the speed of our growth and the amount of upfront funding we can provide with our products. We believe that increased access to capital will enable us to pursue more opportunities to buy Accounts and to develop a wider array of specialty finance products.

•

Extending secured commercial loans as a means to acquiring large blocks of Accounts. We intend to pursue the extension of secured loans to commercial partners who, as a condition of such loans, would be required to drive large blocks of accounts to us. Banks, management companies, law firms, and large Associations control large blocks of Accounts that we may be able to acquire if we help meet their capital needs.

•

Pursuing acquisitions of providers in the Association Account servicing industry. A number of smaller collection companies continue to operate in the community association market. Some have funded Accounts that we can acquire. Others have customer relationships which can serve as a valuable platform for selling our products. We will continue to explore opportunities to expand our footprint in both the states in which we operate and by looking to make strategic acquisitions in states we wish to expand to.

Employees

As of March 25, 2016, we had 22 employees, of which 22 are full-time.

Corporate Information

LM Funding, LLC, our wholly-owned subsidiary, was originally organized in January 2008 as a Florida limited liability company. In preparation for our initial public offering in October 2015, we were incorporated in Delaware on April 20, 2015.  Upon completion of our initial public offering, we became the holding company of LM Funding, LLC. All of our business is conducted through LM Funding, LLC and its subsidiaries.

Item 1A. Risk Factors.

Risks Relating to Our Business

We may not be able to purchase Accounts at favorable prices, or on sufficiently favorable terms, or at all.

Our success depends upon the continued availability of Association Accounts. The availability of Accounts at favorable prices and on terms acceptable to us depends on a number of factors outside our control, including:

(i) the status of the economy and real estate market in markets which we have operations may become so strong that delinquent Accounts do not occur in sufficient quantities to efficiently acquire them;

(ii) the perceived need of Associations to sell their Accounts to us as opposed to taking other measures to solve budget problems such as increasing assessments; and

(iii) competitive pressures from law firms, collections agencies, and others to produce more revenue for Associations than we can provide through the purchase of Accounts.

In addition, our ability to purchase Accounts, in particular with respect to our original product, is reliant on state statutes allowing for a Super Lien Amount to protect our principal investment; any change of those statutes and elimination of the priority of the Super Lien Amount, particularly in Florida, could have an adverse effect on our ability to purchase Accounts. If we were unable to purchase Accounts at favorable prices or on terms acceptable to us, or at all, it would likely have a material adverse effect on our financial condition and results of operations.

Our quarterly operating results may fluctuate and cause our stock price to decline.

Because of the nature of our business, our quarterly operating results may fluctuate, which may adversely affect the market price of our common stock. Our results may fluctuate as a result of the following factors:

(i) the timing and amount of collections on our Account portfolio;

(ii) our inability to identify and acquire additional Accounts;

(iii) a decline in the value of our Account portfolio recoveries;

(iv) increases in operating expenses associated with the growth of our operations; and

(v) general, economic and real estate market conditions.

We may not be able to recover sufficient amounts on our Accounts to recover charges to the Accounts for interest and late fees necessary to fund our operations.

We acquire and collect on the delinquent receivables of Associations. Since Account debtors are third parties that we have little to no information about, we cannot predict when any given Account will pay off or how much it will yield. In order to operate profitably over the long term, we must continually purchase and collect on a sufficient volume of Accounts to generate revenue that exceeds our costs.

We are subject to intense competition seeking to provide a collection solution to Associations for delinquent Accounts.

Lawyers, collection agencies, and other direct and indirect competitors vying to collect on Accounts all propose to solve the problem delinquent Accounts pose to Associations. Additionally, Associations and their management companies sometimes try to solve their delinquent Account problems in house, without the assistance of third-party collection agencies. An Account that an Association attempts to collect through any of these other options is an Account we cannot purchase and collect. We compete on the basis of reputation, industry experience, performance and financing dollars. Some of these competitors have greater contacts with Associations, greater financial resources and access to capital, more personnel, wider geographic presence and other resources than we have. In addition, we expect the entry of new competitors in the future given the relatively new nature of the market in which we operate. Aggressive pricing by our competitors could raise the price of acquiring and purchasing Accounts above levels that we are willing to pay, which could reduce the number of Accounts suitable for us to purchase or if purchased by us, reduce the profits, if any, generated by such Accounts. If we are unable to purchase Accounts at favorable prices or at all, the revenues generated by us and our earnings could be materially reduced.

We are dependent upon third-party law firms to service our Accounts.

Although we utilize our proprietary software and in-house staff to track, monitor, and direct the collection of our Accounts, we depend upon third-party law firms to perform the collection work. As a result, we are dependent upon the efforts of our third-party law firms, particularly Business Law Group, P.A. (“BLG”) to service and collect our Accounts. BLG presently services approximately 98% of our Accounts. Our revenues and profitability could be materially affected if:

(i) our agreements with the third-party law firms we use are terminated and we are not able to secure replacement law firms or direct payments from account debtors to our replacement law firms;

(ii) our relationships with our law firms adversely change;

(iii) our law firms fail to adequately perform their obligations; or

(iv) internal changes at such law firms occur, such as loss of staff who service us.

We may not be able to secure insurance to mitigate our risks.

In the past when the purchase price of an Account exceeds the amount protected by the Super Lien Amount, or if we purchased an Account in a jurisdiction without a super lien statute, we purchased insurance from AmTrust. This insurance formerly covered all principal assessments owed less the six month past-due assessment deductible for the term of the coverage. AmTrust was the only provider of such coverage, and it is not clear that any other insurance agency would be willing or able to provide such coverage at comparable rates to those offered by AmTrust. As of January 28th, 2016 AmTrust has advised us that they will not continue to offer the insurance coverage we have purchased from them in the past. They represented to us that the nonrenewal is due solely to the fact that they have not generated the premium volume they anticipated. Any newly purchased accounts will not be covered by this insurance policy. We may choose to seek alternative coverage in the future but insurability is not guaranteed.

If we are unable to access external sources of financing, we may not be able to fund and grow our operations.

We depend upon loans from external sources from time to time to fund and expand our operations. Our ability to grow our business is dependent on our access to additional financing and capital resources. The failure to obtain financing and capital as needed would limit our ability to purchase Accounts and achieve our growth plans.

In addition, some of our financing sources impose certain restrictive covenants, including financial covenants. Failure to satisfy any of these covenants could:

(i) cause our indebtedness to become immediately payable;

(ii) preclude us from further borrowings from these existing sources; and

(iii) prevent us from securing alternative sources of financing on favorable terms, if at all, necessary to purchase Accounts and operate our business.

We may not be successful at acquiring and collecting Accounts in other states profitably.

Our business strategy is dependent upon expanding our operations into other states and we have purchased and intend to continue to purchase Accounts in states in which we have little or no operating history. We may not be successful in acquiring any Accounts in these new markets and our limited experience in these markets may impair our ability to profitably or successfully collect the Accounts. This may cause us to overpay for these Accounts and consequently, fail to generate a profit from these Accounts. Our inability to acquire or profitably collect on Accounts in these states could have a material adverse effect on our financial condition and results of operations as we expand our business operations.

The Rodgers family will effectively control our company, substantially reducing the influence of our other stockholders.

Bruce M. Rodgers, our Chairman and Chief Executive Officer and his family, including trusts or custodial accounts of minor children of each of Mr. Rodgers and his wife Carollinn Gould, beneficially own in the aggregate more than 51% of our outstanding shares of common stock. As a result, the Rodgers family is able to significantly influence the actions that require stockholder approval, including the election of a majority of our directors and the approval of mergers, sales of assets or other corporate transactions or matters submitted for stockholder approval. As a result, our other stockholders may have little or no influence over matters submitted for stockholder approval. In addition, the Rodgers family’s influence could deter or preclude any unsolicited acquisition of us and consequently materially adversely affect the price of our common stock.

We have experienced and expect to continue to experience significant growth and we may encounter difficulties managing our growth, which could disrupt our operations.

We have experienced significant growth since our inception, which has placed additional demands on our resources, and we expect to continue to experience significant growth. There can be no assurance that we will be able to manage our expanding operations effectively or that we will be able to maintain or accelerate our growth, and any failure to do so could adversely affect our ability to generate revenues and control expenses. Future growth will depend upon a number of factors, including:

(i) the effective and timely initiation and development of relationships with law firms, management companies, accounting firms and other trusted advisors of Associations willing to sell Accounts;

(ii) our ability to continue to develop our proprietary software for use in other markets and with different products;

(iii) our ability to maintain the collection of Accounts efficiently;

(iv) the recruitment, motivation and retention of qualified personnel both in our principal office and in new markets;

(v) our ability to successfully implement our business strategy in states outside of the state of Florida; and

(vi) our successful implementation of enhancements to our operational and financial systems.

Due to our limited financial resources and the limited experience of our management team, we may not be able to effectively manage the growth of our business. Our expected growth may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business strategy or disrupt our operations.

Government regulations may limit our ability to recover and enforce the collection of our Accounts.

Federal, state and municipal laws, rules, rules, regulations and ordinances may limit our ability to recover and enforce our rights with respect to the Accounts acquired by us. These laws include, but are not limited to, the following federal statutes and regulations promulgated thereunder and comparable statutes in states where account debtors reside and/or located:

(i) the Fair Debt Collection Practices Act;

(ii) the Federal Trade Commission Act;

(iii) the Truth-In-Lending Act;

(iv) the Fair Credit Billing Act;

(v) the Dodd-Frank Act;

(vi) the Equal Credit Opportunity Act; and

(vii) the Fair Credit Reporting Act.

We may be precluded from collecting Accounts we purchase where the Association or its prior legal counsel, management company, or collection agency failed to comply with applicable laws in charging the account debtor or prosecuting the collection of the Account. Laws relating to the collection of consumer debt also directly apply to our business. Our failure to comply with any laws applicable to us, including state licensing laws, could limit our ability to recover our Accounts and could subject us to fines and penalties, which could reduce our revenues.

We may become regulated under the Consumer Financial Protection Bureau, or CFPB, and have not developed compliance standards for such oversight.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (2010), or Dodd-Frank Act, represents a comprehensive overhaul of the financial services industry within the U.S. The Dodd-Frank Act allows consumers free access to their credit score if their score negatively affects them in a financial transaction or a hiring decision, and also gives consumers access to credit score disclosures as part of an adverse action and risk-based pricing notice. Title X of the Dodd-Frank Act establishes the Bureau of Consumer Financial Protection, or CFPB, within the Federal Reserve Board, and requires the CFPB and other federal agencies to implement many new and significant rules and regulations. Significant portions of the Dodd-Frank Act related to the CFPB became effective on July 21, 2011. The CFPB has broad powers to promulgate, administer and enforce consumer financial regulations, including those applicable to us and possibly our funded Associations. Under the Dodd-Frank Act, the CFPB is the principal supervisor and enforcer of federal consumer financial protection laws with respect to nondepository institutions, or “nonbanks”, including, without limitation, any “covered person” who is a “larger participant” in a market for other consumer financial products or services. We do not know if our unique business model makes us a covered person.

The CFPB has started to exercise authority to define unfair, deceptive or abusive acts and practices and to require reports and conduct examinations of these entities for purposes of (i) assessing compliance with federal consumer financial protections laws; (ii) obtaining information about the activities and compliance systems or procedures of such entities; and (iii) detecting and assessing risks to consumers and to markets for consumer financial products and services. The exercise of this supervisory authority must be risk-based, meaning that the CFPB will identify nonbanks for examination based on the risk they pose to consumers, including consideration of the entity’s asset size, transaction volume, risk to consumers, existing oversight by state authorities and any other factors that the CFPB determines to be relevant. When a nonbank is in violation of federal consumer financial protection laws, including the CFPB’s own rules, the CFPB may pursue administrative proceedings or litigation to enforce those laws and rules. In these proceedings, the CFPB can obtain cease and desist orders, which can include orders for restitution or rescission of contracts, as well as other kinds of affirmative relief, and monetary penalties ranging from $5,000 per day for ordinary violations of federal consumer financial protection laws to $25,000 per day for reckless violations and $1 million per day for knowing violations. Also, where a company has violated Title X of the Dodd-Frank Act or CFPB regulations under Title X, the Dodd-Frank Act empowers state attorneys general and state regulators to bring civil actions for the kind of cease and desist orders available to the CFPB (but not for civil penalties). If the CFPB or one or more state officials believe that we have committed a violation of the foregoing laws, they could exercise their enforcement powers in a manner that could have a material adverse effect on us.

At this time, we cannot predict the extent to which the Dodd-Frank Act or the resulting rules and regulations, including those of the CFPB, will impact the U.S. economy and our products and services. Compliance with these new laws and regulations may require changes in the way we conduct our business and could result in additional compliance costs, which could be significant and could adversely impact our results of operations, financial condition or liquidity.

Current and new laws may adversely affect our ability to collect our Accounts, which could adversely affect our revenues and earnings.

Because our Accounts are generally originated and collected pursuant to a variety of federal and state laws by a variety of third parties and may involve consumers in all 50 states, the District of Columbia and Puerto Rico, there can be no assurance that all Associations and their management companies, legal counsel, collections agencies and others have at all times been in compliance with all applicable laws relating to the collection of Accounts. Additionally, there can be no assurance that we or our law firms have been or will continue to be at all times in compliance with all applicable laws. Failure to comply with applicable laws could materially adversely affect our ability to collect our Accounts and could subject us to increased costs, fines, and penalties. Furthermore, changes in state law regarding the lien priority status of delinquent Association assessments could materially and adversely affect our business.

We may incur substantial indebtedness from time to time in connection with the purchase of Accounts and could be subject to risks associated with incurring such indebtedness, including:

(i) we could be required to dedicate a portion of our cash flows from operations to pay debt service costs and, as a result, we would have less funds available for operations, future acquisitions of Accounts, and other purposes;

(ii) it may be more difficult and expensive to obtain additional funds through financings, if such funds are available at all;

(iii) we could be more vulnerable to economic downturns and fluctuations in interest rates, less able to withstand competitive pressures and less flexible in reacting to changes in our industry and general economic conditions; and

(iv) if we default under any of our existing credit facilities or if our creditors demand payment of a portion or all of our indebtedness, we may not have sufficient funds to make such payments.

We have pledged substantially all of our assets to secure our borrowings.

Our existing indebtedness is, and any future indebtedness we incur may be, secured by substantially all of our assets. If we default under the indebtedness secured by our assets, the secured creditor could declare all of the indebtedness then outstanding to be immediately due and payable. If we were unable to pay such amounts, our assets would be available to the secured creditor to satisfy our obligations to the secured creditor.

We are subject to loan covenants that may restrict our ability to operate our business.

Our credit facilities impose certain restrictive covenants, including financial covenants, that restrict our ability to operate our business. Our credit facilities restrict us from undertaking additional indebtedness, a sale of substantially all of our assets, a merger, or other type of business consolidation. Failure to satisfy any of these covenants could result in all or any of the following:

(i) acceleration of the payment of our outstanding indebtedness;

(ii) cross defaults to and acceleration of the payment under other financing arrangements;

(iii) our inability to borrow additional amounts under our existing financing arrangements; and

(iv) our inability to secure financing on favorable terms or at all from alternative sources.

Class action suits and other litigation in our industry could divert our management’s attention from operating our business and increase our expenses.

Certain originators and servicers involved in consumer credit collection have been subject to class actions and other litigation. Claims include failure to comply with applicable laws and regulations such as usury and improper or deceptive origination and collection practices. If we become a party to such class action suits or other litigation, our management’s attention may be diverted from our everyday business activities and implementing our business strategy, and our results of operations and financial condition could be materially adversely affected.

Any future acquisitions that we make may prove unsuccessful or strain or divert our resources.

We may seek to grow through acquisitions of related businesses. Such acquisitions present risks that could materially adversely affect our business and financial performance, including:

(i) the diversion of our management’s attention from our everyday business activities;

(ii) the assimilation of the operations and personnel of the acquired business;

(iii) the contingent and latent risks associated with the past operations of, and other unanticipated problems arising in, the acquired business; and

(iv) the need to expand our management, administration and operational systems to accommodate such acquired business.

If we make such acquisitions we cannot predict whether:

(i) we will be able to successfully integrate the operations of any new businesses into our business;

(ii) we will realize any anticipated benefits of completed acquisitions; or

(iii) there will be substantial unanticipated costs associated with such acquisitions.

In addition, future acquisitions by us may result in potentially dilutive issuances of our equity securities, the incurrence of additional debt, and the recognition of significant charges for depreciation and amortization related to goodwill and other intangible assets.

Although we have no definitive plans or intentions to make acquisitions of related businesses, we continuously evaluate such potential acquisitions. However, we have not reached any agreement or arrangement with respect to any particular acquisition and we may not be able to complete any acquisitions on favorable terms or at all.

Our investments in other businesses and entry into new business ventures may adversely affect our operations.

We have made and may continue to make investments in companies or commence operations in businesses and industries that are not identical to those with which we have historically been successful. If these investments or arrangements are not successful, our earnings could be materially adversely affected by increased expenses and decreased revenues.

If our technology and software systems are not operational, our operations could be disrupted and our ability to successfully acquire and collect Accounts could be adversely affected.

Our success depends in part on our proprietary software. We must record and process significant amounts of data quickly and accurately to properly track, monitor and collect our Accounts. Any failure of our information systems and their backup systems would interrupt our operations. We may not have adequate backup arrangements for all of our operations and we may incur significant losses if an outage occurs. In addition, we rely on third-party law firms who also may be adversely affected in the event of an outage in which the third-party servicer does not have adequate backup arrangements. Any interruption in our operations or our third-party law firms’ operations could have an adverse effect on our results of operations and financial condition.

Our organizational documents and Delaware law may make it harder for us to be acquired without the consent and cooperation of our Board of Directors and management.

Certain provisions of our organizational documents and Delaware law may deter or prevent a takeover attempt, including a takeover attempt in which the potential purchaser offers to pay a per share price greater than the current market price of our common stock. Under the terms of our certificate of incorporation, our Board of Directors has the authority, without further action by our stockholders, to issue shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. In addition, our directors serve staggered terms of one to three years each and, as such, at any given annual meeting of our stockholders, only a portion of our Board of Directors may be considered for election, which may prevent our stockholders from replacing a majority of our Board of Directors at certain annual meetings and may entrench our management and discourage unsolicited stockholder proposals. The ability to issue shares of preferred stock could tend to discourage takeover or acquisition proposals not supported by our current Board of Directors.

Future sales of our common stock may depress our stock price.

Sales of a substantial number of shares of our common stock in the public market could cause a decrease in the market price of our common stock. We had 3,300,000 shares of common stock issued and outstanding as of December 31, 2015. We may issue additional shares in connection with our business and may grant stock options to our employees, officers, directors and consultants under our stock option plans or warrants to third parties. If a significant portion of these shares were sold in the public market, the market value of our common stock could be adversely affected.

We have limited experience with the performance of our New Neighbor Guaranty program and actual results may differ from our models and projections.

Our business strategy is dependent upon expanded use of our New Neighbor Guaranty program. Although our original product continues to generate revenue, we have experienced issues with turnover on the boards of directors of Associations we service because the new board members fail to recognize the benefit of our original product. We have limited operating history with the New Neighbor Guaranty program and we will not have sufficient actual performance data regarding the New Neighbor Guaranty program for at least several more years, if ever. If our models and projections for the New Neighbor Guaranty program are overstated, use of the New Neighbor Guaranty program may impair our ability to operate profitably. Our inability to profit from our New Neighbor Guaranty Accounts could have a material adverse effect on our financial condition and results of operations as we attempt to expand our business operations.

Risks Relating to the Accounts

Insolvency of BLG could have a material adverse effect on our financial condition, results of operations and cash flows.

Our primary Account servicer, BLG, deposits collections on the Accounts in its Interest on Lawyers Trust Account (“IOLTA Trust Account”) and then distributes the proceeds to itself, us and the Associations pursuant to the terms of the purchase agreements with the Associations and applicable law. We do not have a perfected security interest in the amounts BLG collects on the Accounts while such amounts are held in the IOLTA Trust Account. BLG has agreed to promptly remit to us all amounts collected on the Accounts that are owed to us. If, however, BLG were to become subject to any insolvency law and a creditor or trustee-in-bankruptcy of BLG were to take the position that proceeds of the Accounts held in BLG’s IOLTA Trust Account should be treated as assets of BLG, an Association or another third party, delays in payments from collections on the Accounts held by BLG could occur or reductions in the amounts of payments to be remitted by BLG to us could result, which could adversely affect our financial condition, results of operations and cash flows.

Associations do not make any guarantee with respect to the validity, enforceability or collectability of the Accounts acquired by us.

Associations do not make any representations, warranties or covenants with respect to the validity, enforceability or collectability of Accounts in their assignments of Accounts to us. If an Account proves to be invalid, unenforceable or otherwise generally uncollectible, we will not have any recourse against the respective Association. If a significant number of our Accounts are later held to be invalid, unenforceable or are otherwise uncollectible, our financial condition, results of operations and cash flows could be adversely affected.

The vast majority of our Accounts are located in Florida, and any adverse conditions affecting Florida could have a material adverse effect on our financial condition and results of operations.

Our primary business relates to revenues from Accounts purchased by us, which are almost all based in Florida, and our primary source of revenue consists of payments made by condominium and home owners to satisfy the liens against their condominiums and homes. As of December 31, 2014 and December 31, 2015, Florida represented 99% and 99%, respectively, of our Accounts. An economic recession, adverse market conditions in Florida, and/or significant property damage caused by hurricanes, tornadoes or other inclement weather could adversely affect the ability of these condominium and home owners to satisfy the liens against their condominiums and homes, which could, in turn, have a material adverse effect on our financial condition and results of operations.

Foreclosure on an Association’s lien may not result in the Company recouping the amount that we invested in the related Account.

All of the Accounts purchased by us are in default. The Accounts are secured by liens held by Associations, which we have an option to foreclose upon on behalf of the Associations. Should we foreclose upon such a lien on behalf of an Association, we are generally entitled pursuant to our contractual arrangements with the Association to have the Association quitclaim its interests in the condominium unit or home to us. In the event that any Association quitclaims its interests in a condominium unit or home to us, we will be relying on the short-term rental prospects, to the extent permitted under bylaws and rules applicable to the Association, and value of its interest in the underlying property, which value may be affected by numerous risks, including:

(i) changes in general or local economic conditions;

(ii) neighborhood values;

(iii) interest rates;

(iv) real estate tax rates and other operating expenses;

(v) the possibility of overbuilding of similar properties and of the inability to obtain or maintain full occupancy of the properties;

(vi) governmental rules and fiscal policies;

(vii) acts of God; and

(viii) other factors which are beyond our control.

It is possible that as a result of a decrease in the value of the property or any of the other factors referred to in this paragraph, the amount realized from the sale of such property after taking title through a lien foreclosure may be less than our total investment in the Account. If this occurs with regard to a substantial number of Accounts, the amount expected to be realized from the Accounts will decrease and our financial condition and results of operations could be harmed.

If Account debtors or their agents make payments on the Accounts to or negotiate reductions in the Accounts with an Association, it could adversely affect our financial condition, results of operations and cash flows.

From time to time account debtors and/or their agents may make payments on the Accounts directly to the Association or its management company. Our sole recourse in this instance is to recover these misapplied payments through set-offs of payments later collected for that Association by our third-party law firms. A significant number of misapplied or reduced payments could hinder our cash flows and adversely affect our financial condition and results of operations.

Account debtors are subject to a variety of factors that may adversely affect their payment ability.

Collections on the Accounts have varied and may in the future vary greatly in both timing and amount from the payments actually due on the Accounts due to a variety of economic, social and other factors. Failures by account debtors to timely pay off their Accounts could adversely affect our financial condition, results of operations and cash flows.

Defaults on the Accounts could harm our financial condition, results of operations and cash flows.

We take assignments of the lien foreclosure rights of Associations against delinquent units owned by account debtors who are responsible for payment of the Accounts. The payoff of the Accounts is dependent upon the ability and willingness of the condominium and home owners to pay such obligations. If an owner fails to pay off the Account relating to his, her or its unit or home, only net amounts, if any, recovered will be available with respect to that Account. Foreclosures by holders of first mortgages generally result in our receipt of reduced recoveries from Accounts. In addition, foreclosure actions by any holder of a tax lien may result in us receiving no recovery from an Account to the extent excess proceeds from such tax lien foreclosure are insufficient to provide for payment to us. If, at any time, (i) we experience an increase in mortgage foreclosures or tax lien foreclosures or (ii) we experience a decrease in owner payments, our financial condition, results of operations and cash flows could be adversely affected.

We depend on the skill and diligence of third parties to collect the Accounts.

Because the collection of Accounts requires special skill and diligence, any failure of BLG, or any other law firm utilized by us, to diligently collect the Accounts could adversely affect our financial condition, results of operations and cash flows.

The payoff amounts received by us from Accounts may be adversely affected due to a variety of factors beyond our control.

Several factors may reduce the amount that can be collected on any individual Account. The delinquent assessments that are the subject of the Accounts and related charges are included within an Association’s claim of lien under the applicable statute. In Florida, Association liens are recorded in the official county records and hold first priority status with respect to a first mortgage holder for an amount equal to the Super Lien Amount. Associations have assigned to us the right to direct law firms to collect on the liens and foreclose, subject to the terms and conditions of the purchase agreements between each Association and us.

Each Account presents a separate risk as to the creditworthiness of the debtor obligated to pay the Account, which, in general, is the owner of the unit or home when the Account was incurred and subsequent owners. For instance, if the debtor has incurred a property tax lien, a sale related to such lien could result in our complete loss of the Account. Also, a holder of a first mortgage taking title through a foreclosure proceeding in which the Association is named as a defendant must only pay the Super Lien Amount in a state with a super lien statute. Although we purchase Accounts at a discount to the outstanding balance and the owner remains personally liable for any deficiency, we may decide that it is not cost-effective to pursue such a deficiency. As a result, the purchase or ownership of a significant number of Accounts which result in payment of only the Super Lien Amount or less where no statute specifying a Super Lien Amount applies, could adversely affect our financial condition and results of operations.

The liens securing the Accounts we own may not be superior to all liens on the related units and homes.

Although the liens of the Associations securing the Accounts may be superior in right of payment to some of the other liens on a condominium unit or home, they may not be superior to all liens on that condominium unit or home. For instance, a lien relating to delinquent property taxes would be superior in right of payment to the liens securing the Accounts. In addition, if an Association fails to assert the priority of its lien in a foreclosure action, the Association may inadvertently waive the priority of its lien. In the event that there is a lien of superior priority on a unit or home relating to one of the Accounts, the Association’s lien might be extinguished in the event that such superior liens are foreclosed. In most instances, the unit or home owner will be liable for the payment of such Account and the ultimate payment would depend on the creditworthiness of such owner. In the case of a tax lien foreclosure, an owner taking title through foreclosure would not be liable for the payment of obligations that existed prior to the foreclosure sale. The purchase or ownership of a significant number of Accounts that are the subject of foreclosure by a superior lien could adversely affect our financial condition, results of operations and cash flows.

We may not choose to pursue a foreclosure action against condominium and home owners who are delinquent in paying off the Accounts relating to their units or homes.

Although we have the right to pursue a foreclosure action against a unit or home owner who is delinquent in paying off the Account relating to his or her unit or home, we may not choose to do so as the cost of such litigation may be prohibitive, especially when pursuing an individual claim against a single unit or home owner. Our choice not to foreclose on a unit or home may delay our ability to collect on the Account. If we decide not to pursue foreclosure against a significant number of Accounts, it could adversely affect our financial condition, results of operations and cash flows.

The holding period for our Accounts from purchase to payoff is indeterminate.

It can take our third-party law firms anywhere from three months to four years or longer to collect on an Account. Approximately 75% of our Accounts were purchased prior to 2013, with some being purchased as early as 2008. Due to various factors, including those discussed above, we cannot project the payoff date for any Account. This indeterminate holding period reduces our liquidity and ability to fund our operations. If our ability to collect on a material number of Accounts was significantly delayed, it could adversely affect our cash flows and ability to fund our operations.

Our business model and related accounting treatment may result in acceleration of expense recognition before the corresponding revenues can be recognized.

As we expand our business, we may incur significant upfront costs relating to the acquisition of Accounts. Under United States generally accepted accounting principles (“GAAP”) such amounts may be required to be recognized in the period that they are expended. However, the corresponding revenue stream relating to the acquisition of such Accounts will not be recognized until future dates. Therefore, we may experience reduced earnings in earlier periods until such time as the revenue stream relating to the acquisition of such Accounts may be recognized.

Risks Relating to our Securities

Future sales of our common stock by our affiliates or other stockholders may depress our stock price.

Sales of a substantial number of shares of our common stock in the public market could cause a decrease in the market price of our common stock. We had authorized 10,000,000 and 5,000,000 shares of common stock and preferred stock, respectively as of December 31, 2015.  We had 3,300,000 shares of common stock issued and outstanding as of December 31, 2015. In addition, pursuant to our 2015 Omnibus Incentive Plan, options to purchase 94,500 shares of our common stock were outstanding as of December 31, 2015, of which 8,663 were exercisable. Lastly, there are 1,200,000 warrants issued and outstanding as of December 31, 2015. We may also issue additional shares in connection with our business and may grant additional stock options or restricted shares to our employees, officers, directors and consultants under our present or future equity compensation plans or we may issue warrants to third parties outside of such plans. If a significant portion of these shares were sold in the public market, the market value of our common stock could be adversely affected.

The market price and trading volume of our units, shares of common stock and warrants may be volatile, and you may not be able to resell your shares of common stock or warrants (as the case may be) at or above the price you paid for them.

Our securities may trade at prices significantly below the price you paid for it in which case, holders of our securities may experience difficulty in reselling, or an inability to sell, our securities. In addition, when the market price of a company’s equity drops significantly, equity holders often institute securities class action lawsuits against the company. A lawsuit against us could cause us to incur substantial costs and could divert the time and attention of our management and other resources away from the day-to-day operations of our business.

We are a “controlled company” within the meaning of the rules of The NASDAQ Capital Market and, as a result, expect to qualify for, and may to rely on, exemptions from certain corporate governance requirements. You will not have the same protections afforded to stockholders of companies that are subject to such requirements.

Entities controlled by Bruce M. Rodgers, our Chairman and Chief Executive Officer, and Carollinn Gould, our Vice President-General Manager and director, control a majority of the voting power of our common stock. As a result, we are  a “controlled company” within the meaning of the corporate governance standards of The NASDAQ Capital Market. Under NASDAQ Capital Market rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including:

•	the requirement that a majority of the board of directors consist of independent directors;
•

the requirement that we have a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities;

•	the requirement that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
•	the requirement for an annual performance evaluation of the nominating and corporate governance and compensation committees.

We elected to utilize some of these exemptions, namely the exemption relating to the requirement to have all independent directors on the nominating and corporate governance committee. We may also elect to utilize other exemptions in the future so long as we continue to qualify as a “controlled company.” If we utilize these exemptions we may not have a majority of independent directors and our nominating and corporate governance and compensation committees will not consist entirely of independent directors and such committees will not be subject to annual performance evaluations. Accordingly, you will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of The NASDAQ Capital Market.

We will incur increased costs as a result of being a public company.

As a public company, the Sarbanes-Oxley Act and related rules and regulations of the SEC and the various trading markets (including The NASDAQ Capital Market) regulate the corporate governance practices of public companies. Compliance with these requirements will increase our expenses and make some activities more time consuming than they have been in the past when we were a private company. Such additional costs going forward could negatively impact our financial condition and results of operations.

Securities analysts may not initiate coverage of our securities or may issue negative reports, which may adversely affect the trading price of our securities.

We cannot assure you that securities analysts will cover our company. As of December 31, 2015, no securities analyst cover our company. If securities analysts do not cover our company, this lack of coverage may adversely affect the trading price of our securities. The trading market for our securities will rely in part on the research and reports that securities analysts publish about us and our business. If one or more of the analysts who cover our company downgrades our securities, the trading price of our securities may decline. If one or more of these analysts ceases to cover our company, we could lose visibility in the market, which, in turn, could also cause the trading price of our securities to decline. Further, because of our small market capitalization, it may be difficult for us to attract securities analysts to cover our company, which could significantly and adversely affect the trading price of our securities.

If we do not maintain an effective registration statement, you may not be able to exercise the warrants in a cash exercise.

For you to be able to exercise the warrants, the resale of the shares of common stock to be issued to you upon exercise of the warrants must be covered by an effective and current registration statement. We cannot guarantee that we will continue to maintain a current registration statement relating to the resale of the shares of common stock underlying the warrants. In such circumstances, you would be unable to exercise the warrants in a cash exercise and will be required to engage in a cashless exercise in which a number of warrant shares equal to the fair market value of the exercised shares will be withheld. In those circumstances, we may, but are not required to, redeem the warrants by payment in cash. Consequently, there is a possibility that you will never be able to exercise the warrants and receive the underlying shares of common stock. This potential inability to exercise the warrants in a cash exercise, our right to cancel the warrants under certain circumstances, and the possibility that we may redeem the warrants for nominal value, may have an adverse effect on demand for the warrants and the prices that can be obtained from reselling them.

We are an “emerging growth company” and the reduced disclosure requirements applicable to emerging growth companies may make our securities less attractive to investors.

We are an “emerging growth company,” or EGC, as defined in the JOBS Act. We will remain an EGC until the earlier of: (i) the last day of the fiscal year in which we have total annual gross revenues of $1 billion or more; (ii) the last day of the fiscal year following the fifth anniversary of the date of our initial public stock offering; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC, which means the first day of the year following the first year in which the market value of our common stock that is held by non-affiliates exceeds $700 million as of June 30. For so long as we remain an EGC, we are permitted to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

•

being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure;

•	not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting;
•

not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;

•	reduced disclosure obligations regarding executive compensation;

•	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved; and
•	the ability to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.

We may choose to take advantage of some or all of the available exemptions. We have taken advantage of reduced reporting burdens in this report. Accordingly, the information contained herein may be different than the information you receive from other public companies in which you hold stock. We cannot predict whether investors will find our warrants or common stock less attractive if we rely on certain or all of these exemptions. If some investors find our warrants or common stock less attractive as a result, there may be a less active trading market for our warrants or common stock and the price of our warrants or common stock may be more volatile.

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

Our executive and administrative offices are located in Tampa, Florida, where we lease approximately 11,000 square feet of general office space for approximately $14,000 per month, plus utilities. The lease was renewed March 2, 2014 and expires on July 31, 2019.

We believe that our existing facilities are adequate for our current needs.

Item 3. Legal Proceedings.

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

Solaris at Brickell Bay Condominium Association, Inc. v. LM Funding, LLC, Case No: 2014-20043-C, was brought before the Circuit Court of the Eleventh Judicial Circuit, Miami-Dade Civil Division on July 31, 2014. On May 4, 2011, we entered into a Delinquent Assessments Proceeds Purchase Agreement with the plaintiff (the “Solaris Agreement”). On February 13, 2014, the plaintiff notified us of its intent to rescind the Solaris Agreement, claiming that we had failed to foreclose on Accounts assigned to us under the Solaris Agreement. In response, we requested that the plaintiff pay amounts we believe to be owed to us under the Solaris Agreement. In its complaint, the plaintiff alleges claims such as a usurious loan transaction, state and federal civil Racketeer Influenced and Corrupt Organization Act claims, Florida Deceptive and Unfair Trade Practices Act (“FDUTPA”) violations and other related claims. The plaintiff has requested rescission of the Solaris Agreement, forfeiture of all amounts lent by us to the plaintiff, a declaratory judgment that we have violated FDUTPA, other damages for breach of contract and violations of FDUTPA and attorneys’ fees. We believe these claims are without merit and we have counterclaimed for breach of contract, unjust enrichment, and other claims in the alternative. In the third quarter of 2015, we were successful in having the majority of the plaintiff’s claims against us dismissed. The plaintiff has since refiled a similar styled complaint and we are likewise seeking a dismissal of those allegations. The outcome of this litigation is indeterminate at this time and litigation remains ongoing.

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

Item 4. Mine Safety Disclosures.

None

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Following our initial public offering, our units, consisting of one share of our common stock and one warrant to purchase one share of our comment stock, were quoted on the NASDAQ Capital Market under the symbol “LMFAU” until they ceased trading on December 7, 2015.

Effective December 8, 2015, our common stock and common stock warrants became separately quoted on the NASDAQ Capital Market under the symbols “LMFA” and “LMFAW,” respectively. On December 31, 2015 there was 1 holder of record of our common stock and 1 holder of record of our common stock warrants.

Dividends

Future dividend payments will be at the discretion of our board of directors and will depend upon our financial condition, operating results, capital requirements and any other factors our board of directors deems relevant. In addition, our agreements with our lender may, from time to time, restrict our ability to pay dividends. Currently there are no restrictions in place. The Company did not declare any dividends for fiscal years 2015 and 2014.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer

None.

Use of Proceeds from Initial Public Offering

On October 23, 2015, we closed the initial public offering of our units, each consisting of one share of common stock and one warrant to purchase one share of common stock. We issued and sold the minimum of 1,200,000 units at a public offering price of $10.00 per unit.

The offer and sale of up to 2,000,000 units in the offering were registered under the Securities Act of 1933, as amended, pursuant to a registration statement on Form S-1 (File No. 333-205232), which was declared effective by the SEC on October 21, 2015. Following the sale of the shares in connection with the closing of our initial public offering, [the offering was terminated]. International Assets Advisory, LLC acted as the lead placement agent in the offering.

We received aggregate gross proceeds from the offering of $12 million, or aggregate net proceeds of $9.6 million after deducting placement agent fees of $0.9 million and related offering costs of $1.5 million. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates.

As of December 31, 2015, we have used $0.6 million of the net proceeds including repurchase of non-controlling interest ($.25 million) repayment of debt ($0.21 million), funding of our original product ($.01 million), funding of our New Neighbor Guaranty program ($0.09 million) and real estate owned investments ($0.05 million).  The remainder of the funds have been invested in accordance with our investment policy.

Item 6. Selected Financial Data

Not applicable

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included in this Annual Report on Form 10-K, including without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs and plans and objectives of management for future operations, are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expects,” “intends,” “plans,” “projects,” “estimates,” “anticipates,” “believes” or the negative thereof or any variation thereon or similar terminology or expressions.

We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Important factors which could materially affect our results and our future performance include, without limitation, our ability to purchase defaulted consumer receivables at appropriate prices, changes in government regulations that affect our ability to collect sufficient amounts on our defaulted consumer receivables, our ability to employ and retain qualified employees, changes in the credit or capital markets, changes in interest rates, deterioration in economic conditions, and negative press regarding the debt collection industry which may have a negative impact on a debtor’s willingness to pay the debt we acquire, as well as other factors set forth under “Risk Factors” in this report.

Except as required by law, we assume no duty to update or revise any forward-looking statements.

Overview

We are a specialty finance company that provides funding to nonprofit community associations primarily located in the state of Florida and, to a lesser extent, nonprofit community associations in the states of Washington and Colorado and since February 2016 Illinois. We offer incorporated nonprofit community associations, which we refer to as “Associations,” a variety of financial products customized to each Association’s financial needs. Our original product offering consists of providing funding to Associations by purchasing their rights under delinquent accounts that are selected by the Associations arising from unpaid Association assessments. We provide funding against such delinquent accounts, which we refer to as “Accounts,” in exchange for a portion of the proceeds collected by the Associations from the account debtors on the Accounts. More recently, we have started to engage in the business of purchasing Accounts on varying terms tailored to suit each Association’s financial needs, including under our New Neighbor Guaranty program. We believe that revenues from the New Neighbor Guaranty program, as well as other similar products we may develop in the future, will comprise an increasingly larger piece of our business during future quarters. We intend to leverage these products to expand our business activities and grow both in and outside of the states in which we currently operate.

Because of our role as a trusted advisor to our client community association, we are exploring a potential product line which resembles a more traditional consulting model for associations desirous of this relationship. Areas of our consultancy may include purchase money mortgage qualification consulting, accounts receivable management, reserve study recommendations, and property tax assessed value analysis. In the event we move forward with this new product line, we will seek to provide services and advice inside of our core competency of community association finance in an effort to drive demand for our financial products.

In our original product offering, we typically purchase an Association’s right to receive a portion of the proceeds collected from delinquent unit owners. Once under contract, we engage law firms, typically on behalf of our Association clients, pursuant to a power of attorney, to perform collection work on delinquent unit accounts. Our law firms typically handle collection matters on a deferred billing basis whereby payment is received upon collection from the delinquent unit account debtors or at a predetermined contractual rate if amounts collected from delinquent unit account debtors are less than legal fees and costs incurred. We typically fund an amount less than or equal to the Super Lien Amount an Association would recover at some point in the future based on the Association’s statutory lien priority. Upon collection of an Account, the law firm retained for the collection matter distributes proceeds pursuant to the terms of the agreement by and between the Association and us. Not all agreements are the same, but a typical payoff distribution will result in us first recovering amounts advanced to the Association, interest, late fees, and costs advanced, with legal fees kept by the retained law firm, and assessment amounts remitted to the Association client. In connection with our business, we have developed proprietary software for servicing Accounts, which we believe enables law firms to service Accounts efficiently and profitably.

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

Corporate History and Reorganization

The Company was originally organized in January 2008 as a Florida limited liability company under the name LM Funding, LLC (“Company”). All of our business is conducted through the Company and its subsidiaries. Immediately prior to our initial public offering, the members of the Company contributed all of their membership interests to LM Funding America, Inc., a Delaware corporation incorporated on April 20, 2015 (“LMFA”), in exchange for an aggregate of 2,100,000 shares of the common stock of LMFA (the “Corporate Reorganization”). Immediately after such contribution and exchange, the former members of the Company became the holders of 100% of the issued and outstanding common stock of LMFA, thereby making the Company a wholly-owned subsidiary of LMFA. As used in this discussion and analysis, unless the context requires otherwise, references to “LMF,” “LM Funding,” “we,” “us,” “our,” “the Company,” “our company,” and similar references refer to (i) following the date of the Corporate Reorganization, LM Funding America, Inc., a Delaware corporation, and its consolidated subsidiaries, and (ii) prior to the date of the Corporate Reorganization, LM Funding, LLC, a Florida limited liability company, and its consolidated subsidiaries.

Results of Operations

The Year Ended December 31, 2015 compared with the Year Ended December 31, 2014

Revenues

During the year ended December 31, 2015, total revenues decreased $0.7 million, or 9.0%, to $7.0 million from $7.6 million in the year ended December 31, 2014. This is primarily driven by a decrease in payoff occurrences of 10.5%. We recorded approximately 1,476 payoff occurrences for the year ended December 31, 2015 compared with 1,649 payoff occurrences for the year ended December 31, 2014.

These decreases were offset by an increase of $0.2 million related to recoveries in excess of cost on payoffs related to our New Neighbor Guaranty program. Amounts funded under this product vary at the time of purchase in amount due, age, previous collection efforts, and value of the underlying real estate securing the receivable. We also saw an increase in rental revenue in the year ended December 31, 2015 of $0.05 million to $0.18 million from $0.13 million for the year ended December 31, 2014. This increase in revenue was mainly attributed to an increase in rental units in our portfolio as we held 43 rental units as of December 31, 2015 compared with 25 units as of December 31, 2014. Lastly, in 2015 the Company acquired multiple REO property titles free and clear resulting in the recognition of revenue in the amount of approximately $0.2 million.

Operating Expenses

During the year ended December 31, 2015, overall operating expenses were increased to $4.5 million from $4.1 million for the year ended December 31, 2014. The increase in operating expenses is mainly attributed to recognition of estimated credit loss reserve of $0.13 million for the year ended December 31, 2015.  No estimated credit losses were recognized for the year ended December 31, 2014.  We realized a reduction in collection cost of $0.51 million, or 71.1%, to $0.2 million for the year ended December 31, 2015 from $0.7 million for the year ended December 31, 2014. This is primarily driven by a new agreement between Business Law Group, P.A. (“BLG”) and us effective January 1, 2015 where any recovery of collection costs paid by the Company are accounted for as a reduction in expense. In 2014, the money that was received on settlement related to the costs was awarded to BLG. Most of the collection costs were incurred in the third and fourth quarter of the year. This was due to collection efforts at the end of the third quarter and throughout the fourth quarter in expectation of the completion of our initial public offering (“IPO”). Historically collection events trail collection expense by 6-12 months. These decreases in expense were offset by increases in legal fees related to our collection events. In the ordinary course of our business, we are involved in numerous legal proceedings. We regularly initiate collection lawsuits on behalf of our association clients, using our network of third party law firms, against both consumers and non-consumer debtors. In addition, debtors occasionally initiate litigation against us. The settlement costs of these lawsuits increased by $0.4 million to $0.8 million in 2015 from $0.4 million in 2014. Lastly, professional fees increased for the year ended December 31, 2015 by 35.15% to $0.8 million from $0.6 million for the year ended December 31, 2014.

Interest Expense

During the year ended December 31, 2015, interest expense decreased $0.3 million, or 27.18%, to $0.7 million from $1.0 million for the year ended December 31, 2014. This decrease is attributable to our refinancing of $7.432 million of indebtedness in December 2014 at 8% interest. Prior to the refinancing of this debt, the company had outstanding debt at interest rates of approximately 16% and 10%. As of December 31, 2015 the company had debt at interest rates of approximately 6% and 8%.

Net Income

During the year ended December 31, 2015, net income decreased $0.7 million, or 27.3%, to $1.7 million from $2.4 million for the year ended December 31, 2014.

Also contributing to the overall decrease in net income were several expenses incurred in 2015 related to the Company’s IPO that were not capitalizable and/or costs associated with being a public company.  For example, expenses in the amount of $.05 million for professional services as a result of going public included costs for Liolios Group, our [investment relations], RR Donnelley, [our financial printer,] Skoda Minotti, our [independent auditors], Nasdaq, and American Stock Transfer and Trust Co., our transfer agent. We also incurred increased professional insurance expense in the amount of $0.06 million related to directors and officers insurance beginning in the second quarter of 2015. In addition, following our IPO, we inured expenses related to the salaries of our CEO and General Manager of approximately $0.1 million whereas prior to the IPO, these individuals received periodic draws in lieu of a salary.   Lastly, pursuant to our new service agreement with BLG, which was effective as of the closing of our IPO, we are now required to pay BLG a monthly fee of $7,000 for legal services as well as $700 for each occurrence where BLG receives no payment from a delinquent unit owner, which resulted in payments of approximately $0.1 million for the year ended December 21, 2015.

Liquidity and Capital Resources

General

As of December 31, 2015, we had cash and cash equivalents of $9.0 million compared with $2.0 million at December 31, 2014. The increase in cash is due to increases in net cash from operations of $2.3 million, net cash of $0.9 million from investing activities and net cash of $3.7 million from financing activities.

Cash from Operations

Net cash from operations was $2.3 million during the year ended December 31, 2015 compared with $2.4 during the year ended December 31, 2014. This was primarily driven by the decrease in net income for 2015 compared with 2014. For the year ended December 31, 2015, these movements accounted for a decrease in cash of $(0.50 million). The decrease in revenue was offset by a decrease in operating expenses of approximately $0.50 million.

Cash from Investing Activities

Net cash from investing activities was $9.3 million for 2015 compared to $1.1 million for 2014.  This was due in part to us collecting more Accounts than we were invested in for the year.   As of December 31, 2015, our finance receivables fell by $1.2 million as compared to December 31, 2014. The decline was attributed to the lack of capital needed to invest in new accounts. Our primary business relies on our ability to invest in units, and during the year ended December 31, 2015, this balance decreased from the year ended December 31, 2014. This balance has been in consistent decline since 2012. This balance is very susceptible to housing market fluctuations, but as our current market penetration is less than 1% in Florida. We believe there is still a large untapped market for our product offerings to grow in Florida and elsewhere. Related to our original product, for the year ended December 31, 2015, we acquired 233 accounts for $0.17 million compared with 496 accounts for $0.36 million for the year ended December 31, 2014. Related to our New Neighbor Guaranty product for the year ended December 31, 2015, we acquired 97 new accounts and made a total investment of $0.11 million compared with 67 new accounts and total investment of $0.02 million in the year ended December 31, 2014.

Cash from Financing Activities

As a result of the initial public offering on October 23, 2015, the Company received proceeds in the amount of $9.6 million net of any offering related expenses.

As of December 31, 2015, indebtedness of the Company was $7.7 million compared with $7.4 million on December 31, 2014. On December 30, 2014, we entered into a Credit Agreement with a financial institution through our then 95% owned subsidiary LMF SPE#2, LLC, as “borrower” and the Company and its members as “guarantors”. Under the terms of this agreement, LMF SPE#2, LLC issued a promissory note totaling $7,431,938. Proceeds from this note were used to pay off all outstanding indebtedness of the Company at that time.

On January 26, 2015, LMF October 2010 Fund, LLC borrowed $2 million on a three year term from a private lender. This note bore interest at 14% per annum and was collateralized by all of the accounts receivable, contract rights and lien rights arising from or relating to collection of Association payments made by us relating to 1,067 Accounts as well as all deposit accounts and cash of LMF October 2010 Fund, LLC. The Company and its members guaranteed this loan. This loan amortized in 36 equal installments of principal and interest commencing February 26, 2015. The proceeds of this loan were used to redeem the membership interests of the Company beneficially owned by Frank C. Silcox. This note was retired without prepayment penalty on July 31, 2015.

On July 1, 2015, our subsidiary, LMF October 2010 Fund, LLC, borrowed from Iberiabank $1.8 million on a 29-month term under a loan agreement dated June 25, 2015. This note bears interest at 6% plus the LIBOR Base Rate published in the Wall Street Journal per annum and is collateralized by all of the accounts receivable, contract rights and lien rights arising from or relating to collection of payments made by us relating to 860 Accounts as well as all deposit accounts and cash of LMF October 2010 Fund, LLC. The Rodgers family guaranteed this loan. This loan amortizes in 29 equal installments of principal and interest commencing July 25, 2015. The proceeds from this loan were used to pay off a promissory note that accrued interest at 14% with a balance of $1,777,778 and accrued interest of $21,432 at June 30, 2015.

Effective November 1, 2015, LM Funding America, Inc. purchased for $250,000 the outstanding 5% ownership in its subsidiary LMF SPE #2 held by CRE Funding, LLC.

Debt of the Company consisted of the following at December 31, 2015 and 2014:

	Year ended December 31,
	2015	2014
Financing agreement with FlatIron capital. Down payment of $16,500 was required upfront and equal installment payments of $9,610 to be made over a 10 month period. Annualized interest is 5.25%	$48,050	$—

Promissory note issued to a financial institution, bearing interest at 8%, interest payable monthly and principal payments due quarterly. Secured by all of the Company’s rights, title, interest, claims and demands associated with 2,190 condominium units held in LMF SPE #2, LLC and all cash held in LMF SPE #2, LLC. Accrued but unpaid interest is due monthly beginning January 29, 2015. Installment of principal and interest are due quarterly commencing on April 5, 2015. Note matures on December 30, 2017 and can be prepaid at any time without penalty.	6,241,555	7,431,938

Promissory note issued to Iberiabank financial institution, bearing interest at 6%, principal of $55,555 per month plus interest due through maturity on February 1, 2018. This loan is collateralized by all of the accounts receivable, contract rights and lien rights arising from or relating to collection of Association payments made by the Company relating to 860 Accounts as well as all deposit accounts and cash of LMF October 2010 Fund, LLC. LM Funding LLC and its members guaranteed this loan.	1,440,000	—
	7,729,605	7,431,938

Less: portion due in 2016	(2,469,331)	(1,190,383)

	5,260,274	6,241,555

As of December 31, 2015, minimum required principal payments on notes payable are $2,469,331 in 2016 and $5,260,274 in 2017.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

None

Item 8. Financial Statements and Supplementary Data.

The Financial Statements of the Company, the Notes thereto and the Report of Independent Registered Public Accounting Firm thereon required by this item begin on page F-1 of this report located immediately following the signature page.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended, or Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

In accordance with Rule 13a-15(b) of the Exchange Act, our management carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e)) as of December 31, 2015. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2015, the end of the period covered by this report.

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) that occurred during the year ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This Annual Report on Form 10-K does not include a report of management’s assessments regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be set forth in our definitive proxy statement with respect to our 2016 annual meeting of stockholders to be filed not later than 120 days after December 31, 2015 and is incorporated herein by this reference.

Item 11. Executive Compensation.

The information required by this item will be set forth in our definitive proxy statement with respect to our 2016 annual meeting of stockholders to be filed not later than 120 days after December 31, 2015 and is incorporated herein by this reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be set forth in our definitive proxy statement with respect to our 2016 annual meeting of stockholders to be filed not later than 120 days after December 31, 2015 and is incorporated herein by this reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be set forth in our definitive proxy statement with respect to our 2016 annual meeting of stockholders to be filed not later than 120 days after December 31, 2015 and is incorporated herein by this reference.

Item 14. Principal Accounting Fees and Services.

The information required by this item will be set forth in our definitive proxy statement with respect to our 2016 annual meeting of stockholders to be filed not later than 120 days after December 31, 2015 and is incorporated herein by this reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as a part of this report:

1. Financial Statements. See the Index to Consolidated Financial Statements on page 27.

2. Exhibits. See Item 15(b) below.

(b) Exhibits. The exhibits listed on the Exhibit Index, which appears at the end of this Item 15, are filed as part of, or are incorporated by reference into, this report.

(c) Financial Statement Schedule. See Item 15(a)(1) above.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

LM Funding America, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of LM Funding America, Inc. and Subsidiaries and Predecessor (collectively the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income, stockholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion of the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of LM Funding America, Inc. and Subsidiaries and Predecessor at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ SKODA MINOTTI & CO.

Tampa, Florida

March 30, 2016

LM FUNDING AMERICA, INC. AND SUBSIDIARIES AND PREDECESSOR

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2015	2014
Assets
Cash	$8,997,798	$2,027,694
Finance receivables:
Original product	1,537,101	2,430,456
Special product - New Neighbor Guaranty program, net of allowance for credit losses of $125,000 and $0, respectively	715,534	1,042,805
Due from related party	406,219	463,900
Prepaid expenses and other assets	151,362	310,688
Debt issue costs, net	197,959	290,688
Fixed assets, net	158,692	162,396
Real estate assets owned	285,341	42,731
Deferred tax asset	2,162,380	—
Total assets	$14,612,386	$6,771,358

Liabilities and stockholders' equity/members' deficit
Notes Payable	$7,729,605	$7,431,938
Accounts payable and accrued expenses	466,783	344,721
Deferred revenue - origination fees	51,740	61,966
Deferred tax liability	41,803	—
Other liabilities and obligations	57,989	65,910
Total liabilities	8,347,920	7,904,535

Members' deficit (see note 9)	—	(1,144,212)
Stockholders' equity
Common stock, par value $.001; 10,000,000 shares authorized; 3,300,000 shares issued and outstanding	3,300	—
Additional paid-in capital	6,281,322	—
Accumulated deficit	(20,156)	—
Noncontrolling interest	—	11,035
Total stockholders' equity/(members' deficit)	6,264,466	(1,133,177)
Total liabilities and stockholders’ equity/(members' deficit)	$14,612,386	$6,771,358

The accompanying notes are an integral part of these consolidated financial statements.

LM FUNDING AMERICA, INC. AND SUBSIDIARIES AND PREDECESSOR

CONSOLIDATED STATEMENTS OF INCOME

	Years ended December 31,
	2015	2014
Revenues
Interest on delinquent association fees	$5,588,697	$6,432,878
Administrative and late fees	544,067	709,846
Recoveries in excess of cost - special product	345,686	136,655
Underwriting and origination fees	302,154	243,366
Rental revenue	180,157	126,644
Total revenues	6,960,761	7,649,389

Operating Expenses
Staff Costs & Payroll	1,288,342	1,301,137
Professional fees	819,343	565,537
Settlement costs with associations	805,180	373,422
Selling, general and administrative	686,721	716,503
Real estate management and disposal	270,574	190,743
Depreciation and amortization	247,646	152,668
Collection costs	206,998	715,547
Provision for credit losses	125,000	—
Other operating	68,565	102,476
Operating expenses	4,518,369	4,118,033

Operating Income	2,442,392	3,531,356

Interest expense	717,305	985,023

Income before income taxes	1,725,087	2,546,333

Income tax benefit	146,555	—

Net income	1,871,642	2,546,333

Net (income) attributable to non-controlling interest	(139,865)	(163,869)

Net (income) attributable to predecessor members	(1,751,933)	(2,382,464)

Net loss to common stockholders	$(20,156)	$—

Loss per share attributable to the stockholders of LM Funding America, Inc.
Basic	$(0.01)	—
Diluted	$(0.01)	—
Weighted average number of common shares outstanding
Basic	3,300,000	—
Diluted	3,300,000	—

The accompanying notes are an integral part of these consolidated financial statements.

LM FUNDING AMERICA, INC. AND SUBSIDIARIES AND PREDECESSOR

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	LM Funding America, Inc.				Predecessor Members
	Common Stock
	Shares	Amount	Additional paid-in capital	Accumulated Deficit	LM Funding Management, LLC	CGR 63, LLC	BRR Holding, LLC	Non-controlling interest	Total Equity
Balance - December 31, 2013	—	$—	$—	$—	$(1,273,494)	$(1,274,019)	$—	$1,716	$(2,545,797)
Capital contributions	—	—	—	—	—	—	—	—	—
Distributions	—	—	—	—	(490,000)	(489,163)	—	(154,550)	(1,133,713)
Net income, allocated	—	—	—	—	1,191,232	1,191,232	—	163,869	2,546,333
Balance - December 31, 2014	—	—	—	—	(572,262)	(571,950)	—	11,035	(1,133,177)
Close out capital account	—	—	—	—	572,262	(572,262)	—	—	—
Redemption of membership interest	—	—	—	—	—	(1,960,010)	—	—	(1,960,010)
Distributions	—	—	—	—	—	(3,904,459)	—	(36,015)	(3,940,474)
Net income, allocated before stock offering	—	—	—	—	—	1,716,452	35,481	135,170	1,887,103
Deferred tax asset	—	—	1,974,022	—	—	—	—	—	1,974,022
Reorganization	—	—	(5,256,748)	—	—	5,292,229	(35,481)	—	—
Initial public stock offering	3,300,000	3,300	9,684,896	—	—	—	—	—	9,688,196
Purchase of non-controlling interest	—	—	(135,115)	—	—	—	—	(114,885)	(250,000)
Stock option expense	—	—	14,267	—	—	—	—	—	14,267
Net (loss) income after stock offering	—	—	—	(20,156)	—	—	—	4,695	(15,461)
Balance - December 31, 2015	3,300,000	$3,300	$6,281,322	$(20,156)	$—	$—	$—	$—	$6,264,466

The accompanying notes are an integral part of these consolidated financial statements.

LM FUNDING AMERICA, INC. AND SUBSIDIARIES AND PREDECESSOR

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Interest on delinquent association fees	$5,588,697	$6,432,878
Administrative and late fees	544,067	709,846
Recoveries in excess of cost - special product	345,686	136,655
Underwriting and origination fees	291,928	183,621
Rental revenue	180,157	126,644
Staff costs and payroll	(1,288,342)	(1,301,137)
Other operating expenses	(2,694,649)	(2,785,306)
Interest paid	(717,305)	(1,080,631)
Net cash provided by operating activities	2,250,239	2,422,570
CASH FLOWS FROM INVESTING ACTIVITIES:
Net collections (funding) of finance receivables - original product	893,355	1,327,507
Net collections (funding) of finance receivables - special product	327,271	(73,436)
Capital expenditures	(43,761)	(146,325)
Proceeds / (payments) for real estate assets owned	(242,610)	(22,500)
Net cash provided by investing activities	934,255	1,085,246
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	2,172,626	7,431,938
Principal repayments	(1,874,959)	(8,252,849)
Redemption of membership interest	(1,960,010)	—
Distributions	(3,904,459)	(979,163)
Return of capital to non-controlling interest	(36,015)	(154,550)
Advances (repayments) to related party	57,681	21,090
Proceeds from initial public stock offering, net (See Note 9)	9,688,196	—
Purchase of non-controlling interest	(250,000)	—
Debt issue costs	(107,450)	(311,438)
Net cash provided by (used in) financing activities	3,785,610	(2,244,972)
NET INCREASE IN CASH	6,970,104	1,262,844
CASH - BEGINNING OF YEAR	2,027,694	764,850
CASH - END OF YEAR	$8,997,798	$2,027,694

The accompanying notes are an integral part of these consolidated financial statements.

LM FUNDING AMERICA, INC. AND SUBSIDIARIES AND PREDECESSOR

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Nature of Operations

LM Funding America, Inc. (“LMFA” or the “Company”) was formed as a Delaware corporation on April 20, 2015. LMFA was formed for the purposes of completing a public offering and related transactions in order to carry on the business of LM Funding, LLC and its subsidiaries (the “Predecessor”). LMFA is the sole member of LM Funding, LLC and operates and controls all of its businesses and affairs.

LM Funding, LLC is a Florida Limited Liability Company organized during January 2008 and under the terms of the Operating Agreement effective January 8, 2008 (“Operating Agreement”) as amended, had two members: BRR Holding, LLC and CGR 63, LLC. The members contributed their equity interest to LMFA prior to the closing of its initial public offering.

The Company is a specialty finance company that provides funding principally to community associations, almost exclusively located in Florida. The business of the Company is conducted pursuant to relevant state statutes (“Statutes”) principally Florida Statute 718.116. The Statutes provide each community association lien rights to secure payment from unit owners (property owners) for assessments, interest, administrative late fees, reasonable attorney’s fees, and collection costs. In addition, the lien rights granted under the Statutes are given a higher priority (a “Super Lien”) than all other lien holders except property tax liens. The Company provides funding to associations for their delinquent assessments from property owners in exchange for an assignment of the association’s right to proceeds collected pursuant to the Statutes. The Company derives its revenues from the proceeds of association collections.

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

Effective November 1, 2015, LMFA purchased for $250,000 the outstanding 5% ownership in its subsidiary LMF SPE, #2, LLC held by CRE Funding, LLC.  Under terms of the agreement, the tax consequences of the transaction are retroactive to December 31, 2014.

Principles of Consolidation

The consolidated financial statements include the accounts of LM Funding America, Inc. and its wholly-owned subsidiaries: LM Funding, LLC, LMF October 2010 Fund, LLC; REO Management Holdings, LLC; LM Funding of Colorado, LLC; LM Funding of Washington, LLC; and LMF SPE #2, LLC. All significant intercompany balances have been eliminated in consolidation.

Basis of Presentation

The consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The Company prepares its consolidated financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”).

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the evaluation of any probable losses on amounts funded under the Company’s New Neighbor Guaranty program as disclosed below, the realization of deferred tax assets, the evaluation of contingent losses related to litigation and fair value estimates of real estate assets owned.

LM FUNDING AMERICA, INC. AND SUBSIDIARIES AND PREDECESSOR

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies (Continued)

Revenue Recognition

Accounting Standards Codification (“ASC”) 605-10-25-1 of the Financial Accounting Standards Board (“FASB”) states revenues are realized or realizable when related assets received or held are readily convertible into known amounts of cash. In those cases where there is no reasonable basis for estimating the “known amount” of cash to be collected, the cash basis or cost recovery method of recognizing revenues may be used. Collections on the accounts may vary greatly in both the timing and amount ultimately recovered compared with the total revenues earned on the accounts because of a variety of economic and social factors affecting the real estate environment in general. The Company has determined that the known amount of cash to be realized or realizable on its revenue generating activities cannot be reasonably estimated and as such, classifies its finance receivables as nonaccrual and recognizes revenues in the accompanying consolidated statements of income on the cash basis or cost recovery method in accordance with ASC 310-10, Receivables. The Company applies the cash basis method to its original product and the cost recovery method to its special product as follows:

Finance Receivables—Original Product: Under the Company’s original product, delinquent assessments are funded only up to the Super Lien Amount as discussed above. Recoverability of funded amounts is generally assured because of the protection of the Super Lien Amount. As such, payments by unit owners on the Company’s original product are recorded to income when received in accordance with the provisions of the Florida Statute (718.116(3)) and the provisions of the purchase agreements entered into between the Company and community associations. Those provisions require that all payments be applied in the following order: first to interest, then to late fees, then to costs of collection, then to legal fees expended by the Company and then to assessments owed. In accordance with the cash basis method of recognizing revenue and the provisions of the statute, the Company records revenues for interest and late fees when cash is received. In the event the Company determines the ultimate collectability of amounts funded under its original product are in doubt, payments are applied to first reduce the funded or principal amount.

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

Finance Receivables

Finance receivables are recorded at the amount funded or cost (by unit). The Company evaluates its finance receivables at each period end for losses that are considered probable and can be reasonably estimated in accordance with ASC 450-20. As discussed above, recoverability of funded amounts under the Company’s original product is generally assured because of the protection of the Super Lien Amount. As such, the Company did not have any allowance for credit losses related to its original product at December 31, 2015 and 2014.

Under the New Neighbor Guaranty program (special product), the Company funds amounts in excess of the Super Lien Amount. In these instances, the Company had in effect during 2015 and 2014 purchased credit insurance covering all funded amounts in excess of a deductible amount, which is equal to six months of delinquent assessments. Recoveries under this credit insurance program for the years ended December 31, 2015 and 2014 were $236,000 and $81,000, respectively. When evaluating the carrying value of its finance receivables, the Company looks at the likelihood of future cash flows based on historical payoffs, the fair value of the underlying real estate, the general condition of the community association in which the unit exists, and the general economic real estate environment in the local area.  This insurance product was not renewed and only claims filed related to foreclosures occurring on or before January 28, 2016 will be covered under this policy.

LM FUNDING AMERICA, INC. AND SUBSIDIARIES AND PREDECESSOR

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies (Continued)

The Company estimated an allowance for credit losses of $125,000 as of December 31, 2015 under ASC 450-20 related to its New Neighbor Guaranty program. See note 4. The Company did not have any significant receivable balances at December 31, 2014 that met the criteria of ASC 450-20 and as such, did not have an allowance for credit losses for the New Neighbor Guaranty program at that date.

The Company will charge any receivable against the allowance for credit losses when management believes the uncollectibility of the receivable is confirmed. The Company considers writing off a receivable when (i) a first mortgage holder who names the association in a foreclosure suit takes title and satisfies an estoppel letter for amounts owed which are less than amounts the Company funded to the association; (ii) a tax deed is issued with insufficient excess proceeds to pay amounts the Company funded to the association; or (iii) an association settles an account for less than amounts the Company funded to the association. Upon the occurrence of any of these events, the Company evaluates the potential recovery via a deficiency judgment against the prior owner and the ability to collect upon the deficiency judgment within the 20 year statute of limitations period or whether the deficiency judgment can be sold. Additionally, with New Neighbor Guaranty accounts and other accounts where the Company has purchased insurance still available, the Company will determine if after applying insurance proceeds any write offs are warranted. If the Company determines that collection through a deficiency judgment or sale of a deficiency judgment is not feasible, the Company writes off the unrecoverable receivable amount. Any losses greater than the recorded allowance will be recognized as expense. Under the Company’s revenue recognition policies, all finance receivables (original product and special product) are classified as nonaccrual.

Real Estate Assets Owned

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

Properties quitclaimed to the Company are in most cases acquired subject to a first mortgage or other liens, and are recognized in the accompanying consolidated balance sheets solely at costs incurred by the Company in excess of original funding. At times, the Company will acquire properties through foreclosure actions free and clear of any mortgages or liens.  In these cases, the Company records the estimated fair value of the properties in accordance with ASC 820-10, Fair Value Measurements. The Company does not generally incur significant costs on many of its real estate assets owned. Any real estate held for sale is adjusted to fair value less cost to dispose in the event the carrying value of a unit or property exceeds its estimated net realizable value.

If the Company elects to take a quitclaim title to a unit or property held for sale, the Company is responsible to pay all future assessments on a current basis, until a change of ownership occurs. The community association must allow the Company to lease or sell the unit to satisfy obligations for delinquent assessments of the original debt. All proceeds collected from any sale of the unit shall be first applied to all amounts due the Company plus any additional funds paid by the Company to purchase the unit, if applicable. Rental revenues and sales proceeds related to real estate assets held for sale are recognized when earned and realizable. Expenditures for current assessments owed to associations, repairs and maintenance, utilities, etc. are expensed when incurred.

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

Fixed Assets

The Company capitalizes all acquisitions of fixed assets in excess of $500. Fixed assets are stated at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the assets. Fixed assets are comprised of furniture, computer and office equipment with an assigned useful life of 3 to 5 years. Fixed assets also includes capitalized software costs. Capitalized software costs include costs to develop software to be used solely to meet the Company’s internal needs, consist of employee salaries and benefits and fees paid to outside consultants during the application development stage, and are amortized over their estimated useful life of 5 years. As of December 31, 2015 and December 31, 2014, capitalized software costs, net of accumulated amortization, was $91,729 and $114,988, respectively. Amortization expense for capitalized software costs for the periods ended December 31, 2015 and December 31, 2014 was $23,259 and $1,308, respectively.

LM FUNDING AMERICA, INC. AND SUBSIDIARIES AND PREDECESSOR

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies (Continued)

Debt Issue Costs

The Company capitalizes all debt issue costs and amortizes them on a method that approximates the effective interest method over the remaining term of the note payable. Debt issue costs were $197,959 at December 31, 2015 and $290,688 at December 31, 2014. In connection with refinancing certain debt of the Company in 2015, the Company wrote off debt issue costs of approximately $71,000.

Settlement Costs with Associations

Community associations working with the Company will at times incur costs in connection with litigation initiated by the Company against property owners and or mortgage holders. These costs include settlement agreements whereby the community association agrees to pay some monetary compensation to the opposing party or judgments against the community associations for fees of opposing legal counsel or other damages awarded by the courts. The Company indemnifies the community association for these costs pursuant to the provisions of the agreement between the Company and the community association. Costs incurred by the Company for these indemnification obligations for the year ended December 31, 2015 and 2014 were $805,180 and $373,422, respectively. The Company does not limit its indemnification based on amounts ultimately collected from property owners.

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the consolidated financial statements and consist of taxes currently due plus deferred taxes resulting primarily from the tax effects of temporary differences between financial and income tax reporting. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Prior to the initial public offering in October 2015, the taxable earnings of the Predecessor were included in the tax returns of its members (separate limited liability companies) and taxed depending on personal tax situations. In connection with the initial public offering, the members contributed ownership interests to the Company (a newly form C-Corporation) and all earnings subsequent to that date (October 23, 2015) are subject to taxes  and reflected in the Company’s consolidated financial statements.

Loss Per Share

Basic loss per share is calculated as net loss to common stockholders divided by the weighted average number of common shares outstanding during the period.  Diluted loss per share for the period equals basic loss per share as the effect of any stock based compensation awards or stock warrants would be anti-dilutive.

Stock-Based Compensation

The Company records all equity-based incentive grants to employees and non-employee members of the Company’s Board of Directors in operating expenses in the Company’s Consolidated Statement of Income based on their fair values determined on the date of grant. Stock-based compensation expense, reduced for estimated forfeitures, is recognized on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the outstanding equity awards.

Contingencies

The Company accrues for contingent obligations, including estimated legal costs, when the obligation is probable and the amount is reasonably estimable. As facts concerning contingencies become known, the Company reassesses its position and makes appropriate adjustments to the consolidated financial statements. Estimates that are particularly sensitive to future changes include those related to tax, legal and other regulatory matters.

Fair Value of Financial Instruments

FASB ASC 825-10, Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet. The Company engages a third party valuation firm to assist in estimating the fair value of its finance receivables. See Note 11.

LM FUNDING AMERICA, INC. AND SUBSIDIARIES AND PREDECESSOR

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies (Continued)

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

New Accounting Pronouncements

Revenue Recognition - On May 28, 2014, the Financial Accounting Standards Board issued ASU 2014-09—Revenue from Contracts with Customers (Topic 606) which provided new accounting guidance regarding revenue recognition, and is effective for annual periods beginning after December 15, 2017. The Company has not yet evaluated the impact of this new guidance on its consolidated financial statements.

Debt Issue Costs - In April 2015, FASB issued ASU 2015-03, Interest – Imputation of interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”).  The amended guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  The recognition and measurement guidance for debt issuance costs is not affected by the amendments in this ASU.  The amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2015.

Subsequent Events

The Company has evaluated subsequent events through the date which the consolidated financial statements were issued.  Other than events described in Note 13, there were no material subsequent events that required recognition in these consolidated financial statements.

Note 2. Finance Receivables – Original Product

The Company’s original funding product provides financing to community associations only up to the secured or “Super Lien Amount” as discussed in Note 1.  Finance receivables for the original product as of December 31, based on the year of funding are approximately as follows:

	2015	2014
Funded during the current year	$94,000	$221,000
1-2 years outstanding	87,000	348,000
2-3 years outstanding	193,000	667,000
3-4 years outstanding	390,000	733,000
Greater than 4 years outstanding	773,000	462,000
	$1,537,000	$2,431,000
Number of active units with delinquent assessments	1,983	2,950
Amount of outstanding interest and late fees on active units	$21,000,000	$23,500,000

Note 3. Finance Receivables – Special Product (New Neighbor Guaranty program)

The Company typically funds amount equal to or less than the “Super Lien Amount”.  During 2012 the Company began offering Associations an alternative product under the New Neighbor Guaranty program where the Company funds amounts in excess of the “Super Lien Amount”.

Under this special product, the Company purchases substantially all of the outstanding past due assessments due from delinquent property owners, in addition to all interest, late fees and other charges in exchange for the Company’s commitment to pay monthly assessments on a going forward basis up to 48 months.

LM FUNDING AMERICA, INC. AND SUBSIDIARIES AND PREDECESSOR

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Finance Receivables – Special Product (New Neighbor Guaranty program) (Continued)

As of December 31, 2015, maximum future contingent payments under these arrangements was approximately $988,000.  The Company had mitigated the credit risk for these transactions by insuring the payment of a portion of uncollected assessments paid by the Company during 2015 and 2014, (See Note 4 below).

Finance receivables at December 31, 2015 and 2014 related to this special product were approximately $716,000 and $1,043,000, respectively, under agreements with 32 associations covering 175 units at December 31, 2015 and 15 associations covering 245 units at December 31, 2014.

Delinquent assessments and accrued charges under these arrangements as of December 31, are as follows:

	2015	2014
Delinquent assessments	$2,018,000	$3,089,000
Accrued interest and late fees	1,088,000	2,004,000

Recoveries on the collection of assessments in excess of the Company’s cost during 2015 and 2014 approximated $346,000 and $137,000, respectively.

Note 4. New Neighbor Guaranty (NNG) Allowance for Credit Losses

Allowance for credit losses are recorded for losses that are considered “probable” and can be “reasonably estimated” in accordance with ASC 450-20.  Recoverability of the Company’s Original Product is generally assured because of the protection of the Super Lien under Florida statute and as such no allowance is recorded.  Recoverability of the Company’s NNG Product was, in prior years, considered to be generally assured by the purchase of credit insurance.  The coverage was not renewed and only claims filed related to foreclosures occurring on or before January 28, 2016 will be covered under the insurance policy.

As a result of the insurance policy not being renewed, credit losses on the NNG product were estimated by the Company based on analyzing the investment in each unit as of December 31, 2015 and comparing that balance to the average payout for completed units for the past 12 months.  The Company performed an alternative analysis based on a calculation of historical loss experience using insurance recoveries during 2015 and 2014.  Based on both these analyses, the Company estimated that an allowance for credit losses of $125,000 was necessary as of December 31, 2015.

Note 5. Real Estate Assets Owned

Real estate assets owned as reported in the accompanying consolidated balance sheet consists of the fair market value less cost to dispose for those foreclosed units acquired free and clear of any mortgage or other liens plus costs incurred by the Company in excess of original funding on units.  Real estate assets owned at December 31, 2015, and 2014, were approximately $285,300 and $42,700 respectively, consisting of eleven and two units owned respectively, at these dates.  The Company acquired nine new unencumbered units at the end of 2015 that were capitalized at fair value less cost to dispose of approximately $237,000.  The fair market value of each unit was first applied to recover the Company’s investment with any remaining proceeds applied next to interest, late fees, legal fees, collection costs, and payable to the association.  Any excess proceeds still remaining were recognized as a gain.

Most units are quitclaimed to the Company without the Company incurring additional cost and are subject to mortgage. Total units within the real estate portfolio at December 31, 2015 and 2014 as a result of foreclosure action were, including those discussed above, 43 and 20, respectively.  During 2015 and 2014, the Company sold one and five units, respectively, and realized proceeds of approximately $10,000 and $156,000, respectively.  Any proceeds collected are first applied to recover the Company’s investment with any remaining proceeds applied next to interest, late fees, legal fees, collection costs and any amounts due to the community association.  Any excess proceeds still remaining are recognized as gain on sale of real estate assets.  If the future proceeds collected are lower than the Company’s carrying value, then a loss is recognized on the sale.  There was no significant gain or loss on the disposal of real estate assets during 2015 or 2014.  Rental revenues collected in 2015 and 2014 were approximately $180,000 and $127,000, respectively.

As mentioned above, upon a unit being quitclaim deeded to the Company, the Company becomes responsible for current association assessments.  The monthly contingent obligation for assessments due on these units to associations as of December 31, 2015 and 2014 approximates $15,000 and $7,000, respectively.

LM FUNDING AMERICA, INC. AND SUBSIDIARIES AND PREDECESSOR

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Long-Term Debt and Other Financing Arrangements

	Year ended December 31,
	2015	2014
Financing agreement with FlatIron capital. Down payment of $16,500 was required upfront and equal installment payments of $9,610 to be made over a 10 month period. Annualized interest is 5.25%	$48,050	$—

Promissory note issued to a financial institution, bearing interest at 8%, interest payable monthly and principal payments due quarterly. Secured by all of the Company’s rights, title, interest, claims and demands associated with certain condominium units held in LMF SPE #2, LLC and all cash held in LMF SPE #2, LLC. Accrued but unpaid interest is due monthly beginning January 29, 2015. Installment of principal and interest are due quarterly. Note matures on December 30, 2017 and can be prepaid at any time without penalty.	6,241,555	7,431,938

Promissory note issued to a financial institution, bearing interest at 6%, principal of $55,555 per month plus interest due through maturity on February 1, 2018. This loan is collateralized by all of the accounts receivable, contract rights and lien rights arising from or relating to collection of Association payments made by the Company relating to certain Accounts as well as all deposit accounts and cash of LMF October 2010 Fund, LLC. LM Funding, LLC and its members guaranteed this loan.	1,440,000	—
	$7,729,605	$7,431,938

Minimum required principal payments on the Company’s debt as of December 31, 2015 are as follows :

Years Ending
December 31,
2016	$2,469,331
2017	5,260,274
$7,729,605

Note 7. Commitments and Contingencies

Leases

The Company leases its office under an operating lease beginning March 1, 2014 and ending July 31, 2019

Future minimum lease payments due under this lease as of December 31, 2015 are as follows:

Years Ending
December 31,
2016	$343,000
2017	354,000
2018	364,000
2019	216,000
$1,277,000

The Company shares this space and the related costs associated with this operating lease with a related party (see Note 10) that also performs legal services associated with the collection of delinquent assessments.  Rent expense recognized in 2015 and 2014 approximated $159,000 and $153,000, respectively.

LM FUNDING AMERICA, INC. AND SUBSIDIARIES AND PREDECESSOR

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. COMMITMENTS AND CONTINGENCIES (Continued)

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

Solaris at Brickell Bay Condominium Association, Inc. v. LM Funding, LLC, Case No: 2014-20043-C, was brought before the Circuit Court of the Eleventh Judicial Circuit, Miami-Dade Civil Division on July 31, 2014. On May 4, 2011, we entered into a Delinquent Assessments Proceeds Purchase Agreement with the plaintiff (the “Solaris Agreement”). On February 13, 2014, the plaintiff notified us of its intent to rescind the Solaris Agreement, claiming that we had failed to foreclose on Accounts assigned to us under the Solaris Agreement. In response, we requested that the plaintiff pay amounts we believe to be owed to us under the Solaris Agreement. In its complaint, the plaintiff alleges claims such as a usurious loan transaction, state and federal civil Racketeer Influenced and Corrupt Organization Act claims, Florida Deceptive and Unfair Trade Practices Act (“FDUTPA”) violations and other related claims. The plaintiff has requested rescission of the Solaris Agreement, forfeiture of all amounts lent by us to the plaintiff, a declaratory judgment that we have violated FDUTPA, other damages for breach of contract and violations of FDUTPA and attorneys’ fees. We believe these claims are without merit and we have counterclaimed for breach of contract, unjust enrichment, and other claims in the alternative. In the third quarter of 2015, we were successful in having the majority of the plaintiff’s claims against us dismissed. The plaintiff has since refiled a similar styled complaint and we are likewise seeking a dismissal of those allegations. The outcome of this litigation is indeterminate at this time and litigation remains ongoing.

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

Note 8. Income Taxes

Prior to the initial public offering in October 2015, the earnings of the Predecessor, which was a limited liability company taxed as a partnership, were taxable to its members.  In connection with the contribution of membership interests to the Company (a C-Corporation formed in 2015), the net income or loss of the Company after the initial public offering is taxable to the Company and reflected in the accompanying consolidated financial statements.

The Company performs an evaluation of the realizability of its deferred tax assets on a quarterly basis.  The Company considers all positive and negative evidence available in determining the potential of realizing deferred tax assets, including the scheduled reversal of temporary differences, recent and projected future taxable income and prudent and feasible tax planning strategies.  The estimates and assumptions used by the Company in computing the income taxes reflected in the accompanying consolidated financial statements could differ from the actual results reflected in the income tax returns filed during the subsequent year.
Adjustments are recorded based on filed returns when finalized or the related adjustments are identified.

Significant components of the tax benefit recognized in the accompanying consolidated statement of income for the period subsequent to the initial public offering (October 23, 2015 to December 31, 2015) are as follows:

Current tax benefit	$171,007
Federal	9,953
State	180,960
Deferred tax expense	(34,405)
$146,555

LM FUNDING AMERICA, INC. AND SUBSIDIARIES AND PREDECESSOR

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. INCOME TAXES (Continued)

The reconciliation of the income tax computed at the combined federal and state statutory rate of 37.63% to the income tax benefit is as follows:

Benefit on net loss after initial public offering of $166,711	$62,733	37.6%
Nondeductible expenses	(7,246)	(4.3)%
Tax benefit of historical carryover basis at contribution of members' interest	91,068	54.6%
Tax benefit/effective rate	$146,555	87.9%

The significant components of the Company’s deferred tax liabilities and assets as of December 31, 2015 are as follows:

Deferred tax liabilities:
Tax expense for internally developed software	$34,280
Tax depreciation in excess of book	7,523
41,803
Deferred tax assets:
Step up in basis at contribution to C-Corp	1,826,688
Loss carryforwards	180,960
Step up in basis - purchase of non-controlling interest	102,325
Allowance for credit losses	47,038
Stock option expense	5,369
2,162,380
Net deferred tax asset	$2,120,577

As discussed above, the Predecessor effected a transaction resulting in the contribution of member interests to the Company (a newly formed C-Corporation).  This transaction was recorded at the carryover basis of the Predecessor for both tax and financial reporting purposes.  In accordance with ASC 740-10-45-19, Income Taxes, the Company accounted for the tax effect of the difference in tax basis and book basis assets and liabilities at contribution date as a direct consequence of a change in tax status. As such, the Company recognized a net deferred tax asset for the tax effect of those basis differences equal to $91,068 with a corresponding increase in tax benefit.  As a result of various equity transactions prior to the incorporation, the former members of the Predecessor recognized taxable gains associated with redemption consideration and/or deficit capital accounts totaling approximately $5.25 million. In accordance with ASC 740-20-45-11, the Company accounted for the tax effect of the step up in  income tax basis related to these transactions with or among shareholders and recognized a deferred tax asset and corresponding increase in equity of approximately $1.97 million.

Note 9. Stockholders’ Equity

Initial Public Offering

In October 2015, LMFA closed its initial public offering of 1,200,000 units, each unit consisting of one share of common stock and one warrant to purchase one share of common stock, at a public offering price of $10.00 per unit. The units were listed on the Nasdaq Capital Market under the symbol “LMFAU” and commenced trading on October 23, 2015. The shares of common stock and warrants comprising the units began trading separately on December 8, 2015, and the units ceased trading on December 7, 2015.  Shares of LM Funding America, Inc. common stock trade on the Nasdaq Capital Market under the symbol “LMFA” and the warrants trade on the Nasdaq Capital Market under the symbol “LMFAW”.

The Company received aggregate proceeds from the offering of $12,000,000 and incurred costs related to the offering of approximately $2,312,000.  Net proceeds of approximately $9,688,000 were credited to additional paid-in capital.  Immediately prior to the offering, the members of the Predecessor contributed all of their membership interests to the Company and their related member account balances totaling a deficit of approximately $5,257,000 were closed against additional paid-in capital.  The former members of the Predecessor recognized taxable gains associated with both deficit capital accounts and redemption transactions noted below resulting in a step up in income tax basis for assets of the Predecessor and favorable tax benefits to the Company. The Company recorded a deferred tax asset related to the tax effect of these transactions with or among shareholders of approximately $1,974,000 with a corresponding increase to additional paid-in of capital in accordance with ASC 740-20-45-11, Income Taxes.

LM FUNDING AMERICA, INC. AND SUBSIDIARIES AND PREDECESSOR

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. SHAREHOLDERS’ EQUITY (Continued)

Minority Interest Purchase

Effective November 1, 2015, LM Funding America, Inc. purchased for $250,000 the outstanding 5% ownership in its subsidiary LMF SPE #2 held by CRE Funding, LLC.  Under the terms of the agreement, the tax consequences of the transaction are retroactive to December 31, 2014.

Redemption of Membership Interest

In January 2015, the Company and another related party entity redeemed the membership interests in LM Funding, LLC beneficially owned by one of its co-founders, Frank C. Silcox, for an aggregate redemption price of $2,000,000 ($1,960,000 paid by the Company). The redemption was recorded as a reduction in capital.  The redemption of allowed management and the members of LM Funding, LLC to have more flexibility to execute its business strategy.

Stock Options

The 2015 Omnibus Incentive Plan provides for the issuance of stock options, stock appreciation rights, performance shares, performance units, restricted stock, restricted stock units, shares of our common stock, dividend equivalent units, incentive cash awards or other awards based on our common stock. Awards may be granted alone or in addition to, in tandem with, or (subject to the 2015 Omnibus Incentive Plan’s prohibitions on repricing) in substitution for any other award (or any other award granted under another plan of ours or of any of our affiliates).

On October 22, 2015 the Company granted to the President of the Company pursuant to his employment contract 94,500 stock options with an exercise price of $10.00. These stock options vest evenly over a three year period.  The maximum term of an option is 10 years from the date of grant.

The Black-Scholes pricing model was used to determine the fair value of the stock options granted by the Company. The Company recognizes this value as an expense over the period in which the stock options vest.  The grant date fair value of the options granted was $2.36. Compensation expense recognized from the vesting of stock options was approximately $14,000 for the year ended December 31, 2015.  The remaining unrecognized compensation cost associated with unvested stock options as of December 31, 2015 is approximately $209,000, which will be recognized through October 31, 2018.  At December 31, 2015, the stock options had a remaining life of approximately 10 years.

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions. The model requires the use of subjective assumptions.  Expected volatility was based on historical volatility of another public company similar operating similar businesses and market share as the Company.  The expected life (in years) was determined using historical data to estimate options exercise patterns.  The Company does not expect to pay any dividends for the foreseeable future thus zero was in the calculation.  The risk free interest rate was based on the rate for US Treasury bonds commensurate with the expected term of the granted options. Significant assumptions used in the option-pricing model to fair value options granted were as follows:

2015
Risk-free rate	1.93%
Expected life	6 years
Expected volatility	25.00%
Expected dividend	—

LM FUNDING AMERICA, INC. AND SUBSIDIARIES AND PREDECESSOR

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. STOCKHOLDERS’ EQUITY (Continued)

The following is a summary of the stock option plan activity during 2015 and 2014:

	Number of	Weighted Average
	Options	Exercise Price
Options Outstanding at December 31, 2014	—	$—

Granted	94,500	10.00
Exercised	—	—
Forfeited	—	—

Options Outstanding at December 31, 2015	94,500	$10.00

Options Exercisable at December 31, 2015	6,038	$10.00

Note 10. Related Party Transactions

Legal services for the Company associated with the collection of delinquent assessments from property owners are performed by a law firm (Business Law Group “BLG”) which was owned solely by Bruce M. Rodgers, the Chief Executive Officer of LMFA until through the date of the initial public offering. The law firm performs collection work on a deferred billing basis wherein the law firm receives payment for services rendered upon collection from the property owners or at amounts ultimately subject to negotiations with the Company.

Effective January 1, 2015 the Company entered into a new related party agreement with this law firm regarding the allocation of proceeds related to collection costs. Under the previous agreement, all cash collected from third parties related to collection costs (lien filing fees, process and serve costs) were allocated to the related party law firm. Under the new agreement, any recovery of these collection costs are accounted for as a reduction in expense incurred by the Company. The Company incurred expenses related to these types of costs of $506,000 and $716,000, during 2015 and 2014, respectively. For the year ended December 31, 2015, approximately $299,000 in proceeds from property owners was recognized by the Company and recorded as a reduction of collection costs incurred.

Amounts collected from property owners and paid to BLG for 2015 and 2014 were approximately $1,581,000 and $2,296,000, respectively.  Legal fees charged to the Company by BLG in excess of amounts collected from property owners during 2015 were approximately $95,000.  There were no legal fees charged to the Company by BLG in excess of amounts collected from property owners during 2014.  As of December 31, 2015 and 2014, receivables from property owners for charges ultimately payable to BLG approximate $5,649,000 and $6,605,000, respectively.

The Company also shares office space and related common expenses with BLG.  All shared expenses, including rent, are charged to the legal firm based on an estimate of actual usage.  Any expenses of BLG paid by the Company that have not been reimbursed or settled against other amounts are reflected as due from related parties in the accompanying balance sheet. Amounts receivable from BLG as of December 31, 2015 and 2014 were approximately $406,000 and $464,000, respectively.

After the change in ownership discussed below, upon the occurrence of a triggering even wherein BLG received no payment from the delinquent unit owner, the Company pays BLG $700.  For the period, the Company incurred 113 cases where no payment was received by BLG and the Company incurred expense of $79,100. The Company also began paying BLG $7,000 per month following the change in ownership.

On October 23, 2015 our Chairman and Chief Executive Officer, Bruce M. Rodgers, transferred his interest in BLG to other attorneys at the firm through a redemption of his interest in the firm, and BLG is now under control of those lawyers. This enables Mr. Rodgers to work full-time for the Company and to focus his efforts exclusively on implementing our business strategy.

LM FUNDING AMERICA, INC. AND SUBSIDIARIES AND PREDECESSOR

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Fair Value of Financial Instruments

The Company estimates that the fair value of its financial assets and liabilities approximate carrying value except for its finance receivables.   FASB ASC 820, Fair Value Measurements and Disclosures defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date.  ASC 820 also establishes a fair value hierarchy which requires an entity to classify its fair value estimates based on the “Level” of reliability of data inputs used in those estimates. Under this guidance, financial instruments are categorized within the fair value hierarchy as follows:

Level 1 inputs – Quoted prices (unadjusted) in active markets for identical assets or liabilities that can be assessed at the measurement date.

Level 2 inputs – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3 inputs – Unobservable inputs significant to the fair value estimate that are supported by little or no market pricing and are based on the Company’s estimates and assumptions that presumably market participants would use.

The Company considers the data inputs used to estimate the fair value of its finance receivables to fall within Level 3 of the fair value hierarchy.  Fair value measurements as noted below are based on the income approach using a discount rate of 9.10% and 6.25% for finance receivables at December 31, 2015 and 2014, respectively.  The recovery period as of both dates was assumed to be 8.5 years.  The carrying amount and estimated fair value of finance receivables at December 31 are as follows:

	2015		2014
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Finance receivables:
Original product	$1,537,101	$8,695,000	$2,430,456	$15,415,000
Special product, net of allowance (1)	715,534	1,460,000	1,042,805	1,290,000

(1)	For New Neighbor Guaranty program

Note 12. Reconciliation of Net Income To Cash Provided By Operating Activities

	2015	2014
Net income	$1,731,777	$2,382,464
Adjustments to reconcile net income to
cash provided by operating activities
Non-controlling interest	139,865	163,869
Depreciation and amortization	247,646	152,668
Decrease (increase) in prepaid expenses and other assets	159,326	(148,266)
Increase (decrease) in accounts payable and accrued expenses	122,062	(18,357)
Decrease in deferred revenue - origination fees	(10,226)	(59,745)
Decrease in accrued interest payable	—	(95,608)
Increase (decrease) in other liabilities and obligations	6,344	45,545
Income tax benefit	(146,555)	—
	$2,250,239	$2,422,570

LM FUNDING AMERICA, INC. AND SUBSIDIARIES AND PREDECESSOR

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Subsequent Events

Stock options granted in 2016

On January 4, 2016 the Company granted a total of 84,600 stock options to our employees at an exercise price of $12.50 per share.  These awards will vest evenly over a three year period. The maximum term of an option is 10 years from the date of grant.  The grant date fair value of the options granted was $1.27.  Total expense to be recognized for the employee options is approximately $107,000.

On January 4, 2016 the company granted a total of 37,904 stock options to consultants of the company at an exercise prices of $12.50 per share.  These awards vest immediately upon acceptance of agreement. The maximum term of an option is 10 years from the date of grant.  The grant date fair value of the options granted was $0.70.  Total expense to be recognized for the consultant options is approximately $26,000.

On January 4, 2016 the Company granted a total of 25,000 stock options to non-employee directors at an exercise price of $10.00 per share.  These awards will vest evenly over a three year period. The maximum term of an option is 10 years from the date of grant.  The grant date fair value of the options granted was $1.90.  Total expense to be recognized for the director options is approximately $48,000.

Significant assumptions used in the option-pricing model to fair value the above option agreements were as follows:

	Employees	Consultants	Board of Directors
Risk-free rate	1.90%	1.73%	1.90%
Expected life	6 years	5 years	6 years
Expected volatility	25.13%	20.61%	25.13%
Expected dividend	—	—	—

Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On January 4, 2016 (the “Effective Date”), the Company entered into employment agreements (each individually, an “Employment Agreement” and collectively, the “Employment Agreements”) with Steve Weclew (“Mr. Weclew”), the Company’s Chief Financial Officer, and Aaron L. Gordon (“Mr. Gordon”), the Company’s Secretary and General Counsel.

Mr. Weclew’s Employment Agreement

Under the terms of the Employment Agreement between the Company and Mr. Weclew, Mr. Weclew will serve as Chief Financial Officer of the Company for a term of one year. The term of the Employment Agreement will be automatically renewed each successive year unless Mr. Weclew or the Company provides written notice of termination. Mr. Weclew is to receive a base salary of $200,000 per year, subject to possible merit increases beginning in 2017. In addition, Mr. Weclew is eligible to receive an annual bonus and long term incentive awards as determined by the Company’s Board of Directors and is eligible to participate in any equity incentive plan, stock option plan, or similar plan adopted by the Company.

On the Effective Date, Mr. Weclew also received stock options to purchase 25,600 shares of the Company’s common stock under the Company’s 2015 Omnibus Incentive Plan (“Plan”) at a price equal to $12.50 per share. These stock options vest over a three year period in equal annual installments beginning on the one year anniversary of the Effective Date. Additional grants under the Plan may be made to Mr. Weclew based upon an evaluation of his performance by the Company’s Board of Directors.

If the Company terminates Mr. Weclew’s employment “without cause” or Mr. Weclew resigns “for good reason” during the term of his Employment Agreement, Mr. Weclew will be entitled to receive his accrued salary and accrued bonus, as well as cash in an amount equal to his salary in equal installments over a 12 month period, subject to certain set-offs for amounts earned in substantially similar full-time employment. As a condition to receiving such accrued bonus amounts and severance payments, Mr. Weclew must execute, deliver, and not revoke a general release in favor of the Company. In addition, all unvested restricted shares, options and warrants granted during the term of the Employment Agreement will become fully vested and non-forfeitable. If Mr. Weclew’s employment terminates during the term of the Employment Agreement due to death or disability, Mr. Weclew or his beneficiaries will be entitled to receive his accrued salary and accrued bonus and all unvested restricted shares, options and warrants granted during the term of the Employment Agreement will become fully vested and non-forfeitable. If Mr. Weclew’s employment terminates “for cause” or Mr. Weclew resigns “without good reason” during the term of the Employment Agreement, Mr. Weclew will be entitled to receive his accrued salary. The Employment Agreement includes non-competition and non-solicitation covenants that will be in effect while Mr. Weclew is employed by the Company and for the two year period following the termination of his employment.

LM FUNDING AMERICA, INC. AND SUBSIDIARIES AND PREDECESSOR

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. SUBSEQUENT EVENTS (Continued)

Mr. Gordon’s Employment Agreement

Under the terms of the Employment Agreement between the Company and Mr. Gordon, Mr. Gordon will serve as Secretary and General Counsel of the Company for a term of one year. The term of the Employment Agreement will be automatically renewed each successive year unless Mr. Gordon or the Company provides written notice of termination. Mr. Gordon is to receive a base salary of $125,000 per year, subject to possible merit increases beginning in 2017, as well as an automobile and cellular phone allowance of $600 per month. In addition, Mr. Gordon is eligible to receive an annual bonus and long term incentive awards as determined by the Company’s Board of Directors and is eligible to participate in any equity incentive plan, stock option plan, or similar plan adopted by the Company.

On the Effective Date, Mr. Gordon also received stock options to purchase 17,600 shares of the Company’s common stock under the Plan at a price equal to $12.50 per share. These stock options vest over a three year period in equal annual installments beginning on the one year anniversary of the Effective Date. Additional grants under the Plan may be made to Mr. Gordon based upon an evaluation of his performance by the Company’s Board of Directors.

If the Company terminates Mr. Gordon’s employment “without cause” or Mr. Gordon resigns “for good reason” during the term of his Employment Agreement, Mr. Gordon will be entitled to receive his accrued salary and accrued bonus, as well as cash in an amount equal to his salary in equal installments over a 12 month period, subject to certain set-offs for amounts earned in substantially similar full-time employment. As a condition to receiving such accrued bonus amounts and severance payments, Mr. Gordon must execute, deliver, and not revoke a general release in favor of the Company. In addition, all unvested restricted shares, options and warrants granted during the term of the Employment Agreement will become fully vested and non-forfeitable. If Mr. Gordon’s employment terminates during the term of the Employment Agreement due to death or disability, Mr. Gordon or his beneficiaries will be entitled to receive his accrued salary and accrued bonus and all unvested restricted shares, options and warrants granted during the term of the Employment Agreement will become fully vested and non-forfeitable. If Mr. Gordon’s employment terminates “for cause” or Mr. Gordon resigns “without good reason” during the term of the Employment Agreement, Mr. Gordon will be entitled to receive his accrued salary. The Employment Agreement includes non-competition and non-solicitation covenants that will be in effect while Mr. Gordon is employed by the Company and for the two year period following the termination of his employment.

The foregoing is only a brief description of the material terms of the Employment Agreements, does not purport to be a complete description of the Employment Agreements, and is qualified in its entirety by reference to the Employment Agreements, which are filed as Exhibits 10.1 and 10.2 to this Current Report on Form 8-K and are incorporated herein by reference.

AmTrust Policy

To protect any amount invested by us in excess of the Super Lien Amount, we purchased insurance from an affiliate of AmTrust North America, or AmTrust, covering all assessments lost during the term of coverage due to a first mortgage foreclosure resulting in a Super Lien Amount payoff, less a deductible equal to six months of assessments.  Effective January 28, 2016 the AmTrust insurance policy was non-renewed.  All existing units which have had a triggering event as of the non-renewal date will be insured through November 30th, 2016.  Any new units acquired subsequent to the non-renewal date will not be covered under this policy.  Management believes this will not have an adverse impact on expenses as historically the company was paying more in insurance premiums compared with insurance claims.

Florida Office of Financial Regulation

As a result of the Florida’s Office of Financial Regulation’s (“OFR”) examination of LM Funding, LLC, we have agreed to become licensed as a consumer debt collector.

Exhibit Index

Exhibit Number	Description

2.1

Contribution Agreement, dated October 21, 2015, by and between CGR63, LLC, BRR Holding, LLC and LM Funding America, Inc. (incorporated by reference from Exhibit 2.1 to the Form 8-K filed on October 23, 2015)

3.1

Certificate of Incorporation of LM Funding America, Inc., as amended. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (Amendment No. 2) filed on August 27, 2015 (Registration No. 333-205232))

3.2	By-Laws of LM Funding America, Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 filed on June 25, 2015 (Registration No. 333-205232))

4.1	Form of Warrant Agreement. (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 (Amendment No. 1) filed on August 7, 2015 (Registration No. 333-205232))

4.2	Form of Common Stock Certificate. (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 (Amendment No. 2) filed on August 27, 2015 (Registration No. 333-205232))

10.1#	Employment Agreement, dated October 22, 2015, by and between Bruce M. Rodgers and LM Funding America, Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on October 23, 2015)

10.2#	Employment Agreement, dated October 22, 2015, by and between Carollinn Gould and LM Funding America, Inc. (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on October 23, 2015)

10.3#	Employment Agreement, dated October 22, 2015, by and between Sean Galaris and LM Funding America, Inc. (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on October 23, 2015)

10.4#	Employment Agreement, dated January 4, 2016, by and between the Company and Steve Weclew. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 7, 2016)

10.5#	Employment Agreement, dated January 4, 2016, by and between the Company and Aaron L. Gordon. (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on January 7, 2016)

10.6#	LM Funding America, Inc. 2015 Omnibus Incentive Plan. (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on October 23, 2015)

10.7#	Form of LM Funding America, Inc. 2015 Omnibus Incentive Plan Stock Option Award Agreement. (incorporated by reference to Exhibit 10.5 to the Form 8-K filed on October 23, 2015)

10.8#	Form of LM Funding America, Inc. 2015 Omnibus Incentive Plan Restricted Stock Award Agreement. (incorporated by reference to Exhibit 10.6 to the Form 8-K filed on October 23, 2015)

10.9

Services Agreement, dated April 15, 2015, between LM Funding, LLC and Business Law Group, P.A. (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 filed on June 25, 2015 (Registration No. 333-205232))

10.10

Software License Agreement, dated April 15, 2015, between LM Funding, LLC and Business Law Group, P.A. (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 filed on June 25, 2015 (Registration No. 333-205232))

10.11

Assessment Recovery Indemnity (ARI) Policy for Community Associations, dated December 1, 2012, in favor of LM Funding, LLC and issued by Security National Insurance Company, a member of AmTrust North America, an AmTrust Financial Company. (incorporated by reference to Exhibit 10.9 to the Form of Association Receivables Purchase Agreement. (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 filed on June 25, 2015 (Registration No. 333-205232))

10.12	Form of Association Receivables Purchase Agreement. (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 filed on June 25, 2015 (Registration No. 333-205232))

10.13

Form of Escrow Agreement among SunTrust Bank, N.A., International Assets Advisory, LLC and LM Funding America, Inc. (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 (Amendment No. 1) filed on August 7, 2015 (Registration No. 333-205232))

10.14

Form of Selected Dealer Agreement between International Assets Advisory, LLC and the members of the selling group. (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 (Amendment No. 1) filed on August 7, 2015 (Registration No. 333-205232))

Exhibit Number	Description
10.15

Credit Agreement, dated December 30, 2014, among LMF SPE#2, LLC, as borrower, LM Funding, LLC, CGR63, LLC and LM Funding Management, LLC, as guarantors, and Heartland Bank, as lender. (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 filed on June 25, 2015 (Registration No. 333-205232))

10.16

Irrevocable Continuing Guaranty Agreement, dated December 30, 2014, by LM Funding, LLC, CGR63, LLC and LM Funding Management, LLC in favor of Heartland Bank. (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 filed on June 25, 2015 (Registration No. 333-205232))

10.17

Pledge Agreement, dated December 30, 2014, by LM Funding, LLC and CRE Funding, LLC in favor of Heartland Bank. (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1 filed on June 25, 2015 (Registration No. 333-205232))

10.18	Form of Lock-Up Agreement. (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1 filed on June 25, 2015 (Registration No. 333-205232))

10.19

Errors and Omissions Agreement, dated June 25, 2015, by LMF October 2010 Fund, LLC in favor of IBERIABANK. (incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-1 (Amendment No. 1) filed on August 7, 2015 (Registration No. 333-205232))

10.20

Business Loan Agreement (Asset Based), dated June 25, 2015, between LMF October 2010 Fund, LLC and IBERIABANK. (incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-1 (Amendment No. 1) filed on August 7, 2015 (Registration No. 333-205232))

10.21

Commercial Guaranty, dated June 25, 2015, by Carollinn Gould in favor of IBERIABANK. (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-1 (Amendment No. 1) filed on August 7, 2015 (Registration No. 333-205232))

10.22

Commercial Guaranty, dated June 25, 2015, by Bruce Rodgers in favor of IBERIABANK. (incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-1 (Amendment No. 1) filed on August 7, 2015 (Registration No. 333-205232))

10.23

Commercial Security Agreement, dated June 25, 2015, by LMF October 2010 Fund, LLC in favor of IBERIABANK. (incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-1 (Amendment No. 1) filed on August 7, 2015 (Registration No. 333-205232))

10.24

Promissory Note, dated June 25, 2015, by LMF October 2010 Fund, LLC in favor of IBERIABANK. (incorporated by reference to Exhibit 10.22 to the Registration Statement on Form S-1 (Amendment No. 1) filed on August 7, 2015 (Registration No. 333-205232))

10.25#

Form of Indemnification Agreement to be entered into between LM Funding America, Inc. and its directors and officers. (incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-1 filed on June 25, 2015 (Registration No. 333-205232)

21.1*	Subsidiaries of the registrant.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#	Indicates a management contract or compensatory arrangement.
*	Filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

LM FUNDING AMERICA, INC.

Date: March 30, 2016	By:	/s/ Bruce M. Rodgers
Bruce M. Rodgers
Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LM FUNDING AMERICA, INC.

Date: March 30, 2016	By:	/s/ Bruce M. Rodgers
Bruce M. Rodgers
Chief Executive Officer and Chairman of the Board

Date: March 30, 2016	By:	/s/ Stephen Weclew
Stephen Weclew
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Bruce M. Rodgers
Bruce M. Rodgers	Chairman of the Board of Directors	March 30, 2016

/s/ Carollinn Gould
Carollinn Gould	Member of the Board of Directors	March 30, 2016

/s/ Andrew Graham
Andrew Graham	Member of the Board of Directors	March 30, 2016

/s/ Martin A. Traber	Member of the Board of Directors	March 30, 2016
Martin A. Traber