Form 10-Q
period 2016-03-31
LM FUNDING AMERICA, INC.
filed 2016-05-16
CIK 1640384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The Registrant had 3.3 million shares of Common Stock, par value $0.001 per share, outstanding as of May 16, 2016.

LM FUNDING AMERICA, INC.

TABLE OF CONTENTS

		Page

PART I.	FINANCIAL INFORMATION	3

Item 1.	Financial Statements	3

	LM Funding America, Inc. and Subsidiaries Condensed Consolidated Balance Sheets March 31, 2016 (unaudited) and December 31, 2015	3

	LM Funding America, Inc. and Subsidiaries and Predecessor Condensed Consolidated Statements of Operations Three Months Ended March 31, 2016 and 2015 (unaudited)	4

	LM Funding America, Inc. and Subsidiaries and Predecessor Condensed Consolidated Statements of Cash Flows Three Months Ended March 31, 2016 and 2015 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements of LM Funding America, Inc. and Subsidiaries and Predecessor	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	16

PART II.	OTHER INFORMATION	17

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Mine Safety Disclosures	18

Item 5.	Other Information	18

Item 6.	Exhibits	19

SIGNATURES		20

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

LM FUNDING AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Cash	$7,274,033	$8,997,798
Finance receivables:
Original product	1,361,323	1,537,101
Special product - New Neighbor Guaranty program, net of allowance for credit losses of $125,000	645,809	715,534
Deferred tax asset	2,400,664	2,162,380
Other Assets	1,923,707	1,001,614
Total assets	$13,605,536	$14,414,427
LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable (Note 2):
Principal amount	$7,108,004	$7,729,605
Less unamortized debt issuance costs	(173,318)	(197,959)
Long-term debt less unamortized debt issuance costs	6,934,686	7,531,646
Other liabilities and obligations	784,678	618,315
Total liabilities	7,719,364	8,149,961
Stockholders’ equity:
Common stock, par value $.001; 10,000,000 shares authorized; 3,300,000 shares issued and outstanding	3,300	3,300
Additional paid-in capital	6,339,296	6,281,322
Accumulated deficit	(456,424)	(20,156)
Total stockholders’ equity	5,886,172	6,264,466
Total liabilities and stockholders’ equity	$13,605,536	$14,414,427

The accompanying notes are an integral part of these condensed consolidated financial statements.

LM FUNDING AMERICA, INC. AND SUBSIDIARIES AND PREDECESSOR

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Revenues:
Interest on delinquent association fees	$1,182,787	$1,271,431
Administrative and late fees	117,535	125,476
Recoveries in excess of cost - special product	106,505	78,214
Underwriting and origination fees	114,921	64,539
Rental revenue	54,988	47,973
Total revenues	1,576,736	1,587,633
Operating Expenses:
Staff costs and payroll	808,601	304,516
Professional fees	567,473	253,553
Other operating expenses	740,072	430,968
Total operating expenses	2,116,146	989,037
Operating (loss) income	(539,410)	598,596
Interest expense	139,607	193,881
(Loss) income before income taxes	(679,017)	404,715
Income tax benefit	(242,749)	-
Net income (loss)	(436,268)	404,715
Net (income) attributable to non-controlling interest	-	(37,126)
Net (income) attributable to predecessor members	-	(367,589)
Net loss to common stockholders’	$(436,268)	$-
Loss per share attributable to the stockholders’ of LM Funding America, Inc.
Basic	(0.13)	-
Diluted	(0.13)	-
Weighted average number of common shares outstanding
Basic	3,300,000	-
Diluted	3,300,000	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

LM FUNDING AMERICA, INC. AND SUBSIDIARIES AND PREDECESSOR

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES	$(532,380)	$693,569
CASH FLOWS FROM INVESTING ACTIVITIES	37,701	271,956
CASH FLOWS FROM FINANCING ACTIVITIES	(1,229,086)	(926,610)
NET (DECREASE) INCREASE IN CASH	(1,723,765)	38,915
CASH - BEGINNING OF PERIOD	8,997,798	2,027,694
CASH - END OF PERIOD	$7,274,033	$2,066,609

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

LM Funding, LLC, a Florida limited liability company organized in January 2008 under the terms of an Operating Agreement dated effective January 8, 2008 (“Operating Agreement”) as amended, had two members: BRR Holding, LLC and CGR 63, LLC. The members contributed their equity interest to LMFA prior to the closing of its initial public offering.

The Company is a specialty finance company that provides funding principally to community associations, almost exclusively located in Florida. The business of the Company is conducted pursuant to relevant state statutes (“Statutes”), principally Florida Statute 718.116. The Statutes provide each community association lien rights to secure payment from unit owners (property owners) for assessments, interest, administrative late fees, reasonable attorney’s fees, and collection costs. In addition, the lien rights granted under the Statutes are given a higher priority (a “Super Lien”) than all other lien holders except property tax liens. The Company provides funding to associations for their delinquent assessments from property owners in exchange for an assignment of the association’s right to proceeds collected pursuant to the Statutes. The Company derives its revenues from the proceeds of association collections.

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of LM Funding America, Inc. and its wholly-owned subsidiaries: LM Funding, LLC; LMF October 2010 Fund, LLC; REO Management Holdings, LLC; LM Funding of Colorado, LLC; LM Funding of Washington, LLC; and LMF SPE #2, LLC. All significant intercompany balances have been eliminated in consolidation.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in the annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The interim condensed consolidated financial statements as of March 31, 2016 and for the three months ended March 31, 2016 and 2015, respectively, are unaudited. In the opinion of management, the interim condensed consolidated financial statements includes all adjustments, consisting only of normal recurring adjustments, necessary to a fair statement of the results for the interim periods. The accompanying condensed consolidated balance sheet as of December 31, 2015 is derived from the audited consolidated financial statements presented in the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2015.

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

LM FUNDING AMERICA, INC. AND SUBSIDIARIES AND PREDECESSOR

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

Finance Receivables

Finance receivables are recorded at the amount funded or cost (by unit). The Company evaluates its finance receivables at each period end for losses that are considered probable and can be reasonably estimated in accordance with ASC 450-20. As discussed above, recoverability of funded amounts under the Company’s original product is generally assured because of the protection of the Super Lien Amount. As such, the Company did not have any allowance for credit losses related to its original product at March 31, 2016 and December 31, 2015.

Under the New Neighbor Guaranty program (special product), the Company funds amounts in excess of the Super Lien Amount. When evaluating the carrying value of its finance receivables, the Company looks at the likelihood of future cash flows based on historical payoffs, the fair value of the underlying real estate, the general condition of the community association in which the unit

LM FUNDING AMERICA, INC. AND SUBSIDIARIES AND PREDECESSOR

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

exists, and the general economic real estate environment in the local area.  During 2015 and 2014 the Company purchased credit insurance covering all funded amounts in excess of a deductible amount, (equal to six months of delinquent assessments). Recoveries under this credit insurance program for the three months ended March 31, 2016 and 2015 were $59,000 and $31,000, respectively. This insurance product was not renewed and only claims filed related to foreclosures occurring on or before January 28, 2016 will be covered under this policy. The Company estimated an allowance for credit losses of $125,000 as of March 31, 2016 and December 31, 2015 under ASC 450-20 related to its New Neighbor Guaranty program.

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

Fixed Assets

The Company capitalizes all acquisitions of fixed assets in excess of $500. Fixed assets are stated at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the assets. Fixed assets are comprised of furniture, computer and office equipment with an assigned useful life of 3 to 5 years. Fixed assets also includes capitalized software costs. Capitalized software costs include costs to develop software to be used solely to meet the Company’s internal needs, consist of employee salaries and benefits and fees paid to outside consultants during the application development stage, and are amortized over their estimated useful life of 5 years. As of March 31, 2016 and December 31, 2015, capitalized software costs, net of accumulated amortization, was $85,914 and

LM FUNDING AMERICA, INC. AND SUBSIDIARIES AND PREDECESSOR

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

$91,729, respectively. Amortization expense for capitalized software costs for the periods ended March 31, 2016 and March 31, 2015 was $5,815 and $7,555, respectively.

Debt Issue Costs

The Company capitalizes all debt issue costs and amortizes them on a method that approximates the effective interest method over the remaining term of the note payable. Unamortized debt issue costs of $173,318 at March 31, 2016 and $197,959 at December 31, 2015 are presented in the accompanying condensed consolidated balance sheets as a direct deduction from the carrying amount of that debt liability in accordance with ASU 2015-03 (see below). The Company adopted this new standard in the first quarter of fiscal 2016. The adoption of this standard did not have a material impact on the Company's consolidated financial position and had no impact on its consolidated income or cash flows.

Settlement Costs with Associations

Community associations working with the Company will at times incur costs in connection with litigation initiated by the Company against property owners and or mortgage holders. These costs include settlement agreements whereby the community association agrees to pay some monetary compensation to the opposing party or judgments against the community associations for fees of opposing legal counsel or other damages awarded by the courts. The Company indemnifies the community association for these costs pursuant to the provisions of the agreement between the Company and the community association. Costs incurred by the Company for these indemnification obligations for the three months ended March 31, 2016 and 2015 were $238,000 and $117,000, respectively. The Company does not limit its indemnification based on amounts ultimately collected from property owners.

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

Under ASC 740-10-30-5, Income Taxes, deferred tax assets should be reduced by a valuation allowance if, based on the weight of available evidence, it is more-likely-than-not (a likelihood of more than 50%) that some portion or all of the deferred tax assets will not be realized.  The Company considers all positive and negative evidence available in determining the potential realization of deferred tax assets including primarily, recent history of taxable earnings or losses.  The Company believes that a valuation allowance is not presently necessary based on the more-likely-than-not threshold noted above.

Prior to the initial public offering in October 2015, the taxable earnings of the Predecessor were included in the tax returns of its members (separate limited liability companies) and taxed depending on personal tax situations. In connection with the initial public offering, the members contributed ownership interests to the Company (a newly formed C-corporation) and all earnings subsequent to that date (October 23, 2015) are subject to taxes and reflected in the Company’s condensed consolidated financial statements.

Loss Per Share

Basic loss per share is calculated as net loss to common stockholders divided by the weighted average number of common shares outstanding during the period.  Diluted loss per share for the period equals basic loss per share as the effect of any stock based compensation awards or stock warrants would be anti-dilutive.

Stock-Based Compensation

The Company records all equity-based incentive grants to employees and non-employee members of the Company’s Board of Directors in operating expenses in the Company’s Condensed Statement of Operations based on their fair values determined on the date of grant. Stock-based compensation expense, reduced for estimated forfeitures, is recognized on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the outstanding equity awards.

LM FUNDING AMERICA, INC. AND SUBSIDIARIES AND PREDECESSOR

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

Non-cash Operating and Investing Activities

During the three months ended March 31, 2016, the Company acquired unencumbered title to certain properties as a result of foreclosure proceedings.  Properties were recorded at fair value less cost to dispose of approximately $84,600.  The fair value of these properties was recorded using the cost recovery method.

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

Debt Issue Costs - In April 2015, FASB issued ASU 2015-03, Interest – Imputation of interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”).  The amended guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  The recognition and measurement guidance for debt issuance costs is not affected by the amendments in this ASU.  The amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2015 and have been reflected in the accompanying condensed consolidated balance sheet.

LM FUNDING AMERICA, INC. AND SUBSIDIARIES AND PREDECESSOR

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

Subsequent Events

The Company has evaluated subsequent events through the date which the condensed financial statements were issued.  Other than events described in Note 3, there were no material subsequent events that required recognition in these condensed consolidated financial statements.

2. LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS

	March 31, 2016	December 31, 2015
Financing agreement with FlatIron capital. Down payment of $16,500 was required upfront and equal installment payments of $9,610 to be made over a 10 month period. Annualized interest is 5.25%	$19,220	$48,050

Promissory note issued to a financial institution, bearing interest at 8%, interest payable monthly and principal payments due quarterly. Secured by all of the Company’s rights, title, interest, claims and demands associated with certain condominium units held in LMF SPE #2, LLC and all cash held in LMF SPE #2, LLC. Accrued interest is due monthly beginning January 29, 2015. Installment of principal is due quarterly. Note matures on December 30, 2017 and can be prepaid at any time without penalty. Principal balances for this promissory note were $5,878,784 and $6,241,555, respectively as of March 31, 2016 and December 31, 2015.  Unamortized debt issuance costs were $169,568 and $193,792, respectively as of March 31, 2016 and December 31, 2015.

	5,659,216	6,047,763

Promissory note issued to a financial institution, bearing interest at 6%, principal payments of $55,555 per month plus interest due through maturity on February 1, 2018. This loan is collateralized by all of the accounts receivable, contract rights and lien rights arising from or relating to collection of Association payments made by the Company relating to certain accounts as well as all deposit accounts and cash of LMF October 2010 Fund, LLC. LM Funding, LLC and its members guaranteed this loan.  Principal balances for this promissory note were $1,260,000 and $1,440,000, respectively as of March 31, 2016 and December 31, 2015. Unamortized debt issuance costs were $3,750 and $4,167, respectively as of March 31, 2016 and December 31, 2015.

	1,256,250	1,435,833
	$6,934,686	$7,531,646

Minimum required principal payments on the Company’s debt as of March 31, 2016 on notes payable are $1,847,730 in 2016 and $5,260,274 in 2017.

3. SUBSEQUENT EVENTS

In April 2016 the Company received a repayment from Business Law Group (BLG) in the amount of $518,000.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Important factors which could materially affect our results and our future performance include, without limitation, our ability to purchase defaulted consumer receivables at appropriate prices, changes in government regulations that affect our ability to collect sufficient amounts on our defaulted consumer receivables, our ability to employ and retain qualified employees, changes in the credit or capital markets, changes in interest rates, deterioration in economic conditions, and negative press regarding the debt collection industry which may have a negative impact on a debtor’s willingness to pay the debt we acquire, as well as other factors set forth under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and Item 1A of this Quarterly Report on Form 10-Q.

Except as required by law, we assume no duty to update or revise any forward-looking statements.

Overview

We are a specialty finance company that provides funding to nonprofit community associations primarily located in the state of Florida and, to a lesser extent, nonprofit community associations in the states of Washington, Colorado, and since February 2016, Illinois. We offer incorporated nonprofit community associations, which we refer to as “Associations,” a variety of financial products customized to each Association’s financial needs. Our original product offering consists of providing funding to Associations by purchasing their rights under delinquent accounts that are selected by the Associations arising from unpaid Association assessments. We provide funding against such delinquent accounts, which we refer to as “Accounts,” in exchange for a portion of the proceeds collected by the Associations from the account debtors on the Accounts. More recently, we have started to engage in the business of purchasing Accounts on varying terms tailored to suit each Association’s financial needs, including under our New Neighbor Guaranty program. We believe that revenues from the New Neighbor Guaranty program, as well as other similar products we may develop in the future, will comprise an increasingly larger piece of our business during future quarters. We intend to leverage these products to expand our business activities and grow both in and outside of the states in which we currently operate.

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

Corporate History and Reorganization

The Company was originally organized in January 2008 as a Florida limited liability company under the name LM Funding, LLC. All of our business is conducted through LM Funding, LLC and its subsidiaries (the “Predecessor”). Immediately prior to our initial public offering, the members of the Predecessor contributed all of their membership interests to LM Funding America, Inc., a Delaware corporation incorporated on April 20, 2015 (“LMFA”), in exchange for an aggregate of 2,100,000 shares of the common stock of LMFA (the “Corporate Reorganization”). Immediately after such contribution and exchange, the former members of the Predecessor became the holders of 100% of the issued and outstanding common stock of LMFA, thereby making the Predecessor a wholly-owned subsidiary of LMFA. As used in this discussion and analysis, unless the context requires otherwise, references to “LMF,” “LM Funding,” “we,” “us,” “our,” “the Company,” “our company,” and similar references refer to (i) following the date of the Corporate Reorganization, LM Funding America, Inc., a Delaware corporation, and its consolidated subsidiaries, and (ii) prior to the date of the Corporate Reorganization, LM Funding, LLC, a Florida limited liability company, and its consolidated subsidiaries.

Results of Operations

The Three Months Ended March 31, 2016 compared to the Three Months Ended March 31, 2015

Revenues

During the three months ended March 31, 2016, total revenues were relatively flat decreasing by $0.01 million, or 0.7%, to $1.58 million from $1.59 million in the three months ended March 31, 2015. The average revenue per unit decreased to $4,400 for the three months ended March 31, 2016 compared with $4,600 for the three months ended March 31, 2015.  This revenue decrease per unit was offset by an increase in payoff occurrences of 12.0%. The Company recorded approximately 363 payoff occurrences for the three months ended March 31, 2016 compared with 324 payoff occurrences for the three months ended March 31, 2015. “Payoffs” consist of recovery of the entire legally collectible portion of our principal investment, accrued interest, and late fees owed to us from the proceeds of the Accounts collected by the Associations in accordance with our contracts with Associations.

These decreases were offset by an increase of $0.03 million related to recoveries in excess of cost on payoffs related to our New Neighbor Guaranty program. Amounts funded under this product vary at the time of purchase in amount due, age, previous collection efforts, and value of the underlying real estate securing the receivable. We also saw an increase in rental revenue in the three months ended March 31, 2016 of $0.01 million to $0.05 million from $0.04 million for the three months ended March 31, 2015. This was due to a continued emphasis to increase our rental base in 2016. Rental revenue for the three months ended March 31, 2015 included a gain on the sale of one unit in the amount of approximately $0.01 million.

Operating Expenses

During the three months ended March 31, 2016, operating expenses increased $1.13 million, or 114.0%, to $2.12 million from $0.99 million for the three months ended March 31, 2015. The increase in operating expenses can be attributed to various factors, including the new service agreement with Business Law Group (BLG), which resulted in additional expense of approximately $103,000.  There were also increases in professional fees including audit fees, professional insurance and other expenses incurred as a result of being a public company. Payroll costs increased in part due to overall increase in the number of full time employees for the period ending March 31, 2016 compared with March 31, 2015.

The Company also experienced an increase in legal fees related to our collection events. Legal fees for the three months ended March 31, 2016 were approximately $227,000 compared with approximately $87,000 for the three months ended March 31, 2015.  In the ordinary course of our business, we are involved in numerous legal proceedings. We regularly initiate collection lawsuits, using our network of third party law firms, against debtors. In addition, debtors occasionally initiate litigation against us. The settlement costs of these lawsuits increased by $121,000 to $238,000 compared with 117,000 for the three months ended March 31, 2015.

Interest Expense

During the three months ended March 31, 2016 interest expense decreased $0.05 million, or 28.0%, to $0.14 million from $0.19 million for the three months ended March 31, 2015. This decrease is attributable to our refinancing of $1.8 million in indebtedness in July 2015 at 6% interest. As of March 31, 2016 and March 31, 2015 this indebtedness had an outstanding balance of $1.3 million and $1.9 million, respectively at 6% and 14% interest, respectively.  All remaining loan terms were consistent during the three months ending March 31, 2016 and 2015.

Net Income (Loss)

During the three months ended March 31, 2016, net income (loss) decreased $0.84 million to ($0.44 million) from $0.40 million for the three month March 31, 2015.

Liquidity and Capital Resources

General

As of March 31, 2016, we had cash and cash equivalents of $7.3 million compared with $2.1 million at March 31, 2015. This increase is primarily driven by proceeds from the Company’s initial public offering in October 2015 of approximately $9.6 million net of any offering related expenses. Cash from investing activities increased by $0.04 million for the period ended March 31, 2016. This was offset by decreases in cash from operations and financing in the amount of $0.53 million and $1.23 million respectively, for the period ended March 31, 2016.

Cash from Operations

Net cash from operations was ($0.53) million during the three months ended March 31, 2016 compared with $0.69 million during the three months ended March 31, 2015. This was primarily driven by a net loss of approximately $0.44 million during the first quarter of 2016 compared with net income of $0.40 million during the first quarter of 2015.

Cash from Investing Activities

For the three months ended March 31, 2016, our finance receivables fell by $0.24 million. This was due to the Company collecting more Accounts than were invested in for the quarter. Our primary business relies on our ability to invest in accounts, and during the three months ended March 31, 2016, this balance decreased compared with the three months ended March 31, 2015. This balance has been in consistent decline since 2012. This balance is very susceptible to housing market fluctuations, but as our current market penetration is less than 1% in Florida, we believe there is still a large untapped market for our product offerings to grow in Florida and elsewhere. Related to our original product, for the three months ended March 31, 2016, we acquired 113 Accounts (75 HOA units and 38 COA units) for approximately $47,000 compared with 59 accounts (20 HOA units and 39 COA units) for approximately $49,000 for the three months ended March 31, 2015. Generally HOA units under the original product do not have any associated initial cash outlays as there is not upfront funding for these units. Related to our New Neighbor Guaranty product for the three months ended March 31, 2016, we acquired 15 new Accounts and made a total investment of $0.004 million compared with 26 new accounts and total investment of $0.01 million in the three months ended March 31, 2015. These proceeds from the payouts of Accounts was partially offset by costs incurred in connection with the acquisition of real estate owned assets in the amount of $0.20 million for the three months ended March 31, 2016.  There were no acquisition of real estate owned assets for the three months ended March 31, 2015.

Cash from Financing Activities

At March 31, 2016, indebtedness of the Company was $7.1 million compared with $9.3 million at March 31, 2015. On January 26, 2015, LMF October 2010 Fund, LLC borrowed $2 million on a three year term from a private lender (the “Private Loan”). This note bore interest at 14% per annum and was collateralized by all of the accounts receivable, contract rights and lien rights arising from or relating to collection of Association payments made by us relating to certain Accounts as well as all deposit accounts and cash of LMF October 2010 Fund, LLC. The Company and its members guaranteed this loan. This loan amortized in 36 equal installments of principal and interest commencing February 26, 2015. The proceeds of this loan were used to redeem the membership interests of the Company beneficially owned by Frank C. Silcox.  This note was retired without prepayment penalty on July 31, 2015.

On July 1, 2015, our subsidiary, LMF October 2010 Fund, LLC, borrowed $1.8 million on a 29-month term under a loan agreement dated June 25, 2015. This note bears interest at 6% plus the LIBOR Base Rate published in the Wall Street Journal per annum and is collateralized by all of the accounts receivable, contract rights and lien rights arising from or relating to collection of payments made by us relating to certain Accounts as well as all deposit accounts and cash of LMF October 2010 Fund, LLC. Certain beneficial owners of the members of the Company guaranteed this loan. This loan amortizes in 29 equal installments of principal and interest commencing July 25, 2015. The proceeds from this loan were used to pay off the Private Loan.

Debt of the Company consisted of the following at March 31, 2016 and 2015:

	March 31, 2016	March 31, 2015
Financing agreement with FlatIron capital. Down payment of $16,500 was required upfront and equal installment payments of $9,610 to be made over a 10 month period. Annualized interest is 5.25%	$19,220	$-

Promissory note issued to a financial institution, bearing interest at 8%, interest payable monthly and principal payments due quarterly. Secured by all of the Company’s rights, title, interest, claims and demands associated with certain condominium units held in LMF SPE #2, LLC and all cash held in LMF SPE #2, LLC. Accrued interest is due monthly beginning January 29, 2015. Installment of principal is due quarterly. Note matures on December 30, 2017 and can be prepaid at any time without penalty. Principal balances for this promissory note were $5,878,784 and $7,431,939, respectively as of March 31, 2016 and 2015.  Unamortized debt issuance costs were $169,568 and $266,464, respectively as of March 31, 2016 and 2015.

	5,659,216	7,165,475

Promissory note issued to a financial institution, bearing interest at 6%, principal payments of $55,555 per month plus interest due through maturity on February 1, 2018. This loan is collateralized by all of the accounts receivable, contract rights and lien rights arising from or relating to collection of Association payments made by the Company relating to certain Accounts as well as all deposit accounts and cash of LMF October 2010 Fund, LLC. LM Funding, LLC and its members guaranteed this loan.  Principal balance for this promissory note was $1,260,000 as of March 31, 2016. Unamortized debt issuance costs were $3,750 as of March 31, 2016.

	1,256,250	-

Promissory note issued to David A. Straz, Jr. Revocable Living Trust of 1986, bearing interest at 14%, principle of $55,555 per month plus interest due through maturity on February 1, 2018. This loan is collateralized by all of the accounts receivable, contract   rights and lien rights arising from or relating to collection of Association payments made by the Company relating to certain Accounts as well as all deposit accounts and cash of LMF October 2010 Fund, LLC. LMF-LLC and its members guaranteed this loan.  Principal balance for this promissory note was $1,888,889 as of March 31, 2015. Unamortized debt issuance costs were $96,758 as of March 31, 2015.

	-	1,792,131
	$6,934,686	$8,957,606

As of March 31, 2016, minimum required principal payments on notes payable are $1,847,730 in 2016, and $5,260,274 in 2017.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are not required to make disclosures under this item.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of March 31, 2016, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Solaris at Brickell Bay Condominium Association, Inc. v. LM Funding, LLC, Case No: 2014-20043-C, was brought before the Circuit Court of the Eleventh Judicial Circuit, Miami-Dade Civil Division on July 31, 2014. On May 4, 2011, we entered into a Delinquent Assessments Proceeds Purchase Agreement with the plaintiff (the “Solaris Agreement”). On February 13, 2014, the plaintiff notified us of its intent to rescind the Solaris Agreement, claiming that we had failed to foreclose on Accounts assigned to us under the Solaris Agreement. In response, we requested that the plaintiff pay amounts we believe to be owed to us under the Solaris Agreement. In its complaint, the plaintiff alleges claims such as a usurious loan transaction, state and federal civil Racketeer Influenced and Corrupt Organization Act claims, Florida Deceptive and Unfair Trade Practices Act (“FDUTPA”) violations and other related claims. The plaintiff has requested rescission of the Solaris Agreement, forfeiture of all amounts lent by us to the plaintiff, a declaratory judgment that we have violated FDUTPA, other damages for breach of contract and violations of FDUTPA and attorneys’ fees. We believe these claims are without merit and we have counterclaimed for breach of contract, unjust enrichment, and other claims in the alternative. In the third quarter of 2015, we were successful in having the majority of the plaintiff’s claims against us dismissed without prejudice. The plaintiff has since refiled a similar styled complaint and we are likewise seeking a dismissal of those allegations. The outcome of this litigation is indeterminate at this time.

Wilmington Savings Fund Society FSB v. Business Law Group PA, LM Funding, LLC, Bruce Rodgers, Case No. 15-CA-009871, was brought before the Thirteenth Judicial Circuit Court for Hillsborough County Florida on October 29th, 2015. LM Funding, LLC received service on November 16, 2015. Plaintiff as trustee brought an action against Business Law Group, P.A., LM Funding, LLC, and Bruce Rodgers individually, alleging broad interactions with only Business Law Group, surrounding a dispute arising in the normal course of litigation. Plaintiff alleges that LM Funding, LLC has directed Business Law Group, P.A. to violate certain safe-harbor provisions of the Florida statutes. Plaintiff alleges against all parties claims such as violations of FDUTPA, unjust enrichment, and civil conspiracy. The plaintiff has requested declaratory relief that we have violated portions of FDUTPA, restitution, and additional monetary damages, and alleges that it is a proper plaintiff to represent a putative class. We believe these claims are without merit and plan to pursue all remedies available against plaintiff. This litigation is in its early stages and the outcome is indeterminate at this time.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in the section entitled “Risk Factors” in our Annual Report Form 10-K for fiscal year ended December 31, 2015.

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

The offer and sale of up to 2,000,000 units in the offering were registered under the Securities Act of 1933, as amended, pursuant to a registration statement on Form S-1 (File No. 333-205232), which was declared effective by the SEC on October 21, 2015. Following the sale of the shares in connection with the closing of our initial public offering, the offering was terminated. International Assets Advisory, LLC acted as the lead placement agent in the offering.

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

As of March 31, 2016, we have used $2.3 million of the net proceeds including repurchase of non-controlling interest ($.25 million) repayment of debt ($0.73 million), interest payments ($0.29 million) funding of our original product ($0.06 million), funding of our New Neighbor Guaranty program ($0.21 million) and real estate owned investments ($0.25 million).  The remainder of the funds have been invested in accordance with our investment policy.

(c) Repurchase of Securities.

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None

Item 6.	Exhibits

The following documents are filed as a part of this report or are incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION

10.1#	Employment Agreement, dated January 4, 2016, by and between the Company and Steve Weclew (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 7, 2016).

10.2#	Employment Agreement, dated January 4, 2016, by and between the Company and Aaron L. Gordon (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on January 7, 2016).

31.1	Rule 13a – 14(a) Certification of the Principal Executive Officer

31.2	Rule 13a – 14(a) Certification of the Principal Financial Officer

32.1	Written Statement of the Principal Executive Officer and Principal Financial Officer, Pursuant to 18 U.S.C. § 1350

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

#Indicates a management contract or compensatory arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

LM FUNDING AMERICA, INC.

Date: May 16, 2016	By:	/s/ Bruce M. Rodgers
Bruce M. Rodgers
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: May 16, 2016	By:	/s/ Stephen Weclew
Stephen Weclew
Chief Financial Officer
(Principal Financial and Accounting Officer)