Form 10-Q
period 2016-06-30
LM FUNDING AMERICA, INC.
filed 2016-08-15
CIK 1640384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The registrant had 3.3 million shares of Common Stock, par value $0.001 per share, outstanding as of August 15, 2016.

LM FUNDING AMERICA, INC.

TABLE OF CONTENTS

		Page

PART I.	FINANCIAL INFORMATION	3

Item 1.	Financial Statements	3

	LM Funding America, Inc. and Subsidiaries Condensed Consolidated Balance Sheets June 30, 2016 (unaudited) and December 31, 2015	3

	LM Funding America, Inc. and Subsidiaries and Predecessor Condensed Consolidated Statements of Operations Three and Six Months Ended June 30, 2016 and 2015 (unaudited)	4

	LM Funding America, Inc. and Subsidiaries and Predecessor Condensed Consolidated Statements of Cash Flows Six Months Ended June 30, 2016 and 2015 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements of LM Funding America, Inc. and Subsidiaries and Predecessor	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	16

PART II.	OTHER INFORMATION	17

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Mine Safety Disclosures	18

Item 5.	Other Information	18

Item 6.	Exhibits	19

SIGNATURES		20

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

LM FUNDING AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Cash	$5,831,253	$8,997,798
Finance receivables:
Original product	1,237,922	1,537,101
Special product - New Neighbor Guaranty program, net of allowance for credit losses of $125,000	624,663	715,534
Deferred tax asset	2,670,877	2,162,380
Other Assets (Note 2):	2,050,701	1,001,614
Total assets	$12,415,416	$14,414,427
LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable (Note 3):
Principal amount	$6,487,757	$7,729,605
Less unamortized debt issuance costs	(148,678)	(197,959)
Long-term debt less unamortized debt issuance costs	6,339,079	7,531,646
Other liabilities and obligations	652,736	618,315
Total liabilities	6,991,815	8,149,961
Stockholders’ equity:
Common stock, par value $.001; 10,000,000 shares authorized; 3,300,000 shares issued and outstanding	3,300	3,300
Additional paid-in capital	6,372,308	6,281,322
Accumulated deficit	(952,007)	(20,156)
Total stockholders’ equity	5,423,601	6,264,466
Total liabilities and stockholders’ equity	$12,415,416	$14,414,427

The accompanying notes are an integral part of these condensed consolidated financial statements.

LM FUNDING AMERICA, INC. AND SUBSIDIARIES AND PREDECESSOR

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues:
Interest on delinquent association fees	$1,118,551	$1,640,629	$2,301,338	$2,912,060
Administrative and late fees	120,662	174,456	238,197	299,932
Recoveries in excess of cost - special product	8,656	65,113	115,161	143,327
Underwriting and origination fees	119,804	98,206	234,725	162,745
Rental revenue	67,553	37,699	122,541	85,672
Total revenues	1,435,226	2,016,103	3,011,962	3,603,736
Operating Expenses:
Staff costs and payroll	844,572	306,989	1,653,173	611,505
Professional fees	554,769	133,957	1,122,242	387,510
Other operating expenses	675,259	437,292	1,415,331	868,260
Total operating expenses	2,074,600	878,238	4,190,746	1,867,275
Operating (loss) income	(639,374)	1,137,865	(1,178,784)	1,736,461
Interest expense	130,887	208,944	270,494	402,825
(Loss) income before income taxes	(770,261)	928,921	(1,449,278)	1,333,636
Income tax benefit	(274,678)	-	(517,427)	-
Net (loss) income	(495,583)	928,921	(931,851)	1,333,636
Net (income) attributable to non-controlling interest	-	(48,157)	-	(85,283)
Net (income) attributable to predecessor members	-	(880,764)	-	(1,248,353)
Net loss to common stockholders’	$(495,583)	$-	$(931,851)	$-
Loss per share attributable to the stockholders’ of LM Funding America, Inc.
Basic	(0.15)	-	(0.28)	-
Diluted	(0.15)	-	(0.28)	-
Weighted average number of common shares outstanding
Basic	3,300,000	-	3,300,000	-
Diluted	3,300,000	-	3,300,000	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

LM FUNDING AMERICA, INC. AND SUBSIDIARIES AND PREDECESSOR

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES	$(1,340,905)	$1,435,420
CASH FLOWS FROM INVESTING ACTIVITIES	(30)	601,537
CASH FLOWS FROM FINANCING ACTIVITIES	(1,825,610)	(1,634,669)
NET (DECREASE) INCREASE IN CASH	(3,166,545)	402,288
CASH - BEGINNING OF PERIOD	8,997,798	2,027,694
CASH - END OF PERIOD	$5,831,253	$2,429,982

The accompanying notes are an integral part of these condensed consolidated financial statements.

LM FUNDING AMERICA, INC. AND SUBSIDIARIES AND PREDECESSOR

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

LM Funding America, Inc. (“LMFA” or the “Company”) was formed as a Delaware corporation on April 20, 2015. LMFA was formed for the purpose of completing a public offering and related transactions in order to carry on the business of LM Funding, LLC and its subsidiaries (the “Predecessor”). LMFA is the sole member of LM Funding, LLC and operates and controls all of its businesses and affairs.

LM Funding, LLC, a Florida limited liability company organized in January 2008 under the terms of an Operating Agreement dated effective January 8, 2008 as amended, had two members: BRR Holding, LLC and CGR 63, LLC. The members contributed their equity interest to LMFA prior to the closing of its initial public offering.

The Company is a specialty finance company that provides funding principally to community associations that are almost exclusively located in Florida. The business of the Company is conducted pursuant to relevant state statutes (the “Statutes”), principally Florida Statute 718.116. The Statutes provide each community association lien rights to secure payment from unit owners (property owners) for assessments, interest, administrative late fees, reasonable attorneys’ fees, and collection costs. In addition, the lien rights granted under the Statutes are given a higher priority (a “Super Lien”) than all other lien holders except property tax liens. The Company provides funding to associations for their delinquent assessments from property owners in exchange for an assignment of the association’s right to collect proceeds pursuant to the Statutes. The Company derives its revenues from the proceeds of association collections.

The Statutes specify that the rate of interest an association (or its assignor) may charge on delinquent assessments is equal to the rate set forth in the association’s declaration or bylaws. In Florida, if a rate is not specified, the statutory rate is equal to 18% but may not exceed the maximum rate allowed by law. Similarly the Statutes in Florida also stipulate that administrative late fees cannot be charged on delinquent assessments unless so provided by the association’s declaration or bylaws and may not exceed the greater of $25 or 5% of each delinquent assessment.

The Statutes limit the liability of a first mortgage holder for unpaid assessments and related charges and fees (as set forth above) in the event of title transfer by foreclosure or acceptance of deed in lieu of foreclosure. This liability is limited to the lesser of twelve months of regular periodic assessments or one percent of the original mortgage debt on the unit (the “Super Lien Amount”).

Principles of Consolidation

The condensed consolidated financial statements include the accounts of LMFA and its wholly-owned subsidiaries: LM Funding, LLC; LMF October 2010 Fund, LLC; REO Management Holdings, LLC; LM Funding of Colorado, LLC; LM Funding of Washington, LLC; LM Funding of Illinois, LLC; and LMF SPE #2, LLC. All significant intercompany balances have been eliminated in consolidation.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in the annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The interim condensed consolidated financial statements as of June 30, 2016 and for the three and six months ended June 30, 2016 and June 30, 2015, respectively, are unaudited. In the opinion of management, the interim condensed consolidated financial statements includes all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of the results for the interim periods. The accompanying condensed consolidated balance sheet as of December 31, 2015 is derived from the audited consolidated financial statements presented in the Company’s Annual Report on Form 10-K for fiscal the year ended December 31, 2015.

LM FUNDING AMERICA, INC. AND SUBSIDIARIES AND PREDECESSOR

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the evaluation of any probable losses on amounts funded under the Company’s New Neighbor Guaranty program as disclosed below, the realization of deferred tax assets, the evaluation of contingent losses related to litigation, and fair value estimates of real estate assets owned.

Revenue Recognition

Accounting Standards Codification (“ASC”) 605-10-25-1 of the Financial Accounting Standards Board (“FASB”) states revenues are realized or realizable when related assets received or held are readily convertible into known amounts of cash. In those cases where there is no reasonable basis for estimating the “known amount” of cash to be collected, the cash basis or cost recovery method of recognizing revenues may be used. The Company provides funding to community associations by purchasing their rights under delinquent accounts from unpaid assessments due from property owners (the “accounts”). Collections on the accounts may vary greatly in both the timing and amount ultimately recovered compared with the total revenues earned on the accounts because of a variety of economic and social factors affecting the real estate environment in general. The Company has determined that the known amount of cash to be realized or realizable on its revenue generating activities cannot be reasonably estimated and as such, classifies its finance receivables as nonaccrual and recognizes revenues in the accompanying statements of income on the cash basis or cost recovery method in accordance with ASC 310-10, Receivables. The Company applies the cash basis method to its original product and the cost recovery method to its special product as follows:

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

LM FUNDING AMERICA, INC. AND SUBSIDIARIES AND PREDECESSOR

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

Finance Receivables

Finance receivables are recorded at the amount funded or cost (by unit). The Company evaluates its finance receivables at each period-end for losses that are considered probable and can be reasonably estimated in accordance with ASC 450-20. As discussed above, recoverability of funded amounts under the Company’s original product is generally assured because of the protection of the Super Lien Amount. As such, the Company did not have any allowance for credit losses related to its original product at June 30, 2016 and December 31, 2015.

Under the New Neighbor Guaranty program (special product), the Company funds amounts in excess of the Super Lien Amount. When evaluating the carrying value of its finance receivables, the Company looks at the likelihood of future cash flows based on historical payoffs, the fair value of the underlying real estate, the general condition of the community association in which the unit exists, and the general economic real estate environment in the local area.  During 2014 and 2015 the Company purchased credit insurance covering all funded amounts in excess of a deductible amount (equal to six months of delinquent assessments). Recoveries under this credit insurance program for the six months ended June 30, 2016 were $59,000. There were no recoveries for the three months ended June 30, 2016.  Recoveries under this credit insurance program for the three and six months ended June 30, 2015 were $48,000 and $79,000, respectively. This insurance product was not renewed and only claims filed related to foreclosures occurring on or before January 28, 2016 will be covered under this policy. The Company estimated an allowance for credit losses of $125,000 as of June 30, 2016 and December 31, 2015 under ASC 450-20 related to its New Neighbor Guaranty program.

The Company will charge any receivable against the allowance for credit losses when management believes the uncollectibility of the receivable is confirmed. The Company considers writing off a receivable when (i) a first mortgage holder who names the association in a foreclosure suit takes title and satisfies an estoppel letter for amounts owed which are less than amounts the Company funded to the association; (ii) a tax deed is issued with insufficient excess proceeds to pay amounts the Company funded to the association; or (iii) an association settles an account for less than amounts the Company funded to the association. Upon the occurrence of any of these events, the Company evaluates the potential recovery via a deficiency judgment against the prior owner and the ability to collect upon the deficiency judgment within the statute of limitations period or whether the deficiency judgment can be sold. If the Company determines that collection through a deficiency judgment or sale of a deficiency judgment is not feasible, the Company writes off the unrecoverable receivable amount. Any losses greater than the recorded allowance will be recognized as expenses. Under the Company’s revenue recognition policies, all finance receivables (original product and special product) are classified as nonaccrual.

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

Properties quitclaimed to the Company are in most cases acquired subject to a first mortgage or other liens, and are recognized in the accompanying consolidated balance sheets solely at costs incurred by the Company in excess of original funding. At times, the Company will acquire properties through foreclosure actions free and clear of any mortgages or liens. In these cases, the Company records the estimated fair value of the properties in accordance with ASC 820-10, Fair Value Measurements. Any real estate held for sale is adjusted to fair value less the cost to dispose in the event the carrying value of a unit or property exceeds its estimated net realizable value.

The Company capitalizes costs incurred to acquire real estate owned properties and any costs incurred to get the units in a condition to be rented.  These costs include, but are not limited to, renovation/rehabilitation costs, legal costs, and delinquent taxes.  These costs are depreciated over the estimated minimum time period the Company expects to maintain possession of the units.  Costs incurred for unencumbered units are depreciated over 20 years and costs for units subject to a first mortgage are depreciated over 3 years.  As of June 30, 2016, capitalized real estate costs, net of accumulated depreciation, were approximately $225,000.  During the three and six months ended June 30, 2016 depreciation expense was $13,000.

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

If the community association elects (prior to the Company obtaining title through its own election) to maintain ownership and not quitclaim title to the Company, the community association must pay the Company all interest, late fees, collection costs, and legal fees expended, plus the original funding on the unit, which have accrued according to the purchase agreement entered into by the community association and the Company. In this event, the unit will be reassigned to the community association.

Fixed Assets

The Company capitalizes all acquisitions of fixed assets in excess of $500. Fixed assets are stated at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the assets. Fixed assets are comprised of furniture, computers and office equipment with an assigned useful life of 3 to 5 years. Fixed assets also include capitalized software costs. Capitalized software costs include costs to develop software to be used solely to meet the Company’s internal needs, employee salaries and benefits, and fees paid to outside consultants during the application development stage, and such costs are amortized over their estimated useful life of 5 years. As of June 30, 2016 and December 31, 2015, capitalized software costs, net of accumulated amortization, was $80,099 and $91,729, respectively. Amortization expense for capitalized software costs for the three and six months ended June 30, 2016 were $5,815 and $11,630, respectively.  During the three and six months ended June 30, 2015, amortization expense was $7,555 and $15,110, respectively.

Debt Issue Costs

The Company capitalizes all debt issue costs and amortizes them on a method that approximates the effective interest method over the remaining term of the note payable. Unamortized debt issue costs of $148,678 at June 30, 2016 and $197,959 at December 31, 2015 are presented in the accompanying condensed consolidated balance sheets as a direct deduction from the carrying amount of that debt liability in accordance with ASU 2015-03 (see below). The Company adopted this new standard in the first quarter of fiscal 2016. The adoption of this standard did not have a material impact on the Company's consolidated financial position and had no impact on its consolidated income or cash flows.

Settlement Costs with Associations

Community associations working with the Company will at times incur costs in connection with litigation initiated by the Company against property owners and/or mortgage holders. These costs include settlement agreements whereby the community association agrees to pay some monetary compensation to the opposing party or judgments against the community associations for fees of opposing legal counsel or other damages awarded by the courts. The Company indemnifies the community association for these costs pursuant to the provisions of the agreement between the Company and the community association. Costs incurred by the Company for these indemnification obligations for the three and six months ended June 30, 2016 were $134,000 and $372,000, respectively. The Company does not limit its indemnification based on amounts ultimately collected from property owners. For the three and six months ended June 30, 2015 settlement costs incurred by the Company were $140,000 and $257,000, respectively.

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

Under ASC 740-10-30-5, Income Taxes, deferred tax assets should be reduced by a valuation allowance if, based on the weight of available evidence, it is more-likely-than-not (i.e., a likelihood of more than 50%) that some portion or all of the deferred tax assets will not be realized.  The Company considers all positive and negative evidence available in determining the potential realization of

LM FUNDING AMERICA, INC. AND SUBSIDIARIES AND PREDECESSOR

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

deferred tax assets including, primarily, the recent history of taxable earnings or losses.  The Company believes that a valuation allowance is not presently necessary based on the more-likely-than-not threshold noted above.

Prior to the initial public offering in October 2015, the taxable earnings of the Predecessor were included in the tax returns of its members (separate limited liability companies) and taxed depending on personal tax situations. In connection with the initial public offering, the members contributed ownership interests to the Company (a newly formed C-corporation) and all earnings subsequent to that date (October 23, 2015) are subject to Company-level taxes and reflected in the Company’s condensed consolidated financial statements.

Loss Per Share

Basic loss per share is calculated as net loss to common stockholders divided by the weighted average number of common shares outstanding during the period.  Diluted loss per share for the period equals basic loss per share as the effect of any stock-based compensation awards or stock warrants would be anti-dilutive.

Stock-Based Compensation

The Company records all equity-based incentive grants to employees and non-employee members of the Company’s Board of Directors in operating expenses in the Company’s Condensed Consolidated Statement of Operations based on their fair values determined on the date of grant. Stock-based compensation expense, reduced for estimated forfeitures, is recognized on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the outstanding equity awards.

Contingencies

The Company accrues for contingent obligations, including estimated legal costs, when the obligation is probable and the amount is reasonably estimable. As facts concerning contingencies become known, the Company reassesses its position and makes appropriate adjustments to the consolidated financial statements. Estimates that are particularly sensitive to future changes include those related to tax, legal, and other regulatory matters.

Risks and Uncertainties

Funding amounts are secured by a priority lien position provided under Florida law (see discussion above regarding Florida Statute 718.116). However, in the event the first mortgage holder takes title to the property, the amount payable by the mortgagee to satisfy the priority lien is capped under this same statute and would generally only be sufficient to reimburse the Company for funding amounts noted above for delinquent assessments. Amounts paid by the mortgagee would not generally reimburse the Company for interest, administrative late fees, and collection costs. Even though the Company does not recognize these charges as revenues until collected, its business model and long-term viability is dependent on its ability to collect these charges.

In the event a delinquent unit owner files for bankruptcy protection, the Company may at its option be reimbursed by the association for the amounts funded (i.e., purchase price) and all collection rights are re-assigned to the association.

Non-cash Operating and Investing Activities

During the three and six months ended June 30, 2016, the Company acquired unencumbered title to certain properties as a result of foreclosure proceedings.  Properties were recorded at fair value less cost to dispose of approximately $50,400 and $135,000, respectively.  The fair value of these properties was first applied to recover the Company’s initial investment with any remaining proceeds applied to interest, late fees, and other amounts owed by the property owner.

New Accounting Pronouncements

Revenue Recognition - On May 28, 2014, the FASB issued ASU 2014-09—Revenue from Contracts with Customers (Topic 606), which provided new accounting guidance regarding revenue recognition, and is effective for annual periods beginning after December 15, 2017. The Company has not yet evaluated the impact of this new guidance on its consolidated financial statements.

LM FUNDING AMERICA, INC. AND SUBSIDIARIES AND PREDECESSOR

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

Debt Issue Costs - In April 2015, THE FASB issued ASU 2015-03, Interest – Imputation of interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”).  The amended guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  The recognition and measurement guidance for debt issuance costs is not affected by the amendments in this ASU.  The amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2015 and have been reflected in the accompanying condensed consolidated balance sheet.

Subsequent Events

The Company has evaluated subsequent events through the date which the condensed consolidated financial statements were issued.  There were no material subsequent events that required recognition in these condensed consolidated financial statements.

2. OTHER ASSETS

The following table summarizes the Company’s other assets.

	June 30,	December 31,
	2016	2015
Due from related party	$989,981	$406,219
Real estate assets owned	765,731	285,341
Fixed assets, net	129,069	158,692
Prepaid expenses and other assets	165,920	151,362
	$2,050,701	$1,001,614

3. LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS

	June 30, 2016	December 31, 2015
Financing agreement with FlatIron capital. Down payment of $16,500 was required upfront and equal installment payments of $9,610 are to be made over a 10 month period. Annualized interest is 5.25%.	$—	$48,050

Promissory note issued to a financial institution, bearing interest at 8%, interest payable monthly, and principal payments due quarterly. Secured by all of the Company’s rights, title, interest, claims, and demands associated with certain condominium units held in LMF SPE #2, LLC and all cash held in LMF SPE #2, LLC. Accrued interest is due monthly beginning January 29, 2015. Installment of principal is due quarterly. Note matures on December 30, 2017 and can be prepaid at any time without penalty. Principal balances for this promissory note were $5,407,757 and $6,241,555, respectively, as of June 30, 2016 and December 31, 2015.  Unamortized debt issuance costs were $145,345 and $193,792, respectively, as of June 30, 2016 and December 31, 2015.

	5,262,412	6,047,763

Promissory note issued to a financial institution, bearing interest at 6%, principal payments of $55,555 per month plus interest due through maturity on February 1, 2018. This loan is collateralized by all of the accounts receivable, contract rights, and lien rights arising from or relating to collection of Association payments made by the Company relating to certain accounts as well as all deposit accounts and cash of LMF October 2010 Fund, LLC. LM Funding, LLC and its members guaranteed this loan.  Principal balances for this promissory note were $1,080,000 and $1,440,000, respectively, as of June 30, 2016 and December 31, 2015. Unamortized debt issuance costs were $3,333 and $4,167, respectively, as of June 30, 2016 and December 31, 2015.

	1,076,667	1,435,833
	$6,339,079	$7,531,646

Minimum required principal payments on the Company’s debt as of June 30, 2016 are $1,227,483 in 2016 and $5,260,274 in 2017.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs, and plans and objectives of management for future operations, are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expects,” “intends,” “plans,” “projects,” “estimates,” “anticipates,” “believes,” or the negative thereof or any variation thereon or similar terminology or expressions.

We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties, and assumptions about us that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Important factors which could materially affect our results and our future performance include, without limitation, our ability to purchase defaulted consumer receivables at appropriate prices, changes in governmental regulations that affect our ability to collect sufficient amounts on our defaulted consumer receivables, our ability to employ and retain qualified employees, changes in the credit or capital markets, changes in interest rates, deterioration in economic conditions, and negative press regarding the debt collection industry which may have a negative impact on a debtor’s willingness to pay the debt we acquire, as well as other factors set forth under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and Item 1A of this Quarterly Report on Form 10-Q.

Except as required by law, we assume no duty to update or revise any forward-looking statements.

Overview

We are a specialty finance company that provides funding to nonprofit community associations primarily located in the state of Florida and, to a lesser extent, nonprofit community associations in the states of Washington, Colorado, and, since February 2016, Illinois. We offer incorporated nonprofit community associations, which we refer to as “Associations,” a variety of financial products customized to each Association’s financial needs. Our original product offering consists of providing funding to Associations by purchasing their rights under delinquent accounts that are selected by the Associations arising from unpaid Association assessments. We provide funding against such delinquent accounts, which we refer to as “Accounts,” in exchange for a portion of the proceeds collected by the Associations from the account debtors on the Accounts. More recently, we have started to engage in the business of purchasing Accounts on varying terms tailored to suit each Association’s financial needs, including under our New Neighbor Guaranty program. We believe that revenues from the New Neighbor Guaranty program, as well as other similar products we may develop in the future, will comprise an increasingly larger piece of our business during future quarters. We intend to leverage these products to expand our business activities and grow both in and outside of the states in which we currently operate.

Because of our role as a trusted advisor to our Association clients, we are exploring a potential product line which resembles a more traditional consulting model for Associations desirous of this relationship. Areas of our consultancy may include purchase money mortgage qualification consulting, accounts receivable management, reserve study recommendations, and property tax assessed value analysis. In the event we move forward with this new product line, we will seek to provide services and advice inside of our core competency of community association finance in an effort to drive demand for our financial products.

In our original product offering, we typically purchase an Association’s right to receive a portion of the proceeds collected from delinquent unit owners. Once under contract, we engage law firms, typically on behalf of our Association clients pursuant to a power of attorney, to perform collection work on delinquent unit accounts. Our law firms typically handle collection matters on a deferred billing basis whereby payment is received upon collection from the delinquent unit account debtors or at a predetermined contractual rate if amounts collected from delinquent unit account debtors are less than legal fees and costs incurred. We typically fund an amount less than or equal to the statutory “Super Lien Amount” an Association would recover at some point in the future based on the Association’s statutory lien priority. Upon collection of an Account, the law firm retained for the collection matter distributes proceeds pursuant to the terms of the agreement by and between the Association and us. Not all agreements are the same, but our typical payoff distribution will result in us first recovering amounts advanced to the Association, interest, late fees, and costs advanced, with legal fees kept by the retained law firm, and assessment amounts remitted to the Association client. In connection with our business, we have developed proprietary software for servicing Accounts, which we believe enables law firms to service Accounts efficiently and profitably.

Under the New Neighbor Guaranty program, an Association will generally assign substantially all of its outstanding indebtedness and accruals on its delinquent units to us in exchange for payment by us of an amount less than or equal to the monthly assessment payment for each assigned delinquent unit account. This simultaneously eliminates a substantial portion of the Association’s balance sheet bad debts and assists the Association in meeting its budget by both guaranteeing periodic revenues and relieving the Association of its legal fee and cost burdens typically incurred to collect bad debts.

In our initial underwriting of an Association and its individual Accounts, we review the property values of the underlying units, the governing documents of the Association, the total number of delinquent receivables held by the Association, the legal proceedings instituted, and many other factors. While we are relatively certain of the actions necessary to produce a revenue event, we cannot predict when an individual delinquent unit account will have a revenue event or payoff.

Corporate History and Reorganization

The Company was originally organized in January 2008 as a Florida limited liability company under the name LM Funding, LLC. Historically, all of our business was conducted through LM Funding, LLC and its subsidiaries (the “Predecessor”). Immediately prior to our initial public offering in October 2015, the members of the LM Funding, LLC contributed all of their membership interests to LM Funding America, Inc., a Delaware corporation incorporated on April 20, 2015 (“LMFA”), in exchange for an aggregate of 2,100,000 shares of the common stock of LMFA (the “Corporate Reorganization”). Immediately after such contribution and exchange, the former members of LM Funding, LLC became the holders of 100% of the issued and outstanding common stock of LMFA, thereby making the LM Funding, LLC a wholly-owned subsidiary of LMFA. As used in this discussion and analysis, unless the context requires otherwise, references to “LMF,” “LM Funding,” “we,” “us,” “our,” “the Company,” “our company,” and similar references refer to (i) following the date of the Corporate Reorganization, LM Funding America, Inc., a Delaware corporation, and its consolidated subsidiaries, and (ii) prior to the date of the Corporate Reorganization, LM Funding, LLC, a Florida limited liability company, and its consolidated subsidiaries.

Results of Operations

The Six Months Ended June 30, 2016 compared with the Six Months Ended June 30, 2015

Revenues

During the six months ended June 30, 2016, total revenues decreased by $0.59 million, or 16.4%, to $3.01 million from $3.60 million in the six months ended June 30, 2015. The average revenue per unit decreased to $4,300 for the six months ended June 30, 2016 compared with $4,900 for the six months ended June 30, 2015.  We feel this decrease is primarily due to an increased percentage of Home Owner Association related payoffs compared with Condo Association payoffs compared with the prior year.  This revenue decrease per unit was combined with a decrease in payoff occurrences of 19.8%. The Company recorded approximately 579 payoff occurrences for the six months ended June 30, 2016 compared with 722 payoff occurrences for the six months ended June 30, 2015. “Payoffs” consist of recovery of the entire legally collectible portion, or a settlement thereof, of our principal investment, accrued interest, and late fees owed to us from the proceeds of the Accounts collected by the Associations in accordance with our contracts with Associations. We believe the decrease in payoff occurrences is attributed to a change in the overall real estate markets where LMF operates.  We believe the year over year decrease in the number of foreclosures in the Florida market has affected the number of payoff occurrences we experienced in Q2.

We saw an increase in rental revenue in the six months ended June 30, 2016 of $0.03 million to $0.12 million from $0.09 million for the six months ended June 30, 2015. This was due to a continued emphasis to increase our rental base in 2016. Rental revenue for the six months ended June 30, 2015 included a gain on the sale of one unit in the amount of approximately $0.01 million.

Operating Expenses

During the six months ended June 30, 2016, operating expenses increased $2.32 million, or 124.1%, to $4.19 million from $1.87 million for the six months ended June 30, 2015. The increase in operating expenses can be attributed to various factors, including the new service agreement with Business Law Group, P.A. (BLG), which resulted in an additional expense of approximately $76,000.  There were also increases in professional fees including audit fees, professional insurance and other expenses incurred as a result of being a public company. Payroll costs increased in part due to an overall increase in the number of full-time employees for the six months ended June 30, 2016 compared with the six months ended June 30, 2015.

The Company also experienced a significant increase in legal fees related to our collection events. Legal fees excluding fees included in the BLG service agreement, for the six months ended June 30, 2016 were approximately $507,000 compared with approximately $129,000 for the six months ended June 30, 2015.  In the ordinary course of our business, we are involved in numerous legal proceedings. We regularly initiate collection lawsuits, using our network of third party law firms, against debtors. In addition, debtors occasionally initiate litigation against us. The settlement costs of these lawsuits increased by approximately $115,000 to approximately $372,000 compared with approximately $257,000 for the six months ended June 30, 2015.

Interest Expense

During the six months ended June 30, 2016, interest expense decreased $0.13 million, or 32.5%, to $0.27 million from $0.40 million for the six months ended June 30, 2015. This decrease is attributable to our refinancing of $1.8 million in indebtedness in July 2015 at a 6% interest rate. As of June 30, 2016 and June 30, 2015 this indebtedness had an outstanding balance of $1.1 million and $1.7 million, respectively, at 6% and 14% interest rates, respectively.  All remaining loan terms were consistent during the six months ending June 30, 2016 and 2015.

Net Income (Loss)

During the six months ended June 30, 2016, net income (loss) decreased $2.26 million to ($0.93 million) from $1.33 million for the six months ended June 30, 2015.

Liquidity and Capital Resources

General

As of June 30, 2016, we had cash and cash equivalents of $5.8 million compared with $2.4 million at June 30, 2015. This increase is primarily driven by proceeds from the Company’s initial public offering in October 2015 of approximately $9.6 million, net of any offering-related expenses. Cash from operations and financing activities decreased by $1.34 million and $1.83 million, respectively, for the six months ended June 30, 2016.  Cash from investing activities was immaterial for the period ended June 30, 2016.

Cash from Operations

Net cash used in operations was ($1.34) million during the six months ended June 30, 2016 compared with $1.43 million during the six months ended June 30, 2015. This was primarily driven by a net loss (before income tax benefit) of approximately $1.45 million for the six months ended June 30, 2016 compared with net income of $1.33 million during the six months ended June 30, 2015.

Cash from Investing Activities

For the six months ended June 30, 2016, our finance receivables fell by $0.39 million. This was due to the Company collecting more Accounts than were invested in for the period. Our primary business relies on our ability to invest in accounts, and during the six months ended June 30, 2016, this balance decreased compared with the six months ended June 30, 2015. This balance has been in consistent decline since 2012. This balance is very susceptible to housing market fluctuations, but as we believe our current market penetration is less than 1% in Florida, we believe there is still a large, untapped market for our product offerings to grow in Florida and elsewhere. Regarding our original product, for the six months ended June 30, 2016, we acquired 215 Accounts (135 HOA Accounts and 80 COA Accounts) for approximately $83,000 compared with 204 accounts (121 HOA Accounts and 83 COA Accounts) for approximately $119,000 for the six months ended June 30, 2015. Generally HOA Accounts under the original product do not have any associated initial cash outlays as we choose to limit our funding amounts for those units. Regarding our New Neighbor Guaranty product, for the six months ended June 30, 2016, we made a total investment of $220,000 compared with a total investment of $260,000 in the six months ended June 30, 2015. The proceeds from the payouts of Accounts was partially offset by costs incurred in connection with the acquisition of real estate owned assets in the amount of $0.50 million for the six months ended June 30, 2016.  Included in this cost were two real estate owned assets purchased for approximately $172,000.

Cash from Financing Activities

At June 30, 2016, indebtedness of the Company was $6.5 million compared with $8.8 million at June 30, 2015. On January 26, 2015, LMF October 2010 Fund, LLC borrowed $2 million on a three year term from a private lender (the “Private Loan”). This note bore interest at 14% per annum and was collateralized by all of the accounts receivable, contract rights, and lien rights arising from or relating to collection of Association payments made by us relating to certain Accounts as well as all deposit accounts and cash of LMF October 2010 Fund, LLC. The Company and its members guaranteed this loan. This loan was being amortized in 36 equal installments of principal and interest commencing February 26, 2015. The proceeds of this loan were used to redeem the membership interests of the Company beneficially owned by Frank C. Silcox.  This note was retired without prepayment penalty on July 31, 2015.

On July 1, 2015, our subsidiary, LMF October 2010 Fund, LLC, borrowed $1.8 million on a 29-month term under a loan agreement dated June 25, 2015. This note bears interest at 6% plus the LIBOR Base Rate published in the Wall Street Journal per annum and is collateralized by all of the accounts receivable, contract rights, and lien rights arising from or relating to collection of Association payments made by us relating to certain Accounts as well as all deposit accounts and cash of LMF October 2010 Fund, LLC. Certain beneficial owners of the members of the Company guaranteed this loan. This loan is being amortized in 29 equal installments of principal and interest commencing July 25, 2015. The proceeds from this loan were used to pay off the Private Loan.

Debt of the Company consisted of the following at June 30, 2016 and June 30, 2015:

June 30, 2016	June 30, 2015

Promissory note issued to a financial institution, bearing interest at 8%, interest payable monthly, and principal payments due quarterly. Secured by all of the Company’s rights, title, interest, claims and demands associated with certain condominium units held in LMF SPE #2, LLC and all cash held in LMF SPE #2, LLC. Accrued interest is due monthly beginning January 29, 2015. Installment of principal is due quarterly. Note matures on December 30, 2017 and can be prepaid at any time without penalty. Principal balances for this promissory note were $5,407,757 and $7,042,675, respectively, as of June 30, 2016 and June 30, 2015.  Unamortized debt issuance costs were $145,345 and $244,741, respectively, as of June 30, 2016 and June 30, 2015.

$5,262,412	$6,797,934

Promissory note issued to a financial institution, bearing interest at 6%, principal payments of $55,555 per month plus interest due through maturity on February 1, 2018. This loan is collateralized by all of the accounts receivable, contract rights, and lien rights arising from or relating to collection of Association payments made by the Company relating to certain Accounts as well as all deposit accounts and cash of LMF October 2010 Fund, LLC. LM Funding, LLC and its members guaranteed this loan.  Principal balance for this promissory note was $1,080,000 as of June 30, 2016. Unamortized debt issuance costs were $3,333 as of June 30, 2016.

1,076,667	-

Promissory note issued to David A. Straz, Jr. Revocable Living Trust of 1986, bearing interest at 14%, principle of $55,555 per month plus interest due through maturity on February 1, 2018. This loan is collateralized by all of the accounts receivable, contract rights, and lien rights arising from or relating to collection of Association payments made by the Company relating to certain Accounts as well as all deposit accounts and cash of LMF October 2010 Fund, LLC. LM Funding-LLC and its members guaranteed this loan.  Principal balance for this promissory note was $1,777,778 as of June 30, 2015. Unamortized debt issuance costs were $88,221 as of June 30, 2015.

-	1,689,557
$6,339,079	$8,487,491

As of June 30, 2016, minimum required principal payments on notes payable are $1,227,483 in 2016, and $5,260,274 in 2017.

Results of Operations

The Three Months Ended June 30, 2016 compared with the Three Months Ended June 30, 2015

Revenues

During the three months ended June 30, 2016, total revenues decreased by $0.58 million, or 28.9%, to $1.43 million from $2.01 million in the three months ended June 30, 2015. The average revenue per unit decreased to $4,300 for the three months ended June 30, 2016 compared with $5,300 for the three months ended June 30, 2015.  We feel this decrease is primarily due to an increased percentage of Home Owner Association related payoffs compared with Condo Association payoffs compared with the prior year.  This revenue decrease per unit is combined with a decrease in payoff occurrences of 45.7%. The Company recorded approximately 216 payoff occurrences for the three months ended June 30, 2016 compared with 398 payoff occurrences for the three months ended June 30, 2015. “Payoffs” consist of recovery of the entire legally collectible portion, or settlement thereof, of our principal investment, accrued interest, and late fees owed to us from the proceeds of the Accounts collected by the Associations in accordance with our contracts with Associations. We believe the decrease in payoff occurrences is attributed to a change in the overall real estate markets where LMF operates.  We believe the year over year decrease in the number of foreclosures in the Florida market has affected the number of payoff occurrences we experienced in Q2.

We saw an increase in rental revenue in the three months ended June 30, 2016 of $0.02 million to $0.07 million from $0.05 million for the three months ended June 30, 2015. This was due to a continued emphasis on increasing our rental base in 2016.

Operating Expenses

During the three months ended June 30, 2016, operating expenses increased $1.19 million, or 135.2%, to $2.07 million from $0.88 million for the three months ended June 30, 2015. The increase in operating expenses can be attributed to various factors. There was an increase in professional fees including audit fees, professional insurance, and other expenses incurred as a result of being a public company. Payroll costs also increased in part due to an overall increase in the number of full time employees for the three months ended June 30, 2016 compared with June 30, 2015.

The Company also experienced an increase in legal fees related to our collection events. Legal fees excluding fees included in the BLG service agreement, for the three months ended June 30, 2016 were approximately $302,000 compared with approximately $42,000 for the three months ended June 30, 2015.  In the ordinary course of our business, we are involved in numerous legal proceedings. We regularly initiate collection lawsuits, using our network of third party law firms, against debtors. In addition, debtors occasionally initiate litigation against us. The settlement costs of these lawsuits for the three months ended June 30, 2016 slightly decreased by $6,000 to $134,000 compared with $140,000 for the three months ended June 30, 2015.

Interest Expense

During the three months ended June 30, 2016, interest expense decreased $0.08 million, or 38.1%, to $0.13 million from $0.21 million for the three months ended June 30, 2015. This decrease is attributable to our refinancing of $1.8 million in indebtedness in July 2015 at 6% interest. As of June 30, 2016 and June 30, 2015, this indebtedness had an outstanding balance of $1.1 million and $1.7 million, respectively, at 6% and 14% interest rates, respectively.  All remaining loan terms were consistent during the three months ended June 30, 2016 and the three months ended June 30, 2015.

Net Income (Loss)

During the three months ended June 30, 2016, net income (loss) decreased $1.42 million to ($0.49 million) from $0.93 million for the three months ended June 30, 2015.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are not required to make disclosures under this item.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules, regulations, and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of June 30, 2016, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

Other than the lawsuits described below, we are not currently a party to material litigation proceedings. However, we frequently become party to litigation in the ordinary course of business, including either the prosecution or defense of claims arising from contracts by and between us and client Associations. Regardless of the outcome, litigation can have an adverse impact on us because of prosecution, defense, and settlement costs, diversion of management resources and other factors.

Solaris at Brickell Bay Condominium Association, Inc. v. LM Funding, LLC, Case No: 2014-20043-C, was brought before the Circuit Court of the Eleventh Judicial Circuit, Miami-Dade Civil Division on July 31, 2014. On May 4, 2011, we entered into a Delinquent Assessments Proceeds Purchase Agreement with the plaintiff (the “Solaris Agreement”). On February 13, 2014, the plaintiff notified us of its intent to rescind the Solaris Agreement, claiming that we had failed to foreclose on Accounts assigned to us under the Solaris Agreement. In response, we requested that the plaintiff pay amounts we believe to be owed to us under the Solaris Agreement. In its complaint, the plaintiff alleges claims such as a usurious loan transaction, state and federal civil Racketeer Influenced and Corrupt Organization Act claims, Florida Deceptive and Unfair Trade Practices Act (“FDUTPA”) violations, and other related claims. The plaintiff has requested rescission of the Solaris Agreement, forfeiture of all amounts lent by us to the plaintiff, a declaratory judgment that we have violated FDUTPA, other damages for breach of contract and violations of FDUTPA, and attorneys’ fees. We believe these claims are without merit and we have counterclaimed for breach of contract, unjust enrichment, and other claims in the alternative. In the third quarter of 2015, we were successful in having the majority of the plaintiff’s claims against us dismissed without prejudice. The plaintiff has since refiled a similarly styled complaint and we are likewise defending the lawsuit and will seek a dismissal of those allegations. The outcome of this litigation is indeterminate at this time.

Wilmington Savings Fund Society FSB v. Business Law Group PA, LM Funding, LLC, Bruce Rodgers, Case No. 15-CA-009871, was brought before the Thirteenth Judicial Circuit Court for Hillsborough County Florida on October 29th, 2015. LM Funding, LLC received service on November 16, 2015. Plaintiff as trustee brought an action against Business Law Group, P.A., LM Funding, LLC, and Bruce Rodgers individually, alleging broad interactions with only Business Law Group, surrounding a dispute arising in the normal course of litigation. Plaintiff alleges that LM Funding, LLC has directed Business Law Group, P.A. to violate certain safe-harbor provisions of the Florida statutes. Plaintiff alleges against all parties claims such as violations of FDUTPA, unjust enrichment, and civil conspiracy. The plaintiff has requested declaratory relief that we have violated portions of FDUTPA, restitution, and additional monetary damages, and alleges that it is a proper plaintiff to represent a putative class. The case has subsequently been removed to United States Federal Court for the Middle District of Florida. We believe these claims are without merit and plan to pursue all remedies available against plaintiff. This litigation is in its early stages and the outcome is indeterminate at this time.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in the section entitled “Risk Factors” in our Annual Report Form 10-K for the fiscal year ended December 31, 2015.

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

The offer and sale of up to 2,000,000 units in the offering was registered under the Securities Act of 1933, as amended, pursuant to a registration statement on Form S-1 (File No. 333-205232), which was declared effective by the SEC on October 21, 2015. Following the sale of the shares in connection with the closing of our initial public offering, the offering was terminated. International Assets Advisory, LLC acted as the lead placement agent in the offering.

We received aggregate gross proceeds from the offering of $12 million, or aggregate net proceeds of $9.6 million after deducting placement agent fees of $0.9 million and related offering costs of $1.5 million. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates.

As of June 30, 2016, we have used $3.8 million of the net proceeds, to repurchase a non-controlling interest ($0.25 million), repay a debt ($1.31 million), make interest payments ($0.42 million), fund our original product ($0.09 million), fund our New Neighbor Guaranty program ($0.31 million) and make real estate owned investments ($0.50 million).  The remainder of the funds have been invested in accordance with our investment policy.

(c) Repurchase of Securities.

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None

Item 6.	Exhibits

The following documents are filed as a part of this report or are incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION

10.1#	Employment Agreement, dated May 10, 2016, by and between the Company and R. Dean Akers (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on May 11, 2016).

31.1	Rule 13a – 14(a) Certification of the Principal Executive Officer

31.2	Rule 13a – 14(a) Certification of the Principal Financial Officer

32.1	Written Statement of the Principal Executive Officer and Principal Financial Officer, Pursuant to 18 U.S.C. § 1350

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

#Indicates a management contract or compensatory arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

LM FUNDING AMERICA, INC.

Date: August 15, 2016	By:	/s/ Bruce M. Rodgers
Bruce M. Rodgers
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: August 15, 2016	By:	/s/ Stephen Weclew
Stephen Weclew
Chief Financial Officer
(Principal Financial and Accounting Officer)