Form 10-Q
period 2016-09-30
LM FUNDING AMERICA, INC.
filed 2016-11-14
CIK 1640384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The registrant had 3.3 million shares of Common Stock, par value $0.001 per share, outstanding as of November 14, 2016.

LM FUNDING AMERICA, INC.

TABLE OF CONTENTS

		Page

PART I.	FINANCIAL INFORMATION	3

Item 1.	Financial Statements	3

	LM Funding America, Inc. and Subsidiaries Condensed Consolidated Balance Sheets September 30, 2016 (unaudited) and December 31, 2015	3

	LM Funding America, Inc. and Subsidiaries and Predecessor Condensed Consolidated Statements of Operations Three and Nine Months Ended September 30, 2016 and 2015 (unaudited)	4

	LM Funding America, Inc. and Subsidiaries and Predecessor Condensed Consolidated Statements of Cash Flows Nine Months Ended September 30, 2016 and 2015 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements of LM Funding America, Inc. and Subsidiaries and Predecessor	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18

PART II.	OTHER INFORMATION	19

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Mine Safety Disclosures	20

Item 5.	Other Information	20

Item 6.	Exhibits	21

SIGNATURES		22

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

LM FUNDING AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Cash	$3,642,741	$8,997,798
Finance receivables:
Original product	1,170,836	1,537,101
Special product - New Neighbor Guaranty program, net of allowance for credit losses of $125,000	523,662	715,534
Deferred tax asset	3,199,476	2,162,380
Due from related party (Note 2):	1,389,921	406,219
Other Assets (Note 3):	1,149,326	595,395
Total assets	$11,075,962	$14,414,427
LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable (Note 4):
Principal amount	$5,878,280	$7,729,605
Less unamortized debt issuance costs	(124,037)	(197,959)
Long-term debt less unamortized debt issuance costs	5,754,243	7,531,646
Other liabilities and obligations	625,346	618,315
Total liabilities	6,379,589	8,149,961
Stockholders’ equity:
Common stock, par value $.001; 10,000,000 shares authorized; 3,300,000 shares issued and outstanding	3,300	3,300
Additional paid-in capital	6,559,261	6,281,322
Accumulated deficit	(1,866,188)	(20,156)
Total stockholders’ equity	4,696,373	6,264,466
Total liabilities and stockholders’ equity	$11,075,962	$14,414,427

The accompanying notes are an integral part of these condensed consolidated financial statements.

LM FUNDING AMERICA, INC. AND SUBSIDIARIES AND PREDECESSOR

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues:
Interest on delinquent association fees	$709,090	$1,279,263	$3,010,428	$4,191,323
Administrative and late fees	91,833	114,594	330,030	414,526
Recoveries in excess of cost - special product	806	79,457	115,967	222,784
Underwriting and origination fees	97,824	96,675	332,549	259,420
Rental revenue	107,369	38,010	229,910	123,682
Total revenues	1,006,922	1,607,999	4,018,884	5,211,735
Operating Expenses:
Staff costs and payroll	996,515	286,952	2,649,688	898,457
Professional fees	462,804	111,897	1,585,046	499,407
Settlement cost with associations	231,062	260,726	603,396	517,639
Other operating expenses	644,567	375,642	1,687,564	986,989
Total operating expenses	2,334,948	1,035,217	6,525,694	2,902,492
Operating (loss) income	(1,328,026)	572,782	(2,506,810)	2,309,243
Interest expense	119,218	163,361	389,712	566,186
(Loss) income before income taxes	(1,447,244)	409,421	(2,896,522)	1,743,057
Income tax benefit	(533,064)	-	(1,050,491)	-
Net (loss) income	(914,180)	409,421	(1,846,031)	1,743,057
Net (income) attributable to non-controlling interest	-	(38,410)	-	(123,693)
Net (income) attributable to predecessor members	-	(371,011)	-	(1,619,364)
Net loss to common stockholders’	$(914,180)	$-	$(1,846,031)	$-
Loss per share attributable to the stockholders’ of LM Funding America, Inc.
Basic	(0.28)	-	(0.56)	-
Diluted	(0.28)	-	(0.56)	-
Weighted average number of common shares outstanding
Basic	3,300,000	-	3,300,000	-
Diluted	3,300,000	-	3,300,000	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

LM FUNDING AMERICA, INC. AND SUBSIDIARIES AND PREDECESSOR

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES	$(2,650,498)	$1,727,158
CASH FLOWS FROM INVESTING ACTIVITIES	130,468	908,775
CASH FLOWS FROM FINANCING ACTIVITIES	(2,835,027)	(2,556,762)
NET (DECREASE) INCREASE IN CASH	(5,355,057)	79,171
CASH - BEGINNING OF PERIOD	8,997,798	2,027,694
CASH - END OF PERIOD	$3,642,741	$2,106,865

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in the annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The interim condensed consolidated financial statements as of September 30, 2016 and for the three and nine months ended September 30, 2016 and September 30, 2015, respectively, are unaudited. In the opinion of management, the interim condensed consolidated financial statements includes all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of the results for the interim periods. The accompanying condensed consolidated balance sheet as of December 31, 2015 is derived from the audited consolidated financial statements presented in the Company’s Annual Report on Form 10-K for fiscal the year ended December 31, 2015.

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

Finance Receivables

Finance receivables are recorded at the amount funded or cost (by unit). The Company evaluates its finance receivables at each period-end for losses that are considered probable and can be reasonably estimated in accordance with ASC 450-20. As discussed above, recoverability of funded amounts under the Company’s original product is generally assured because of the protection of the Super Lien Amount. As such, the Company did not have any allowance for credit losses related to its original product at September 30, 2016 and December 31, 2015.

Under the New Neighbor Guaranty program (special product), the Company funds amounts in excess of the Super Lien Amount. When evaluating the carrying value of its finance receivables, the Company looks at the likelihood of future cash flows based on historical payoffs, the fair value of the underlying real estate, the general condition of the community association in which the unit exists, and the general economic real estate environment in the local area.  During 2014 and 2015 the Company purchased credit insurance covering all funded amounts in excess of a deductible amount (equal to six months of delinquent assessments). Recoveries under this credit insurance program for the nine months ended September 30, 2016 were $59,000. There were no recoveries for the three months ended September 30, 2016.  Recoveries under this credit insurance program for the three and nine months ended September 30, 2015 were $79,000 and $158,000, respectively. This insurance product was not renewed and only claims filed related to foreclosures occurring on or before January 28, 2016 will be covered under this policy. The Company estimated an allowance for credit losses of $125,000 as of September 30, 2016 and December 31, 2015 under ASC 450-20 related to its New Neighbor Guaranty program.

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

The Company capitalizes costs incurred to acquire real estate owned properties and any costs incurred to get the units in a condition to be rented.  These costs include, but are not limited to, renovation/rehabilitation costs, legal costs, and delinquent taxes.  These costs are depreciated over the estimated minimum time period the Company expects to maintain possession of the units.  Costs incurred for unencumbered units are depreciated over 20 years and costs for units subject to a first mortgage are depreciated over 3 years.  As of September 30, 2016, capitalized real estate costs, net of accumulated depreciation, were approximately $793,000.  During the three and nine months ended September 30, 2016 depreciation expense was $10,000 and $23,000, respectively.

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

Fixed Assets

The Company capitalizes all acquisitions of fixed assets in excess of $500. Fixed assets are stated at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the assets. Fixed assets are comprised of furniture, computers and office equipment with an assigned useful life of 3 to 5 years. Fixed assets also include capitalized software costs. Capitalized software costs include costs to develop software to be used solely to meet the Company’s internal needs, employee salaries and benefits, and fees paid to outside consultants during the application development stage, and such costs are amortized over their estimated useful life of 5 years. As of September 30, 2016 and December 31, 2015, capitalized software costs, net of accumulated amortization, was $74,284 and $91,729, respectively. Amortization expense for capitalized software costs for the three and nine months ended September 30, 2016 were $5,814 and $17,444, respectively.  During the three and nine months ended September 30, 2015, amortization expense was $8,863 and $23,973, respectively.

Debt Issue Costs

The Company capitalizes all debt issue costs and amortizes them on a method that approximates the effective interest method over the remaining term of the note payable. Unamortized debt issue costs of $124,037 at September 30, 2016 and $197,959 at December 31, 2015 are presented in the accompanying condensed consolidated balance sheets as a direct deduction from the carrying amount of that debt liability in accordance with ASU 2015-03 (see below). The Company adopted this new standard in the first quarter of fiscal 2016. The adoption of this standard did not have a material impact on the Company's consolidated financial position and had no impact on its consolidated income or cash flows.

Settlement Costs with Associations

Community associations working with the Company will at times incur costs in connection with litigation initiated by the Company against property owners and/or mortgage holders. These costs include settlement agreements whereby the community association agrees to pay some monetary compensation to the opposing party or judgments against the community associations for fees of opposing legal counsel or other damages awarded by the courts. The Company indemnifies the community association for these costs pursuant to the provisions of the agreement between the Company and the community association. Costs incurred by the Company for these indemnification obligations for the three and nine months ended September 30, 2016 were $231,000 and $603,000, respectively. The Company does not limit its indemnification based on amounts ultimately collected from property owners. For the three and nine months ended September 30, 2015 settlement costs incurred by the Company were $260,000 and $517,000, respectively.

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

Under ASC 740-10-30-5, Income Taxes, deferred tax assets should be reduced by a valuation allowance if, based on the weight of available evidence, it is more-likely-than-not (i.e., a likelihood of more than 50%) that some portion or all of the deferred tax assets will not be realized.  The Company considers all positive and negative evidence available in determining the potential realization of deferred tax assets including, primarily, the recent history of taxable earnings or losses.  The Company believes that a valuation allowance is not presently necessary based on the more-likely-than-not threshold noted above.

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

Non-cash Operating and Investing Activities

During the nine months ended September 30, 2016, the Company acquired unencumbered title to certain properties as a result of foreclosure proceedings.  Properties were recorded at fair value less cost to dispose of approximately $135,000, respectively.  There were no unencumbered properties acquired during the three months ended September 30, 2016. The fair value of these properties was first applied to recover the Company’s initial investment with any remaining proceeds applied to interest, late fees, and other amounts owed by the property owner.

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

2. DUE FROM RELATED PARTY

Legal services for the Company associated with the collection of delinquent assessments from property owners are performed by a law firm (Business Law Group “BLG”), which through the date of the initial public offering was solely owned by Bruce M. Rodgers, the Chief Executive Officer of the Company. Mr. Rodgers spouse, who is also a member of the Company’s Board of Directors is the general manager of BLG.  The law firm performs collection work on a deferred billing basis wherein the law firm receives payment for services rendered upon collection from the property owners or at amounts ultimately subject to negotiations with the Company.

The Company also shares office space and related common expenses with BLG.  All shared expenses, including rent, are charged to the legal firm based on an estimate of actual usage.  Any expenses of BLG paid by the Company that have not been reimbursed or settled against other amounts are reflected as due from related parties in the accompanying consolidated balance sheet. Amounts receivable from BLG as of September 31, 2016 and December 31, 2015 were $1,389,921 and $406,219, respectively. The Company expects repayment of amounts outstanding as payoffs occur and outstanding legal fees charged to property owners are collected.  At September 30 2016, receivables from property owners for charges ultimately payable to BLG were approximately $5,500,000.  Although the ultimate amount collected from property owners will be lower than this amount (i.e., the amount charged), management of the Company believes the ultimate amount collected, plus other revenues generated by BLG unrelated to the Company, will allow BLG the ability to repay the receivable balance in the coming years.

The Company and BLG have started discussions related to a new services agreement to take effect January 1, 2017.  Under the current agreement, the Company pays BLG a flat fee of $7,000 per month plus a supplementary fee of $700 on any payoff event wherein BLG received no payment from the delinquent unit owner as a result of a first mortgage holder paying the Super Lien Amount as discussed at Note 1. Discussions related to the 2017 services agreement are still in their preliminary stages.   Legal services expensed by the Company related to BLG were $107,000 for the nine months ended September 30, 2016. There were no legal services expensed by the Company for the nine months ended September 30, 2015 as the current agreement was not effective until October 23, 2015.

3. OTHER ASSETS

The following table summarizes the Company’s other assets.

	September 30,	December 31,
	2016	2015
Real estate assets owned	793,340	285,341
Fixed assets, net	117,481	158,692
Prepaid expenses and other assets	238,505	151,362
	$1,149,326	$595,395

LM FUNDING AMERICA, INC. AND SUBSIDIARIES AND PREDECESSOR

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4. LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS

	September 30, 2016	December 31, 2015
Financing agreement with FlatIron capital. Down payment of $16,500 was required upfront and equal installment payments of $9,610 are to be made over a 10 month period. Annualized interest is 5.25%.	$—	$48,050

Promissory note issued to a financial institution, bearing interest at 8%, interest payable monthly, and principal payments due quarterly. Secured by all of the Company’s rights, title, interest, claims, and demands associated with certain condominium units held in LMF SPE #2, LLC and all cash held in LMF SPE #2, LLC. Accrued interest is due monthly beginning January 29, 2015. Installment of principal is due quarterly. Note matures on December 30, 2017 and can be prepaid at any time without penalty. Principal balances for this promissory note were $4,978,280 and $6,241,555, respectively, as of September 30, 2016 and December 31, 2015.  Unamortized debt issuance costs were $121,120 and $193,792, respectively, as of September 30, 2016 and December 31, 2015.

	4,857,160	6,047,763

Promissory note issued to a financial institution, bearing interest at 6%, principal payments of $55,555 per month plus interest due through maturity on February 1, 2018. This loan is collateralized by all of the accounts receivable, contract rights, and lien rights arising from or relating to collection of Association payments made by the Company relating to certain accounts as well as all deposit accounts and cash of LMF October 2010 Fund, LLC. LM Funding, LLC and its members guaranteed this loan.  Principal balances for this promissory note were $900,000 and $1,440,000, respectively, as of September 30, 2016 and December 31, 2015. Unamortized debt issuance costs were $2,917 and $4,167, respectively, as of September 30, 2016 and December 31, 2015.

	897,083	1,435,833
	$5,754,243	$7,531,646

Minimum required principal payments on the Company’s debt as of September 30, 2016 are $618,036 in 2016 and $5,260,244 in 2017.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

The Nine Months Ended September 30, 2016 compared with the Nine Months Ended September 30, 2015

Revenues

During the nine months ended September 30, 2016, total revenues decreased by $1.19 million, or 22.9%, to $4.02 million from $5.21 million in the nine months ended September 30, 2015. The average revenue per unit decreased to $4,200 for the nine months ended September 30, 2016 compared with $4,600 for the nine months ended September 30, 2015.  We feel this decrease is primarily due to an increased percentage of Home Owner Association related payoffs compared with Condo Association payoffs compared with the prior year.  This revenue decrease per unit was combined with a decrease in payoff occurrences of 29.1%. The Company recorded approximately 796 payoff occurrences for the nine months ended September 30, 2016 compared with 1,123 payoff occurrences for the nine months ended September 30, 2015. “Payoffs” consist of recovery of the entire legally collectible portion, or a settlement thereof, of our principal investment, accrued interest, and late fees owed to us from the proceeds of the Accounts collected by the Associations in accordance with our contracts with Associations. We believe the decrease in payoff occurrences is attributed to a change in the overall real estate markets where LMF operates.  We believe the year over year decrease in the number of foreclosures in the Florida market has affected the number of payoff occurrences we experienced through Q3. Income statement revenue per unit for the nine months ended September 30, 2016 and 2015 was approximately $5,050 and $4,640, respectively.

We saw an increase in rental revenue in the nine months ended September 30, 2016 of $0.11 million to $0.23 million from $0.12 million for the nine months ended September 30, 2015. This was due to a continued emphasis to increase our rental base in 2016. Rental revenue for the nine months ended September 30, 2015 included a gain on the sale of one unit in the amount of approximately $0.01 million.

Operating Expenses

During the nine months ended September 30, 2016, operating expenses increased $3.63 million, or 125.2%, to $6.53 million from $2.90 million for the nine months ended September 30, 2015. The increase in operating expenses can be attributed to various factors, including the new service agreement with Business Law Group, P.A. (BLG), which resulted in an additional expense of approximately $107,000.  There were also increases in professional fees including audit fees, professional insurance and other expenses incurred as a result of being a public company. Payroll costs increased in part due to an overall increase in the number of full-time employees for the nine months ended September 30, 2016 compared with the nine months ended September 30, 2015.

The Company also experienced a significant increase in legal fees related to our collection events. The majority of these expenses relate to ongoing litigation cases listed within Item 1. Legal Proceedings of this report. Legal fees excluding fees from the

BLG service agreement, for the nine months ended September 30, 2016 were approximately $741,000 compared with approximately $171,000 for the nine months ended September 30, 2015.  In the ordinary course of our business, we are involved in numerous legal proceedings. We regularly initiate collection lawsuits, using our network of third party law firms, against debtors. In addition, debtors occasionally initiate litigation against us. The settlement costs of these lawsuits increased by approximately $85,000 to approximately $603,000 compared with approximately $518,000 for the nine months ended September 30, 2015.

The Company implemented a cost savings initiative that went into effect on October 1, 2016 and continuing going forward.  We are projecting a quarterly reduction of operating expenses between $0.65 million and $0.75 million.  This equates to an estimated annual savings in operating expenses of approximately $2.60 million to $3.0 million.   We believe these costs reductions will reduce operating losses of future quarters.

Interest Expense

During the nine months ended September 30, 2016, interest expense decreased $0.18 million, or 31.6%, to $0.39 million from $0.57 million for the nine months ended September 30, 2015. This decrease is attributable to our refinancing of $1.8 million in indebtedness in July 2015 at a 6% interest rate. As of September 30, 2016 and September 30, 2015 this indebtedness had an outstanding balance of $0.9 million and $1.5 million, respectively, at 6% and 14% interest rates, respectively.  All remaining loan terms were consistent during the nine months ending September 30, 2016 and 2015.

Net Income (Loss)

During the nine months ended September 30, 2016, net income (loss) decreased $3.59 million to ($1.85 million) from $1.74 million for the nine months ended September 30, 2015. The Company expects the cost savings initiative listed above to positively impact net income (loss) for future periods.

Liquidity and Capital Resources

General

As of September 30, 2016, we had cash and cash equivalents of $3.6 million compared with $2.1 million at September 30, 2015. This increase is primarily driven by proceeds from the Company’s initial public offering in October 2015 of approximately $9.6 million, net of any offering-related expenses. Cash from operations and financing activities decreased by $2.65 million and $2.84 million, respectively, for the nine months ended September 30, 2016.  Cash from investing activities increased by $0.10 million for the period ended September 30, 2016.

Cash from Operations

Net cash used in operations was ($2.65) million during the nine months ended September 30, 2016 compared with $1.73 million during the nine months ended September 30, 2015. This was primarily driven by a net loss (before income tax benefit) of approximately $2.87 million for the nine months ended September 30, 2016 compared with net income of $1.74 million during the nine months ended September 30, 2015.

Cash from Investing Activities

For the nine months ended September 30, 2016, our finance receivables fell by $0.56 million. This was due to the Company collecting more Accounts than were invested in for the period. Our primary business relies on our ability to invest in accounts, and during the nine months ended September 30, 2016, this balance decreased compared with the nine months ended September 30, 2015. This balance has been in consistent decline since 2012. This balance is very susceptible to housing market fluctuations, but as we believe our current market penetration is less than 1% in Florida, we believe there is still a large, untapped market for our product offerings to grow in Florida and elsewhere. Regarding our original product, for the nine months ended September 30, 2016, we acquired 246 Accounts (142 HOA Accounts and 104 COA Accounts) for approximately $109,000 compared with 286 accounts (173 HOA Accounts and 113 COA Accounts) for approximately $0.1 million for the nine months ended September 30, 2015. Generally HOA Accounts under the original product do not have any associated initial cash outlays as we choose to limit our funding amounts for those units. Regarding our New Neighbor Guaranty product, for the nine months ended September 30, 2016, we made a total investment of $376,000 compared with a total investment of $260,000 in the nine months ended September 30, 2015. The proceeds from the payouts of Accounts was partially offset by costs incurred in connection with the acquisition of real estate owned assets in the amount of $0.51 million for the nine months ended September 30, 2016.  Included in this cost were two real estate owned assets purchased for approximately $172,000.

Cash from Financing Activities

At September 30, 2016, indebtedness of the Company was $5.9 million compared with $8.3 million at September 30, 2015. On January 26, 2015, LMF October 2010 Fund, LLC borrowed $2 million on a three year term from a private lender (the “Private Loan”). This note bore interest at 14% per annum and was collateralized by all of the accounts receivable, contract rights, and lien rights arising from or relating to collection of Association payments made by us relating to certain Accounts as well as all deposit accounts and cash of LMF October 2010 Fund, LLC. The Company and its members guaranteed this loan. This loan was being amortized in 36 equal installments of principal and interest commencing February 26, 2015. The proceeds of this loan were used to redeem the membership interests of the Company beneficially owned by Frank C. Silcox.  This note was retired without prepayment penalty on July 31, 2015.

On July 1, 2015, our subsidiary, LMF October 2010 Fund, LLC, borrowed $1.8 million on a 29-month term under a loan agreement dated September 25, 2015. This note bears interest at 6% plus the LIBOR Base Rate published in the Wall Street Journal per annum and is collateralized by all of the accounts receivable, contract rights, and lien rights arising from or relating to collection of Association payments made by us relating to certain Accounts as well as all deposit accounts and cash of LMF October 2010 Fund, LLC. Certain beneficial owners of the members of the Company guaranteed this loan. This loan is being amortized in 29 equal installments of principal and interest commencing July 25, 2015. The proceeds from this loan were used to pay off the Private Loan.

Debt of the Company consisted of the following at September 30, 2016 and September 30, 2015:

	September 30, 2016	September 30, 2015
Financing agreement with FlatIron capital. Down payment of $16,500 was required upfront and equal installment payments of $9,610 are to be made over a 10 month period. Annualized interest is 5.25%.	$—	$76,880

Promissory note issued to a financial institution, bearing interest at 8%, interest payable monthly, and principal payments due quarterly. Secured by all of the Company’s rights, title, interest, claims and demands associated with certain condominium units held in LMF SPE #2, LLC and all cash held in LMF SPE #2, LLC. Accrued interest is due monthly beginning January 29, 2015. Installment of principal is due quarterly. Note matures on December 30, 2017 and can be prepaid at any time without penalty. Principal balances for this promissory note were $4,978,280 and $6,646,232 respectively, as of September 30, 2016 and September 30, 2015.  Unamortized debt issuance costs were $121,120 and $218,016, respectively, as of September 30, 2016 and September 30, 2015.

	$4,857,160	$6,428,216

Promissory note issued to a financial institution, bearing interest at 6%, principal payments of $55,555 per month plus interest due through maturity on February 1, 2018. This loan is collateralized by all of the accounts receivable, contract rights, and lien rights arising from or relating to collection of Association payments made by the Company relating to certain Accounts as well as all deposit accounts and cash of LMF October 2010 Fund, LLC. LM Funding, LLC and its members guaranteed this loan.  Principal balance for this promissory note was $900,000 and $1,620,000, respectively,  as of September 30, 2016 and September 30, 2015. Unamortized debt issuance costs were $2,917 and $87,529, respectively, as of September 30, 2016 and September 30, 2015.

	897,083	1,532,471
	$5,754,243	$8,037,567

As of September 30, 2016, minimum required principal payments on notes payable are $618,036 in 2016, and $5,260,244 in 2017.

In addition, the Company’s related party balance has increased $0.98 million to $1.39 million as of September 30, 2016 compared with $0.41 million as of December 31, 2015.  The Company expects this balance to decrease in the future in direct correlation with our expectation for payouts to increase. The revision of the BLG service agreement will also assist with the repayment of this related party balance.  The new service agreement is expected to be finalized in the fourth quarter of 2016.

Results of Operations

The Three Months Ended September 30, 2016 compared with the Three Months Ended September 30, 2015

Revenues

During the three months ended September 30, 2016, total revenues decreased by $0.60 million, or 37.3%, to $1.01 million from $1.61 million in the three months ended September 30, 2015. The average revenue per unit decreased to $3,700 for the three months ended September 30, 2016 compared with $4,100 for the three months ended September 30, 2015.  We feel this decrease is primarily due to an increased percentage of Home Owner Association related payoffs compared with Condo Association payoffs compared with the prior year.  This revenue decrease per unit is combined with a decrease in payoff occurrences of 45.9%. The Company recorded approximately 217 payoff occurrences for the three months ended September 30, 2016 compared with 401 payoff occurrences for the three months ended September 30, 2015. “Payoffs” consist of recovery of the entire legally collectible portion, or settlement thereof, of our principal investment, accrued interest, and late fees owed to us from the proceeds of the Accounts collected by the Associations in accordance with our contracts with Associations. We believe the decrease in payoff occurrences is attributed to a change in the overall real estate markets where LMF operates.  We believe the year over year decrease in the number of foreclosures in the Florida market has affected the number of payoff occurrences we experienced in Q3. Income statement revenue per unit for the three months ended September 30, 2016 and 2015 was approximately $4,640 and $4,010, respectively.

We saw an increase in rental revenue in the three months ended September 30, 2016 of $0.08 million to $0.11 million from $0.03 million for the three months ended September 30, 2015. This was due to a continued emphasis on increasing our rental base in 2016.

Operating Expenses

During the three months ended September 30, 2016, operating expenses increased $1.31 million, or 127.2%, to $2.34 million from $1.03 million for the three months ended September 30, 2015. The increase in operating expenses can be attributed to various factors. There was an increase in professional fees including audit fees, professional insurance, and other expenses incurred as a result of being a public company. Payroll costs also increased in part due to an overall increase in the number of full time employees for the three months ended September 30, 2016 compared with September 30, 2015.

The Company also experienced an increase in legal fees related to our collection events. The majority of these expenses relate to ongoing litigation cases listed within Item 1. Legal Proceedings of this report. Legal fees excluding fees from the BLG service agreement, for the three months ended September 30, 2016 were approximately $234,000 compared with approximately $42,000 for the three months ended September 30, 2015.  In the ordinary course of our business, we are involved in numerous legal proceedings. We regularly initiate collection lawsuits, using our network of third party law firms, against debtors. In addition, debtors occasionally initiate litigation against us. The settlement costs of these lawsuits for the three months ended September 30, 2016 slightly decreased by $30,000 to $231,000 compared with $261,000 for the three months ended September 30, 2015.

The Company implemented a cost savings initiative that went into effect on October 1, 2016 and continuing going forward.  We are projecting a quarterly reduction of operating expenses between $0.65 million and $0.75 million.  This equates to an estimated annual savings in operating expenses of approximately $2.60 million to $3.0 million.   We believe these costs reductions will reduce operating losses of future quarters.

Interest Expense

During the three months ended September 30, 2016, interest expense decreased $0.05 million, or 29.4%, to $0.12 million from $0.17 million for the three months ended September 30, 2015. This decrease is attributable to the reduction of the outstanding debt principal balance for the period ended September 30, 2016 compared with September 30, 2015. As of September 30, 2016 and September 30, 2015, the Company’s total debt balance was approximately $5.9 million and $8.3 million, respectively. All loan terms were consistent during the three months ended September 30, 2016 and the three months ended September 30, 2015.

Net Income (Loss)

During the three months ended September 30, 2016, net income (loss) decreased $1.33 million to ($0.92 million) from $0.41 million for the three months ended September 30, 2015. The Company expects the cost savings initiative listed above to positively impact net income (loss) for future periods.

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

As of September 30, 2016, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 30, 2016, we have used $6.0 million of the net proceeds, to repurchase a non-controlling interest ($0.25 million), repay a debt ($1.92 million), make interest payments ($0.54 million), fund our original product ($0.12 million), fund our New Neighbor Guaranty program ($0.47 million) and make real estate owned investments ($0.54 million).  The remainder of the funds have been invested in accordance with our investment policy.

(c) Repurchase of Securities.

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None

Item 6.	Exhibits

The following documents are filed as a part of this report or are incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION

10.1#	Amendment to Employment Agreement, dated August 30, 2016, by and between the Company and Bruce Rodgers (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on August 31, 2016).
10.2#	Amendment to Employment Agreement, dated August 30, 2016, by and between the Company and Carollinn Gould (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on August 31, 2016).

10.3#	Amendment to Employment Agreement, dated August 30, 2016, by and between the Company and R. Dean Akers (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on August 31, 2016).

10.4#	Amendment to Employment Agreement, dated August 30, 2016, by and between the Company and Steve Weclew (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on August 31, 2016).

10.5#	Amendment to Employment Agreement, dated August 30, 2016, by and between the Company and Aaron Gordon (incorporated by reference to Exhibit 10.5 to the Form 8-K filed on August 31, 2016).

10.6	LM Funding Implements Cost Cutting Initiative, dated August 31, 2016 (incorporated by reference to Exhibit 99.1 to the Form 8-K filed on August 31, 2016.

31.1	Rule 13a – 14(a) Certification of the Principal Executive Officer

31.2	Rule 13a – 14(a) Certification of the Principal Financial Officer

32.1	Written Statement of the Principal Executive Officer and Principal Financial Officer, Pursuant to 18 U.S.C. § 1350

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

#Indicates a management contract or compensatory arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

LM FUNDING AMERICA, INC.

Date: November 14, 2016	By:	/s/ Bruce M. Rodgers
Bruce M. Rodgers
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: November 14, 2016	By:	/s/ Stephen Weclew
Stephen Weclew
Chief Financial Officer
(Principal Financial and Accounting Officer)