Form 10-K
period 2016-12-31
LM FUNDING AMERICA, INC.
filed 2017-03-31
CIK 1640384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Securities registered pursuant to Section 12(b) of the Act: Common Stock, Par Value $0.001 Per Share

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of voting and nonvoting common equity held by non-affiliates of the Registrant was approximately $26,961,000 as of the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares of the Registrant’s Common Stock outstanding as of December 31, 2016 was 3,300,000.

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Shareholders, scheduled to be held on June 22, 2017, are incorporated by reference into Part III of this Report.

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

As of December 31, 2016, we have since our inception, purchased an aggregate of approximately $309 million in Association receivables by funding a total of $12.5 million with respect to approximately 12,000 units across over 500 Associations in Florida, Washington and Colorado. Through December 31, 2016, we have, since our inception, received just over $119.2 million from approximately $252 million in purchased Accounts. From these purchased Accounts, we have recovered almost all of our principal investment of almost $13.0 million and earned about $36.6 million in revenues. Per our contracts, we have paid or recovered $12.5 million in legal fees and returned $59.7 million to our funded Associations.

Our Products

Original Product

Our original product relies upon Florida statutory provisions that effectively protect the principal amount invested by us in each Account. In particular, Section 718.116(1), Florida Statutes, makes purchasers and sellers of a unit in an Association jointly and severally liable for all past due assessments, interest, late fees, legal fees, and costs payable to the Association. As discussed above, the statute grants to Associations a so-called “super lien”, which is a category of lien that is given a statutorily higher priority than all other types of liens other than property tax liens. Under the Florida statute, a Florida Association’s super lien has higher priority than all other lien holders, except that in the case of property tax liens. The amount of the Association’s priority over a first mortgage holder that takes title to a property through foreclosure (or deed in lieu), referred to as the Super Lien Amount, is limited to twelve months’ past due assessments or, if less, one percent (1.0%) of the original mortgage amount. Under our contracts with Associations for our original product, we pay Associations an amount up to the Super Lien Amount for the right to receive all collected interest and late fees on Accounts purchased from the Associations. In the past, to protect any amount invested by us in excess of the Super Lien Amount, we purchased insurance from an affiliate of AmTrust North America, or AmTrust, covering all assessments lost during the term of coverage due to a first mortgage foreclosure. As of January 28th, 2016 AmTrust advised us that they will not continue to offer the insurance coverage we have purchased from them in the past. They represented to us that the nonrenewal is due solely to the fact that they have not generated the premium volume they anticipated.

In other states in which we offer our original product, which are currently only Washington, Colorado and Illinois, we rely on statutes that we believe are similar to the above-described Florida statutes in relevant respects. A total of approximately 22 U.S. states, Puerto Rico and the District of Columbia have super lien statutes that give Association assessments super lien status under some circumstances, and of these states, we believe that all of these jurisdictions other than Alaska have a regulatory and business environment that would enable us to offer our original product to Associations in those states on materially the same basis. With respect to our original product, for the year ended December 31, 2016, we acquired 288 Accounts for $129,753 compared with 234 Accounts for $173,607 for the year ended December 31, 2015.

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

The New Neighbor Guaranty program represented approximately three percent (3%) of our overall revenue in 2016 in comparison to our original product, which accounted for approximately ninety percent (90%) of our overall revenue in the same period. The balance of our revenue from the period was from Accounts that are hybrids of the original product with varying splits and from income on real estate owned, or REO, units. As we continue to develop our New Neighbor Guaranty product, we expect it to make up continually larger portions of our total revenue.

As of December 31, 2016, our average investment per unit for currently active Accounts under our original product was $893 and $367 for condo owners associations (COA) and home owners associations (HOA), respectively. We expect that this average investment size will not materially change for the foreseeable future. Current investment for active New Neighbor Guaranty Accounts as of December 31, 2016 averaged approximately $5,300 and $1,800 per unit for COAs and HOAs, respectively.  This average will vary in the future depending on how quickly we add new Accounts and how quickly we are able to resolve those Accounts. The average continued payment to Associations that have the New Neighbor Guaranty program in place is $270 per month for each active Account as of December 31, 2016.

As of December 31, 2016, we have historically recovered approximately $4,000 for COAs and $1,300 for HOAs per Account in interest and late fee revenue for Accounts collected under our original product. Accounts under our New Neighbor Guaranty program are producing revenue to us of, on average, approximately $3,400 for COAs and $1,200 for HOAs, per Account as December 31, 2016 after the recovery of our purchase price or investment basis. The average total recovery under our New Neighbor Guaranty program at final settlement is approximately $8,000 for COAs and $3,700 for HOAs, per Account.

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

Industry Overview

According to the Community Association Institute (“CAI”), as of January 2014, 65 million people lived in 328,500 Associations in the United States. As a percentage, homeowners associations account for between 51-55% of the total and condominium associations make up between 42-45% of the total, with cooperatives comprising the balance. Florida has nearly eight million residents living in more than 47,000 community associations. Assuming the national distribution of property types exists in Florida, Florida has approximately 24,000 homeowners associations and 20,000 condominium associations. For fiscal year ended December 31, 2016, we have contracted with approximately 500 community associations. We believe opportunity remains abundant in our other geographic markets. As of December 31, 2014, the state of Washington had more than 10,000 community associations and the state of Colorado had more than 9,000.

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

According to the CAI, in Florida where we have primarily operated, Associations annually assess their residents $9 billion and nationwide, annual assessments by Associations are $65 billion. We believe we are the largest purchaser of delinquent Accounts in Florida, with total purchases of approximately $309 million over an eight-year period. The balance of delinquent Accounts are serviced by lawyers, collection companies, our competitors, or not serviced at all. We believe we offer Associations a better financial solution to Account delinquencies and that Associations will increasingly turn to us and our products as a solution to handle Account delinquencies.

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

Employees

As of March 31, 2017, we had 20 employees, of which 19 are full-time.

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

The potential inability to refinance our current indebtedness when due could raise substantial doubt about our ability to continue as a going concern.

As of March 31, 2017, we had an aggregate of $2,087,377 in secured debt obligations that will become due within a year.  Although we have a history of successfully refinancing our debt obligations, there is no assurance that we will be able to refinance our current indebtedness on a timely basis in view of recent operating losses, pending litigation, market conditions, and/or other reasons that we cannot currently foresee.  Inability to refinance these debt obligations when due could raise substantial doubt about our ability to continue as a going concern. In the event that we are unable to refinance our indebtedness when due, our intent is to generate liquidity through the monetization of owned real estate assets, which we believe in combination with recent expense cuts and new sales programs that are resulting in increases in Account acquisitions for 2017, will mitigate the risks to our liquidity associated with any inability to refinance our indebtedness.  However, we cannot predict, with certainty, the outcome of our actions to generate liquidity, including the availability of additional debt financing, or whether such other actions would generate the expected liquidity as currently planned or needed. Additionally, a failure to generate additional liquidity could negatively impact our ability to acquire new Accounts.

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

We may encounter difficulties managing growth, which could disrupt our operations, and there is no assurance that any such growth (if experienced) can be sustained.

From time to time since our inception, we have experienced periods of significant growth.  Although there is no assurance that we will again experience periods of significant growth in the future, if we do, there can be no assurance that we will be able to manage our expanding operations effectively or that we will be able to maintain or accelerate our growth, and any failure to do so could adversely affect our ability to generate revenues and control expenses. Future growth will depend upon a number of factors, including:

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

Due to our limited financial resources and the limited experience and size of our management team, we may not be able to effectively manage the growth of our business. Significant growth may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business strategy or disrupt our operations.

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

Class action suits and other litigation could divert our management’s attention from operating our business, increase our expenses, and otherwise harm our business.

Certain originators and servicers involved in consumer credit collection and related businesses have been subject to class actions and other litigation. Claims include failure to comply with applicable laws and regulations such as usury and improper or deceptive origination and collection practices. From time to time we are a party to such litigation, and as a result, our management’s attention may be diverted from our everyday business activities and implementing our business strategy, and our results of operations and financial condition could be materially adversely affected by, among other things, legal expenses and challenges to our business model in connection with such litigation.

We are a defendant in an action entitled Solaris at Brickell Bay Condominium Association, Inc. v. LM Funding, LLC, which was brought before the Circuit Court of the Eleventh Judicial Circuit, Miami-Dade Civil Division on July 31, 2014. On May 4, 2011, we entered into a Delinquent Assessments Proceeds Purchase Agreement with the plaintiff (the “Solaris Agreement”). On February 13, 2014, the plaintiff notified us of its intent to rescind the Solaris Agreement, claiming that we had failed to foreclose on Accounts assigned to us under the Solaris Agreement. In response, we requested that the plaintiff pay amounts we believe to be owed to us under the Solaris Agreement. In its complaint, the plaintiff alleges claims such as a usurious loan transaction, state and federal civil Racketeer Influenced and Corrupt Organization Act claims, Florida Deceptive and Unfair Trade Practices Act (“FDUTPA”) violations, and other related claims. The plaintiff has requested rescission of the Solaris Agreement, forfeiture of all amounts lent by us to the plaintiff, a declaratory judgment that we have violated FDUTPA, other damages for breach of contract and violations of FDUTPA, and attorneys’ fees. We believe these claims are without merit and we have counterclaimed for breach of contract, unjust enrichment, and other claims in the alternative. The plaintiff has sought class certification, which has been granted by the court. We are appealing the class certification order and we are likewise defending the lawsuit and will seek a dismissal of those allegations. The outcome of this litigation is indeterminate at this time. The damages claimed in plaintiff’s complaint are the alleged interest collected and other amounts depending upon which counts the plaintiff prevail and the statutory award for damages thereunder, however no amount of damages has been specified by the plaintiffs.

We are also a defendant in an action entitled Wilmington Savings Fund Society FSB v. Business Law Group PA, LM Funding, LLC, Bruce Rodgers, which was brought before the Thirteenth Judicial Circuit Court for Hillsborough County Florida on October 29, 2015. LM Funding, LLC received service on November 16, 2015. Plaintiff as trustee brought an action against Business Law Group, P.A., LM Funding, LLC, and Bruce Rodgers individually, alleging broad interactions with only Business Law Group, surrounding a dispute arising in the normal course of litigation. Plaintiff alleges that LM Funding, LLC directed Business Law Group, P.A. to violate certain safe-harbor provisions of the Florida statutes. Plaintiff alleges against all parties claims such as violations of FDUTPA, unjust enrichment, and civil conspiracy. The plaintiff has requested declaratory relief that we have violated portions of FDUTPA, restitution, and additional monetary damages, and alleged that it is a proper plaintiff to represent a putative class. The case has subsequently been removed to United States Federal Court for the Middle District of Florida. Plaintiff’s motion seeking class certification was pled and heard with the judge denying the motion for class certification.  Deadline for plaintiff to file a notice of appeal has since passed and cannot be reopened.  We believe these claims are without merit and plan to pursue all remedies available against plaintiff.

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

Sales of a substantial number of shares of our common stock in the public market could cause a decrease in the market price of our common stock. We had 3,300,000 shares of common stock issued and outstanding as of December 31, 2016. We may issue additional shares in connection with our business and may grant stock options to our employees, officers, directors and consultants under our stock option plans or warrants to third parties. If a significant portion of these shares were sold in the public market, the market value of our common stock could be adversely affected.

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

Our primary business relates to revenues from Accounts purchased by us, which are almost all based in Florida, and our primary source of revenue consists of payments made by condominium and home owners to satisfy the liens against their condominiums and homes. As of December 31, 2016 and December 31, 2015, Florida represented 99% and 99%, respectively, of our Accounts. An economic recession, adverse market conditions in Florida, and/or significant property damage caused by hurricanes, tornadoes or other inclement weather could adversely affect the ability of these condominium and home owners to satisfy the liens against their condominiums and homes, which could, in turn, have a material adverse effect on our financial condition and results of operations.

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

Sales of a substantial number of shares of our common stock in the public market could cause a decrease in the market price of our common stock. We had authorized 10,000,000 and 5,000,000 shares of common stock and preferred stock, respectively as of December 31, 2016 and December 31, 2015.  We had 3,300,000 shares of common stock issued and outstanding as of December 31, 2016 and December 31, 2015. In addition, pursuant to our 2015 Omnibus Incentive Plan, options to purchase 215,368 and 94,500 respectively, shares of our common stock were outstanding as of December 31, 2016 and December 31, 2015, of which 94,500 and 8,663, respectively were exercisable. Lastly, there are 1,200,000 warrants issued and outstanding as of December 31, 2016 and December 31, 2015. We may also issue additional shares in connection with our business and may grant additional stock options or restricted shares to our employees, officers, directors and consultants under our present or future equity compensation plans or we may issue warrants to third parties outside of such plans. If a significant portion of these shares were sold in the public market, the market value of our common stock could be adversely affected.

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

We incur increased costs as a result of being a public company.

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

We cannot assure you that securities analysts will cover our company. As of December 31, 2016, no securities analyst cover our company. If securities analysts do not cover our company, this lack of coverage may adversely affect the trading price of our securities. The trading market for our securities will rely in part on the research and reports that securities analysts publish about us and our business. If one or more of the analysts who cover our company downgrades our securities, the trading price of our securities may decline. If one or more of these analysts ceases to cover our company, we could lose visibility in the market, which, in turn, could also cause the trading price of our securities to decline. Further, because of our small market capitalization, it may be difficult for us to attract securities analysts to cover our company, which could significantly and adversely affect the trading price of our securities.

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

Solaris at Brickell Bay Condominium Association, Inc. v. LM Funding, LLC, Case No: 2014-20043-C, was brought before the Circuit Court of the Eleventh Judicial Circuit, Miami-Dade Civil Division on July 31, 2014. On May 4, 2011, we entered into a Delinquent Assessments Proceeds Purchase Agreement with the plaintiff (the “Solaris Agreement”). On February 13, 2014, the plaintiff notified us of its intent to rescind the Solaris Agreement, claiming that we had failed to foreclose on Accounts assigned to us under the Solaris Agreement. In response, we requested that the plaintiff pay amounts we believe to be owed to us under the Solaris Agreement. In its complaint, the plaintiff alleges claims such as a usurious loan transaction, state and federal civil Racketeer Influenced and Corrupt Organization Act claims, Florida Deceptive and Unfair Trade Practices Act (“FDUTPA”) violations, and other related claims. The plaintiff has requested rescission of the Solaris Agreement, forfeiture of all amounts lent by us to the plaintiff, a declaratory judgment that we have violated FDUTPA, other damages for breach of contract and violations of FDUTPA, and attorneys’ fees. We believe these claims are without merit and we have counterclaimed for breach of contract, unjust enrichment, and other claims in the alternative. Plaintiff’s motion seeking class certification was granted by the court. We are appealing the class certification order and we are likewise defending the lawsuit and will seek a dismissal of those allegations. The outcome of this litigation is indeterminate at this time.

Wilmington Savings Fund Society FSB v. Business Law Group PA, LM Funding, LLC, Bruce Rodgers, Case No. 15-CA-009871, was brought before the Thirteenth Judicial Circuit Court for Hillsborough County Florida on October 29th, 2015. LM Funding, LLC received service on November 16, 2015. Plaintiff as trustee brought an action against Business Law Group, P.A., LM Funding, LLC, and Bruce Rodgers individually, alleging broad interactions with only Business Law Group, surrounding a dispute arising in the normal course of litigation. Plaintiff alleges that LM Funding, LLC has directed Business Law Group, P.A. to violate certain safe-harbor provisions of the Florida statutes. Plaintiff alleges against all parties claims such as violations of FDUTPA, unjust enrichment, and civil conspiracy. The plaintiff has requested declaratory relief that we have violated portions of FDUTPA, restitution, and additional monetary damages, and alleged that it is a proper plaintiff to represent a putative class. The case has subsequently been removed to United States Federal Court for the Middle District of Florida. Plaintiff’s motion seeking class certification was pled and heard with the judge denying the motion for class certification.  Deadline for plaintiff to file a notice of appeal has since passed and cannot be reopened.  We believe these claims are without merit and plan to pursue all remedies available against plaintiff.

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

Effective December 8, 2015, our common stock and common stock warrants became separately quoted on the NASDAQ Capital Market under the symbols “LMFA” and “LMFAW,” respectively. On December 31, 2016 there were 2 holders of record of our common stock and 1 holder of record of our common stock warrants.

The following table sets forth the quarterly high and low sales prices for the common stock and common stock warrants as reported by the Nasdaq Stock Market for the periods indicated:

	Common Stock		Common Stock Warrants
	High	Low	High	Low
2016
First Quarter	$9.89	7.4	1.98	0.36
Second Quarter	$9.50	7.76	1.10	0.32
Third Quarter	$8.92	6.33	1.04	0.30
Fourth Quarter	$8.07	4.02	1.00	0.17

2015
First Quarter	$-	-	-	-
Second Quarter	$-	-	-	-
Third Quarter	$-	-	-	-
Fourth Quarter	$9.60	8.51	1.98	0.25

Dividends

The Company did not declare any dividends for the fiscal years 2016 and 2015. Future dividend payments will be at the discretion of our board of directors and will depend upon our financial condition, operating results, capital requirements and any other factors our board of directors deems relevant. In addition, our agreements with our lender may, from time to time, restrict our ability to pay dividends. Currently there are no restrictions in place.

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

As of December 31, 2016, we have used $7.3 million of the net proceeds for various purposes including repurchase of non-controlling interest ($.25 million), repayment of debt ($2.54 million), debt interest payments ($0.65 million), funding of our original product ($.15 million), funding of our New Neighbor Guaranty program ($0.56 million) and real estate owned investments ($0.54 million).  The remainder of the funds have been invested in accordance with our investment policy as well as used in normal operations of the Company.

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

Results of Operations

The Year Ended December 31, 2016 compared with the Year Ended December 31, 2015

Revenues

During the year ended December 31, 2016, total revenues decreased by $2.06 million, or 29.60%, to $4.90 million from $6.96 million in the year ended December 31, 2015. There was a decrease in payoffs of approximately 35.0% as the Company recorded approximately 959 payoff occurrences for the year ended December 31, 2016 compared with 1,476 payoff occurrences for the year ended December 31, 2015.  “Payoffs” consist of recovery of the entire legally collectible portion, or a settlement thereof, of our principal investment, accrued interest, and late fees owed to us from the proceeds of the Accounts collected by the Associations in accordance with our contracts with Associations. We believe the decrease in payoff occurrences is attributed to a change in the overall real estate markets where LMF operates.  We believe the year over year decrease in the number of foreclosures in the Florida market has affected the number of payoff occurrences we experienced in 2016. The decrease in the number of payoffs was partially offset by a slight increase in revenue per unit. The average revenue per unit increased to $4,700 for the year ended December 31, 2016 compared with $4,600 for the year ended December 31, 2015.

We saw an increase in rental revenue in the year ended December 31, 2016 of $0.17 million to $0.35 million from $0.18 million for the year ended December 31, 2015. This was due to a continued emphasis to increase our rental base in 2016.  There were 67 rental units in the portfolio as December 31, 2016 compared with 43 rental units as of December 31, 2015. Rental revenue for the year ended December 31, 2016 was reduced by approximately $0.13 million related to the cost recovery of REO investment in unit balances. Rental revenue for the year ended December 31, 2015 included a gain on the sale of one unit in the amount of approximately $0.01 million.

Operating Expenses

During the year ended December 31, 2016, operating expenses increased $3.57 million, or 78.98%, to $8.09 million from $4.52 million for the year ended December 31, 2015. The increase in operating expenses can be attributed to various factors, including the new service agreement with Business Law Group, P.A. (BLG), which resulted in an additional expense of approximately $51,000.  There were also increases in professional fees including audit fees, professional insurance and other expenses incurred as a result of being a public company. Payroll costs increased in part due to an overall increase in the number of full-time employees for the year ended December 31, 2016 compared with the year ended December 31, 2015.

The Company also experienced a significant increase in legal fees related to our collection events. The majority of these expenses relate to ongoing litigation cases listed within Item 1. Item 3. Legal Proceedings of this report. Legal fees excluding fees from the BLG service agreement, for the year ended December 31, 2016 were approximately $990,000 compared with approximately

$265,000 for the year ended December 31, 2015.  In the ordinary course of our business, we are involved in numerous legal proceedings. We regularly initiate collection lawsuits, using our network of third party law firms, against debtors. In addition, debtors occasionally initiate litigation against us. The settlement costs of these lawsuits decreased by approximately $150,000 to approximately $655,000 compared with $805,000 for the year ended December 31, 2015.

The Company implemented a cost savings initiative that went into effect on October 1, 2016.  We are projecting a quarterly reduction of operating expenses between $0.65 million and $0.75 million.  This equates to an estimated annual savings in operating expenses of approximately $2.60 million to $3.0 million.   We believe these costs reductions will reduce operating losses of future quarters.

Interest Expense

During the year ended December 31, 2016, interest expense decreased $0.33 million, or 35.87%, to $0.59 million from $0.92 million for the year ended December 31, 2015. This decrease is attributable to our refinancing of $1.8 million in indebtedness in July 2015 at a 6% interest rate. As of December 31, 2016 and December 31, 2015 this indebtedness had an outstanding balance of $0.72 million and $1.44 million, respectively, at a 6% interest rate.  All remaining loan terms were consistent during the year ending December 31, 2016 and 2015.  The overall interest expense decrease is due to the balances of the debt decreasing due to the principal payments being made throughout the year.  This trend should continue as we continue to repay the principal balances of the Company loans. In addition, the amortization of debt issuance costs is to be reported as interest expense under ASU 2015-03 (ASC 835-30-45-3).  During the year ended December 31, 2016, debt issuance costs decreased $0.10 million, or 50.0%, to $0.10 million from $0.20 million for the year ended December 31, 2015.

Net Income

During the year ended December 31, 2016, net income (loss) decreased $4.24 million to ($2.37 million) from $1.87 million for the year ended December 31, 2015. The Company expects the cost savings initiative listed above to positively impact net income (loss) for future periods.

Liquidity and Capital Resources

General

As of December 31, 2016, we had cash and cash equivalents of $2.3 million compared with $9.0 million at December 31, 2015. The decrease in cash is due to decreases in net cash from operations and financing of $3.4 million and $3.7 million, respectively.  This was partially offset by an increase from cash from investing in the amount of $0.4 million.

Cash from Operations

Net cash used in operations was ($3.4) million during the year ended December 31, 2016 compared with $2.3 during the year ended December 31, 2015. This was primarily driven by a net loss (before income tax benefit) of $3.7 for the year ended December 31, 2016 compared with net income of $1.7 million (before income tax benefit) for the year ended December 31, 2015.

Cash from Investing Activities

For the year ended December 31, 2016, our finance receivables fell by $0.73 million. This was due to the Company collecting more Accounts than were invested in for the period. Our primary business relies on our ability to invest in accounts, and during the year ended December 31, 2016, this balance decreased compared with the year ended December 31, 2015. This balance has been in consistent decline since 2012. This balance is very susceptible to housing market fluctuations, but as we believe our current market penetration is less than 1% in Florida, we believe there is still a large, untapped market for our product offerings to grow in Florida and elsewhere. Regarding our original product, for the year ended December 31, 2016, we acquired 288 Accounts (154 HOA Accounts and 134 COA Accounts) for approximately $130,000 compared with 233 accounts (128 HOA Accounts and 105 COA Accounts) for approximately $170,000 for the year ended December 31, 2015. Generally HOA Accounts under the original product do not have any associated initial cash outlays as we choose to limit our funding amounts for those units. Regarding our New Neighbor Guaranty product, for the year ended December 31, 2016, we made a total investment of $393,000 compared with a total investment of $417,000 in the year ended December 31, 2015. The proceeds from the payouts of Accounts was partially offset by costs incurred in connection with the acquisition of real estate owned assets in the amount of $0.50 million for the year ended December 31, 2016.  Included in this cost were two real estate owned assets purchased for approximately $172,000.

Cash from Financing Activities

At December 31, 2016, indebtedness of the Company was $5.2 million compared with $7.5 million at December 31, 2015. On January 26, 2015, our subsidiary, LMF October 2010 Fund, LLC borrowed $2 million on a three year term from a private lender (the “Private Loan”). This note bore interest at 14% per annum and was collateralized by all of the accounts receivable, contract rights, and lien rights arising from or relating to collection of Association payments made by us relating to certain Accounts as well as all deposit accounts and cash of LMF October 2010 Fund, LLC. The Company and its members guaranteed this loan. This loan was being amortized in 36 equal installments of principal and interest commencing February 26, 2015. The proceeds of this loan were used to redeem the membership interests of the Company beneficially owned by Frank C. Silcox.  This note was retired without prepayment penalty on July 31, 2015.

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

Debt of the Company consisted of the following at December 31, 2016 and 2015:

	Year ended December 31,
	2016	2015
Financing agreement with FlatIron capital. Down payment of $16,500 was required upfront and equal installment payments of $9,610 to be made over a 10 month period. Annualized interest is 5.25%	$-	$48,050

Promissory note issued to a financial institution, bearing interest at 8%, interest payable monthly, and principal payments due quarterly. Secured by all of the Company’s rights, title, interest, claims, and demands associated with certain condominium units held in LMF SPE #2, LLC and all cash held in LMF SPE #2, LLC. Accrued interest is due monthly beginning January 29, 2015. Installment of principal is due quarterly. Note matures on April 30, 2018 and can be prepaid at any time without penalty. Principal balances for this promissory note were $4,540,274 and $6,241,555, respectively, as of December 31, 2016 and 2015.  Unamortized debt issuance costs were $96,896 and $193,792, respectively, as of December 31, 2016 and December 31, 2015.

	4,443,378	6,047,763

Promissory note issued to a financial institution, bearing interest at 6% plus one month Libor, principal payments of $60,000 per month plus interest due through maturity on February 1, 2018. This loan is collateralized by all of the accounts receivable, contract rights, and lien rights arising from or relating to collection of Association payments made by the Company relating to certain accounts as well as all deposit accounts and cash of LMF October 2010 Fund, LLC. LM Funding, LLC and its members guaranteed this loan.  Principal balances for this promissory note were $720,000 and $1,440,000, respectively, as of December 31, 2016 and 2015. Unamortized debt issuance costs were $2,500 and $4,167, respectively, as of December 31, 2016 and December 31, 2015.

	717,500	1,435,833
	$5,160,878	$7,531,646

As of December 31, 2016, minimum required principal payments on notes payable are $1,622,529 in 2017 and $3,637,745 in 2018.

In addition, the Company’s related party balance has increased $1.25 million to $1.66 million as of December 31, 2016 compared with $0.41 million as of December 31, 2015.  The Company expects this balance to decrease in the future in direct correlation with our expectation for payouts to increase. The revision of the BLG service agreement will also assist with the repayment of this related party balance.  See Note 10. Related Party Transactions for further discussion on the Company’s related party receivable balance and new service agreement. See Note 13. Management’s Plans for further discussion management’s assessment of liquidity.

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

In accordance with Rule 13a-15(b) of the Exchange Act, our management carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e)) as of December 31, 2016. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2016, the end of the period covered by this report.

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) that occurred during the year ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be set forth in our definitive proxy statement with respect to our 2017 annual meeting of stockholders to be filed not later than 120 days after December 31, 2016 and is incorporated herein by this reference.

Item 11. Executive Compensation.

The information required by this item will be set forth in our definitive proxy statement with respect to our 2017 annual meeting of stockholders to be filed not later than 120 days after December 31, 2016 and is incorporated herein by this reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be set forth in our definitive proxy statement with respect to our 2017 annual meeting of stockholders to be filed not later than 120 days after December 31, 2016 and is incorporated herein by this reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be set forth in our definitive proxy statement with respect to our 2017 annual meeting of stockholders to be filed not later than 120 days after December 31, 2016 and is incorporated herein by this reference.

Item 14. Principal Accounting Fees and Services.

The information required by this item will be set forth in our definitive proxy statement with respect to our 2017 annual meeting of stockholders to be filed not later than 120 days after December 31, 2016 and is incorporated herein by this reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as a part of this report:

1. Financial Statements. See the Index to Consolidated Financial Statements on page 26.

2. Exhibits. See Item 15(b) below.

(b) Exhibits. The exhibits listed on the Exhibit Index, which appears at the end of this Item 15, are filed as part of, or are incorporated by reference into, this report.

(c) Financial Statement Schedule. See Item 15(a)(1) above.

Item 16. Form 10-K Summary.

None.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

LM Funding America, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of LM Funding America, Inc. and Subsidiaries and Predecessor (collectively the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of LM Funding America, Inc. and Subsidiaries and Predecessor at December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ SKODA MINOTTI & CO.

Tampa, Florida

March 31, 2017

LM FUNDING AMERICA, INC. AND SUBSIDIARIES AND PREDECESSOR

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2016	2015
Assets
Cash	$2,268,180	$8,997,798
Finance receivables:
Original product (Note 2)	1,035,832	1,537,101
Special product - New Neighbor Guaranty program, net of allowance for credit losses of $125,000 (Note 3)	491,597	715,534
Due from related party (Note 10)	1,661,360	406,219
Prepaid expenses and other assets	203,738	151,362
Fixed assets, net	109,938	158,692
Real estate assets owned (Note 5)	734,727	285,341
Deferred tax asset (Note 8)	3,509,401	2,162,380
Total assets	$10,014,773	$14,414,427

Liabilities and stockholders' equity
Notes payable (Note 6)
Principal amount	$5,260,274	$7,729,605
Less unamortized debt issuance costs	(99,396)	(197,959)
Long-term debt less unamortized debt issuance costs	5,160,878	7,531,646
Accounts payable and accrued expenses	493,691	466,783
Deferred tax liability	77,865	41,803
Other liabilities and obligations	112,881	109,729
Total liabilities	5,845,315	8,149,961

Stockholders' equity (Note 9)
Common stock, par value $.001; 10,000,000 shares authorized; 3,300,000 shares issued and outstanding	3,300	3,300
Additional paid-in capital	6,556,704	6,281,322
Accumulated deficit	(2,390,546)	(20,156)
Total stockholders' equity	4,169,458	6,264,466
Total liabilities and stockholders’ equity	$10,014,773	$14,414,427

The accompanying notes are an integral part of these consolidated financial statements.

LM FUNDING AMERICA, INC. AND SUBSIDIARIES AND PREDECESSOR

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2016	2015
Revenues
Interest on delinquent association fees	$3,640,233	$5,588,697
Administrative and late fees	383,773	544,067
Recoveries in excess of cost - special product	143,106	345,686
Underwriting fees and other revenues	385,683	302,154
Rental revenue	347,040	180,157
Total revenues	4,899,835	6,960,761

Operating expenses
Staff costs & payroll	3,220,005	1,288,342
Professional fees	2,105,143	819,343
Settlement costs with associations	654,750	805,180
Selling, general and administrative	1,080,130	686,721
Real estate management and disposal	499,647	270,574
Depreciation and amortization	72,114	47,466
Collection costs	292,791	206,998
Provision for credit losses	-	125,000
Other operating	62,004	68,565
Operating expenses	7,986,584	4,318,189

Operating (loss) income	(3,086,749)	2,642,572

Interest expense	594,600	917,485

(Loss) income before income taxes	(3,681,349)	1,725,087

Income tax benefit	1,310,959	146,555

Net (loss) income	(2,370,390)	1,871,642

Net (income) attributable to non-controlling interest	-	(139,865)

Net (income) attributable to predecessor members	-	(1,751,933)

Net loss to common stockholders	$(2,370,390)	$(20,156)

Loss per share attributable to the stockholders of LM Funding America, Inc.
Basic	$(0.72)	(0.01)
Diluted	$(0.72)	(0.01)
Weighted average number of common shares outstanding
Basic	3,300,000	3,300,000
Diluted	3,300,000	3,300,000

The accompanying notes are an integral part of these consolidated financial statements.

LM FUNDING AMERICA, INC. AND SUBSIDIARIES AND PREDECESSOR

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	LM Funding America, Inc.				Predecessor Members
	Common Stock
	Shares	Amount	Additional paid-in capital	Accumulated Deficit	LM Funding Management, LLC	CGR 63, LLC	BRR Holding, LLC	Non-controlling interest	Total Equity
Balance - December 31, 2014	-	$-	$-	$-	$(572,262)	$(571,950)	$-	$11,035	$(1,133,177)
Close out capital account	-	-	-	-	572,262	(572,262)	-	-	-
Redemption of membership interest	-	-	-	-	-	(1,960,010)	-	-	(1,960,010)
Distributions	-	-	-	-	-	(3,904,459)	-	(36,015)	(3,940,474)
Net income, allocated before stock offering	-	-	-	-	-	1,716,452	35,481	135,170	1,887,103
Deferred tax asset	-	-	1,974,022	-	-	-	-	-	1,974,022
Reorganization	-	-	(5,256,748)	-	-	5,292,229	(35,481)	-	-
Initial public stock offering	3,300,000	3,300	9,684,896	-	-	-	-	-	9,688,196
Purchase of non-controlling interest	-	-	(135,115)	-	-	-	-	(114,885)	(250,000)
Stock option expense	-	-	14,267	-	-	-	-	-	14,267
Net (loss) income after stock offering	-	-	-	(20,156)	-	-	-	4,695	(15,461)
Balance - December 31, 2015	3,300,000	3,300	6,281,322	(20,156)	-	-	-	-	6,264,466
Stock option expense	-	-	275,382	-	-	-	-	-	275,382
Net loss	-	-	-	(2,370,390)	-	-	-	-	(2,370,390)
Balance - December 31, 2016	3,300,000	$3,300	$6,556,704	$(2,390,546)	$-	$-	$-	$-	$4,169,458

The accompanying notes are an integral part of these consolidated financial statements.

LM FUNDING AMERICA, INC. AND SUBSIDIARIES AND PREDECESSOR

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Interest on delinquent association fees	$3,577,745	$5,588,697
Administrative and late fees	375,259	544,067
Recoveries in excess of cost - special product	126,818	345,686
Underwriting and origination fees	386,657	291,928
Rental revenue	347,040	180,157
Staff costs and payroll	(2,944,625)	(1,288,342)
Other operating expenses	(4,725,496)	(2,694,649)
Interest paid	(496,037)	(717,305)
Net cash (used) provided by operating activities	(3,352,639)	2,250,239
CASH FLOWS FROM INVESTING ACTIVITIES:
Net collections of finance receivables - original product	498,734	893,355
Net collections of finance receivables - special product	215,136	327,271
Capital expenditures	(267,960)	(43,761)
Payments for real estate assets owned	(98,417)	(242,610)
Net cash provided by investing activities	347,493	934,255
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	—	2,172,626
Principal repayments	(2,469,331)	(1,874,959)
Redemption of membership interest	—	(1,960,010)
Distributions	—	(3,904,459)
Return of capital to non-controlling interest	—	(36,015)
(Advances) repayments to related party	(1,255,141)	57,681
Proceeds from initial public stock offering, net (See Note 9)	—	9,688,196
Purchase of non-controlling interest	—	(250,000)
Debt issue costs	—	(107,450)
Net cash provided by (used in) financing activities	(3,724,472)	3,785,610
NET (DECREASE) INCREASE IN CASH	(6,729,618)	6,970,104
CASH - BEGINNING OF YEAR	8,997,798	2,027,694
CASH - END OF YEAR	$2,268,180	$8,997,798

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

LM Funding, LLC a Florida limited liability company organized in January 2008 under the terms of an Operating Agreement dated effective January 8, 2008 as amended, had two members: BRR Holding, LLC and CGR 63, LLC. The members contributed their equity interest to LMFA prior to the closing of its initial public offering.

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

The Statutes specify that the rate of interest an association (or its assignor) may charge on delinquent assessments is equal to the rate set forth in the association’s declaration or bylaws. In Florida if a rate is not specified, the statutory rate is equal to 18% but may not exceed the maximum rate allowed by law. Similarly, the Statutes in Florida also stipulate that administrative late fees cannot be charged on delinquent assessments unless so provided by the association’s declaration or bylaws and may not exceed the greater of $25 or 5% of each delinquent assessment.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the evaluation of any probable losses on amounts funded under the Company’s New Neighbor Guaranty program as disclosed below, the evaluation of probable losses on balances due from a related party, the realization of deferred tax assets, the evaluation of contingent losses related to litigation and fair value estimates of real estate assets owned.

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

Finance Receivables

Finance receivables are recorded at the amount funded or cost (by unit). The Company evaluates its finance receivables at each period end for losses that are considered probable and can be reasonably estimated in accordance with ASC 450-20. As discussed above, recoverability of funded amounts under the Company’s original product is generally assured because of the protection of the Super Lien Amount. As such, the Company did not have any allowance for credit losses related to its original product at December 31, 2016 and 2015.

Under the New Neighbor Guaranty program (special product), the Company funds amounts in excess of the Super Lien Amount. When evaluating the carrying value of its finance receivables, the Company looks at the likelihood of future cash flows based on historical payoffs, the fair value of the underlying real estate, the general condition of the community association in which the unit exists, and the general economic real estate environment in the local area.  During 2015 the Company purchased credit insurance covering all funded amounts in excess of a deductible amount (equal to six months of delinquent assessments). Recoveries under this credit insurance program for the year ended December 31, 2016 and 2015 were approximately $95,000 and $236,000, respectively.  This insurance product was not renewed and only claims filed related to foreclosures occurring on or before January 28, 2016 will be covered under this policy. The Company estimated an allowance for credit losses of $125,000 as of December 31, 2016 and December 31, 2015 under ASC 450-20 related to its New Neighbor Guaranty program.

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

The Company capitalizes costs incurred to acquire real estate owned properties and any costs incurred to get the units in a condition to be rented.  These costs include, but are not limited to, renovation/rehabilitation costs, legal costs, and delinquent taxes.  These costs are depreciated over the estimated minimum time period the Company expects to maintain possession of the units.  Costs incurred for unencumbered units are depreciated over 20 years and costs for units subject to a first mortgage are depreciated over 3 years.  As of December 31, 2016 and 2015, capitalized real estate costs, net of accumulated depreciation, were approximately $735,000 and $285,000, respectively.  During the years ended December 31, 2016 and 2015, depreciation expense was approximately $27,000 and $0, respectively.

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

LM FUNDING AMERICA, INC. AND SUBSIDIARIES AND PREDECESSOR

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies (Continued)

Fixed Assets

The Company capitalizes all acquisitions of fixed assets in excess of $500. Fixed assets are stated at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the assets. Fixed assets are comprised of furniture, computer and office equipment with an assigned useful life of 3 to 5 years. Fixed assets also includes capitalized software costs. Capitalized software costs include costs to develop software to be used solely to meet the Company’s internal needs, consist of employee salaries and benefits and fees paid to outside consultants during the application development stage, and are amortized over their estimated useful life of 5 years. As of December 31, 2016 and December 31, 2015, capitalized software costs, net of accumulated amortization, was $68,470 and $91,729, respectively. Amortization expense for capitalized software costs for the periods ended December 31, 2016 and December 31, 2015 was $23,259.

Debt Issue Costs

The Company capitalizes all debt issue costs and amortizes them on a method that approximates the effective interest method over the remaining term of the note payable. Unamortized debt issue costs of $99,396 at December 31, 2016 and $197,959 at December 31, 2015 are presented in the accompanying condensed consolidated balance sheets as a direct deduction from the carrying amount of that debt liability in accordance with Accounting Standards Update (“ASU”) 2015-03 (see below). The Company adopted this new standard in the first quarter of fiscal 2016. The adoption of this standard did not have a material impact on the Company's consolidated financial position and had no impact on its consolidated income or cash flows.

Settlement Costs with Associations

Community associations working with the Company will at times incur costs in connection with litigation initiated by the Company against property owners and or mortgage holders. These costs include settlement agreements whereby the community association agrees to pay some monetary compensation to the opposing party or judgments against the community associations for fees of opposing legal counsel or other damages awarded by the courts. The Company indemnifies the community association for these costs pursuant to the provisions of the agreement between the Company and the community association. Costs incurred by the Company for these indemnification obligations for the year ended December 31, 2016 and 2015 were $654,750 and $805,180, respectively. The Company does not limit its indemnification based on amounts ultimately collected from property owners.

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

Stock-Based Compensation

The Company records all equity-based incentive grants to employees and non-employee members of the Company’s Board of Directors in operating expenses in the Company’s Consolidated Statements of Operations based on their fair values determined on the date of grant. Stock-based compensation expense, reduced for estimated forfeitures, is recognized on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the outstanding equity awards.

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

Non-cash Operating and Investing Activities

During the year ended December 31, 2016 and 2015, the Company acquired unencumbered title to certain properties as a result of foreclosure proceedings.  Properties were recorded at fair value less cost to dispose of approximately $135,000 and $237,000, respectively.  The fair value of these properties was first applied to recover the Company’s initial investment with any remaining proceeds applied to interest, late fees, and other amounts owed by the property owner.

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

Debt Issue Costs - In April 2015, FASB issued ASU 2015-03, Interest – Imputation of interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”).  The amended guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  The recognition and measurement guidance for debt issuance costs is not affected by the amendments in this ASU.  The amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2015. Debt issue costs deducted from the carrying amount of the related debt liability in the accompanying consolidated balance sheets were $99,396 and $197,959 as of December 31, 2016 and 2015.

Leases – In February 2016, the FASB issued ASU 2016-02-Leases which requires the recognition of assets and liabilities arising from lease transactions on the balance sheet and the disclosure of additional information about leasing arrangements. Under the new guidance, for all leases, interest expense and amortization of the right to use asset will be recorded for leases determined to be financing leases and straight-line lease expense will be recorded for leases determined to be operating leases. Lessees will initially recognize assets for the right to use the leased assets and liabilities for the obligations created by those leases. The new accounting standard must be adopted using a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The accounting standard is effective for the Company beginning January 1, 2019, with early adoption permitted. The Company is currently in the process of assessing what impact this new standard may have on its consolidated financial statements.

LM FUNDING AMERICA, INC. AND SUBSIDIARIES AND PREDECESSOR

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies (Continued)

Credit Losses – In June 2016, the FASB issued ASU 2016-13-Financial Instruments - Credit Losses which establishes a new approach for credit impairment based on an expected loss model rather than an incurred loss model. The standard requires the consideration of all available relevant information when estimating expected credit losses, including past events, current conditions and forecasts and their implications for expected credit losses.  The guidance is effective January 1, 2020 with a one-year early adoption permitted.  The Company is evaluating the impact of the new guidance.

Subsequent Events

The Company has evaluated subsequent events through the date which the consolidated financial statements were issued.  Other than events described in Note 14, there were no material subsequent events that required recognition in these consolidated financial statements.

Note 2. Finance Receivables – Original Product

The Company’s original funding product provides financing to community associations only up to the secured or “Super Lien Amount” as discussed in Note 1.  Finance receivables for the original product as of December 31, based on the year of funding are approximately as follows:

	2016	2015
Funded during the current year	$80,000	94,000
1-2 years outstanding	31,000	87,000
2-3 years outstanding	37,000	193,000
3-4 years outstanding	144,000	390,000
Greater than 4 years outstanding	744,000	773,000
	$1,036,000	$1,537,000
Number of active units with delinquent assessments	1,490	1,983
Amount of outstanding interest and late fees on active units	$18,000,000	$21,000,000

Note 3. Finance Receivables – Special Product (New Neighbor Guaranty program)

The Company typically funds amounts equal to or less than the “Super Lien Amount”.  During 2012 the Company began offering Associations an alternative product under the New Neighbor Guaranty program where the Company funds amounts in excess of the “Super Lien Amount”.

Under this special product, the Company purchases substantially all of the outstanding past due assessments due from delinquent property owners, in addition to all interest, late fees and other charges in exchange for the Company’s commitment to pay monthly assessments on a going forward basis up to 48 months.

As of December 31, 2016, maximum future contingent payments under these arrangements was approximately $602,000.  The Company had mitigated the credit risk for these transactions by insuring the payment of a portion of uncollected assessments paid by the Company during 2016 and 2015, (See Note 4 below).

Finance receivables at December 31, 2016 and 2015 related to this special product were approximately $492,000 and $716,000, respectively, under agreements with 33 associations covering 152 units at December 31, 2016 and 32 associations covering 175 units at December 31, 2015.

Delinquent assessments and accrued charges under these arrangements as of December 31, are as follows:

	2016	2015
Delinquent assessments	$1,636,000	$2,018,000
Accrued interest and late fees	1,045,000	1,088,000

Recoveries on the collection of assessments in excess of the Company’s cost during 2016 and 2015 approximated $143,000 and $346,000, respectively.

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

As a result of the insurance policy not being renewed, credit losses on the NNG product were estimated by the Company based on analyzing the investment in each unit as of December 31, 2015 and comparing that balance to the average payout for completed units for the past 12 months.  The Company performed an alternative analysis based on a calculation of historical loss experience using insurance recoveries during 2016 and 2015.  Based on both these analyses, the Company estimated that an allowance for credit losses of $125,000 was necessary as of December 31, 2016 and 2015, respectively.

Note 5. Real Estate Assets Owned

Real estate assets owned as reported in the accompanying consolidated balance sheets consist of the fair market value less cost to dispose for those foreclosed units acquired free and clear of any mortgage or other liens plus costs incurred by the Company in excess of original funding on units.  Real estate assets owned at December 31, 2016, and 2015, were approximately $734,700 and $285,300 respectively, consisting of fifteen and eleven units owned respectively, at these dates.  The Company acquired four and nine new unencumbered units, net of disposals during 2016 and 2015 that were capitalized at fair value less cost to dispose of approximately $57,000 and $237,000, respectively.  The fair market value of each unit was first applied to recover the Company’s investment with any remaining proceeds applied next to interest, late fees, legal fees, collection costs, and payable to the association.  Any excess proceeds still remaining were recognized as a gain.

Most units are quitclaimed to the Company without the Company incurring additional cost and are subject to mortgage. Total units within the real estate portfolio at December 31, 2016 and 2015 as a result of foreclosure action were, including those discussed above, 67 and 43, respectively.  During 2016 and 2015, the Company sold four and one units, respectively, and realized proceeds of approximately $105,000 and $10,000, respectively.  Any proceeds collected are first applied to recover the Company’s investment with any remaining proceeds applied next to interest, late fees, legal fees, collection costs and any amounts due to the community association.  Any excess proceeds still remaining are recognized as gain on sale of real estate assets.  If the future proceeds collected are lower than the Company’s carrying value, then a loss is recognized on the sale.  There was no significant gain or loss on the disposal of real estate assets during 2016 or 2015.  Rental revenues collected in 2016 and 2015 were approximately $347,000 (net of cost recovery of $128,000) and $180,000, respectively.

As mentioned above, upon a unit being quitclaim deeded to the Company, the Company becomes responsible for current association assessments.  The monthly contingent obligation for assessments due on these units to associations as of December 31, 2016 and 2015 approximates $23,000 and $15,000, respectively.

LM FUNDING AMERICA, INC. AND SUBSIDIARIES AND PREDECESSOR

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Long-Term Debt and Other Financing Arrangements

	Year ended December 31,
	2016	2015
Financing agreement with FlatIron capital. Down payment of $16,500 was required upfront and equal installment payments of $9,610 to be made over a 10 month period. Annualized interest is 5.25%	$-	$48,050

Promissory note issued to a financial institution, bearing interest at 8%, interest payable monthly, and principal payments due quarterly. Secured by all of the Company’s rights, title, interest, claims, and demands associated with certain condominium units held in LMF SPE #2, LLC and all cash held in LMF SPE #2, LLC. Accrued interest is due monthly beginning January 29, 2015. Installment of principal is due quarterly. Note matures on April 30, 2018 and can be prepaid at any time without penalty. Principal balances for this promissory note were $4,540,274 and $6,241,555, respectively, as of December 31, 2016 and 2015.  Unamortized debt issuance costs were $96,896 and $193,792, respectively, as of December 31, 2016 and December 31, 2015.

	4,443,378	6,047,763

Promissory note issued to a financial institution, bearing interest at 6% plus one month Libor, principal payments of $60,000 per month plus interest due through maturity on February 1, 2018. This loan is collateralized by all of the accounts receivable, contract rights, and lien rights arising from or relating to collection of Association payments made by the Company relating to certain accounts as well as all deposit accounts and cash of LMF October 2010 Fund, LLC. LM Funding, LLC and its members guaranteed this loan.  Principal balances for this promissory note were $720,000 and $1,440,000, respectively, as of December 31, 2016 and 2015. Unamortized debt issuance costs were $2,500 and $4,167, respectively, as of December 31, 2016 and December 31, 2015.

	717,500	1,435,833
	$5,160,878	$7,531,646

Minimum required principal payments on the Company’s debt as of December 31, 2016 are as follows :

Years Ending
December 31,
2017	$1,622,529
2018	3,637,745
5,260,274
Unamortized debt issue costs	(99,396)
$5,160,878

Note 7. Commitments and Contingencies

Leases

The Company leases its office under an operating lease beginning March 1, 2014 and ending July 31, 2019

Future minimum lease payments due under this lease as of December 31, 2016 are as follows:

Years Ending
December 31,
2017	$354,000
2018	364,000
2019	216,000
$934,000

LM FUNDING AMERICA, INC. AND SUBSIDIARIES AND PREDECESSOR

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Commitments and Contingencies (Continued)

The Company shares this space and the related costs associated with this operating lease with a related party (see Note 10) that also performs legal services associated with the collection of delinquent assessments.  Net rent expense recognized in 2016 and 2015 approximated $170,000 and $159,000, respectively.

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

Solaris at Brickell Bay Condominium Association, Inc. v. LM Funding, LLC, Case No: 2014-20043-C, was brought before the Circuit Court of the Eleventh Judicial Circuit, Miami-Dade Civil Division on July 31, 2014. On May 4, 2011, we entered into a Delinquent Assessments Proceeds Purchase Agreement with the plaintiff (the “Solaris Agreement”). On February 13, 2014, the plaintiff notified us of its intent to rescind the Solaris Agreement, claiming that we had failed to foreclose on Accounts assigned to us under the Solaris Agreement. In response, we requested that the plaintiff pay amounts we believe to be owed to us under the Solaris Agreement. In its complaint, the plaintiff alleges claims such as a usurious loan transaction, state and federal civil Racketeer Influenced and Corrupt Organization Act claims, Florida Deceptive and Unfair Trade Practices Act (“FDUTPA”) violations, and other related claims. The plaintiff has requested rescission of the Solaris Agreement, forfeiture of all amounts lent by us to the plaintiff, a declaratory judgment that we have violated FDUTPA, other damages for breach of contract and violations of FDUTPA, and attorneys’ fees. We believe these claims are without merit and we have counterclaimed for breach of contract, unjust enrichment, and other claims in the alternative. Plaintiff’s motion seeking class certification was granted by the court. We are appealing the class certification order and we are likewise defending the lawsuit and will seek a dismissal of those allegations. The outcome of this litigation is indeterminate at this time.

Wilmington Savings Fund Society FSB v. Business Law Group PA, LM Funding, LLC, Bruce Rodgers, Case No. 15-CA-009871, was brought before the Thirteenth Judicial Circuit Court for Hillsborough County Florida on October 29th, 2015. LM Funding, LLC received service on November 16, 2015. Plaintiff as trustee brought an action against Business Law Group, P.A., LM Funding, LLC, and Bruce Rodgers individually, alleging broad interactions with only Business Law Group, surrounding a dispute arising in the normal course of litigation. Plaintiff alleges that LM Funding, LLC has directed Business Law Group, P.A. to violate certain safe-harbor provisions of the Florida statutes. Plaintiff alleges against all parties claims such as violations of FDUTPA, unjust enrichment, and civil conspiracy. The plaintiff has requested declaratory relief that we have violated portions of FDUTPA, restitution, and additional monetary damages, and alleged that it is a proper plaintiff to represent a putative class. The case has subsequently been removed to United States Federal Court for the Middle District of Florida. Plaintiff’s motion seeking class certification was pled and heard with the judge denying the motion for class certification.  Deadline for plaintiff to file a notice of appeal has since passed and cannot be reopened.  We believe these claims are without merit and plan to pursue all remedies available against plaintiff.

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

LM FUNDING AMERICA, INC. AND SUBSIDIARIES AND PREDECESSOR

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Income Taxes (Continued)

Significant components of the tax benefit recognized in the accompanying consolidated statements of operations for the period subsequent to the initial public offering (October 23, 2015 to December 31, 2016) are as follows:

	Year Ended	Period Ended
	December 31, 2016	December 31, 2015
Current tax benefit
Federal	$1,402,230	$171,007
State	81,611	9,953
	1,483,841	180,960
Deferred tax expense	(172,882)	(34,405)
	$1,310,959	$146,555

The reconciliation of the income tax computed at the combined federal and state statutory rate of 37.63% to the income tax benefit is as follows:

	Year Ended December 31,		Period Ended December 31,
	2016	2016	2015	2015
Benefit on net loss after initial public offering of $3,681,349 and $166,711	$1,385,291	37.6%	$62,733	37.6%
Nondeductible expenses	(48,375)	(1.3)%	(7,246)	(4.3)%
Tax benefit of historical carryover basis at contribution of members' interest	-	0.0%	91,068	54.6%
Other items	(25,957)	(0.7)%	-	0.0%
Tax benefit/effective rate	$1,310,959	35.6%	$146,555	87.9%

The significant components of the Company’s deferred tax liabilities and assets as of December 31, 2016 and December 31, 2015 are as follows:

	As of December 31,
	2016	2015
Deferred tax liabilities:
Tax expense for debt issuance costs	$37,403	$-
Tax expense for internally developed software	25,752	34,280
Tax depreciation in excess of book	14,710	7,523
	77,865	41,803
Deferred tax assets:
Loss carryforwards	1,641,485	180,960
Step up in basis at contribution to C-Corp	1,584,758	1,826,688
Stock option expense	108,994	5,369
Step up in basis - purchase of non-controlling interest	96,583	102,325
Allowance for credit losses	47,038	47,038
Accrued liabilities	30,543	-
	3,509,401	2,162,380
Net deferred tax asset	$3,431,536	$2,120,577

LM FUNDING AMERICA, INC. AND SUBSIDIARIES AND PREDECESSOR

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Income Taxes (Continued)

As discussed above, the Predecessor effected a transaction resulting in the contribution of member interests to the Company (a newly formed C-Corporation).  This transaction was recorded at the carryover basis of the Predecessor for both tax and financial reporting purposes.  In accordance with ASC 740-10-45-19, Income Taxes, the Company accounted for the tax effect of the difference in tax basis and book basis assets and liabilities at contribution date as a direct consequence of a change in tax status. As such, the Company recognized a net deferred tax asset for the tax effect of those basis differences equal to $91,068 with a corresponding increase in tax benefit.  As a result of various equity transactions prior to the incorporation, the former members of the Predecessor recognized taxable gains associated with redemption consideration and/or deficit capital accounts totaling approximately $5.25 million. In accordance with ASC 740-20-45-11, the Company accounted for the tax effect of the step up in income tax basis related to these transactions with or among shareholders and recognized a deferred tax asset and corresponding increase in equity of approximately $1.97 million. Federal net operating loss carryforwards of approximately $512,000 related to 2015 and $3,850,000 related to 2016 will expire in 2035 and 2036, respectively.

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

Redemption of Membership Interest

In January 2015, the Company and another related party entity redeemed the membership interests in LM Funding, LLC beneficially owned by one of its co-founders, for an aggregate redemption price of $2,000,000 ($1,960,000 paid by the Company). The redemption was recorded as a reduction in capital.  This redemption allowed management and the members of LM Funding, LLC to have more flexibility to execute its business strategy.

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

LM FUNDING AMERICA, INC. AND SUBSIDIARIES AND PREDECESSOR

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Stockholders’ Equity (Continued)

On October 22, 2015 the Company granted to the former President of the Company pursuant to his employment contract 94,500 stock options with an exercise price of $10.00. These stock options vested immediately upon the termination of the former president in 2016. The maximum term of an option is 10 years from the date of grant.

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

On May 10, 2016 the Company granted a total of 25,000 stock options to an employee at an exercise price of $12.50 per share. These awards will vest evenly over a three year period.  The maximum term of an option is 10 years from the date of grant.  The Grand date fair value of the options was $1.08.  Total expense to be recognized for the employee options is approximately $27,000.

The Black-Scholes pricing model was used to determine the fair value of the stock options granted by the Company. The Company recognizes this value as an expense over the period in which the stock options vest.  The weighted average grant date fair value of the options granted was $1.21 and $2.36, respectively for awards granted in the years ended December 31, 2016 and 2015. Compensation expense recognized from the vesting of stock options was approximately $275,000 and $14,000, respectively for the years ended December 31, 2016 and 2015.  The remaining unrecognized compensation cost associated with unvested stock options as of December 31, 2016 and 2015 is approximately $89,000 and $209,000, respectively which will be recognized through April 30, 2019.  At December 31, 2016, the stock options had a remaining life of approximately 9 years.

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions. The model requires the use of subjective assumptions.  Expected volatility was based on the historical volatility of another public company with a similar business model and comparable market share as the Company.  The expected life (in years) was determined using historical data to estimate options exercise patterns.  The Company does not expect to pay any dividends for the foreseeable future thus zero was in the calculation.  The risk free interest rate was based on the rate for US Treasury bonds commensurate with the expected term of the granted options. Significant assumptions used in the option-pricing model to fair value options granted were as follows:

	2016
	Employees	Consultants	Board of Directors	Employee
Risk-free rate	1.90%	1.73%	1.90%	1.36%
Expected life	6 years	5 years	6 years	6 years
Expected volatility	25.13%	20.61%	25.13%	25.82%
Expected dividend	—	—	—	—

2015
Risk-free rate	1.93%
Expected life	6 years
Expected volatility	25.00%
Expected dividend	—

LM FUNDING AMERICA, INC. AND SUBSIDIARIES AND PREDECESSOR

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Stockholders’ Equity (Continued)

The following is a summary of the stock option plan activity during 2016 and 2015:

	2016		2015
	Number of	Weighted Average	Number of	Weighted Average
	Options	Exercise Price	Options	Exercise Price
Options Outstanding at Beginning of the year	94,500	$10.00	-	$-

Granted	172,504	12.14	94,500	10.00
Exercised	-	-	-	-
Forfeited	(51,636)	12.50	-	-

Options Outstanding at End of Year	215,368	$11.38	94,500	$10.00

Options Exercisable at End of Year	94,500	$10.00	6,038	$10.00

Note 10. Related Party Transactions

Legal services for the Company associated with the collection of delinquent assessments from property owners are performed by a law firm (Business Law Group “BLG”) which was owned solely by Bruce M. Rodgers, the Chief Executive Officer of LMFA until and through the date of the initial public offering. Following the offering, Mr. Rodgers transferred his interest in BLG to other attorneys at the firm through a redemption of his interest in the firm, and BLG is now under control of those lawyers. The law firm has historically performed collection work primarily on a deferred billing basis wherein the law firm receives payment for services rendered upon collection from the property owners or at amounts ultimately subject to negotiations with the Company.

Amounts collected from property owners and paid to BLG for 2016 and 2015 were approximately $1,129,000 and $1,581,000, respectively.  As of December 31, 2016 and 2015, receivables from property owners for charges ultimately payable to BLG approximate $6,005,000 and $5,649,000, respectively.

Under the related party agreement with BLG in effect during 2015 and 2016, the Company pays all costs (lien filing fees, process and serve costs) incurred in connection with the collection of amounts due from property owners. Any recovery of these collection costs are accounted for as a reduction in expense incurred.  The Company incurred expenses related to these types of costs of $609,000 and $506,000, during 2016 and 2015, respectively. Recoveries during 2016 and 2015 related to those costs were approximately $316,000 and $299,000, respectively.  Following the change in ownership of BLG discussed above, the Company began paying BLG a monthly fee of $7,000 per month plus a minimum fee of $700 per unit in those payoff events where the collection amount was limited to the Super Lien amount. Legal fees charged to the Company by BLG in excess of amounts collected from property owners for the years ended December 31, 2016 and 2015 were approximately $146,000 and $95,000, respectively.

The Company also shares office space and related common expenses with BLG.  All shared expenses, including rent, are charged to the legal firm based on an estimate of actual usage.  Any expenses of BLG paid by the Company that have not been reimbursed or settled against other amounts are reflected as due from related parties in the accompanying consolidated balance sheet. Amounts receivable from BLG as of December 31, 2016 and 2015 were approximately $1,661,000 and $406,000, respectively.

During 2016, the Company experienced a decline in collection events that affected revenues both to the Company and BLG.  The increase in the receivable noted above reflects the decision by the Company to advance funds to BLG based on the amount of their unpaid legal fees due from property owners.  Effective January 1, 2017, the Company entered into a new services agreement with BLG which partially alters the traditional deferred billing arrangement noted above.  Under the new agreement, the Company will pay BLG a fixed monthly fee of $82,000 per month for services rendered.  The Company will continue to pay BLG a minimum per unit fee of $700 in any case where there is a collection event and BLG receives no payment from the property owner.  This provision has been expanded to also include any unit where the Company has taken title to the unit or where the association has terminated its contract with either BLG or the Company.  The Company and BLG are in discussions regarding formalizing a note agreement to be secured by the outstanding receivables of BLG.

LM FUNDING AMERICA, INC. AND SUBSIDIARIES AND PREDECESSOR

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Related Party Transactions (Continued)

The Company expects repayment of the receivable amount as collection events return to historical levels.

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

The Company considers the data inputs used to estimate the fair value of its finance receivables to fall within Level 3 of the fair value hierarchy.  Fair value measurements as noted below are based on the income approach using a discount rate of 8.45% and 9.10% for finance receivables at December 31, 2016 and 2015, respectively.  The recovery period as of both dates was assumed to be 8.5 years.  The carrying amount and estimated fair value of finance receivables at December 31 are as follows:

	2016		2015
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Finance receivables:
Original product	$1,035,832	$7,920,000	$1,537,101	$8,695,000
Special product, net of allowance (1)	491,597	975,000	715,534	1,460,000

(1)	For New Neighbor Guaranty program

Note 12. Reconciliation of Net Income To Cash Provided By (Used In) Operating Activities

	2016	2015
Net (loss) income	$(2,370,390)	$1,731,777
Adjustments to reconcile net (loss) income to
cash (used in) provided by operating activities
Non-controlling interest	-	139,865
Stock compensation expense	275,380	-
Non cash operating revenue	(95,033)	-
Debt issuance costs	98,564	200,180
Depreciation and amortization	72,114	47,466
Decrease (increase) in prepaid expenses and other assets	(52,376)	159,326
Increase (decrease) in accounts payable and accrued expenses	26,908	122,062
Increase (decrease) in other liabilities and obligations	3,153	(3,882)
Income tax benefit	(1,310,959)	(146,555)
	$(3,352,639)	$2,250,239

LM FUNDING AMERICA, INC. AND SUBSIDIARIES AND PREDECESSOR

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Management’s Plans

On August 27, 2014, FASB issued ASU 2014-05, Disclosure of Uncertainties about an Entity’s ability to Continue as a Going Concern, which requires management to assess a company’s ability to continue as a going concern within one year from financial statement issuance and to provide related footnote disclosures in certain circumstances.

The Company has debt obligations arising within one year that if not refinanced will raise substantial doubt about the Company’s ability to continue as a going concern as defined by ASU 2014-05.  Management has performed its assessment as required by ASU 2014-05 and has concluded that it is probable that its plans as discussed below will mitigate the conditions that raise substantial doubt.

The Company has a history of refinancing debt and management is confident that it will be able to successfully refinance the current debt obligations.  Although the Company experienced significant operating losses in 2016, management believes that there have been positive financial trends for the 6 month period ended February 2017.  Management has realized significant expense reductions starting in September of 2016 and management has implemented new sales programs that are resulting in significant increases in unit acquisitions for 2017.  The Company has also acquired a large real estate base that, if needed, could be sold to help the Company’s liquidity.  We expect to generate additional liquidity through the monetization of our real estate and additional debt financing actions. We expect that these actions will be executed in alignment with the anticipated timing of our liquidity needs. We also continue to explore ways to unlock value across a range of assets, including exploring ways to maximize the value of our unsecured debt.

We believe that the actions discussed above mitigate the substantial doubt raised by our recent operating losses and refinancing needs and satisfy our estimated liquidity needs 12 months from the issuance of the financial statements.  However, we cannot predict, with certainty, the outcome of our actions to generate liquidity, including the availability of additional debt financing, or whether such actions would generate the expected liquidity as currently planned. Additionally, a failure to generate additional liquidity could negatively impact our ability to acquire units.

Note 14. Subsequent Events

On January 1, 2017 LMF entered into a new services agreement with Business Law Group.  Please refer to Note 10. Related Party Transactions for further discussion.

On February 22, 2017 United States District Judge Charlene Edwards Honeywell issued an order denying plaintiff’s Wilmington Savings Fund Society, individually and on behalf of all those similarly situated, Motion for Class Certification.  The deadline for plaintiff to file a notice of appeal has since passed so the order will stand. See Note 7. Commitments and Contingencies for further discussion.

On March 15, 2016, LM Funding executed an amendment to its note payable with Heartland Bank, see Note 6. Long-Term Debt and Other Financing Arrangements.  This amendment defers all principle payments from January 1, 2017 through July 1, 2017.  During this period the note will be paid on an interest only basis.  On July 1, 2017 principle payments will recommence.  This amendment also extends the term of the loan to April 30, 2018 with a principle payment due on that date of $3,173,172.

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

10.19

Errors and Omissions Agreement, dated June 25, 2015, by LMF October 2010 Fund, LLC in favor of IBERIABANK. (incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-1 (Amendment No. 1) filed on August 7, 2015 (Registration No. 333-205232))

10.20

Business Loan Agreement (Asset Based), dated June 25, 2015, between LMF October 2010 Fund, LLC and IBERIABANK. (incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-1 (Amendment No. 1) filed on August 7, 2015 (Registration No. 333-205232))

10.21

Commercial Guaranty, dated June 25, 2015, by Carollinn Gould in favor of IBERIABANK. (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-1 (Amendment No. 1) filed on August 7, 2015 (Registration No. 333-205232))

10.22

Commercial Guaranty, dated June 25, 2015, by Bruce Rodgers in favor of IBERIABANK. (incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-1 (Amendment No. 1) filed on August 7, 2015 (Registration No. 333-205232))

10.23

Commercial Security Agreement, dated June 25, 2015, by LMF October 2010 Fund, LLC in favor of IBERIABANK. (incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-1 (Amendment No. 1) filed on August 7, 2015 (Registration No. 333-205232))

10.24

Promissory Note, dated June 25, 2015, by LMF October 2010 Fund, LLC in favor of IBERIABANK. (incorporated by reference to Exhibit 10.22 to the Registration Statement on Form S-1 (Amendment No. 1) filed on August 7, 2015 (Registration No. 333-205232))

10.25#

Form of Indemnification Agreement entered into between LM Funding America, Inc. and its directors and officers. (incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-1 filed on June 25, 2015 (Registration No. 333-205232)

10.26#	Employment Agreement, dated May 10, 2016, by and between the Company and R. Dean Akers. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 11, 2016)

10.27#

Amendment to Employment Agreement of Bruce M. Rodgers, dated August 30, 2016, by and between the Company and Bruce M. Rodgers. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 31, 2016)

10.28#

Amendment to Employment Agreement of Carollinn Gould, dated August 30, 2016, by and between the Company and  Carollinn Gould. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on August 31, 2016)

10.29#

Amendment to Employment Agreement of R. Dean Akers, dated August 30, 2016, by and between the Company and R. Dean Akers. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on August 31, 2016)

10.30#

Amendment to Employment Agreement of Steve Weclew, dated August 30, 2016, by and between the Company and Steve Weclew. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on August 31, 2016)

10.31#

Amendment to Employment Agreement of Aaron Gordon, dated August 30, 2016, by and between the Company and Aaron Gordon. (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on August 31, 2016)

21.1*	Subsidiaries of the registrant.

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#	Indicates a management contract or compensatory arrangement.
*	Filed herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

LM FUNDING AMERICA, INC.

Date: March 31, 2017	By:	/s/ Bruce M. Rodgers
Bruce M. Rodgers
Chief Executive Officer and Chairman of the Board

KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Bruce M. Rodgers and Stephen Weclew and each of them, jointly and severally, his attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Bruce M. Rodgers
Bruce M. Rodgers	Chief Executive Officer and Chairman of the Board of Directors
	(Principal Executive Officer)	March 31, 2017

/s/ Stephen Weclew
Stephen Weclew	Chief Financial Officer
	(Principal Financial Officer and Principal Accounting Officer)	March 31, 2017

/s/ Carollinn Gould
Carollinn Gould	Member of the Board of Directors	March 31, 2017

/s/ Andrew Graham
Andrew Graham	Member of the Board of Directors	March 31, 2017

/s/ Martin A. Traber	Member of the Board of Directors	March 31, 2017
Martin A. Traber