Form 10-K/A
period 2016-12-31
LM FUNDING AMERICA, INC.
filed 2017-04-04
CIK 1640384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

LM Funding America, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the year ended December 31, 2016, originally filed with the Securities and Exchange Commission on March 31, 2017 (the “Original Filing”). This Amendment is being filed to correct the spelling of “principle” to “principal” in Note 14 along with an inadvertent date error in the first sentence of the last paragraph of Note 14 of the Company’s consolidated financial statements in the Original Filing. The Original Filing stated that the amendment to the note payable with Heartland Bank (the “Heartland Amendment”) was executed on March 15, 2016, whereas it was executed on March 31, 2017 and effective as of March 15, 2017. That error has been corrected in this amendment. In addition to correcting this error, the Company has attached to this amendment as Exhibits 10.32, 10.33, 10.34, and 10.35 the agreements relating to the Heartland Amendment in lieu of filing them in a subsequent Current Report on Form 8-K.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company has included the entire text of the Annual Report on Form 10-K. However, other than as described in the foregoing paragraph, there were no changes to the text of the Original Filing.

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

On March 31, 2017, LM Funding executed an amendment, effective as of March 15, 2017, to its note payable with Heartland Bank, see Note 6. Long-Term Debt and Other Financing Arrangements.  This amendment defers all principal payments from January 1, 2017 through July 1, 2017.  During this period the note will be paid on an interest only basis.  On July 1, 2017, principal payments will recommence.  This amendment also extends the term of the loan to April 30, 2018 with a principal payment due on that date of $3,173,172.

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

Exhibit Number	Description

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

10.27#

Amendment to Employment Agreement of Bruce M. Rodgers, dated August 30, 2016, by and between the Company and Bruce M. Rodgers. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 31, 2016)

10.28#

Amendment to Employment Agreement of Carollinn Gould, dated August 30, 2016, by and between the Company and  Carollinn Gould. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on August 31, 2016)

10.29#

Amendment to Employment Agreement of R. Dean Akers, dated August 30, 2016, by and between the Company and R. Dean Akers. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on August 31, 2016)

10.30#

Amendment to Employment Agreement of Steve Weclew, dated August 30, 2016, by and between the Company and Steve Weclew. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on August 31, 2016)

10.31#

Amendment to Employment Agreement of Aaron Gordon, dated August 30, 2016, by and between the Company and Aaron Gordon. (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on August 31, 2016)

10.32

First Amendment to the Credit Agreement, dated March 31, 2017 and effective as of March 15, 2017, among LMF SPE#2, LLC, as borrower, LM Funding, LLC, and LM Funding of America, Inc. as guarantors, and Heartland Bank, as lender.

10.33	Irrevocable Continuing Guaranty Agreement, dated March 31, 2017 and effective as of March 15, 2017, by LM Funding of America, Inc. in favor of Heartland Bank.

Exhibit Number	Description
10.34	Pledge Agreement, dated March 31, 2017 and effective as of March 15, 2017, by LM Funding America, Inc. in favor of Heartland Bank.
10.35	First Amendment to Pledge Agreement, dated March 31, 2017, effective as of March 15, 2017, by LM Funding, LLC in favor of Heartland Bank.

21.1*	Subsidiaries of the registrant.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#	Indicates a management contract or compensatory arrangement.
*	Filed herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

LM FUNDING AMERICA, INC.

Date: April 4, 2017	By:	/s/ Bruce M. Rodgers
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

Name	Title	Date

/s/ Bruce M. Rodgers
Bruce M. Rodgers	Chief Executive Officer and Chairman of the Board of Directors
	(Principal Executive Officer)	April 4, 2017

/s/ Stephen Weclew
Stephen Weclew	Chief Financial Officer
	(Principal Financial Officer and Principal Accounting Officer)	April 4, 2017

/s/ Bruce M. Rodgers	Member of the Board of Directors	April 4, 2017
Bruce M. Rodgers, Attorney-in-fact for Carollinn Gould

/s/ Bruce M. Rodgers	Member of the Board of Directors	April 4, 2017
Bruce M. Rodgers, Attorney-in-fact for Andrew Graham

/s/ Bruce M. Rodgers	Member of the Board of Directors	April 4, 2017
Bruce M. Rodgers, Attorney-in-fact for Martin A. Traber