Form 10-Q
period 2017-03-31
LM FUNDING AMERICA, INC.
filed 2017-05-15
CIK 1640384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)
		Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The registrant had 3.3 million shares of Common Stock, par value $0.001 per share, outstanding as of May 15, 2017.

LM FUNDING AMERICA, INC.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

LM FUNDING AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Cash	$1,394,785	$2,268,180
Finance receivables:
Original product	1,002,669	1,035,832
Special product - New Neighbor Guaranty program, net of allowance for credit losses of $103,764 and $125,000, respectively	444,801	491,597
Deferred tax asset	3,728,988	3,509,401
Due from related party (Note 2):	1,709,725	1,661,360
Other Assets (Note 3):	1,019,667	1,048,403
Total assets	$9,300,635	$10,014,773
LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable (Note 4):
Principal amount	$5,080,274	$5,260,274
Less unamortized debt issuance costs	(74,756)	(99,396)
Long-term debt less unamortized debt issuance costs	5,005,518	5,160,878
Other liabilities and obligations	517,837	684,437
Total liabilities	5,523,355	5,845,315
Stockholders’ equity:
Common stock, par value $.001; 10,000,000 shares authorized; 3,300,000 shares issued and outstanding	3,300	3,300
Additional paid-in capital	6,567,427	6,556,704
Accumulated deficit	(2,793,447)	(2,390,546)
Total stockholders’ equity	3,777,280	4,169,458
Total liabilities and stockholders’ equity	$9,300,635	$10,014,773

The accompanying notes are an integral part of these condensed consolidated financial statements.

LM FUNDING AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Revenues:
Interest on delinquent association fees	$691,648	$1,182,787
Administrative and late fees	78,035	117,535
Recoveries in excess of cost - special product	20,939	106,505
Underwriting and other revenues	68,729	114,921
Rental revenue	164,605	54,988
Total revenues	1,023,956	1,576,736
Operating Expenses:
Staff costs and payroll	513,221	808,601
Professional fees	512,650	567,473
Settlement cost with associations	65,485	237,864
Other operating expenses	441,401	477,567
Total operating expenses	1,532,757	2,091,505
Operating loss	(508,801)	(514,769)
Interest expense	126,612	164,248
Loss before income taxes	(635,413)	(679,017)
Income tax benefit	(232,512)	(242,749)
Net loss	$(402,901)	$(436,268)
Loss per share attributable to the stockholders’ of LM Funding America, Inc.
Basic	(0.12)	(0.13)
Diluted	(0.12)	(0.13)
Weighted average number of common shares outstanding
Basic	3,300,000	3,300,000
Diluted	3,300,000	3,300,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

LM FUNDING AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES	$(744,734)	$(532,380)
CASH FLOWS FROM INVESTING ACTIVITIES	99,704	37,701
CASH FLOWS FROM FINANCING ACTIVITIES	(228,365)	(1,229,086)
NET DECREASE IN CASH	(873,395)	(1,723,765)
CASH - BEGINNING OF PERIOD	2,268,180	8,997,798
CASH - END OF PERIOD	$1,394,785	$7,274,033

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of LMFA and its wholly-owned subsidiaries: LM Funding, LLC; LMF October 2010 Fund, LLC; REO Management Holdings, LLC; LM Funding of Colorado, LLC; LM Funding of Washington, LLC; LM Funding of Illinois, LLC; LMF SPE #2, LLC; and LM Funding Florida, LLC. All significant intercompany balances have been eliminated in consolidation.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in the annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The interim condensed consolidated financial statements as of March 31, 2017 and for the three months ended March 31, 2017 and March 31, 2016, respectively, are unaudited. In the opinion of management, the interim condensed consolidated financial statements includes all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of the results for the interim periods. The accompanying condensed consolidated balance sheet as of December 31, 2016 is derived from the audited consolidated financial statements presented in the Company’s Annual Report on Form 10-K for fiscal the year ended December 31, 2016.

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

Finance Receivables

Finance receivables are recorded at the amount funded or cost (by unit). The Company evaluates its finance receivables at each period end for losses that are considered probable and can be reasonably estimated in accordance with ASC 450-20. As discussed above, recoverability of funded amounts under the Company’s original product is generally assured because of the protection of the Super Lien Amount. As such, the Company did not have any allowance for credit losses related to its original product at March 31, 2017 and December 31, 2016.

Under the New Neighbor Guaranty program (special product), the Company funds amounts in excess of the Super Lien Amount. When evaluating the carrying value of its finance receivables, the Company looks at the likelihood of future cash flows based on historical payoffs, the fair value of the underlying real estate, the general condition of the community association in which the unit exists, and the general economic real estate environment in the local area.  During 2015 the Company purchased credit insurance covering all funded amounts in excess of a deductible amount (equal to six months of delinquent assessments). This insurance product was not renewed and only claims filed related to foreclosures occurring on or before January 28, 2016 will be covered under this policy. Recoveries under this credit insurance program for the three months ended March 31, 2016 were $59,000. There were no recoveries for the three months ended March 31, 2017, and no significant remaining recoveries expected in the future. The Company estimated an allowance for credit losses of $103,764 and $125,000, respectively as of March 31, 2017 and December 31, 2016 under ASC 450-20 related to its New Neighbor Guaranty program.

The Company will charge any receivable against the allowance for credit losses when management believes the uncollectibility of the receivable is confirmed. The Company considers writing off a receivable when (i) a first mortgage holder who names the association in a foreclosure suit takes title and satisfies an estoppel letter for amounts owed which are less than amounts the Company funded to the association; (ii) a tax deed is issued with insufficient excess proceeds to pay amounts the Company funded to the association; or (iii) an association settles an account for less than amounts the Company funded to the association. Upon the occurrence of any of these events, the Company evaluates the potential recovery via a deficiency judgment against the prior owner and the ability to collect upon the deficiency judgment within the statute of limitations period or whether the deficiency judgment can be sold. If the Company determines that collection through a deficiency judgment or sale of a deficiency judgment is not feasible, the Company writes off the unrecoverable receivable amount. During the three months ended March 31, 2017 and 2016, write offs charged against the allowance for credit losses were $21,236 and $0, respectively. Any losses greater than the recorded allowance will be recognized as expenses. Under the Company’s revenue recognition policies, all finance receivables (original product and special product) are classified as nonaccrual.

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

The Company capitalizes costs incurred to acquire real estate owned properties and any costs incurred to get the units in a condition to be rented.  These costs include, but are not limited to, renovation/rehabilitation costs, legal costs, and delinquent taxes.  These costs are depreciated over the estimated minimum time period the Company expects to maintain possession of the units.  Costs incurred for unencumbered units are depreciated over 20 years and costs for units subject to a first mortgage are depreciated over 3 years.  As of March 31, 2017, capitalized real estate costs, net of accumulated depreciation, were approximately $708,000.  During the three months ended March 31, 2017 and March 31, 2016 depreciation expense was $5,000 and $0, respectively.

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

Fixed Assets

The Company capitalizes all acquisitions of fixed assets in excess of $500. Fixed assets are stated at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the assets. Fixed assets are comprised of furniture, computers and office equipment with an assigned useful life of 3 to 5 years. Fixed assets also include capitalized software costs. Capitalized software costs include costs to develop software to be used solely to meet the Company’s internal needs, employee salaries and benefits, and fees paid to outside consultants during the application development stage, and such costs are amortized over their estimated useful life of 5 years. As of March 31, 2017 and December 31, 2016, capitalized software costs, net of accumulated amortization, was $62,655 and $68,470, respectively. Amortization expense for capitalized software costs for the three months ended March 31, 2017 and March 31, 2016 were $5,815 and $5,815, respectively.

Debt Issue Costs

The Company capitalizes all debt issue costs and amortizes them on a method that approximates the effective interest method over the remaining term of the note payable. Unamortized debt issue costs of $74,756 at March 31, 2017 and $99,396 at December 31, 2016 are presented in the accompanying condensed consolidated balance sheets as a direct deduction from the carrying amount of that debt liability in accordance with ASU 2015-03 (see below). The Company adopted this new standard in the first quarter of fiscal year 2016. The adoption of this standard did not have a material impact on the Company's consolidated financial position and had no impact on its consolidated income or cash flows. In addition, the amortization of debt issuance costs is to be reported as interest expense under ASU 2015-03 (ASC 835-30-45-3).  During the three months ended March 31, 2017 and March 31, 2016, the amortization of debt issuance costs was $24,640 and $24,641, respectively.

Settlement Costs with Associations

Community associations working with the Company will at times incur costs in connection with litigation initiated by the Company against property owners and/or mortgage holders. These costs include settlement agreements whereby the community association agrees to pay some monetary compensation to the opposing party or judgments against the community associations for fees of opposing legal counsel or other damages awarded by the courts. The Company indemnifies the community association for these costs pursuant to the provisions of the agreement between the Company and the community association. Costs incurred by the Company for these indemnification obligations for the three months ended March 31, 2017 and March 31, 2016 were approximately $65,000 and $238,000, respectively. The Company does not limit its indemnification based on amounts ultimately collected from property owners.

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

Non-cash Operating and Investing Activities

During the three months ended March 31, 2016, the Company acquired unencumbered title to certain properties as a result of foreclosure proceedings.  Properties were recorded at fair value less cost to dispose of approximately $84,600.  The fair value of these properties was first applied to recover the Company’s initial investment with any remaining proceeds applied to interest, late fees, and other amounts owed by the property owner. There were no unencumbered properties acquired during the three months ended March 31, 2017.

New Accounting Pronouncements

Revenue Recognition - On May 28, 2014, the FASB issued ASU 2014-09—Revenue from Contracts with Customers (Topic 606), which provided new accounting guidance regarding revenue recognition, and is effective for annual periods beginning after December 15, 2017. The Company has not yet evaluated the impact of this new guidance on its condensed consolidated financial statements.

Debt Issue Costs - In April 2015, THE FASB issued ASU 2015-03, Interest – Imputation of interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”).  The amended guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  The recognition and measurement guidance for debt issuance costs is not affected by the amendments in this ASU.  The amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2015. Debt issue costs deducted from the carrying amount of the related debt liability in the accompanying consolidated condensed balance sheets were $74,756 and $99,396, respectively, as of March 31, 2017, and December 31, 2016.

Leases – In February 2016, the FASB issued ASU 2016-02-Leases which requires the recognition of assets and liabilities arising from lease transactions on the balance sheet and the disclosure of additional information about leasing arrangements. Under the new guidance, for all leases, interest expense and amortization of the right to use asset will be recorded for leases determined to be financing leases and straight-line lease expense will be recorded for leases determined to be operating leases. Lessees will initially recognize assets for the right to use the leased assets and liabilities for the obligations created by those leases. The new accounting standard must be adopted using a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The accounting standard is effective for the Company beginning January 1, 2019, with early adoption permitted. The Company is currently in the process of assessing what impact this new standard may have on its condensed consolidated financial statements.

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

2. DUE FROM RELATED PARTY

A substantial portion of the legal services for the Company associated with the collection of delinquent assessments from property owners are performed by a law firm, Business Law Group (“BLG”), which was owned solely by Bruce M. Rodgers, the Chief Executive Officer of LMFA, until and through the date of the initial public offering. Following the offering, Mr. Rodgers transferred his interest in BLG to other attorneys at the firm through a redemption of his interest in the firm, and BLG is now under control of those lawyers. BLG has historically performed collection work primarily on a deferred billing basis wherein the law firm receives payment for services rendered upon collection from the property owners or at amounts ultimately subject to negotiations with the Company.

Amounts collected from property owners and paid to BLG for the three months ended March 31, 2017 and March 31, 2016 were approximately $266,000 and $341,000, respectively.  As of March 31, 2017 and December 31, 2016, receivables from property owners for charges ultimately payable to BLG approximate $4,280,000 and $4,385,000, respectively.

Under the related party agreement with BLG in effect during 2017 as well as the previous related party agreement, the Company pays all costs (lien filing fees, process and serve costs) incurred in connection with the collection of amounts due from property owners.  Any recovery of these collection costs are accounted for as a reduction in expense incurred.  The Company incurred expenses related to these types of costs of approximately $123,000 and $193,000, during the three months ended March 31, 2017 and March 31, 2016, respectively. Recoveries during three months ended March 31, 2017 and March 31, 2016 related to those costs were approximately $75,000 and $105,000, respectively.  Following the change in ownership of BLG discussed above, the Company began paying BLG a monthly fee of $7,000 per month plus a minimum fee of $700 per unit in those payoff events where the collection amount was limited to the Super Lien amount. Effective January 1, 2017, the Company entered into a new services agreement with BLG which partially alters the traditional deferred billing arrangement noted above.  Under the new agreement, the Company will pay BLG a fixed monthly fee of $82,000 per month for services rendered.  The Company will continue to pay BLG a minimum per unit fee of $700 in any case where there is a collection event and BLG receives no payment from the property owner.  This provision has been expanded to also include any unit where the Company has taken title to the unit or where the association has terminated its contract with either BLG or the Company.  Legal fees charged to the Company by BLG in excess of amounts collected from property owners for the three months ended March 31, 2017 and March 31, 2016 were approximately $254,000 and $103,000, respectively.

The Company also shares office space and related common expenses with BLG.  All shared expenses, including rent, are charged to the legal firm based on an estimate of actual usage.  Any expenses of BLG paid by the Company that have not been reimbursed or settled against other amounts are reflected as due from related parties in the accompanying consolidated balance sheet. Amounts receivable from BLG as of March 31, 2017 and December 31, 2016 were approximately $1,835,000 and $1,661,000, respectively.

During 2016, the Company experienced a decline in collection events that affected revenues both to the Company and BLG. The significant balance in the receivable noted above reflects the decision by the Company to advance funds to BLG based on the amount of their unpaid legal fees due from property owners. The Company and BLG are in discussions regarding formalizing a note agreement to be secured by the outstanding receivables of BLG. The Company expects repayment of the receivable amount as collection events return to historical levels.

3. OTHER ASSETS

The following table summarizes the Company’s other assets.

	March 31,	December 31,
	2017	2016
Real estate assets owned	$707,704	$734,727
Fixed assets, net	101,776	109,938
Prepaid expenses and other assets	210,187	203,738
	$1,019,667	$1,048,403

4. LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS

March 31, 2017	December 31, 2016

'Promissory note issued to a financial institution, bearing interest at 8%, interest payable monthly, and principal payments due quarterly. Secured by all of the Company’s rights, title, interest, claims, and demands associated with certain condominium units held in LMF SPE #2, LLC and all cash held in LMF SPE #2, LLC. Accrued interest is due monthly beginning January 29, 2015. Installment of principal is due quarterly. Note matures on April 30, 2018 and can be prepaid at any time without penalty. Principal balances for this promissory note were $4,540,274 and $4,540,274, respectively, as of March 31, 2017 and December 31, 2016.  Unamortized debt issuance costs were $72,673 and $96,896, respectively, as of March 31, 2017 and December 31, 2016.

$4,467,601	$4,443,378

Promissory note issued to a financial institution, bearing interest at 6% plus one month Libor, principal payments of $60,000 per month plus interest due through maturity on February 1, 2018. This loan is collateralized by all of the accounts receivable, contract rights, and lien rights arising from or relating to collection of Association payments made by the Company relating to certain accounts as well as all deposit accounts and cash of LMF October 2010 Fund, LLC. LM Funding, LLC and its members guaranteed this loan.  Principal balances for this promissory note were $540,000 and $720,000, respectively, as of March 31, 2017 and December 31, 2016. Unamortized debt issuance costs were $2,083 and $2,500, respectively, as of March 31, 2017 and December 31, 2016.

537,917	717,500
$5,005,518	$5,160,878

Minimum required principal payments on the Company’s debt as of March 31, 2017 are as follows:

Years Ending
December 31,
2017	$1,442,529
2018	3,637,745
5,080,274
Unamortized debt issue costs	(74,756)
$5,005,518

5. MANAGEMENT’S PLANS

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

The Company has a history of refinancing debt and management is confident that it will be able to successfully refinance the current debt obligations.  Although the Company experienced significant operating losses in 2016 and through March 31, 2017, management believes that there have been positive financial trends for the 6 month period ended April 2017.  Management has realized significant expense reductions starting in September of 2016 and management has implemented new sales programs that are resulting in significant increases in unit acquisitions for 2017.  The Company has also acquired a large real estate base that, if needed, could be sold to help the Company’s liquidity.  We expect to generate additional liquidity through the monetization of our real estate and additional debt financing actions. In March and April of 2017, the Company sold four real estate properties for a net amount of approximately $128,000. We expect that these actions will be executed in alignment with the anticipated timing of our liquidity needs. We also continue to explore ways to unlock value across a range of assets, including exploring ways to maximize the value of our unsecured debt.

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

We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties, and assumptions about us that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Important factors which could materially affect our results and our future performance include, without limitation, our ability to purchase defaulted consumer receivables at appropriate prices, changes in governmental regulations that affect our ability to collect sufficient amounts on our defaulted consumer receivables, our ability to employ and retain qualified employees, changes in the credit or capital markets, changes in interest rates, deterioration in economic conditions, and negative press regarding the debt collection industry which may have a negative impact on a debtor’s willingness to pay the debt we acquire, as well as other factors set forth under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and Item 1A of this Quarterly Report on Form 10-Q.

Except as required by law, we assume no duty to update or revise any forward-looking statements.

Overview

We are a specialty finance company that provides funding to nonprofit community associations primarily located in the state of Florida and, to a lesser extent, nonprofit community associations in the states of Washington, Colorado, and, Illinois. We offer incorporated nonprofit community associations, which we refer to as “Associations,” a variety of financial products customized to each Association’s financial needs. Our original product offering consists of providing funding to Associations by purchasing their rights under delinquent accounts that are selected by the Associations arising from unpaid Association assessments. We provide funding against such delinquent accounts, which we refer to as “Accounts,” in exchange for a portion of the proceeds collected by the Associations from the account debtors on the Accounts. More recently, we have started to engage in the business of purchasing Accounts on varying terms tailored to suit each Association’s financial needs, including under our New Neighbor Guaranty program. We believe that revenues from the New Neighbor Guaranty program, as well as other similar products we may develop in the future, will comprise an increasingly larger piece of our business during future quarters. We intend to leverage these products to expand our business activities and grow both in and outside of the states in which we currently operate.

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

Under the New Neighbor Guaranty program, an Association will generally assign substantially all of its outstanding receivables and accruals on its delinquent units to us in exchange for payment by us of an amount less than or equal to the monthly assessment payment for each assigned delinquent unit account. This simultaneously eliminates a substantial portion of the Association’s balance sheet bad debts and assists the Association in meeting its budget by both guaranteeing periodic revenues and relieving the Association of its legal fee and cost burdens typically incurred to collect bad debts.

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

Results of Operations

The Three Months Ended March 31, 2017 compared with the Three Months Ended March 31, 2016

Revenues

During the three months ended March 31, 2017, total revenues decreased by $0.56 million, or 35.4%, to $1.02 million from $1.58 million in the three months ended March 31, 2016. There was a decrease in payoffs of approximately 50.7% as the Company recorded approximately 179 payoff occurrences for the three months ended March 31, 2017 compared with 363 payoff occurrences for the three months ended March 31, 2016.  “Payoffs” consist of recovery of the entire legally collectible portion, or a settlement thereof, of our principal investment, accrued interest, and late fees owed to us from the proceeds of the Accounts collected by the Associations in accordance with our contracts with Associations. We believe the decrease in payoff occurrences is attributed to a change in the overall real estate markets where the Company operates.  We believe the year over year decrease in the number of foreclosures in the Florida market has affected the number of payoff occurrences we experienced in 2016 and has continued into 2017. The decrease in the number of payoffs was partially offset by an increase in revenue per unit. The average revenue per unit excluding rental revenue, increased to $4,800 for the three months ended March 31, 2017 compared with $4,200 for the three months ended March 31, 2016.

We saw an increase in rental revenue in the three months ended March 31, 2017 of $0.11 million to $0.16 million from $0.05 million for the three months ended March 31, 2016. This was due to a continued emphasis to increase our rental base.

Operating Expenses

During the three months ended March 31, 2017, operating expenses decreased $0.56 million, or 26.8%, to $1.53 million from $2.09 million for the three months ended March 31, 2016. The decrease in operating expenses can be attributed to various factors, including the Company’s cost savings initiative, which was implemented beginning on October 1, 2016. There were significant savings within payroll, professional fees and settlements with associations.   The Company also experienced a decrease in legal fees related to ongoing litigation cases listed within Item 1. Legal Proceedings of Part II of this report. Legal fees excluding fees from the BLG service agreement, for the three months ended March 31, 2017 were approximately $108,000 compared with approximately $206,000 for the three months ended March 31, 2016.  In the ordinary course of our business, we are involved in numerous legal proceedings. We regularly initiate collection lawsuits, using our network of third party law firms, against debtors. In addition, debtors occasionally initiate litigation against us. The settlement costs of these lawsuits decreased by approximately $173,000 to approximately $65,000 compared with approximately $238,000 for the three months ended March 31, 2016.

These savings were partially offset with the new service agreement with Business Law Group (BLG) which resulted in an additional expense of approximately $151,000.  See Note 3. Due From Related Party for further discussion regarding the service agreements with BLG.

Interest Expense

During the three months ended March 31, 2017, interest expense decreased $0.03 million, or 18.8%, to $0.13 million from $0.16 million for the three months ended March 31, 2016. The overall decrease in interest expense is due to the balances of the debt decreasing due to the principal payments being made throughout the year.  This trend should continue as we continue to repay the principal balances of the Company loans. In addition, the amortization of debt issuance costs is to be reported as interest expense under ASU 2015-03 (ASC 835-30-45-3), which is included in the interest expense amount listed above.  During the three months ended March 31, 2017 and 2016, the amortization of debt issuance costs was $24,640 and $24,641, respectively.

Net Loss

During the three months ended March 31, 2017, net loss decreased $0.04 million to ($0.40 million) from ($0.44 million) for the three months ended March 31, 2016. The Company expects the cost savings initiative described above to positively impact results for future periods.

Liquidity and Capital Resources

General

As of March 31, 2017, we had cash and cash equivalents of $1.4 million compared with $2.3 million at December 31, 2016 and $7.3 million at March 31, 2016. This decrease was primarily driven by operating losses recorded in 2016 through the first quarter of 2017. Cash from operations and financing activities decreased by $0.74 million and $0.23 million, respectively, for the three months ended March 31, 2017.  Cash from investing activities increased by $0.10 million for the three months ended March 31, 2017.

Cash from Operations

Net cash used in operations was ($0.74) million during the three months ended March 31, 2017 compared with ($0.53) million during the three months ended March 31, 2016. This was primarily driven by a net loss (before income tax benefit) of approximately $0.64 million for the three months ended March 31, 2017 compared with a net loss of $0.68 million during the three months ended March 31, 2016.

Cash from Investing Activities

For the three months ended March 31, 2017 our finance receivables fell by $0.08 million. This was due to the Company collecting more Accounts than were invested in for the period. Our primary business relies on our ability to invest in accounts, and during the three months ended March 31, 2017, the number of active accounts has decreased compared with the three months ended March 31, 2016. This balance has been in consistent decline since 2012. This balance is very susceptible to housing market fluctuations, but as we believe our current market penetration is less than 1% in Florida, we believe there is still a large, untapped market for our product offerings to grow in Florida and elsewhere. Regarding our original product, for the three months ended March 31, 2017, we acquired 134 Accounts (42 HOA Accounts and 92 COA Accounts) for approximately $79,000 compared with 113 accounts (75 HOA Accounts and 38 COA Accounts) for approximately $75,000 for the three months ended March 31, 2016. Generally HOA Accounts under the original product do not have any associated initial cash outlays as we choose to limit our funding amounts for those units. Regarding our New Neighbor Guaranty product, for the three months ended March 31, 2017, we made a total investment of $63,000 compared with a total investment of $114,000 in the three months ended March 31, 2016.

Cash from Financing Activities

At March 31, 2017, the principal indebtedness of the Company was $5.1 million compared with $7.1 million at March 31, 2016. On March 31, 2017, LM Funding executed an amendment, effective as of March 15, 2017, to its note payable with Heartland Bank, see Note 4. Long-Term Debt and Other Financing Arrangements.  This amendment defers all principal payments from January 1, 2017 through July 1, 2017.  During this period the note will be paid on an interest only basis.  On July 1, 2017, principal payments will recommence.  This amendment also extends the term of the loan to April 30, 2018 with a principal payment due on that date of $3,173,172.

Debt of the Company consisted of the following at March 31, 2017 and March 31, 2016:

	March 31, 2017	March 31, 2016
Financing agreement with FlatIron capital. Down payment of $16,500 was required upfront and equal installment payments of $9,610 to be made over a 10 month period. Annualized interest is 5.25%	$-	$19,220

Promissory note issued to a financial institution, bearing interest at 8%, interest payable monthly, and principal payments due quarterly. Secured by all of the Company’s rights, title, interest, claims, and demands associated with certain condominium units held in LMF SPE #2, LLC and all cash held in LMF SPE #2, LLC. Accrued interest is due monthly beginning January 29, 2015. Installment of principal is due quarterly. Note matures on April 30, 2018 and can be prepaid at any time without penalty. Principal balances for this promissory note were $4,540,274 and $5,828,784, respectively, as of March 31, 2017 and 2016.  Unamortized debt issuance costs were $72,673 and $169,568, respectively, as of March 31, 2017 and 2016.

	4,467,601	5,659,216

Promissory note issued to a financial institution, bearing interest at 6% plus one month Libor, principal payments of $60,000 per month plus interest due through maturity on February 1, 2018. This loan is collateralized by all of the accounts receivable, contract rights, and lien rights arising from or relating to collection of Association payments made by the Company relating to certain accounts as well as all deposit accounts and cash of LMF October 2010 Fund, LLC. LM Funding, LLC and its members guaranteed this loan.  Principal balances for this promissory note were $540,000 and $1,260,000, respectively, as of March 31, 2017 and 2016. Unamortized debt issuance costs were $2,083 and $3,750, respectively, as of March 31, 2017 and 2016.

	537,917	1,256,250
	$5,005,518	$6,934,686

As of March 31, 2017, minimum required principal payments on notes payable are $1,442,529 in 2017, and $3,637,745 in 2018. These debt obligations, if not refinanced, will raise substantial doubt about the Company’s ability to continue as a going concern.  See Note 5. For Management’s Plans.

In addition, the Company’s related party balance has increased $0.05 million to $1.71 million as of March 31, 2017 compared with $1.66 million as of December 31, 2016.  The Company expects this balance to decrease in the future in direct correlation with our expectation for payouts to increase. The revision of the BLG service agreement will also assist with the repayment of this related party balance.  See Note 2. Due From Related Party Related Party Transactions for further discussion on the Company’s related party receivable balance and new service agreement.

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

As of March 31, 2017, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Solaris at Brickell Bay Condominium Association, Inc. v. LM Funding, LLC, Case No: 2014-20043-C, was brought before the Circuit Court of the Eleventh Judicial Circuit, Miami-Dade Civil Division on July 31, 2014. On May 4, 2011, we entered into a Delinquent Assessments Proceeds Purchase Agreement with the plaintiff (the “Solaris Agreement”). On February 13, 2014, the plaintiff notified us of its intent to rescind the Solaris Agreement, claiming that we had failed to foreclose on Accounts assigned to us under the Solaris Agreement. In response, we requested that the plaintiff pay amounts we believe to be owed to us under the Solaris Agreement. In its complaint, the plaintiff alleges claims such as a usurious loan transaction, state and federal civil Racketeer Influenced and Corrupt Organization Act claims, Florida Deceptive and Unfair Trade Practices Act (“FDUTPA”) violations, and other related claims. The plaintiff has requested rescission of the Solaris Agreement, forfeiture of all amounts lent by us to the plaintiff, a declaratory judgment that we have violated FDUTPA, other damages for breach of contract and violations of FDUTPA, and attorneys’ fees. We believe these claims are without merit and we have counterclaimed for breach of contract, unjust enrichment, and other claims in the alternative. The plaintiff has alleges that it is a proper plaintiff to represent a putative class and we are likewise defending the lawsuit and will seek a dismissal of those allegations. The outcome of this litigation is indeterminate at this time.

Wilmington Savings Fund Society FSB v. Business Law Group PA, LM Funding, LLC, Bruce Rodgers, Case No. 15-CA-009871, was brought before the Thirteenth Judicial Circuit Court for Hillsborough County Florida on October 29th, 2015. LM Funding, LLC received service on November 16, 2015. Plaintiff as trustee brought an action against Business Law Group, P.A., LM Funding, LLC, and Bruce Rodgers individually, alleging broad interactions with only Business Law Group, surrounding a dispute arising in the normal course of litigation. On March 17, 2017 Defendants filed an Offer of Judgement to Plaintiff of $1,000 per Defendant to settle Plaintiff’s claims asserted against Defendants in Counts III, IV, and V of the Class Action Complaint and Demand for Jury Trial.  In addition, Defendants filed a second Offer of Judgement to Plaintiff of $500 per Defendant to settle Plaintiff’s claims asserted against Defendants in Counts I and II of the Class Action Complaint and Demand for Jury Trial.  On April 17, 2017, Plaintiff, filed its Notice of Acceptance of Defendants’ First Offer of Judgment to Plaintiff and Defendants’ Second Offer of Judgment to Plaintiff.  Plaintiff will voluntarily dismiss this action with prejudice at a total cost to settle of $4,500, thus concluding this litigation on what the Company considers to be very favorable terms.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in the section entitled “Risk Factors” in our Annual Report Form 10-K for the fiscal year ended December 31, 2016.

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

As of March 31, 2017, we have used $8.2 million of the net proceeds, to repurchase a non-controlling interest ($0.25 million), repay a debt ($2.72 million), make interest payments ($0.75 million), fund our original product ($0.23 million), fund our New Neighbor Guaranty program ($0.62 million) and make real estate owned investments ($0.54 million).  The remainder of the funds have been invested in accordance with our investment policy as well as used in normal operations of the Company.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

LM FUNDING AMERICA, INC.

Date: May 15, 2017	By:	/s/ Bruce M. Rodgers
Bruce M. Rodgers
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: May 15, 2017	By:	/s/ Stephen Weclew
Stephen Weclew
Chief Financial Officer
(Principal Financial and Accounting Officer)