Form 10-Q
period 2017-09-30
LM FUNDING AMERICA, INC.
filed 2017-11-14
CIK 1640384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

The registrant had 3.3 million shares of Common Stock, par value $0.001 per share, outstanding as of November 14, 2017.

LM FUNDING AMERICA, INC.

TABLE OF CONTENTS

		Page

PART I.	FINANCIAL INFORMATION	3

Item 1.	Financial Statements	3

	LM Funding America, Inc. and Subsidiaries Condensed Consolidated Balance Sheets September 30, 2017 (unaudited) and December 31, 2016	3

	LM Funding America, Inc. and Subsidiaries Condensed Consolidated Statements of Operations Three and Nine Months Ended September 30, 2017 and 2016 (unaudited)	4

	LM Funding America, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows Nine Months Ended September 30, 2017 and 2016 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements of LM Funding America, Inc. and Subsidiaries	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	19

PART II.	OTHER INFORMATION	21

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Mine Safety Disclosures	22

Item 5.	Other Information	22

Item 6.	Exhibits	23

SIGNATURES		24

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

LM FUNDING AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Cash	$602,579	$2,268,180
Finance receivables:
Original product	883,022	1,035,832
Special product - New Neighbor Guaranty program, net of allowance for credit losses of $51,230 and $125,000, respectively	333,785	491,597
Deferred tax asset	-	3,509,401
Due from related party (Note 2)	1,661,266	1,661,360
Other Assets (Note 3)	653,299	1,048,403
Total assets	$4,133,951	$10,014,773
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Notes payable (Note 4)
Principal amount	$4,782,719	$5,260,274
Less unamortized debt issuance costs	(25,474)	(99,396)
Long-term debt less unamortized debt issuance costs	4,757,245	5,160,878
Other liabilities and obligations	1,086,730	684,437
Total liabilities	5,843,975	5,845,315
Stockholders’ (deficit) equity:
Common stock, par value $.001; 10,000,000 shares authorized; 3,300,000 shares issued and outstanding	3,300	3,300
Additional paid-in capital	6,578,506	6,556,704
Accumulated deficit	(8,291,830)	(2,390,546)
Total stockholders’ (deficit) equity	(1,710,024)	4,169,458
Total liabilities and stockholders’ (deficit) equity	$4,133,951	$10,014,773

The accompanying notes are an integral part of these condensed consolidated financial statements.

LM FUNDING AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues:
Interest on delinquent association fees	$593,613	$709,090	$1,888,205	$3,010,428
Administrative and late fees	64,959	91,833	218,883	330,030
Recoveries in excess of cost - special product	134,787	806	219,160	115,967
Underwriting and other revenues	87,286	97,824	221,065	332,549
Rental revenue	161,726	107,369	496,614	229,910
Total revenues	1,042,371	1,006,922	3,043,927	4,018,884
Operating Expenses:
Staff costs and payroll	470,056	996,515	1,479,232	2,649,688
Professional fees	533,591	462,804	1,639,278	1,585,046
Settlement costs with associations	101,175	231,062	257,256	603,396
Other operating expenses	384,579	619,926	1,257,867	1,613,642
Total operating expenses	1,489,401	2,310,307	4,633,633	6,451,772
Operating loss	(447,030)	(1,303,385)	(1,589,706)	(2,432,888)
Interest expense	122,406	143,859	375,042	463,634
Loss on litigation	-	-	505,000	-
Loss before income taxes	(569,436)	(1,447,244)	(2,469,748)	(2,896,522)
Income tax expense (benefit)	4,134,436	(533,064)	3,431,536	(1,050,491)
Net loss	$(4,703,872)	$(914,180)	$(5,901,284)	$(1,846,031)
Loss per share:
Basic	$(1.43)	$(0.28)	$(1.79)	$(0.56)
Diluted	(1.43)	(0.28)	(1.79)	(0.56)
Weighted average number of common shares outstanding:
Basic	3,300,000	3,300,000	3,300,000	3,300,000
Diluted	3,300,000	3,300,000	3,300,000	3,300,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

LM FUNDING AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES	$(1,718,235)	$(2,650,498)
CASH FLOWS FROM INVESTING ACTIVITIES	627,151	130,468
CASH FLOWS FROM FINANCING ACTIVITIES	(574,517)	(2,835,027)
NET DECREASE IN CASH	(1,665,601)	(5,355,057)
CASH - BEGINNING OF PERIOD	2,268,180	8,997,798
CASH - END OF PERIOD	$602,579	$3,642,741

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in the annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The interim condensed consolidated financial statements as of September 30, 2017 and for the three and nine months ended September 30, 2017 and September 30, 2016, respectively, are unaudited. In the opinion of management, the interim condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of the results for the interim periods. The accompanying condensed consolidated balance sheet as of December 31, 2016, is derived from the audited consolidated financial statements presented in the Company’s Annual Report on Form 10-K for fiscal the year ended December 31, 2016.

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

Finance Receivables

Finance receivables are recorded at the amount funded or cost (by unit). The Company evaluates its finance receivables at each period end for losses that are considered probable and can be reasonably estimated in accordance with ASC 450-20. As discussed above, recoverability of funded amounts under the Company’s original product is generally assured because of the protection of the Super Lien Amount. As such, the Company did not have any allowance for credit losses related to its original product at September 30, 2017 and December 31, 2016.

Under the New Neighbor Guaranty program (special product), the Company funds amounts in excess of the Super Lien Amount. When evaluating the carrying value of its finance receivables, the Company looks at the likelihood of future cash flows based on historical payoffs, the fair value of the underlying real estate, the general condition of the community association in which the unit exists, and the general economic real estate environment in the local area.  During 2015 the Company purchased credit insurance covering all funded amounts in excess of a deductible amount (equal to six months of delinquent assessments). This insurance product was not renewed and only claims filed related to foreclosures occurring on or before January 28, 2016 will be covered under this policy. Recoveries under this credit insurance program for the nine months ended September 30, 2016 were $59,000. There were no recoveries for the three months ended September 30, 2016.  In addition, there were no recoveries for the three and nine months ended September 30, 2017, and no significant remaining recoveries expected in the future. The Company estimated an allowance for credit losses of $51,230 and $125,000, respectively, as of September 30, 2017 and December 31, 2016 under ASC 450-20 related to its New Neighbor Guaranty program.

The Company will charge any receivable against the allowance for credit losses when management believes the uncollectibility of the receivable is confirmed. The Company considers writing off a receivable when (i) a first mortgage holder who names the association in a foreclosure suit takes title and satisfies an estoppel letter for amounts owed which are less than amounts the Company funded to the association; (ii) a tax deed is issued with insufficient excess proceeds to pay amounts the Company funded to the association; or (iii) an association settles an account for less than amounts the Company funded to the association. Upon the occurrence of any of these events, the Company evaluates the potential recovery via a deficiency judgment against the prior owner and the ability to collect upon the deficiency judgment within the statute of limitations period or whether the deficiency judgment can be sold. If the Company determines that collection through a deficiency judgment or sale of a deficiency judgment is not feasible, the Company writes off the unrecoverable receivable amount. During the three and nine months ended September 30, 2017, write offs charged against the allowance for credit losses were $30,438 and $73,770, respectively. There were no write offs charged against the allowance for credit losses for the three and nine months ended September 30, 2016. Any losses greater than the recorded allowance will be recognized as expenses. Under the Company’s revenue recognition policies, all finance receivables (original product and special product) are classified as nonaccrual.

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

The Company capitalizes costs incurred to acquire real estate owned properties and any costs incurred to get the units in a condition to be rented.  These costs include, but are not limited to, renovation/rehabilitation costs, legal costs, and delinquent taxes.  These costs are depreciated over the estimated minimum time period the Company expects to maintain possession of the units.  Costs incurred for unencumbered units are depreciated over 20 years and costs for units subject to a first mortgage are depreciated over 3 years.  As of September 30, 2017, capitalized real estate costs, net of accumulated depreciation, were approximately $281,000.  During the three and nine months ended September 30, 2017 depreciation expense was $8,000 and $34,000, respectively. During the three and nine months ended September 30, 2016, depreciation expense was $10,000 and $23,000, respectively.

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

Fixed Assets

The Company capitalizes all acquisitions of fixed assets in excess of $500. Fixed assets are stated at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the assets. Fixed assets are comprised of furniture, computers and office equipment with an assigned useful life of 3 to 5 years. Fixed assets also include capitalized software costs. Capitalized software costs include costs to develop software to be used solely to meet the Company’s internal needs, employee salaries and benefits, and fees paid to outside consultants during the application development stage, and such costs are amortized over their estimated useful life of 5 years. As of September 30, 2017 and December 31, 2016, capitalized software costs, net of accumulated amortization, was $51,025 and $68,470, respectively. Amortization expense for capitalized software costs for the three and nine months ended September 30, 2017 were $5,814 and $17,444, respectively. During the three and nine months ended September 30, 2016, amortization expense was $5,814 and $17,444, respectively.

Debt Issue Costs

The Company capitalizes all debt issue costs and amortizes them on a method that approximates the effective interest method over the remaining term of the note payable. Unamortized debt issue costs of $25,474 at September 30, 2017 and $99,396 at December 31, 2016 are presented in the accompanying condensed consolidated balance sheets as a direct deduction from the carrying amount of that debt liability in accordance with ASU 2015-03 (see below). The Company adopted this new standard in the first quarter of fiscal year 2016. The adoption of this standard did not have a material impact on the Company's consolidated financial position and had no impact on its consolidated income or cash flows. In addition, the amortization of debt issuance costs is to be reported as interest expense under ASU 2015-03 (ASC 835-30-45-3).  During the three and nine months ended September 30, 2017, the amortization of debt issuance costs was $24,641 and $73,922, respectively. Amortization of debt issuance costs was $24,641 and $73,922, respectively, for the three and nine months ended September 30, 2016.

Settlement Costs with Associations

Community associations working with the Company will at times incur costs in connection with litigation initiated by the Company against property owners and/or mortgage holders. These costs include settlement agreements whereby the community association agrees to pay some monetary compensation to the opposing party or judgments against the community associations for fees of opposing legal counsel or other damages awarded by the courts. The Company indemnifies the community association for these costs pursuant to the provisions of the agreement between the Company and the community association. Costs incurred by the Company for these indemnification obligations for the three and nine months ended September 30, 2017 were approximately $101,000 and $257,000, respectively.  For the three and nine months ended September 30, 2016 settlement costs incurred by the Company were $231,000 and $603,000, respectively. The Company does not limit its indemnification based on amounts ultimately collected from property owners.

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

Under ASC 740-10-30-5, Income Taxes, deferred tax assets should be reduced by a valuation allowance if, based on the weight of available evidence, it is more-likely-than-not (i.e., a likelihood of more than 50%) that some portion or all of the deferred tax assets will not be realized.  The Company considers all positive and negative evidence available in determining the potential realization of deferred tax assets including, primarily, the recent history of taxable earnings or losses.  Based on operating losses reported by the

Company during 2017 and 2016, the Company concluded there was not sufficient positive evidence to overcome this recent operating history. As a result, the Company believes that a valuation allowance is necessary based on the more-likely-than-not threshold noted above. The Company recorded a valuation allowance of approximately of $4,300,000 during the quarter ended September 30, 2017 equal to its net deferred tax asset at that date.

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

Contingencies

The Company accrues for contingent obligations, including estimated legal costs, when the obligation is probable and the amount is reasonably estimable. As facts concerning contingencies become known, the Company reassesses its position and makes appropriate adjustments to the consolidated financial statements. Estimates that are particularly sensitive to future changes include those related to tax, legal, and other regulatory matters. Solaris at Brickell Bay Condominium Association, Inc. v. LM Funding, LLC, Case No: 2014-20043-C, was brought before the Circuit Court of the Eleventh Judicial Circuit, Miami-Dade Civil Division on July 31, 2014. On August 4, 2017, an order by the court was entered on Plaintiff’s Motion for Preliminary Approval of Class Action Settlement Agreement.   The motion of the Plaintiff, Solaris at Brickell Bay Condominium Association, Inc., individually and on behalf of the certified plaintiff class (“Plaintiffs”), for approval of the Class Action Settlement Agreement with Defendant LM Funding, LLC was granted.  LMF, despite its belief that it is not liable for the claims asserted and has good defenses thereto, has nevertheless agreed to enter into this Agreement in order to: (1) avoid any further expense, inconvenience, and distraction of burdensome and protracted litigation and its consequential negative financial effects to LMF’s operations; (2) obtain the releases, orders, and final judgment contemplated by this Agreement; and (3) put to rest and terminate with finality all claims that have been or could have been asserted against LMF by the Class arising from the facts alleged in the Lawsuit and allow LMF to continue its operational model helping associations. In the Court of the Eleventh Judicial Circuit in and for Miami-Dade County, pursuant to the agreement subsequently reached between counsel, all required actions and deadlines set forth in the Parties’ Class Action Settlement Agreement, approved of by the Court in its Order Granting Preliminary Approval of same, dated August 3, 2017, are currently stayed and again extended for thirty (30) more days, effective October 18, 2017. On October 5, a continuation of the abatement was granted for sixty (60) days from the date of the order in the District Court of Appeal of Florida Third District. The Company has accrued the costs of $505,000 as part of the class action settlement agreement. The settlement amount is contingent upon the Company obtaining financing within the allotted timeframe of the settlement agreement.

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

Non-cash Operating and Investing Activities

During the three and nine months ended September 30, 2016, the Company acquired unencumbered title to certain properties as a result of foreclosure proceedings.  Properties were recorded at fair value less cost to dispose of approximately $135,000, for the nine months ended September 30, 2016. There were no unencumbered properties acquired during the three months ended September 30, 2016. The fair value of these properties was first applied to recover the Company’s initial investment with any remaining proceeds applied to interest, late fees, and other amounts owed by the property owner. There were no unencumbered properties acquired and recorded at fair value during the three and nine months ended September 30, 2017.

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

Debt Issue Costs - In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”).  The amended guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  The recognition and measurement guidance for debt issuance costs is not affected by the amendments in this ASU.  The amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2015. Debt issue costs deducted from the carrying amount of the related debt liability in the accompanying consolidated condensed balance sheets were $25,474 and $99,396, respectively, as of September 30, 2017, and December 31, 2016.

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

Amounts collected from property owners and paid to BLG for the three and nine months ended September 30, 2017 were approximately $291,000 and $841,000, respectively.  Amounts collected from property owners and paid to BLG for the three and nine months ended September 30, 2016 were approximately $281,000 and $946,000, respectively.  BLG also recognizes revenue through its general counsel activities it performs for various associations.  For the three and nine months ended September 30, 2017, BLG recognized revenue of approximately $6,000 and $34,000, respectively, related to general counsel work. For the three and nine months ended September 30, 2016, BLG recognized revenue of approximately $2,000 and 20,000, respectively, related to general counsel work. As of September 30, 2017 and December 31, 2016, receivables from property owners for charges ultimately payable to BLG approximate $3,920,000 and $4,385,000, respectively.

Under the related party agreement with BLG in effect during 2017 as well as the previous related party agreement, the Company pays all costs (lien filing fees, process and serve costs) incurred in connection with the collection of amounts due from property owners.  Any recovery of these collection costs are accounted for as a reduction in expense incurred.  The Company incurred expenses related to these types of costs of approximately $128,000 and $394,000, respectively, during the three and nine months ended September 30, 2017.  The Company incurred expenses of $188,000 and $381,000, respectively, for the three and nine months ended September 30, 2016, related to collection costs. Recoveries during three and nine months ended September 30, 2017 related to those costs were approximately $91,000 and $258,000, respectively. The Company recognized collection costs recoveries of $80,000 and $265,000, respectively for the three and nine months ended September 30, 2016.  Following the change in ownership of BLG discussed above, the Company began paying BLG a monthly fee of $7,000 per month plus a minimum fee of $700 per unit in those payoff events where the collection amount was limited to the Super Lien Amount. Effective January 1, 2017, the Company entered into a new services agreement with BLG which partially alters the traditional deferred billing arrangement noted above.  Under the new agreement, the Company pays BLG a fixed monthly fee of $82,000 per month for services rendered.  The Company continues to pay BLG a minimum per unit fee of $700 in any case where there is a collection event and BLG receives no payment from the property owner.  This provision has been expanded to also include any unit where the Company has taken title to the unit or where the association has terminated its contract with either BLG or the Company.  Legal fees charged to the Company by BLG in excess of amounts collected from property owners for the three and nine months ended September 30, 2017 were approximately $266,000 and $787,000, respectively. For the three and nine months ended September 30, 2016, the Company incurred legal fees charged by BLG in the amount of $31,000 and $107,000, respectively.

The Company also shares office space and related common expenses with BLG.  All shared expenses, including rent, are charged to the legal firm based on an estimate of actual usage.  Any expenses of BLG paid by the Company that have not been reimbursed or settled against other amounts are reflected as due from related parties in the accompanying consolidated balance sheet. Amounts receivable from BLG as of September 30, 2017 and December 31, 2016 were approximately $1,661,000 and $1,661,000, respectively.

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

3. OTHER ASSETS

The following table summarizes the Company’s other assets.

	September 30,	December 31,
	2017	2016
Real estate assets owned	$281,200	$734,727
Fixed assets, net	83,849	109,938
Prepaid expenses and other assets	288,250	203,738
	$653,299	$1,048,403

4. LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS

	September 30, 2017	December 31, 2016
Financing agreement with Premium Assignment Corporation. Down payment of $19,000 was required upfront and equal installment payments of approximately $7,806 to be made over a 10 month period. Annualized interst is 5.09%.	$62,445	$-

Promissory note issued to a financial institution, bearing interest at 8%, interest payable monthly, and principal payments due quarterly. Secured by all of the Company’s rights, title, interest, claims, and demands associated with certain condominium units held in LMF SPE #2, LLC and all cash held in LMF SPE #2, LLC. Accrued interest is due monthly beginning January 29, 2015. Under the amended debt agreement, principal payments recommence in July, 2017. Principal payments have not been paid as management is in the process of obtaining new financing as well as in discussions with the lender regarding alternative payment schedules.  Note matures on April 30, 2018 and can be prepaid at any time without penalty. Principal balances for this promissory note were $4,540,274 and $4,540,274, respectively, as of September 30, 2017 and December 31, 2016.  Unamortized debt issuance costs were $24,224 and $96,896, respectively, as of September 30, 2017 and December 31, 2016.

	4,516,050	4,443,378

Promissory note issued to a financial institution, bearing interest at 6% plus one month Libor, principal payments of $60,000 per month plus interest due through maturity on February 1, 2018. This loan is collateralized by all of the accounts receivable, contract rights, and lien rights arising from or relating to collection of Association payments made by the Company relating to certain accounts as well as all deposit accounts and cash of LMF October 2010 Fund, LLC. LM Funding, LLC and its members guaranteed this loan.  Principal balances for this promissory note were $180,000 and $720,000, respectively, as of September 30, 2017 and December 31, 2016. Unamortized debt issuance costs were $1,250 and $2,500, respectively, as of September 30, 2017 and December 31, 2016.

	178,750	717,500
	$4,757,245	$5,160,878

Minimum required principal payments on the Company’s debt as of September 30, 2017 are as follows:

Years Ending
December 31,
2017	$1,105,947
2018	3,676,772
4,782,719
Unamortized debt issue costs	(25,474)
$4,757,245

Under the amended debt agreement with Heartland Bank, principal payments recommenced in July 2017.  See Note 5 below and Note 6. Subsequent events for further discussion.

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

The Company did not pay its quarterly principal payments to its senior lender due on or around July 1, 2017 and October 1, 2017 and is presently in discussion regarding alternative payment schedules.  Presently the senior lender has to date not demanded payment or issued the Company any kind of letter regarding default. The Company has a history of refinancing debt and management is confident that it will be able to successfully refinance the current debt obligations and/or obtain new financing to pay off the existing debt obligations. Management is confident that it will be able to obtain new financing mainly due to the value of its collateral base, real estate owned properties that are unencumbered by a first mortgage, as well as the unsecured claims still owed to LMF and its clients. See Note. 6 Subsequent Events for further discussion regarding obtaining new financing.  If management is not able to finalize a financing agreement, this will increase the likelihood of the Company’s inability to continue as a going concern.  If the financing agreement is not completed in a timely manner, management has alternative plans in place that would assist with mitigating the risk of its inability to continue as a going concern. The Company has sufficient liquidity resources available for operations while management obtains a new financing agreement.  Although the Company experienced significant operating losses in 2016 and through September 30, 2017, management believes that there have been positive financial trends in 2017.  Management has realized significant expense reductions starting in September 2016 particularly within staff costs and payroll, as well as settlement costs with associations. Management also expects a significant reduction in legal expenses going forward as there has been a significant decrease in the number of outstanding claims against the Company compared to prior years. Management intends to undertake additional expense reduction measures until financing is finalized in order to preserve liquidity. In addition, Management has also implemented new sales programs that are resulting in increases in unit acquisitions. For the nine months ended September 30, 2017 and September 30, 2016 new unit acquisitions were 312 and 298, respectively. The Company has also acquired a large real estate base which management has elected to sell a portion of units to increase our liquidity. For the three months ended September 30, 2017, the Company sold six real estate properties for a net amount of approximately $369,000 which assisted with providing additional liquidity for operations. In October 2017, the Company sold one real estate property for a net of approximately $29,000. The Company currently owns six properties with an approximate value of $296,000 that it can sell as necessary. We expect to generate additional liquidity through the monetization of additional real estate as deemed necessary and with additional debt financing actions. We expect these actions will be executed in alignment with the anticipated timing of our liquidity needs. We also continue to explore ways to unlock value across a range of assets, including exploring ways to maximize the value of our unsecured claims.

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

Results of Operations

The Nine Months Ended September 30, 2017 compared with the Nine Months Ended September 30, 2016

Revenues

During the nine months ended September 30, 2017, total revenues decreased by $0.98 million, or 24.4%, to $3.04 million from $4.02 million in the nine months ended September 30, 2016. There was a decrease in payoffs of approximately 27.3% as the Company recorded approximately 579 payoff occurrences for the nine months ended September 30, 2017 compared with 796 payoff occurrences for the nine months ended September 30, 2016.  “Payoffs” consist of recovery of the entire legally collectible portion, or a settlement thereof, of our principal investment, accrued interest, and late fees owed to us from the proceeds of the Accounts collected by the Associations in accordance with our contracts with Associations. We believe the decrease in payoff occurrences is attributed to a change in the overall real estate markets where the Company operates.  We believe the year over year decrease in the number of foreclosures in the Florida market has affected the number of payoff occurrences we experienced in 2016 and has continued into 2017. The decrease in revenue is also attributed to a decrease in revenue per unit. The average revenue per unit per the Statement of Operations, excluding rental revenue decreased to $4,400 for the nine months ended September 30, 2017 compared with $4,800 for the nine months ended September 30, 2016.

We saw an increase in rental revenue in the nine months ended September 30, 2017 of $0.27 million to $0.50 million from $0.23 million for the nine months ended September 30, 2016. This was due to a continued emphasis to increase our rental base.

Operating Expenses

During the nine months ended September 30, 2017, operating expenses decreased $1.82 million, or 28.2%, to $4.63 million from $6.45 million for the nine months ended September 30, 2016. The decrease in operating expenses can be attributed to various factors, including the Company’s cost savings initiative, which was implemented beginning on October 1, 2016. There were significant savings within payroll, professional fees and settlements with associations.   The Company also experienced a decrease in legal fees related to ongoing litigation cases listed within Item 1. Legal Proceedings of Part II of this report. Legal fees, excluding fees from the BLG service agreement, for the nine months ended September 30, 2017 were approximately $383,000 compared with approximately $741,000 for the nine months ended September 30, 2016.  In the ordinary course of our business, we are involved in numerous legal proceedings. We regularly initiate collection lawsuits, using our network of third party law firms, against debtors. In addition, debtors occasionally initiate litigation against us. The settlement costs of these lawsuits decreased by approximately $346,000 to approximately $257,000 compared with approximately $603,000 for the nine months ended September 30, 2016.

These savings were partially offset with the new service agreement with BLG which resulted in an additional expense of approximately $680,000.  See Note 3. Due From Related Party for further discussion regarding the service agreements with BLG.

Interest Expense

During the nine months ended September 30, 2017, interest expense decreased $0.08 million, or 17.4%, to $0.38 million from $0.46 million for the nine months ended September 30, 2016. The overall decrease in interest expense is due to the balances of the debt decreasing as a result of the principal payments being made throughout the year.  This trend should continue as we continue to repay the principal balances of the Company loans. In addition, the amortization of debt issuance costs is to be reported as interest expense under ASU 2015-03 (ASC 835-30-45-3), which is included in the interest expense amount listed above.  During the nine months ended September 30, 2017 and 2016, the amortization of debt issuance costs was $73,922 and $73,922, respectively.

Net Loss

During the nine months ended September 30, 2017, net loss increased $4.05 million to ($5.90 million) from ($1.85 million) for the nine months ended September 30, 2016.  The cost savings listed above were offset by a one-time contingent loss expense recorded in the second quarter of 2017 and the deferred tax asset valuation allowance recorded in the third quarter of 2017. The Company expects the cost savings initiative described above to positively impact results for future periods.

Liquidity and Capital Resources

General

As of September 30, 2017, we had cash and cash equivalents of $0.6 million compared with $2.3 million at December 31, 2016 and $3.6 million at September 30, 2016. This decrease was primarily driven by operating losses recorded in 2016 through the first three quarters of 2017. Cash from operations and financing activities decreased by $1.72 million and $0.57 million, respectively, for the nine months ended September 30, 2017.  Cash from investing activities increased by $0.63 million for the nine months ended September 30, 2017.

Cash from Operations

Net cash used in operations was ($1.72) million during the nine months ended September 30, 2017 compared with ($2.65) million during the nine months ended September 30, 2016. This was primarily driven by a net loss (before income taxes) of approximately $2.44 million for the nine months ended September 30, 2017 compared with a net loss of $2.90 million during the nine months ended September 30, 2016.

Cash from Investing Activities

For the nine months ended September 30, 2017 our finance receivables fell by $0.31 million. This was due to the Company collecting more Accounts than were invested in for the period. Our primary business relies on our ability to invest in Accounts, and during the nine months ended September 30, 2017, the number of active Accounts has decreased compared with the nine months ended September 30, 2016. This balance has been in consistent decline since 2012. This balance is very susceptible to housing market fluctuations, but as we believe our current market penetration is less than 1% in Florida, we believe there is still a large, untapped market for our product offerings to grow in Florida and elsewhere. Regarding our original product, for the nine months ended September 30, 2017, we acquired 264 Accounts (52 HOA Accounts and 212 COA Accounts) for approximately $196,000 compared with 246 Accounts (146 HOA Accounts and 104 COA Accounts) for approximately $109,000 for the nine months ended September 30, 2016. Generally, HOA Accounts under the original product do not have any associated initial cash outlays as we choose to limit our funding amounts for those units. Regarding our New Neighbor Guaranty product, for the nine months ended September 30, 2017, we made a total investment of $155,000 compared with a total investment of $376,000 in the nine months ended September 30, 2016.

Cash from Financing Activities

At September 30, 2017, the principal indebtedness of the Company was $4.8 million compared with $5.8 million at September 30, 2016. On March 31, 2017, LM Funding executed an amendment, effective as of March 15, 2017, to its note payable with Heartland Bank, see Note 4. Long-Term Debt and Other Financing Arrangements.  This amendment deferred all principal payments from January 1, 2017 through July 1, 2017.  During this period, the note was paid on an interest only basis.  In July 2017, scheduled principal payments recommenced but were not paid by the Company pending the anticipated refinancing discussed at Note 6.  This amendment extended the term of the loan to April 30, 2018 with a principal payment due on that date of $3,173,172.

Debt of the Company consisted of the following at September 30, 2017 and September 30, 2016:

	September 30, 2017	September 30, 2016
Financing agreement with Premium Assignment Corporation. Down payment of $19,000 was required upfront and equal installment payments of approximately $7,806 to be made over a 10 month period. Annualized interst is 5.09%.	$62,445	$-

Promissory note issued to a financial institution, bearing interest at 8%, interest payable monthly, and principal payments due quarterly. Secured by all of the Company’s rights, title, interest, claims, and demands associated with certain condominium units held in LMF SPE #2, LLC and all cash held in LMF SPE #2, LLC. Accrued interest is due monthly beginning January 29, 2015. Under the amended debt agreement, principal payments recommence in July, 2017.  Principal payments have not been paid as management is in the process of obtaining new financing as well as in discussions with the lender regarding alternative payment schedules. Note matures on April 30, 2018 and can be prepaid at any time without penalty. Principal balances for this promissory note were $4,540,274 and $4,978,280, respectively, as of September 30, 2017 and 2016.  Unamortized debt issuance costs were $24,224 and $121,120, respectively, as of September 30, 2017 and 2016.

	4,516,050	4,857,160

Promissory note issued to a financial institution, bearing interest at 6% plus one month Libor, principal payments of $60,000 per month plus interest due through maturity on February 1, 2018. This loan is collateralized by all of the accounts receivable, contract rights, and lien rights arising from or relating to collection of Association payments made by the Company relating to certain accounts as well as all deposit accounts and cash of LMF October 2010 Fund, LLC. LM Funding, LLC and its members guaranteed this loan.  Principal balances for this promissory note were $180,000 and $900,000, respectively, as of September 30, 2017 and 2016. Unamortized debt issuance costs were $1,250 and $2,917 respectively, as of September 30, 2017 and 2016.

	178,750	897,083
	$4,757,245	$5,754,243

As of September 30, 2017, minimum required principal payments on notes payable are $1,105,947 in 2017, and $3,676,772 in 2018. Under the amended debt agreement with Heartland Bank, principal payments recommenced in July 2017. These debt obligations, if not refinanced, will raise substantial doubt about the Company’s ability to continue as a going concern.  See Note 5. Management’s Plans and Note 6. Subsequent events for further discussion.

In addition, the Company’s related party balance has remained relatively flat at $1.66 million as of September 30, 2017 compared with $1.66 million as of December 31, 2016.  The Company expects this balance to decrease in the future in direct correlation with our expectation for payouts to increase. The revision of the BLG service agreement will also assist with the repayment of this related party balance.  See Note 2. Due From Related Party Related Party Transactions for further discussion on the Company’s related party receivable balance and new BLG service agreement.

Results of Operations

The Three Months Ended September 30, 2017 compared with the Three Months Ended September 30, 2016

Revenues

During the three months ended September 30, 2017, total revenues increased by $0.03 million, or 3.0%, to $1.04 million from $1.01 million in the three months ended September 30, 2016. Payoffs were relatively flat as there was a decrease of approximately 1.4% as the Company recorded approximately 214 payoff occurrences for the three months ended September 30, 2017 compared with 217 payoff occurrences for the three months ended September 30, 2016.  “Payoffs” consist of recovery of the entire legally collectible portion, or a settlement thereof, of our principal investment, accrued interest, and late fees owed to us from the proceeds of the Accounts collected by the Associations in accordance with our contracts with Associations. We believe the consistency in payoff occurrences is attributed to a stabilization in the overall real estate markets where the Company operates.  We believe the year-over-year decrease in the number of foreclosures in the Florida market has affected the number of payoff occurrences we experienced in 2016 and has continued into 2017. The evenness in revenue is also attributed to a symmetry in revenue per unit. The average revenue per unit per the Statement of Operations, excluding rental revenue was relatively consistent at $4,100 for the three months ended September 30, 2017 compared with $4,100 for the three months ended September 30, 2016.

We saw an increase in rental revenue in the three months ended September 30, 2017 of $0.05 million to $0.16 million from $0.11 million for the three months ended September 30, 2016. This was due to a continued emphasis to increase our rental base.

Operating Expenses

During the three months ended September 30, 2017, operating expenses decreased $0.82 million, or 35.5%, to $1.49 million from $2.31 million for the three months ended September 30, 2016. The decrease in operating expenses can be attributed to various factors, including the Company’s cost savings initiative, which was implemented beginning on October 1, 2016. There were significant savings within payroll, professional fees and settlements with associations.   The Company also experienced a decrease in legal fees related to ongoing litigation cases listed within Item 1. Legal Proceedings of Part II of this report. For the three months ended September 30, 2017, legal fees excluding fees from the BLG service agreement were approximately $88,000 compared with approximately $234,000 for the three months ended September 30, 2016.  In the ordinary course of our business, we are involved in numerous legal proceedings. We regularly initiate collection lawsuits, using our network of third-party law firms, against debtors. In addition, debtors occasionally initiate litigation against us. The settlement costs of these lawsuits decreased by approximately $130,000 to approximately $101,000 compared with approximately $231,000 for the three months ended September 30, 2016.

These savings were partially offset with the new service agreement with Business Law Group (BLG) which resulted in an additional expense of approximately $235,000.  See Note 3. Due From Related Party for further discussion regarding the service agreements with BLG.

Interest Expense

During the three months ended September 30, 2017, interest expense decreased $0.02 million, or 14.3%, to $0.12 million from $0.14 million for the three months ended September 30, 2016. The overall decrease in interest expense is due to the balances of the debt decreasing due to the principal payments being made throughout the year.  This trend should continue as we continue to repay the principal balances of the Company loans. In addition, the amortization of debt issuance costs is to be reported as interest expense under ASU 2015-03 (ASC 835-30-45-3), which is included in the interest expense amount listed above.  During the three months ended September 30, 2017 and 2016, the amortization of debt issuance costs was $24,641 and $24,640, respectively.

Net Loss

During the three months ended September 30, 2017, net loss increased $3.78 million to ($4.70 million) from ($0.92 million) for the three months ended September 30, 2016.  The cost savings listed above were partially offset by a one-time contingent loss expense recorded in the second quarter of 2017 and the deferred tax asset valuation allowance recorded in the third quarter of 2017. The Company expects the cost savings initiative described above to positively impact results for future periods.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Solaris at Brickell Bay Condominium Association, Inc. v. LM Funding, LLC, Case No: 2014-20043-C, was brought before the Circuit Court of the Eleventh Judicial Circuit, Miami-Dade Civil Division on July 31, 2014. On August 4, 2017, an order by the court was entered on Plaintiff’s Motion for Preliminary Approval of Class Action Settlement Agreement.   The motion of the Plaintiff, Solaris at Brickell Bay Condominium Association, Inc., individually and on behalf of the certified plaintiff class (“Plaintiffs”), for approval of the Class Action Settlement Agreement with Defendant LM Funding, LLC was granted.  LMF, despite its belief that it is not liable for the claims asserted and has good defenses thereto, has nevertheless agreed to enter into this Agreement in order to: (1) avoid any further expense, inconvenience, and distraction of burdensome and protracted litigation and its consequential negative financial effects to LMF’s operations; (2) obtain the releases, orders, and final judgment contemplated by this Agreement; and (3) put to rest and terminate with finality all claims that have been or could have been asserted against LMF by the Class arising from the facts alleged in the Lawsuit and allow LMF to continue its operational model helping associations. In the Court of the Eleventh Judicial Circuit in and for Miami-Dade County, pursuant to the agreement subsequently reached between counsel, all required actions and deadlines set forth in the Parties’ Class Action Settlement Agreement, approved of by the Court in its Order Granting Preliminary Approval of same, dated August 3, 2017, are currently stayed and again extended for thirty (30) more days, effective October 18, 2017. On October 5, a continuation of the abatement was granted for sixty (60) days from the date of the order in the District Court of Appeal of Florida Third District.

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

As of September 30, 2017, we have used $9.0 million of the net proceeds, to repurchase a non-controlling interest ($0.25 million), repay a debt ($3.11 million), make interest payments ($0.89 million), fund our original product ($0.34 million), fund our New Neighbor Guaranty program ($0.71 million) and make real estate owned investments ($0.57 million).  The remainder of the funds have been invested in accordance with our investment policy as well as used in normal operations of the Company.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

LM FUNDING AMERICA, INC.

Date: November 14, 2017	By:	/s/ Bruce M. Rodgers
Bruce M. Rodgers
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: November 14, 2017	By:	/s/ Gregory Gist
Gregory Gist
Vice President, Chief Accounting Officer
(Principal Accounting Officer)