Form 10-K
period 2017-12-31
LM FUNDING AMERICA, INC.
filed 2018-04-17
CIK 1640384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Title of each ClassName of each exchange on which registered

Common Stock, Par Value $0.001 Per ShareNasdaq Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of voting and nonvoting common equity held by non-affiliates of the Registrant was approximately $13,749,450 as of the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares of the Registrant’s Common Stock outstanding as of April 12, 2018 was 6,253,189.

PART I

Item 1. Business.

We are a specialty finance company that provides funding to nonprofit community associations primarily located in the state of Florida. As of February 2016, we also began operations in Illinois, which is the fourth-largest assessment market in the United States for community associations. We offer incorporated nonprofit community associations, which we refer to as “Associations,” a variety of financial products customized to each Association’s financial needs. Our original product offering consists of providing funding to Associations by purchasing their rights under delinquent accounts that are selected by the Associations arising from unpaid Association assessments. Historically, we provided funding against such delinquent accounts, which we refer to as “Accounts,” in exchange for a portion of the proceeds collected by the Associations from the account debtors on the Accounts. We have started purchasing Accounts on varying terms tailored to suit each Association’s financial needs, including under our New Neighbor Guaranty™ program.

Under our original line of business, we purchase Associations’ right to receive a portion of the Association’s collected proceeds from owners that are not paying their assessments. After taking assignment of an Association’s right to receive a portion of the Association’s proceeds from the collection of delinquent assessments, we engage law firms to perform collection work on a deferred billing basis wherein the law firms receive payment upon collection from the account debtors or a predetermined contracted amount if payment from account debtors is less than legal fees and costs owed. Under this business model, we typically fund an amount equal to or less than the statutory minimum an Association could recover on a delinquent account for each Account, which we refer to as the “Super Lien Amount”. Upon collection of an Account, the law firm working on the Account, on behalf of the Association, generally distributes to us the funded amount, interest, and administrative late fees, with the law firm retaining legal fees and costs collected, and the Association retaining the balance of the collection. In connection with this line of business, we have developed proprietary software for servicing Accounts, which we believe enables law firms to service Accounts efficiently and profitably.

Under the New Neighbor Guaranty program, an Association will generally assign substantially all of its outstanding indebtedness and accruals on its delinquent units to us in exchange for payment by us of monthly dues on each delinquent unit. This simultaneously eliminates a substantial portion of the Association’s balance sheet bad debts and assists the Association to meet its budget by receiving guaranteed monthly payments on its delinquent units and relieving the Association from paying legal fees and costs to collect its bad debts. We believe that the combined features of the program enhance the value of the underlying real estate in an Association and the value of an Association’s delinquent receivables. We intend to leverage our proprietary software platform, as well as our industry experience and knowledge gained from our original line of business, to expand the New Neighbor Guaranty program in certain situations and to potentially develop other new products in the future.

Because we acquire and collect on the delinquent receivables of Associations, the Account debtors are third parties about whom we have little or no information. Therefore, we cannot predict when any given Account will be paid off or how much it will yield. In assessing the risk of purchasing Accounts, we review the property values of the underlying units, the governing documents of the relevant Association, and the total number of delinquent receivables held by the Association.

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

In other states in which we have offered our original product, which are currently only in Washington, Colorado and Illinois, we rely on statutes that we believe are similar to the above-described Florida statutes in relevant respects. A total of approximately 22 U.S. states, Puerto Rico and the District of Columbia have super lien statutes that give Association assessments super lien status under some circumstances, and of these states, we believe that all of these jurisdictions other than Alaska have a regulatory and business environment that would enable us to offer our original product to Associations in those states on materially the same basis.

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

Before we implement the New Neighbor Guaranty program, an Association typically asks us to conduct a review of its accounts receivable. After we have conducted the review, we inform the Association which Accounts we are willing to purchase and the terms of such purchase. Once we implement the New Neighbor Guaranty program, we begin making scheduled payments to the Association on the Accounts as if the Association had non-delinquent residents occupying the units underlying the Accounts. Our New Neighbor Guaranty contracts typically allow us to retain all collection proceeds on each Account other than special assessments and accelerated assessment balances. Thus, the Association foregoes the potential benefit of a larger future collection in exchange for the certainty of a steady stream of immediate payments on the Account.

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

Industry Overview

According to the Community Association Institute (“CAI”), as of January 2016, 65 million people lived in 328,500 Associations in the United States. As a percentage, homeowners associations accounted for between 51-55% of the total and condominium associations accounted for between 42-45% of the total, with cooperatives comprising the balance. As of December 2016, Florida had nearly eight million residents living in more than 47,000 community associations. Assuming the national distribution of property types exists in Florida, Florida has approximately 24,000 homeowners associations and 20,000 condominium associations. During the fiscal year ended December 31, 2017, we contracted with approximately 500 community associations. We believe opportunity remains abundant in our other geographic markets.

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

According to the CAI, as of December 2016, in Florida where we have primarily operated, Associations annually assess their residents $9 billion and nationwide, annual assessments by Associations are $65 billion. We believe we are the largest purchaser of delinquent Accounts in Florida, with total purchases of approximately $309 million over a ten-year period. The balance of delinquent Accounts are serviced by lawyers, collection companies, our competitors, or not serviced at all. We believe we offer Associations a better financial solution to Account delinquencies and that Associations will increasingly turn to us and our products as a solution to handle Account delinquencies.

Our Strategy

Our primary objective is to utilize our competitive strengths, including our proprietary technology and our management’s experience and expertise in buying and collecting Association Accounts, to grow our business in Florida and in other states by identifying, evaluating, pricing, and acquiring Association Accounts and maximizing collections of such Accounts in a cost efficient manner. The principal elements of our strategy and competitive advantage are as follows:

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

•

Providing our proprietary software to our partner law firms in order to cost effectively track, control, and collect purchased Accounts and maintain low fixed overhead. Our proprietary software provides a competitive advantage that enables law firms’ lawyers to efficiently handle approximately 1,000 accounts at a time with a high degree of uniformity and accuracy based upon historical caseload per lawyer of Business Law Group, P.A., one of our partner law firms. This enables our law firms to operate more efficiently and profitably, while simultaneously enabling us to cost effectively track and control our Accounts on a real-time basis.

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

Employees

As of April 12, 2018, we had 11 employees, of which 10 are full-time.

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

Item 1A. Risk Factors.

You should carefully consider each of the risks described below, together with all of the other information contained in this Annual Report on Form 10-K, before making an investment decision with respect to our securities. If any of the following risks actually occur, our business, financial condition, results of operations, or cash flow could be materially and adversely affected and you may lose all or part of your investment.

Risks Relating to Our Business

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

Although we utilize our proprietary software and in-house staff to track, monitor, and direct the collection of our Accounts, we depend upon third-party law firms to perform the collection work. As a result, we are dependent upon the efforts of our third-party law firms, particularly Business Law Group, P.A. (“BLG”) to service and collect our Accounts. As of December 31, 2017, BLG was responsible for servicing over 98% of our Accounts. Our revenues and profitability could be materially affected if:

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

As of April 12, 2018, we had an aggregate of $500,000 in senior secured convertible debt obligations that will become due within a year.  Although we have a history of successfully refinancing our debt obligations, there is no assurance that we will be able to refinance our current indebtedness on a timely basis in view of recent operating losses, pending litigation, market conditions, and/or other reasons that we cannot currently foresee.  Inability to refinance these debt obligations when due could raise substantial doubt about our ability to continue as a going concern. In the event that we are unable to refinance our indebtedness when due, our intent is to generate liquidity through the monetization of owned real estate assets, which we believe, in combination with recent expense cuts and new sales programs that are resulting in increases in Account acquisitions for 2018, will mitigate the risks to our liquidity associated with any inability to refinance our indebtedness.  However, we cannot predict, with certainty, the outcome of our actions to generate liquidity, including the availability of additional debt financing, or whether such other actions would generate the expected liquidity as currently planned or needed. Additionally, a failure to generate additional liquidity could negatively impact our ability to acquire new Accounts.

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

Our current credit facilities impose certain restrictive covenants and future credit facilities may include restrictive covenants, including financial covenants, that restrict our ability to operate our business. Our existing credit facilities restrict us from undertaking additional indebtedness, a sale of substantially all of our assets, a merger, or other type of business consolidation. Failure to satisfy any of these covenants could result in all or any of the following:

(i)	acceleration of the payment of our outstanding indebtedness;
(ii)	cross defaults to and acceleration of the payment under other financing arrangements;
(iii)	our inability to borrow additional amounts under our existing financing arrangements; and
(iv)	our inability to secure financing on favorable terms or at all from alternative sources.

The Rodgers family has significant influence over our company, substantially reducing the influence of our other stockholders.

As of December 31, 2017, Bruce M. Rodgers, our Chairman and Chief Executive Officer and his family, including trusts or custodial accounts of minor children of each of Mr. Rodgers and his wife Carollinn Gould, beneficially own, in the aggregate, 36% of our outstanding shares of common stock. As a result, the Rodgers family is able to significantly influence the actions that require stockholder approval, including the election of a majority of our directors and the approval of mergers, sales of assets or other corporate transactions or matters submitted for stockholder approval. As a result, our other stockholders may have little or no influence over matters submitted for stockholder approval. In addition, the Rodgers family’s influence could deter or preclude any unsolicited acquisition of us and consequently materially adversely affect the price of our common stock.

We may encounter difficulties managing changes in our business including cyclical growth and declines, which could disrupt our operations, and there is no assurance that any such growth (if experienced) can be sustained.

From time to time since our inception, we have experienced periods of significant growth and declines.  Although there is no assurance that we will again experience periods of significant growth or continued declines in the future, if we do, there can be no assurance that we will be able to manage our changing operations effectively or that we will be able to maintain or accelerate our growth, and any failure to do so could adversely affect our ability to generate revenues and control expenses. Future growth will depend upon a number of factors, including:

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

We are a defendant in an action entitled Solaris at Brickell Bay Condominium Association, Inc. v. LM Funding, LLC, which was brought before the Circuit Court of the Eleventh Judicial Circuit, Miami-Dade Civil Division on July 31, 2014. On August 4, 2017, an order by the court was entered on Plaintiff’s Motion for Preliminary Approval of Class Action Settlement Agreement. In the order, the motion of the Plaintiff, Solaris at Brickell Bay Condominium Association, Inc., individually and on behalf of the certified plaintiff class (“Plaintiffs”), for approval of the Class Action Settlement Agreement (the “Settlement Agreement”) with Defendant LM Funding, LLC was granted. LMF, despite its belief that it is not liable for the claims asserted and that it has good defenses thereto, nevertheless agreed to enter into this Agreement in order to: (1) avoid any further expense, inconvenience, and distraction of burdensome and protracted litigation and its consequential negative financial effects to LM Funding, LLC  operations; (2) obtain the releases, orders, and final judgment contemplated by the Settlement Agreement; and (3) put to rest and terminate with finality all claims that had been or could have been asserted against LM Funding, LLC by the Planiiffs arising from the facts alleged in the lawsuit. Pursuant to the agreement subsequently reached between counsel, all required actions and deadlines set forth in the Settlement Agreement are currently stayed. On March 1, 2018, a continuation of the abatement was granted until April 2, 2018. As of December 31, 2017, the Company had accrued costs of $505,000 as part of the Settlement Agreement. The settlement amount was contingent upon the Company obtaining sufficient financing within the allotted timeframe of the Settlement Agreement. On April 2, 2018, the Plaintiffs withdrew from the Settlement Agreement. The Company will pursue certain legal remedies to defend itself against the allegations.

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

Sales of a substantial number of shares of our common stock in the public market could cause a decrease in the market price of our common stock. We had 6,253,189 shares of common stock issued and outstanding as of December 31, 2017. We may issue additional shares in connection with our business and may grant stock options to our employees, officers, directors and consultants under our stock option plans or warrants to third parties. If a significant portion of these shares were sold in the public market, the market value of our common stock could be adversely affected.

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

Our primary business relates to revenues from Accounts purchased by us, which are almost all based in Florida, and our primary source of revenue consists of payments made by condominium and home owners to satisfy the liens against their condominiums and homes. As of December 31, 2017 and December 31, 2016, Florida represented 100% and 99%, respectively, of our Accounts. An economic recession, adverse market conditions in Florida, and/or significant property damage caused by hurricanes, tornadoes or other inclement weather could adversely affect the ability of these condominium and home owners to satisfy the liens against their condominiums and homes, which could, in turn, have a material adverse effect on our financial condition and results of operations.

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

It can take our third-party law firms anywhere from three months to four years or longer to collect on an Account. Approximately 81% of our Accounts were purchased prior to 2014, with some being purchased as early as 2008. Due to various factors, including those discussed above, we cannot project the payoff date for any Account. This indeterminate holding period reduces our liquidity and ability to fund our operations. If our ability to collect on a material number of Accounts was significantly delayed, it could adversely affect our cash flows and ability to fund our operations.

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

Sales of a substantial number of shares of our common stock in the public market could cause a decrease in the market price of our common stock. We had authorized 10,000,000 and 5,000,000 shares of common stock and preferred stock, respectively as of December 31, 2017 and December 31, 2016.

We had 6,253,189 and 3,300,000 shares of common stock issued and outstanding as of December 31, 2017 and December 31, 2016, respectively. In addition, pursuant to our 2015 Omnibus Incentive Plan, options to purchase 112,904 and 215,368 respectively, shares of our common stock were outstanding as of December 31, 2017 and December 31, 2016, of which 62,904 and 94,500, respectively were exercisable.

There were 1,200,000 warrants issued and outstanding as of December 31, 2017 and December 31, 2016. On April 2, 2018 we issued warrants to purchase 400,000 shares of our common stock in conjunction with a $500,000 senior secured indebtedness transaction.

We may issue additional shares in connection with our business and may grant additional stock options or restricted shares to our employees, officers, directors and consultants under our present or future equity compensation plans or we may issue warrants to third parties outside of such plans. If a significant portion of these shares were sold in the public market, the market value of our common stock could be adversely affected.

The market price and trading volume of our units, shares of common stock and warrants may be volatile, and you may not be able to resell your shares of common stock or warrants (as the case may be) at or above the price you paid for them.

Our securities may trade at prices significantly below the price you paid for it, in which case, holders of our securities may experience difficulty in reselling, or an inability to sell, our securities. In addition, when the market price of a company’s equity drops significantly, equity holders often institute securities class action lawsuits against the company. A lawsuit against us could cause us to incur substantial costs and could divert the time and attention of our management and other resources away from the day-to-day operations of our business.

Effective December 26, 2017, we are no longer a “controlled company” within the meaning of the rules of The NASDAQ Capital Market and, as a result, we no longer qualify for, or are able to rely on, exemptions from certain corporate governance requirements.

The entities controlled by Bruce M. Rodgers, our Chairman and Chief Executive Officer, and Carollinn Gould, our Vice President-General Manager and director, historically controlled a majority of the voting power of our common stock. As a result, until December 26, 2017, we were a “controlled company” within the meaning of the corporate governance standards of The NASDAQ Capital Market.

Because we are no longer a controlled company effective December 26, 2017, we will have to transition into compliance with the following NASDAQ requirements (subject to certain phase-in periods under the Nasdaq rules):

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

We cannot assure you that securities analysts will cover our company. As of December 31, 2017, no securities analyst covers our company. If securities analysts do not cover our company, this lack of coverage may adversely affect the trading price of our securities. In the event that securities analyst begin to cover our company, the trading market for our securities will rely in part on the research and reports that such securities analysts publish about us and our business. If one or more of the analysts who cover our company downgrades our securities, the trading price of our securities may decline. If one or more of these analysts then ceases to cover our company, we could lose visibility in the market, which, in turn, could also cause the trading price of our securities to decline. Further, because of our small market capitalization, it may be difficult for us to attract securities analysts to cover our company, which could significantly and adversely affect the trading price of our securities.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our executive and administrative offices are located in Tampa, Florida, where we lease approximately 11,000 square feet of general office space for approximately $28,000 per month, plus utilities. The lease was renewed March 2, 2014 and expires on July 31, 2019. We sublease to a third party approximately 2,800 square feet for $5,900 per month.

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

We are a defendant in an action entitled Solaris at Brickell Bay Condominium Association, Inc. v. LM Funding, LLC, which was brought before the Circuit Court of the Eleventh Judicial Circuit, Miami-Dade Civil Division on July 31, 2014. On August 4, 2017, an order by the court was entered on Plaintiff’s Motion for Preliminary Approval of Class Action Settlement Agreement. In the order, the motion of the Plaintiff, Solaris at Brickell Bay Condominium Association, Inc., individually and on behalf of the certified plaintiff class (“Plaintiffs”), for approval of the Class Action Settlement Agreement (the “Settlement Agreement”) with Defendant LM Funding, LLC was granted. LMF, despite its belief that it is not liable for the claims asserted and that it has good defenses thereto, nevertheless agreed to enter into this Agreement in order to: (1) avoid any further expense, inconvenience, and distraction of burdensome and protracted litigation and its consequential negative financial effects to LM Funding, LLC  operations; (2) obtain the releases, orders, and final judgment contemplated by the Settlement Agreement; and (3) put to rest and terminate with finality all claims that had been or could have been asserted against LM Funding, LLC by the Plantiffs arising from the facts alleged in the lawsuit. Pursuant to the agreement subsequently reached between counsel, all required actions and deadlines set forth in the Settlement Agreement are currently stayed. On March 1, 2018, a continuation of the abatement was granted until April 2, 2018. As of December 31, 2017, the Company had accrued costs of $505,000 as part of the Settlement Agreement. The settlement amount was contingent upon the Company obtaining sufficient financing within the allotted timeframe of the Settlement Agreement. On April 2, 2018, the Plaintiffs withdrew from the Settlement Agreement. The Company will pursue certain legal remedies to defend itself against the allegations.

Item 4. Mine Safety Disclosures.

None

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Following our initial public offering, our units, consisting of one share of our common stock and one warrant to purchase one share of our comment stock, were quoted on the NASDAQ Capital Market under the symbol “LMFAU” until they ceased trading on December 7, 2015.

Effective December 8, 2015, our common stock and common stock warrants became separately quoted on the NASDAQ Capital Market under the symbols “LMFA” and “LMFAW,” respectively. On December 31, 2017 there was 1 holder of record of our common stock and 1 holder of record of our common stock warrants.

The following table sets forth the quarterly high and low sales prices for the common stock and common stock warrants as reported by the Nasdaq Stock Market for the periods indicated:

	Common Stock		Common Stock Warrants
	High	Low	High	Low
2017
First Quarter	$4.49	3.87	0.46	0.04
Second Quarter	$4.62	3.75	0.30	0.12
Third Quarter	$4.48	1.11	0.18	0.05
Fourth Quarter	$6.65	1.24	0.30	0.03

2016
First Quarter	$9.89	7.40	1.98	0.36
Second Quarter	$9.50	7.76	1.10	0.32
Third Quarter	$8.92	6.33	1.04	0.30
Fourth Quarter	$8.07	4.02	1.00	0.17

Dividends

The Company did not declare any dividends for the fiscal years 2017 and 2016. Future dividend payments will be at the discretion of our Board of Directors and will depend upon our financial condition, operating results, capital requirements and any other factors our Board of Directors deems relevant. In addition, our agreements with our lender may, from time to time, restrict our ability to pay dividends. Currently there are such restrictions under our agreements with our lender.

Securities Authorized for Issuance Under Equity Compensation Plans

See “Equity Compensation Plan Information” in Part III, Item 12 of this Annual Report on Form 10-K.

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

As of December 31, 2017, we have used the $9.7 million of the net proceeds for various purposes including repurchase of non-controlling interest ($.25 million), repayment of debt ($3.0 million), debt interest payments ($1.0 million), funding of our original product ($.15 million), funding of our New Neighbor Guaranty program ($0.56 million) and real estate owned investments ($0.54 million).  The remainder of the funds have been invested in accordance with our investment policy as well as used in normal operations of the Company.

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

We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Important factors which could materially affect our results and our future performance include, without limitation, our ability to purchase defaulted consumer receivables at appropriate prices, competition to acquire such receivables, dependent upon third party law firms to service our accounts, ability to obtain funds to purchase receivables, ability to manage growth or declines in the business, changes in government regulations that affect our ability to collect sufficient amounts on our defaulted consumer receivables, the impact of class action suits and other litigation, keeping software systems updated to operate our business, our ability to employ and retain qualified employees, our ability to establish and maintain internal accounting controls, changes in the credit or capital markets, changes in interest rates, deterioration in economic conditions, and negative press regarding the debt collection industry which may have a negative impact on a debtor’s willingness to pay the debt we acquire, as well as other factors set forth under “Risk Factors” in this report.

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

In our original product offering, we typically purchase an Association’s right to receive a portion of the proceeds collected from delinquent unit owners. Once under contract, we engage law firms, typically on behalf of our Association clients pursuant to a power of attorney, to perform collection work on delinquent unit accounts. Our law firms typically service collection matters on a deferred billing basis whereby payment is received upon collection from the delinquent unit account debtors or at a predetermined contractual rate if amounts collected from delinquent unit account debtors are less than legal fees and costs incurred. We typically fund an amount less than or equal to the statutory “Super Lien Amount” an Association would recover at some point in the future based on the Association’s statutory lien priority. Upon collection of an Account, the law firm retained for the collection matter distributes proceeds pursuant to the terms of the agreement by and between the Association and us. Not all agreements are the same, but our typical payoff distribution will result in us first recovering amounts advanced to the Association, interest, late fees, and costs advanced, with legal fees kept by the retained law firm, and assessment amounts remitted to the Association client. In connection with our business, we have developed proprietary software for servicing Accounts, which we believe enables law firms to service Accounts efficiently and profitably.

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

Results of Operations

The Year Ended December 31, 2017 compared with the Year Ended December 31, 2016

Revenues

During the year ended December 31, 2017, total revenues decreased by $0.5 million, or 10.4%, to $4.4 million from $4.9 million in the year ended December 31, 2016.  The decrease is due in part to a decrease in interest, administrative and late fees collected during the year offset in part by increased rental revenue of $0.4 million.

The decrease in interest, administrative and late fees was the result of a decrease in the average revenue collected per unit.  The average revenue per unit decreased to $3,400 for the year ended December 31, 2017 compared with $4,700 for the year ended December 31, 2016.  However, there was an 11% increase in payoffs as the Company recorded approximately 1,063 payoff occurrences for the year ended December 31, 2017 compared with 959 payoff occurrences for the year ended December 31, 2016.  “Payoffs” consist of recovery of the entire legally collectible portion, or a settlement thereof, of our principal investment, accrued interest, and late fees owed to us from the proceeds of the Accounts collected by the Associations in accordance with our contracts with Associations. The increase in the number of payoffs was partially offset by a decrease in revenue per unit.

We saw an increase in rental revenue for the year ended December 31, 2017 of $0.4 million to $0.7 million from $0.3 million for the year ended December 31, 2016. This was due to improving the utilizing of our rental base in 2017.  There were 68 rental units in the portfolio as December 31, 2017 compared with 67 rental units as of December 31, 2016.

Operating Expenses

During the year ended December 31, 2017, operating expenses decreased $0.1 million, or 1.5%, to $7.9 million from $8.0 million for the year ended December 31, 2016. The decrease in operating expenses can be attributed to various factors including the reduction in staffing costs of $1.1 million resulting from the fact that we had fewer employees in 2017 than we did in 2016, lower settlement costs of $0.4 million, reduced stock compensation costs of $0.2 million and reduced travel expenses of $0.1 million offset in part by the bad debt allowance for related parties of $1.4 million and increases in professional fees of $0.3 million due in part to litigation relating to the Settlement Agreement listed within Item 1. Item 3. Legal Proceedings of this Annual Report on Form 10-K.

Legal fees (excluding fees paid pursuant to our service agreement with BLG), for the year ended December 31, 2017 were approximately $1.3 million compared with approximately $1.0 million for the year ended December 31, 2016 due in part to the class action lawsuit.  In the ordinary course of our business, we are involved in numerous legal proceedings. We regularly initiate collection lawsuits, using our network of third party law firms, against debtors. In addition, debtors occasionally initiate litigation against us. Legal fees for BLG for the year ended December 31, 2107 were $1.1 million compared to $1.1 million for the year ended December 31, 2016.   See Note 10. Related Party Transactions for further discussion regarding the service agreements with BLG.

Interest Expense

During the year ended December 31, 2017, interest expense was relatively flat at $0.6 million compared to $0.6 million for the year ended December 31, 2016.

The Company was able to repay most of its indebtedness through a stock for debt exchange in December 2017. As a result of that exchange, we accelerated the amortization of the remaining debt issuance costs of $0.1 million. The amortization of debt issuance costs is being reported as interest expense under ASU 2015-03 (ASC 835-30-45-3).

Loss on Retirement of Debt

During the year ended December 31, 2017, the Company incurred approximately $604,000 loss on the settlement of its debt upon the issuance of approximately 2.9 million shares for $4.7 million in principal, accrued interest and late fees.

Loss on Litigation

During the year ended December 31, 2017, the Company accrued costs of $505,000 as part of the Settlement Agreement entered into in connection with the Solaris at Brickell Bay Condominium Association, Inc. v. LM Funding case.  See “Part I. Item 3. Legal Proceedings” of this Annual Report on Form 10-K for additional information.

Income Tax Provision (Benefit)

During the year ended December 31, 2017, the income tax provision was $3.4 million due to the Company recording a valuation allowance as compared to a $1.3 million income tax benefit for the year ended December 31, 2016.

Under ASC 740-10-30-5, Income Taxes, deferred tax assets should be reduced by a valuation allowance if, based on the weight of available evidence, it is more-likely-than-not (i.e., a likelihood of more than 50%) that some portion or all of the deferred tax assets will not be realized.  The Company considers all positive and negative evidence available in determining the potential realization of deferred tax assets including, primarily, the recent history of taxable earnings or losses.  Based on operating losses reported by the Company during 2017 and 2016, the Company concluded there was not sufficient positive evidence to overcome this recent operating history. As a result, the Company believes that a valuation allowance is necessary based on the more-likely-than-not threshold noted above. The Company therefore recorded a valuation allowance of approximately of $3.4 million for the year ended December 31, 2017.

Net Loss

During the year ended December 31, 2017, the Company generated a net loss of $8.6 million as compared to a net loss of $2.4 million for the year ended December 31, 2016 for the reasons mentioned above.

Liquidity and Capital Resources

General

As of December 31, 2017, we had cash and cash equivalents of $0.6 million compared with $2.3 million at December 31, 2016. The decrease in cash is due to uses of cash in operating activities and repayment of indebtedness.  The decrease was partially offset by an increase in cash provided by investing activities in the amount of $0.9 million due primarily from proceeds of $0.5 million from the sale of real estate assets held for sale.

Cash from Operations

Net cash used in operations was $2.1 million during the year ended December 31, 2017 compared with $3.4 during the year ended December 31, 2016. This change was primarily driven by a $1.1 million reduction in staff costs and payroll, a $0.4 million reduction in other operating expenses including legal fees and increased rental revenue of $0.4 million offset in part by a reduction in all other revenue of $0.8 million.

Cash from Investing Activities

For the year ended December 31, 2017, cash generated from our net finance receivables fell by $0.5 million. This was due to the Company not collecting as much on Accounts than what was invested for the period as compared to the prior year.

Our primary business relies on our ability to invest in accounts, and during the year ended December 31, 2017, this balance decreased compared with the year ended December 31, 2016. This balance has been in consistent decline since 2012. This balance is very susceptible to housing market fluctuations.

Cash from Financing Activities

At December 31, 2017, indebtedness of the Company was $0.1 million compared with $5.2 million at December 31, 2016. During the year ended December 31, 2017, the Company settled its primary senior secured debt by issuing 2.9 million shares for $4.7 million in principal, accrued interest and late fees. The Company also used $0.8 million to repay another outstanding loan to a financial institution.

In addition, during the year ended December 31, 2017, the Company’s related party balance decreased $1.7 million primarily as a result of a partial repayment in the amount of $0.2 million and a write-off of the remaining balance of $1.4 million.  See Note 10. Related Party Transactions for further information regarding the Company’s related party receivable balance and new service agreement. See Note 13. Management’s Plans for further discussion management’s assessment of liquidity.

The Company is obligated to pay Associations $276,000 over the next 12 months for those units that are managed by us..  We are also committed to pay $461,000 to Associaitons under the New Neighbor program over the next 48 months.

Outstanding Debt

Debt of the Company consisted of the following:

	Year ended December 31,
	2017	2016
Financing agreement with FlatIron capital that is unsecured. Down payment of $16,500 was required upfront and equal installment payments of $9,610 to be made over a 10 month period. The note matures May 31, 2018. Annualized interest is 5.25%	$39,028	$-

Promissory note issued to a financial institution, bearing interest at 8%, interest payable monthly, and principal payments due quarterly. Secured by all of the Company’s rights, title, interest, claims, and demands associated with certain condominium units held in LMF SPE #2, LLC and all cash held in LMF SPE #2, LLC. Accrued interest is due monthly beginning January 29, 2015. Installment of principal is due quarterly. Note was to mature on April 30, 2018 and could be prepaid at any time without penalty. Principal balance for this promissory note was $4,540,274, as of December 31, 2016.  Unamortized debt issuance costs were $96,896, as of December 31, 2016.

	-	4,443,378

Promissory note issued to a financial institution, bearing interest at 6% plus one month Libor, principal payments of $60,000 per month plus interest due through maturity on February 1, 2018. This loan is collateralized by all of the accounts receivable, contract rights, and lien rights arising from or relating to collection of Association payments made by the Company relating to certain accounts as well as all deposit accounts and cash of LMF October 2010 Fund, LLC. LM Funding, LLC and its members guaranteed this loan.  Principal balance for this promissory note was $720,000, as of December 31, 2016. Unamortized debt issuance costs were $2,500, as of December 31, 2016.

	-	717,500
	$39,028	$5,160,878

(1)	The Company settled the promissory note by issuing 2,953,189 common shares for all of the outstanding principal, accrued interest and late fees during the month of December 2017.

Minimum required principal payments on the Company’s debt as of December 31, 2017 are as follows :

Years Ending
December 31,
2018	$39,028
2019	-
$39,028

Recent Capital Raising Transaction

On April 2, 2018, the Company entered into a Securities Purchase Agreement (the “SPA”) with a New York-based family office (“Investor”) pursuant to which the Company issued to Investor a Senior Convertible Promissory Note (“Note”) in the original principal amount of $500,000 in exchange for a purchase price of $500,000.  The maturity date of the Note is six months after the date of issuance (subject to acceleration upon an event of default).  Investor may at any time on or after the maturity date convert all or any part of the outstanding and unpaid principal amount and accrued and unpaid interest of the Note into fully paid and non-assessable shares of the Company’s common stock, par value $0.001 per share (“Common Stock”), at a conversion price equal to 85% of the lowest daily volume weighted average price of the Common Stock in the 10 trading days immediately prior to conversion.  The Note carries a 10.5% interest rate, with accrued but unpaid interest being payable on the Note’s maturity date.  Investor was also issued pursuant to the SPA five- year warrants exercisable at the closing per share bid price on April 2, 2018 to purchase 400,000 shares of the Company’s common stock (the “Warrants”).

Also on April 2, 2018, the Company entered into a Common Stock Purchase Agreement (“Purchase Agreement”) with Investor relating to the purchase by Investor from the Company up to $5,000,000 of the Company’s Common Stock.  The Purchase Agreement provides that, upon the terms and subject to the conditions set forth therein, Investor has committed to purchase up to $5,000,000 worth of the Company’s Common Stock (“Purchase Shares”) over a 2-year period beginning on the date on which a registration statement relating to the resale of the Purchase Shares (the “Registration Statement”) is first declared effective by the U.S. Securities and Exchange Commission (the “Commission”).

 The Purchase Agreement requires the Company to issue to the Investor as consideration for the Investor entering into this Purchase Agreement such number of shares of Common Stock that would have a value equivalent to $200,000 calculated using the average of volume weighted average price for the Common Stock during normal trading hours during the three business day period immediately preceding the date of issuance of such shares.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

None

Item 8. Financial Statements and Supplementary Data.

The Financial Statements of the Company, the Notes thereto and the Report of Independent Registered Public Accounting Firm thereon required by this Item 8 begin on page F-1 of this Annual Report on Form 10-K located immediately following the signature page.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on management’s evaluation (in accordance with Exchange Act Rule 13a-15(b)), our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2017, due to the weakness in internal control over financial reporting described below, our disclosure controls and procedures are not designed at a reasonable assurance level or effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As discussed below, we plan on increasing the size of our accounting staff at the appropriate time for our business and its size to ameliorate our auditor’s concern that the Company does not effectively segregate certain accounting duties, which we believe would resolve the material weakness in internal control over financial reporting and similarly improve disclosure controls and procedures, but there can be no assurances as to the timing of any such action or that the Company will be able to do so.

Management’s Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. Based on that assessment, our management determined that, as of December 31, 2017, the Company’s internal control over financial reporting was not effective for the purposes for which it is intended. Specifically, management’s determination was based on the following material weaknesses which existed as of December 31, 2017.

During 2017, the number of full time employees at the Company declined from 19 to 10. The Company did not effectively segregate certain accounting duties due to the small size of its remaining accounting staff. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Notwithstanding the determination that our internal control over financial reporting was not effective, as of December 31, 2017, and that there was a material weakness as identified in this Annual Report, we believe that our consolidated financial statements contained in this Annual Report fairly present our financial position, results of operations and cash flows for the years covered hereby in all material respects.

This Annual Report does not include an attestation report by MaloneBailey LLP, our independent registered public accounting firm, regarding internal control over financial reporting. As a smaller reporting company, our management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the Commission that permit us to provide only management’s report in this Annual Report.

Changes in Control Over Financial Reporting.

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Although we plan to increase the size of our accounting staff at the appropriate time for our business and its size to ameliorate our auditor’s concern that the Company does not effectively segregate certain accounting duties, there can be no assurances as to the timing of any such action or that the Company will be able to do so.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Directors

Set forth below is a summary of the background and experience of each director.  There is no family relationship among any of the directors and/or executive officers of the company except as follows: Mr. Bruce M. Rodgers, our Chairman, Chief Executive Officer and President, and Ms. Carollinn Gould, our Vice President—General Manager, Secretary, and director, have been married since 2004 and Joel E. Rodgers, Sr. is the father of Bruce M. Rodgers and the father-in-law of Carollinn Gould.

Class I Directors (Terms expiring in 2019)

Bruce M. Rodgers. Mr. Rodgers, age 54, serves as the Chairman of the Board of Directors, Chief Executive Officer and President of the company. Prior to that Mr. Rodgers owned Business Law Group, P.A. (“BLG”) and served as counsel to the founders of LM Funding, LLC (“LMF”).  Mr. Rodgers was instrumental in developing the company’s business model prior to inception.  Mr. Rodgers transferred his interest in BLG to attorneys within the firm by means of redemption of such interest in BLG prior to the company going public in 2015.  Mr. Rodgers is a former business transactions attorney and was an associate of Macfarlane, Ferguson, & McMullen, P.A. from 1991 to 1995 and a partner from 1995-1998 and was an equity partner of Foley & Lardner LLP from 1998 to 2003. Originally from Bowling Green, Kentucky, Mr. Rodgers holds an engineering degree from Vanderbilt University (1985) and a Juris Doctor, with honors, from the University of Florida (1991). Mr. Rodgers also served as an officer in the United States Navy from 1985-1989 rising to the rank of Lieutenant, Surface Warfare Officer. Mr. Rodgers is a member of the Florida Bar and holds an AV-Preeminent rating from Martindale Hubbell.

Mr. Rodgers brings to the Board of Directors considerable experience in business, management, and law, and because of those experiences and his education, he possesses analytical and legal skills which are considered of importance to the operations of the company, the oversight of its performance and the evaluation of its future growth opportunities. Furthermore, his performance as Chief Executive Officer has indicated an in-depth understanding of the company’s business.

Carollinn Gould. Ms. Gould, age 54, co-founded LMF in January 2008, and currently serves as Vice President—General Manager, Secretary and a director of the company. Prior to joining LMF, Ms. Gould owned and operated a recruiting company specializing in the placement of financial services personnel. Prior to that, Ms. Gould worked at Outback Steakhouse (NYSE: OSI ) (“OSI”) where she opened the first restaurant in 1989 and finished her career at OSI in 2006 as shared services controller for over 1,000 restaurants. Ms. Gould holds a Bachelor’s Degree in Business Management from Nova Southeastern University.

As a co-founder of LMF, Ms. Gould brings to our Board of Directors an encyclopedia of knowledge regarding LMF’s growth, operations, and procedures. Since inception, Ms. Gould has controlled all bank accounts of the company and managed its internal control systems. Ms. Gould also brings public company audit experience from her duties as controller at OSI as well as a wealth of personnel management and human resources skills.

Class II Directors (Terms expiring in 2020)

Douglas I. McCree. Mr. McCree, age 52, has served as a director of the company since its initial public offering in October 2015. Mr. McCree has been with First Housing Development Corporation of Florida (“First Housing”) since 2000 and has served as its Chief Executive Officer since 2004. From 1987 through 2000, Mr. McCree held various positions with Bank of America, N.A. including Senior Vice President—Affordable Housing Lending. Mr. McCree serves on numerous professional and civic boards. He received a B.S. from Vanderbilt University majoring in economics. Mr. McCree brings to the Board of Directors many years of banking experience and a strong perspective on public company operational requirements from his experience as Chief Executive Officer of First Housing.

Joel E. Rodgers, Sr. Mr. Rodgers, age 80, has served as a director of the company since its initial public offering in October 2015.  Mr. Rodgers has been Vice President of Allied Signal, Inc. (1987-1992) and CEO of Baron Blakeslee, Inc. (1985-1987). Since 1995 Mr. Rodgers has served as a part-time Professor at Nova Southeastern University teaching finance, statistics, marketing, operations, and strategy. He has published numerous articles dealing with empowerment and corporate leadership. Mr. Rodgers represented the United States State Department in China, Mexico and Brazil in negotiations regarding the Montreal Protocol which dealt with limiting fluorocarbon discharge. Mr. Rodgers’ civic work extends to service on the library, hospital, and municipal utility boards of Bowling Green, Kentucky. Mr. Rodgers holds a Doctorate of Business Administration from Nova Southeastern University, a Masters of Business Administration from University of Kentucky, a B.S. in Mechanical Engineering from University of New Mexico and was a University of Illinois PhD candidate. He brings to our Board of Directors a lifetime of management, finance and marketing experience as well as an academic career of study in each.

Class III Directors (Terms expiring in 2018)

C. Birge Sigety. Mr. Sigety, age 65, has served as a director of the company since its initial public offering in October 2015.  Mr. Sigety is currently CEO of Bison Investments, Inc., a private investment fund he started in 1996. Prior to that, Mr. Sigety was CEO of Professional Medical Products, Inc., a privately held company with over $165 million in sales, nine manufacturing plants, and 2200 employees doing business throughout the United States and in 40 other countries. Mr. Sigety has participated in a number of start-up companies in the banking, real estate, and medical device industries. Mr. Sigety holds a B.A. in English Literature from Bates College. Mr. Sigety brings to our Board of Directors an insight regarding all stages of development of companies and has experience growing companies from the start-up stage to international prominence. Mr. Sigety also brings to our Board of Directors a financial background in public and private capital markets.

Martin A. Traber. Mr. Traber, age 72, has served as a director of the company since its initial public offering in October 2015. From 1994 until 2016, Mr. Traber was a partner of Foley & Lardner LLP, in Tampa, Florida, representing clients in securities law matters and corporate transactions from 2017 to present, Mr. Traber has served as Chairman of Skyway Capital markets, LLC. Mr. Traber is a founder of NorthStar Bank in Tampa, Florida and from 2007 to 2011 served as a member of the Board of Directors of that institution. Mr. Traber served on the Board of Directors of JHS Capital Holdings, Tampa, Florida and on the Advisory Board of Platinum Bank, Tampa, Florida. From 2012 to 2013, he served on the Board of Directors of Exeter Trust Company, Portsmouth, New Hampshire. Mr. Traber holds a Bachelor of Arts and a Juris Doctor from Indiana University.

Mr. Traber currently serves as a director on the Board of Directors of HCI Group, Inc., a New York Stock Exchange listed company headquartered in Tampa, Florida, primarily engaged in the homeowners’ insurance business (NYSE: HCI) (“HCI”). Mr. Traber has served on the Board of Directors of HCI since its inception.

Mr. Traber brings considerable legal, financial and business experience to the Board of Directors. He has counseled and observed numerous businesses in a wide range of industries. The knowledge gained from his observations and his knowledge and experience in business transactions and securities law are considered important in monitoring the company’s performance and when we consider and pursue business acquisitions and financial transactions. As a corporate and securities lawyer, Mr. Traber has a fundamental understanding of governance principles and business ethics. His knowledge of other businesses and industries are useful in determining management and director compensation.

Andrew L. Graham. Mr. Graham, age 58, has served as a director of the company since its initial public offering in October 2015. Since June 2008, Mr. Graham has served as Vice President, General Counsel and Secretary of HCI Group, Inc. (NYSE:HCI). From 1999 to 2007, Mr. Graham served in various capacities, including as General Counsel, for Trinsic, Inc. (previously named Z-Tel Technologies, Inc.), a publicly-held provider of communications services headquartered in Tampa, Florida. Since 2011, Mr. Graham has served on the Internal Audit Committee of Hillsborough County, Florida. From 2007 to 2011, he served on the Board of Trustees of Hillsborough Community College, a state institution serving over 45,000 students annually. Mr. Graham holds a Bachelor of Science, major in Accounting, from Florida State University and a Juris Doctor, as well as a Master of Laws (L.L.M.) in Taxation, from the University of Florida College of Law. Mr. Graham was licensed in Florida as a Certified Public Accountant from 1982 to 2001. As a Certified Public Accountant, he audited, reviewed and compiled financial statements and prepared tax returns. Mr. Graham’s experience serving as general counsel to publicly-held companies brings to our Board of Directors a comprehensive understanding of public company operations, financial reporting, disclosure, and corporate governance, as well as perspective regarding potential acquisitions. With his accounting education and experience, he also brings a sophisticated understanding of accounting principles, auditing standards, internal accounting control and financial presentation and analysis.

Arrangements as to Selection and Nomination of Directors

We are aware of no arrangements as to the selection and nomination of directors.

Audit Committee

The company has a separately-designated standing audit committee established in accordance with the Securities and Exchange Act of 1934.  The audit committee is composed of three members: Andrew Graham, its chairman, C. Birge Sigety and Douglas I. McCree. The Board of Directors has determined that Mr. Graham is an audit committee financial expert.

Executive Officers

The following table provides information with respect to our executive officers as of April 2, 2018:

Name	Age	Title
Bruce M. Rodgers	54	Chairman, Chief Executive Office and President
Richard Russell	57	Chief Financial Officer
Ryan Duran	33	Vice-President of Operations

Bruce M. Rodgers.  See biography above.

Richard Russell. Mr. Russell, age 57, has served as Chief Financial Officer of the company since November 2017. Since 2016 Mr. Russell provided financial and accounting consulting services with a focus on technical and external reporting, internal auditing, mergers & acquisitions, risk management and interim CFO and controller services.  Mr. Russell also served as Chief Financial Officer for Mission Health from 2013 to 2016 and before that, Mr. Russell served in a variety of roles for Cott Corporation from 2007 to 2013 including Senior Director Finance, Senior Director of Internal Auditing and Assistant Corporate Controller.  Mr. Russell’s extensive professional experience with public companies includes his position as Director of Financial Reporting and Internal Controls for Quality Distribution and as Danka’s Director of Reporting from 2001 – 2004.  Mr. Russell also holds the following positions: Chief Executive Officer and Chief Financial Officer of Omega Brands Inc. which is an inactive public shell company and Chief Financial Officer of Affinitas Life which is an emerging senior care private company.  Mr. Russell earned his bachelor of science in accounting and a master’s in tax accounting from the University of Alabama, a bachelor of arts in international studies from the University of South Florida and a master’s in business administration from the University of Tampa.

Ryan Duran. Mr. Duran, age 33, currently serves as Vice President of Operations of the company and joined the Company in March 2015.  Prior to joining the Company, Mr. Duran served as Operations Manager of Business Law Group, since 2008. Mr. Duran holds a Bachelor’s Degree in Real Estate and Finance from Florida State University.

Arrangements as to Selection and Nomination of Officers

We are aware of no arrangements as to the selection or appointment of executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4, and 5 filed for the year 2017, we believe that all our directors, officers, and 10% beneficial owners complied with all Section 16(a) filing requirements applicable to them.  In addition, all such forms were filed timely.

Code of Ethics

We have adopted a code of ethics applicable to all employees and directors, including our Chief Executive Officer and Chief Financial Officer. We have posted the text of our code of ethics to our internet web site: www.lmfunding.com by clicking “Investors” at the top and then “Corporate Governance” and then the appropriate “Code of Ethics”. We intend to disclose any change to or waiver from our code of ethics by posting such change or waiver to our internet web site within the same section as described above.

Item 11. Executive Compensation.

Summary Compensation Table

The following table provides summary information concerning compensation for services rendered in all capacities awarded to, earned by or paid to our named executive officers during the years ended December 31, 2017 and 2016. The table does not include compensation for 2016 for each named executive officer if such officer was not employed by the company in 2016.

					Stock	Option		All Other
	Fiscal	Salary		Bonus	Awards	Awards		Compensation	Total
Name and Principal Position	Year	($)		($)	($)	($)		($)(4)	($)
Bruce Rodgers	2017	$269,500		$—	$—	$—		$1,593	$271,093
Chairman and CEO	2016	370,832		—	—	—		3,797	374,629
Richard Russell	2017	9,691		—	—	5,800	(1)	1,177	16,668
Chief Financial Officer	2016	—	—	—	—	—		—	—
Ryan Duran	2017	101,385		108	—	—		7,062	108,556
Vice President of Operations	2016	80,769		—	—	—		—	80,769
Stephen Weclew (2)	2017	96,923		—	—	—		9,416	106,339
Former Chief Financial Officer	2016	187,351				35,512	(2)	20,433	243,296
R. Dean Akers (3)	2017	140,000		—	—	—		21,624	161,624
Former COO	2016	183,628				25,000	(3)	23,921	233,549

(1)

Includes an option to purchase 25,000 shares of common stock granted to Mr. Russell on November 29, 2017. The option has an exercise price of $12.50 per share and expires on November 29, 2027. The option vests fully in three equal annual installments on November 29, 2018, November 29, 2019 and November 29, 2020.

(2)

Mr. Weclew resigned from the Company effective August 21, 2017. The Option Award includes an option to purchase 25,600 shares of common stock granted to Mr. Weclew on January 4, 2016. The option has an exercise price of $12.50 per share and expires on January 3, 2026. The option vests fully in three equal annual installments on January 3, 2017, January 3, 2018 and January 3, 2019.

(3)

Mr. Akers resigned from the Company effective February 28, 2018. The Option Award includes an option to purchase 25,000 shares of common stock granted to Mr. Akers on May 10, 2016. The option has an exercise price of $12.50 per share and expires on May 9, 2026. The option vests fully in three equal annual installments on May 9, 2017, May 9, 2018 and May 9, 2019.

(4)	These amounts consist of:
-	health insurance premiums paid by the company in excess of non-executive contribution

-	auto allowance

		Health
		Insurance	Auto
		Premiums	Allowance
Name	Year	($)	($)	Total ($)
Bruce Rodgers	2017	$1,593	$—	$1,593
	2016	3,797	—	3,797
Richard Russell	2017	1,177	—	1,177
	2016	—	—	—
Ryan Duran	2016	7,062	—	7,062
	2016	—	—	—
Stephen Weclew	2017	9,416	—	9,416
	2016	20,433	—	20,433
R. Dean Akers	2016	14,124	7,500	21,624
	2016	16,721	7,200	23,921

 Employment Agreements

Certain executives’ compensation and other arrangements are set forth in employment agreements. These employment agreements are described below.

Bruce M. Rodgers. On October 22, 2015, we entered into an employment agreement with Mr. Bruce M. Rodgers, our Chief Executive Officer. A cost-cutting initiative was implemented by the company on August 31, 2016.  The employment agreement was subsequently amended to reduced Mr. Rodgers’ annual compensation to $269,500.00.  The employment agreement states that he may be granted annual bonuses at the discretion of the Board of Directors. Mr. Rodgers is entitled to participate in all of our pension, life insurance, health insurance, disability insurance and other benefit plans on the same basis as our other employee officers participate. The term of Mr. Rodgers’ agreement is for three years and is automatically renewed each year unless terminated for “cause”, as defined in the employment agreement. He will receive the base salary and benefits due under the employment agreement for the remainder of the term if terminated “without cause”, as defined in the employment agreement, or such base salary shall be paid for the remainder of the term to his estate if his employment is terminated due to his death. Mr. Rodgers’ employment agreement contains certain non-competition covenants and confidentiality provisions.

Richard Russell. On November 29, 2017, we entered into an employment agreement with Mr. Richard Russell, our Chief Financial Officer. Under the terms of the Employment Agreement between the Company and Mr. Russell, Mr. Russell will serve as Chief Financial Officer of the Company. Mr. Russell is to receive a base salary of $180,000 per year, subject to possible merit increases.  In addition, Mr. Russell is eligible to receive an annual bonus and long term incentive awards as determined by the Company’s Board of Directors and is eligible to participate in any equity incentive plan, stock option plan, or similar plan adopted by the Company.

On the Effective Date, Mr. Russell also received stock options to purchase 25,000 shares of the Company’s common stock under the Company’s 2015 Omnibus Incentive Plan (“Plan”) at a price equal to $12.50 per share.  These stock options vest over a three-year period in equal annual installments beginning on the one-year anniversary of the Effective Date.  Additional grants under the Plan may be made to Mr. Russell based upon an evaluation of his performance by the Company’s Board of Directors.

Ryan Duran. In March 2015 we entered into an employment agreement with Mr. Ryan Duran, our Vice President of Operations.  Effective March 1, 2018, Mr. Duran’s current compensation was increased to $130,000.

On January 1, 2016, Mr. Duran was awarded an option grant for 4,333 shares at an exercise rice of $10.00 per share.  This option grant was fully vested upon issuance.

Outstanding Equity Awards at 2017 Fiscal Year-End

The following table provides information on exercisable and unexercisable options and unvested stock awards held by the named executive officers on December 31, 2017.

Option Awards
	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised		Option
	Options	Options		Exercise	Option
	(#)	(#)		Price	Expiration
Name	Exercisable	Unexercisable		($)	Date
Bruce Rodgers	—	—		$—	—

Richard Russell	—	25,000		$12.50	11/29/2027

R. Dean Akers	17,067	8,533	(1)	$12.50	5/9/2026
Ryan Duran	4,333	—		$10.00	1/2/2026

(1)	One third of the options vest on May 9, 2017 which is within 60 days of the record date.

Director Compensation

The compensation of our non-employee directors is determined by the Board of Directors which solicits a recommendation from the compensation committee.

Directors who are employees of the company do not receive any additional compensation for their service as directors.  During 2017, the company’s non-employee directors were not awarded any fees.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The table below sets forth information with respect to shares of common stock that may be issued under our 2015 Omnibus Incentive Plan, as of December 31, 2017:

Equity Compensation Plan Information
	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	112,904	$11.11	487,096
Equity compensation plans not approved by security holders	—	$—	—

Ownership of Securities

The following table sets forth information regarding the beneficial ownership of our common stock as of April 2, 2018 by:

•	each person who is known by us to beneficially own more than 5% of our outstanding common stock,
•	each of our directors and named executive officers, and
•	all directors and executive officers as a group.

The number and percentage of shares beneficially owned are based on 6,253,189 common shares outstanding as of April 2, 2018. Information with respect to beneficial ownership has been furnished by each director, officer or beneficial owner of more than 5% of our common stock. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, which generally require that the individual have voting or investment power with respect to the shares. In computing the number of shares beneficially owned by an individual listed below and the percentage ownership of that individual, shares underlying options, warrants and convertible securities held by each individual that are exercisable or convertible within 60 days of April 2, 2018, are deemed owned and outstanding, but are not deemed outstanding for computing the percentage ownership of any other individual. Except as otherwise indicated in the footnotes to this table, or as required by applicable community property laws, all individuals listed have sole voting and investment power for all shares shown as beneficially owned by them. Unless otherwise indicated in the footnotes, the address for each principal shareholder is LM Funding America, Inc., 302 Knights Run Avenue, Suite 1000, Tampa, Florida 33602.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage
5% Stockholders:
Bruce M. Rodgers Revocable Trust (1)	1,161,832	18.39%
Carol Linn Gould Revocable Trust (1)	1,161,832	18.39%
Executive Officers and Directors
Bruce M. Rodgers (2)	2,384,344	37.31%
Carollinn Gould (2)	2,384,344	37.31%
Douglas I. McCree (3)	13,334	*
Joel E. Rodgers, Sr. (4)	5,334	*
C. Birge Sigety (5)	44,934	*
Martin A. Traber (6)	24,334	*
Andrew L. Graham (7)	11,134	*
Ryan Duran (8)	4,333	*
Richard Russell (9)	-	*
All Executive Officers and Directors as a Group (8 individuals)	2,487,747	38.54%

*	Represents less than 1% of beneficial ownership
(1)

Includes 2,191,244 shares of common stock and 132,420 shares of common stock issuable upon the exercise of warrants held by the two revocable trusts.  Bruce M. Rodgers, Carollinn Gould and their family, including trusts or custodial accounts of minor children of each of Mr. Rodgers and Ms. Gould, own 100% of the outstanding membership interests of each trust.

(2)

Includes 2,323,664 shares beneficially owned by Bruce M. Rodgers Revocable Trust and Carol Linn Gould Revocable Trust, 44,176 shares beneficially owned by BRR Holding, LLC, 15,504 shares beneficially owned by Bruce M. Rodgers IRA, and 1,000 shares beneficially owned by Carollinn Gould IRA, of which 132,420 shares in the case of Bruce M. Rodgers Revocable Trust and Carol Linn Gould Revocable Trust, 1,500 shares in the case of BRR Holding, LLC and 3,900 shares in the case of Bruce M. Rodgers IRA are issuable upon the exercise of warrants to purchase shares of common stock. Bruce M. Rodgers is the sole Trustee of the Bruce M. Rodgers Revocable Trust and Carollinn Gould is the sole Trustee of the Carol Linn Gould Revocable Trust.  Bruce M. Rodgers, Carollinn Gould and their family, including trusts or custodial accounts of minor children of each of Mr. Rodgers and Ms. Gould owns 100% of the outstanding membership interests of BRR Holding, LLC, and therefore Mr. Rodgers and Ms. Gould may be deemed to have shared voting and investment power for all 2,367,840 shares owned by both Trusts and BRR Holding, LLC.

(3)

Includes 5,000 shares of common stock, 5,000 shares of common stock issuable upon the exercise of warrants at an exercise price of $12.50 and 3,334 shares of common stock issuable upon the exercise of options at an exercise price of $10.00 that are currently exercisable or become exercisable within 60 days after April 2, 2018. This amount excludes 1,666 options that are not exercisable 60 days after the record date of April 2, 2018.

(4)

Includes 1,000 shares of common stock, 1,000 shares of common stock issuable upon the exercise of warrants at an exercise price of $12.50, and 3,334 shares of common stock issuable upon the exercise of options at an exercise price of $10.00 that are currently exercisable or become exercisable within 60 days after April 2, 2018. This amount excludes 1,666 options that are not exercisable 60 days after the record date of April 2, 2018.

(5)

Includes 20,800 shares of common stock (10,000 shares of common stock owned directly and 10,800 shares of common stock owned indirectly via a Trust), 20,800 shares of common stock issuable upon the exercise of warrants (10,000 owned directly and 10,800 owned indirectly via a Trust) at an exercise price of $10.00 3,334 shares of common stock issuable upon the exercise of options at an exercise price of $10.00 that are currently exercisable or become exercisable within 60 days after April 2, 2018. This amount excludes 1,666 options that are not exercisable 60 days after the record date of April 2, 2018.

(6)

Includes 11,000 shares of common stock, 10,000 shares of common stock issuable upon the exercise of warrants at an exercise price of $12.50, and 3,334 shares of common stock issuable upon the exercise of options at an exercise price of $10.00 that are currently exercisable or become exercisable within 60 days after April 2, 2018. This amount excludes 1,666 options that are not exercisable 60 days after the record date of April 2, 2018.

(7)

Includes 1,000 shares of common stock, 6,000 shares of common stock issuable upon the exercise of warrants at an exercise price of $12.50, and 3,334 shares of common stock issuable upon the exercise of options at an exercise price of $10.00 that are currently exercisable or become exercisable within 60 days after April 2, 2018. This amount excludes 1,666 options that are not exercisable 60 days after the record date of April 2, 2018.

(8)	Includes 4,333 shares of common stock issuable upon the exercise of options at an exercise price of $10.00 that are currently exercisable or become exercisable within 60 days after April 2, 2018.
(9)	Excludes 25,0000 shares of common stock issuable upon the exercise of options at an exercise price of $12.50 that are not exercisable 60 days after the record date of April 2, 2018.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

LMF has engaged BLG on behalf of many of its Association clients to service and collect the accounts and to distribute the proceeds as required by Florida law and the provisions of the purchase agreements between LMF and the Associations. In addition, Ms. Gould entered an employment agreement to work part-time for LMF. Ms. Gould’s employment agreement with LMF permits her to also work as General Manager of Business Law Group, P.A. which pays her additional compensation of $150,000 per year.

One of our directors, Martin A. Traber, is a former partner at the law firm of Foley & Lardner LLP retiring in 2016.  Since our inception in 2015, the firm has provided legal representation to us.  During 2017 and 2016, Foley & Lardner LLP billed us approximately $50,000 and $68,000, respectively, which represents less than 1% of Foley & Lardner’s fee revenue. These services were provided on an arm’s-length basis, and paid for at fair market value. We believe that such services were performed on terms at least as favorable to us as those that would have been realized in transactions with unaffiliated entities or individuals.

Director Independence

Based upon recommendations of our nominating and governance committee, the Board of Directors has determined that current directors Messrs. McCree, Graham, Sigety and Traber are “independent directors” meeting the independence tests set forth by NASDAQ Stock Market and Rule 10A-3(b)(i) under the Exchange Act, including having no material relationship with the company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). In the case of Mr. Traber, the Board of Directors considered his previous role as a partner of Foley & Lardner LLP, which provides legal services to the company, and determined that the fees received by the law firm from us amount to less than 1% of the firm’s total revenue and also considered Mr. Traber’s personal financial substance, his other sources of income and his lack of dependence upon legal fees from the company.

In addition, the members of the audit committee are considered to be “independent directors” pursuant to the definition contained in Rule 5605(a)(2) of the NASDAQ and the criteria for independence set forth in Rule 10A-3(b)(1) of the Commission, and the members of the compensation committee (C. Birge Sigety, Douglas I. McCree and Martin A. Traber) have been determined to be “independent” within the meaning of the Commission and NASDAQ regulations.

Item 14. Principal Accounting Fees and Services.

The following table sets forth the aggregate fees for services related to the years ended December 31, 2017 and 2016 provided by Malone Bailey, LLP and Skoda Minotti & Co. Certified Public Accountants, our principal accountants:

	2017	2016
Audit Fees – Malone Bailey, LLP (1)	$85,000	$-
Audit Fees – Skoda Minotti & Co. Certified Public Accountants	45,000	195,000
All Other Fees (3)	12,500	15,975
Total	$142,500	$210,975
(1)	Audit Fees represent fees billed for professional services rendered for the audit of our annual financial statements.
(2)

Audit Fees represent fees billed for professional services rendered for the audit of our annual financial statements and review of our quarterly financial statements included in our quarterly reports on Form 10-Q.

(3)	All Other Fees represent fees billed for services provided to us not otherwise included in the category above

Pre-Approval Policies

All auditing services and non-auditing services are pre-approved by the audit committee. The audit committee has delegated this authority to the chairman of the audit committee for situations when pre-approval by the full audit committee is inconvenient. Any decisions by the chairman of the audit committee must be disclosed at the next audit committee meeting.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as a part of this report:

1. Financial Statements. See the Index to Consolidated Financial Statements on page F-1.

2. Exhibits. See Item 15(b) below.

(b) Exhibits. The exhibits listed on the Exhibit Index, which appears at the end of this report, are filed as part of, or are incorporated by reference into, this report.

(c) Financial Statement Schedule. See Item 15(a)(1) above.

Item 16. Form 10-K Summary.

None.

Report of Independent Registered Public Accounting Firm

To the shareholders and board of directors of

LM Funding America, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of LM Funding America, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2017, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2018.

Houston, Texas

April 16, 2018

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

LM Funding America, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of LM Funding America, Inc. and Subsidiaries (collectively the “Company”) as of December 31, 2016, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion of the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of LM Funding America, Inc. and Subsidiaries at December 31, 2016, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ SKODA MINOTTI & CO.

Tampa, Florida

March 31, 2017

LM FUNDING AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2017	2016
Assets
Cash	$590,394	$2,268,180
Finance receivables:
Original product (Note 2)	637,937	1,035,832
Special product - New Neighbor Guaranty program, net of allowance for credit losses of (Note 3)	339,471	491,597
Due from related party (Note 10)	—	1,661,360
Prepaid expenses and other assets	101,339	170,774
Fixed assets, net	69,505	109,938
Real estate assets owned (Note 5)	196,707	734,727
Other assets	32,964	32,964
Deferred tax asset (Note 8)	—	3,509,401
Total assets	$1,968,317	$10,014,773

Liabilities and stockholders' equity
Notes payable (Note 6)
Principal amount	$39,028	$5,260,274
Less unamortized debt issuance costs	-	(99,396)
Total notes payable less unamortized debt issuance costs	39,028	5,160,878
Accounts payable and accrued expenses	477,953	493,691
Accrued loss litigation settlement	505,000	-
Deferred tax liability	-	77,865
Other liabilities and obligations	49,353	112,881
Total liabilities	1,071,334	5,845,315

Stockholders' equity (Note 9)
Common stock, par value $.001; 10,000,000 shares authorized; 6,253,189 and 3,300,000 shares issued and outstanding as of December 31, 2017 and December 31, 2016, respectively	6,253	3,300
Additional paid-in capital	11,908,455	6,556,704
Accumulated deficit	(11,017,725)	(2,390,546)
Total stockholders' equity	896,983	4,169,458
Total liabilities and stockholders’ equity	$1,968,317	$10,014,773

The accompanying notes are an integral part of these consolidated financial statements.

LM FUNDING AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2017	2016
Revenues
Interest on delinquent association fees	$2,935,517	$3,640,233
Administrative and late fees	259,653	383,773
Recoveries in excess of cost - special product	172,884	143,106
Underwriting fees and other revenues	286,435	385,683
Rental revenue	737,490	347,040
Total revenues	4,391,979	4,899,835

Operating expenses
Staff costs & payroll	1,887,830	3,220,005
Professional fees	2,459,888	2,105,143
Settlement costs with associations	269,576	654,750
Selling, general and administrative	762,268	1,080,130
Real estate management and disposal	551,708	499,647
Depreciation and amortization	95,447	72,114
Collection costs	228,763	292,791
Bad debt allowance - related party	1,408,589	-
Provision for credit losses	141,286	-
Other operating	58,377	62,004
Total operating expenses	7,863,732	7,986,584

Operating loss	(3,471,753)	(3,086,749)

Loss on litigation	(505,000)	-
Loss on settlement of debt exchange	(604,779)	-
Interest expense	(614,111)	(594,600)
Total other expenses	(1,723,890)	(594,600)

Loss before income taxes	(5,195,643)	(3,681,349)

Income tax (reduction) benefit	3,431,536	(1,310,959)

Net loss to common stockholders	$(8,627,179)	$(2,370,390)

Loss per share attributable to the stockholders of LM Funding America, Inc.
Basic	$(2.57)	$(0.72)
Diluted	$(2.57)	$(0.72)
Weighted average number of common shares outstanding
Basic	3,359,963	3,300,000
Diluted	3,359,963	3,300,000

The accompanying notes are an integral part of these consolidated financial statements.

LM FUNDING AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECMEBER 31, 2017 AND 2016

	Common Stock
	Shares	Amount	Additional paid-in capital	Accumulated Deficit	Total Equity
Balance - December 31, 2015	3,300,000	$3,300	$6,281,322	$(20,156)	$6,264,466
Stock option expense	-	-	275,382	-	275,382
Net loss	-	-	-	(2,370,390)	(2,370,390)
Balance - December 31, 2016	3,300,000	3,300	6,556,704	(2,390,546)	4,169,458
Stock issuance for settlement of debt	2,953,189	2,953	5,322,686		5,325,639
Stock option expense	-	-	29,065	-	29,065
Net loss	-	-	-	(8,627,179)	(8,627,179)
Balance - December 31, 2017	6,253,189	$6,253	$11,908,455	$(11,017,725)	$896,983

The accompanying notes are an integral part of these consolidated financial statements.

LM FUNDING AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Interest on delinquent association fees	$2,935,517	$3,577,745
Administrative and late fees	259,653	375,259
Recoveries in excess of cost - special product	172,884	126,818
Underwriting and origination fees	286,435	386,657
Rental revenue	737,490	347,040
Staff costs and payroll	(1,835,608)	(2,944,625)
Other operating expenses	(4,285,510)	(4,725,496)
Interest paid	(334,130)	(496,037)
Net cash used in operating activities	(2,063,269)	(3,352,639)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net collections of finance receivables - original product	256,610	498,734
Net collections of finance receivables - special product	152,126	215,136
Capital expenditures	(8,673)	(267,960)
Payments for real estate assets owned	491,677	(98,417)
Net cash provided by investing activities	891,740	347,493
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	—	—
Principal repayments	(759,028)	(2,469,331)
(Advances) repayments to related party	252,771	(1,255,141)
Net cash used in financing activities	(506,257)	(3,724,472)
NET DECREASE IN CASH	(1,677,786)	(6,729,618)
CASH - BEGINNING OF YEAR	2,268,180	8,997,798
CASH - END OF YEAR	$590,394	$2,268,180

The accompanying notes are an integral part of these consolidated financial statements.

LM FUNDING AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS DECEMBER 31, 2017 AND 2016

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of LMFA and its wholly-owned subsidiaries: LM Funding, LLC; LMF October 2010 Fund, LLC; REO Management Holdings, LLC (including all 100% owned subsidiary limited liability companies); LM Funding of Colorado, LLC; LM Funding of Washington, LLC; LM Funding of Illinois, LLC; and LMF SPE #2, LLC and various single purpose limited liability corporations owned by REO Management Holdings, LLC which own various properties. All significant intercompany balances have been eliminated in consolidation.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Finance Receivables

Finance receivables are recorded at the amount funded or cost (by unit). The Company evaluates its finance receivables at each period end for losses that are considered probable and can be reasonably estimated in accordance with ASC 450-20. As discussed above, recoverability of funded amounts under the Company’s original product is generally assured because of the protection of the Super Lien Amount. However, the Company did accrue at December 31, 2017 an allowance for credit losses for this program of  $194,000 and recorded a provision for credit losses of  $141,286 (net of deferred origination fees of $52,714 recognized prior to 2015 and reversed in the current year). There was no allowance for credit losses at December 31, 2016.

Under the New Neighbor Guaranty program (special product), the Company funds amounts in excess of the Super Lien Amount. When evaluating the carrying value of its finance receivables, the Company looks at the likelihood of future cash flows based on historical payoffs, the fair value of the underlying real estate, the general condition of the community association in which the unit exists, and the general economic real estate environment in the local area.  During 2015 the Company purchased credit insurance covering all funded amounts in excess of a deductible amount (equal to six months of delinquent assessments). Recoveries under this credit insurance program for the year ended December 31, 2016 were approximately $95,000.  This insurance product was not renewed and only claims filed related to foreclosures occurring on or before January 28, 2016 will be covered under this policy. The

LM FUNDING AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company estimated an allowance for credit losses for this program of $51,230 and $125,000 as of December 31, 2017 and December 31, 2016 under ASC 450-20 related to its New Neighbor Guaranty program.

The Company will charge any receivable against the allowance for credit losses when management believes the uncollectibility of the receivable is confirmed. The Company considers writing off a receivable when (i) a first mortgage holder who names the association in a foreclosure suit takes title and satisfies an estoppel letter for amounts owed which are less than amounts the Company funded to the association; (ii) a tax deed is issued with insufficient excess proceeds to pay amounts the Company funded to the association; (iii) an association settles an account for less than amounts the Company funded to the association or (iv) the association terminates its relationship with the Company’s designated legal counsel. Upon the occurrence of any of these events, the Company evaluates the potential recovery via a deficiency judgment against the prior owner and the ability to collect upon the deficiency judgment within the statute of limitations period or whether the deficiency judgment can be sold. If the Company determines that collection through a deficiency judgment or sale of a deficiency judgment is not feasible, the Company writes off the unrecoverable receivable amount. Any losses greater than the recorded allowance will be recognized as expenses. Under the Company’s revenue recognition policies, all finance receivables (original product and special product) are classified as nonaccrual.

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

The Company capitalizes costs incurred to acquire real estate owned properties and any costs incurred to get the units in a condition to be rented.  These costs include, but are not limited to, renovation/rehabilitation costs, legal costs, and delinquent taxes.  These costs are depreciated over the estimated minimum time period the Company expects to maintain possession of the units.  Costs incurred for unencumbered units are depreciated over 20 years and costs for units subject to a first mortgage are depreciated over 3 years.  As of December 31, 2017 and 2016, capitalized real estate costs, net of accumulated depreciation, were $196,707 and $734,727, respectively.  During the years ended December 31, 2017 and 2016, depreciation expense was $46,342 and $27,297, respectively.

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

Fixed Assets

The Company capitalizes all acquisitions of fixed assets in excess of $500. Fixed assets are stated at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the assets. Fixed assets are comprised of furniture, computer and office equipment with an assigned useful life of 3 to 5 years. Fixed assets also includes capitalized software costs. Capitalized software costs include costs to develop software to be used solely to meet the Company’s internal needs, consist of employee salaries and benefits and fees paid to outside consultants during the application development stage, and are amortized over their estimated useful life of 5

LM FUNDING AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

years. As of December 31, 2017 and December 31, 2016, capitalized software costs, net of accumulated amortization, was $45,210 and $68,470, respectively. Amortization expense for capitalized software costs for the periods ended December 31, 2017 and December 31, 2016 was $23,259.

Debt Issue Costs

The Company capitalizes all debt issue costs and amortizes them on a method that approximates the effective interest method over the remaining term of the note payable. Unamortized debt issue costs of $0 at December 31, 2017 and $99,396 at December 31, 2016 are presented in the accompanying condensed consolidated balance sheets as a direct deduction from the carrying amount of that debt liability in accordance with Accounting Standards Update (“ASU”) 2015-03 (see below). The Company adopted this new standard in the first quarter of fiscal 2016. The adoption of this standard did not have a material impact on the Company's consolidated financial position and had no impact on its consolidated income or cash flows.

Settlement Costs with Associations

Community associations working with the Company will at times incur costs in connection with litigation initiated by the Company against property owners and or mortgage holders. These costs include settlement agreements whereby the community association agrees to pay some monetary compensation to the opposing party or judgments against the community associations for fees of opposing legal counsel or other damages awarded by the courts. The Company indemnifies the community association for these costs pursuant to the provisions of the agreement between the Company and the community association. Costs incurred by the Company for these indemnification obligations for the year ended December 31, 2017 and 2016 were $269,576 and $654,750, respectively. The Company does not limit its indemnification based on amounts ultimately collected from property owners.

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

Under ASC 740-10-30-5, Income Taxes, deferred tax assets should be reduced by a valuation allowance if, based on the weight of available evidence, it is more-likely-than-not (i.e., a likelihood of more than 50%) that some portion or all of the deferred tax assets will not be realized. The Company considers all positive and negative evidence available in determining the potential realization of deferred tax assets including, primarily, the recent history of taxable earnings or losses. Based on operating losses reported by the Company during 2017 and 2016, the Company concluded there was not sufficient positive evidence to overcome this recent operating history. As a result, the Company believes that a valuation allowance is necessary based on the more-likely-than-not threshold noted above. The Company recorded a valuation allowance of approximately of $3,620,000 during the year ended December 31, 2017 equal to its deferred tax asset as of December 31, 2017. The valuation allowance was subsequently reduced to reflect the decrease in deferred tax assets resulting from the tax act of 2017.

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

Loss Per Share

Basic loss per share is calculated as net loss to common stockholders divided by the weighted average number of common shares outstanding during the period.  Diluted loss per share for the period equals basic loss per share as the effect of any stock based compensation awards or stock warrants would be anti-dilutive.  The anti-dilutive stock based compensation awards consisted of:

	For the years ended December 31
	2017	2016
Stock Options	112,904	215,368
Stock Warrants	1,200,000	1,200,000

LM FUNDING AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Non-cash Financing and Investing Activities

During the year ended December 31, 2017 and 2016, the Company acquired unencumbered title to certain properties as a result of foreclosure proceedings.  Properties were recorded at fair value less cost to dispose of approximately $0 and $135,000, respectively.  The fair value of these properties was first applied to recover the Company’s initial investment with any remaining proceeds applied to interest, late fees, and other amounts owed by the property owner.

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

Settlement of Debt – the Company settled $4,721,000 of principal, accrued interest and other charges by issuing 2,953,189 common shares.

Financing of Insurance Premium – the Company financed the purchase of various insurance policies using a $78,000 financing agreement.

Recently Adopted Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09, "Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting," which simplifies several aspects of the accounting for share-based payment award transactions.

LM FUNDING AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

This ASU requires that all excess tax benefits and tax deficiencies be recognized as income tax expense or benefit on the income statement and that excess tax benefits be classified as an operating activity in the cash flow statement. While this new standard allows an entity to account for forfeitures as they occur, the Company elected to continue the current U.S. GAAP practice of estimating forfeitures when calculating stock-based compensation expense. This ASU became effective for the Company on January 1, 2017 and the adoption of this standard did not have a significant impact on the Company’s consolidated financial statements and related disclosures.

Debt Issue Costs - In April 2015, FASB issued ASU 2015-03, Interest – Imputation of interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”).  The amended guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  The recognition and measurement guidance for debt issuance costs is not affected by the amendments in this ASU.  The amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2015. Debt issue costs deducted from the carrying amount of the related debt liability in the accompanying consolidated balance sheets were $0 and $99,396 as of December 31, 2017 and 2016.

Recent Accounting Pronouncements Not Yet Adopted

In May 2017, the FASB issued ASU 2017-09, "Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting," which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting pursuant to Topic 718. ASU 2017-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. The amendments in this update are required to be applied prospectively to an award modified on or after the adoption date. This standard becomes effective for the Company as of January 1, 2018. The impact this standard will have on the Company's consolidated financial statements and related disclosures will be dependent on the terms and conditions of any modifications made to share-based awards after January 1, 2018.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)." This ASU creates a single, comprehensive revenue recognition model for all contracts with customers. The model is based on changes in contract assets (rights to receive consideration) and liabilities (obligations to provide a good or service). Revenue will be recognized based on the satisfaction of performance obligations, which occurs when control of a good or service transfers to a customer and enhanced disclosures will be required regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity's contracts with customers. Either a retrospective or cumulative effect transition method, referred to as the modified retrospective method, is permitted. The Company expects the impact from the adoption of this standard is expected to be immaterial and the Company anticipates the impact will be immaterial to the consolidated financial statements for the full fiscal year 2018. The Company will adopt ASU 2014-09 on January 1, 2018 using the modified retrospective method by recognizing the cumulative effect of initially applying the new standard as an increase to the opening balance of retained earnings. The impact from the cumulative effect adjustment is expected to be immaterial and the Company anticipates the impact will be immaterial to the consolidated financial statements for the full fiscal year 2018.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)," which requires lessees to recognize right-of-use assets and lease liability, initially measured at present value of the lease payments, on its balance sheet for leases with terms longer than 12 months and classified as either financing or operating leases. ASU 2016-02 requires a modified retrospective transition approach for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, and provides certain practical expedients that companies may elect including those contained in ASU 2018-01, "Leases (Topic 842): Lease Easement Practical Expedient for Transition to Topic 842". This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years with early adoption permitted. The Company is currently evaluating the impact that the adoption of this ASU will have on its consolidated financial statements and related disclosures.

Recent accounting guidance not discussed above is not applicable, did not have, or is not expected to have a material impact to the Company.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

LM FUNDING AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 2. Finance Receivables – Original Product

The Company’s original funding product provides financing to community associations only up to the secured or “Super Lien Amount” as discussed in Note 1.  Finance receivables for the original product as of December 31, based on the year of funding are approximately as follows:

	2017	2016
Funded during the current year	$118,000	80,000
1-2 years outstanding	38,000	31,000
2-3 years outstanding	12,000	37,000
3-4 years outstanding	24,000	144,000
Greater than 4 years outstanding	640,000	744,000
	832,000	1,036,000
Reserve for credit losses	(194,000)	-
	$638,000	$1,036,000
Number of active units with delinquent assessments	1,162	1,490
Amount of outstanding interest and late fees on active units	$14,600,000	$18,000,000

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

As of December 31, 2017, maximum future contingent payments under these arrangements was approximately $461,000.  In prior years, the Company had mitigated the credit risk for these transactions by insuring the payment of a portion of uncollected assessments paid by the Company during 2016 and 2015, (See Note 4 below).

Delinquent assessments and accrued charges under these arrangements as of December 31, are as follows:

	2017	2016
Finance receivables, net	$339,000	$492,000
Delinquent assessments	1,200,000	1,636,000
Accrued interest and late fees	728,000	1,045,000
Number of active units with delinquent assessments	97	152

Note 4. New Neighbor Guaranty (NNG) Allowance for Credit Losses

Allowance for credit losses are recorded for losses that are considered “probable” and can be “reasonably estimated” in accordance with ASC 450-20.  Recoverability of the Company’s Original Product is generally assured because of the protection of the Super Lien

LM FUNDING AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

under Florida statute and as such no allowance is recorded.  Recoverability of the Company’s NNG Product was, in prior years, considered to be generally assured by the purchase of credit insurance.  The coverage was not renewed and only claims filed related to foreclosures occurring on or before January 28, 2016 will be covered under the insurance policy.

As a result of the insurance policy not being renewed, credit losses on the NNG product were estimated by the Company based on analyzing the investment in each unit as of December 31, 2015 and comparing that balance to the average payout for completed units for the past 12 months.  The Company performed an alternative analysis based on a calculation of historical loss experience using insurance recoveries during 2016 and 2015.  The allowance for losses based on these analyses, had a remaining balance of $51,000 and $125,000 as of December 31, 2017 and 2016, respectively.

Note 5. Real Estate Assets Owned

Real estate assets owned as reported in the accompanying consolidated balance sheets consist of the fair market value less cost to dispose for those foreclosed units acquired free and clear of any mortgage or other liens plus costs incurred by the Company in excess of original funding on units.  Real estate assets owned (free and clear of any mortgage) at December 31, 2017, and 2016, were approximately $196,700 and $734,700 respectively, consisting of two and fifteen units respectively, at these dates.  The Company acquired one and four new unencumbered units, net of disposals during 2017 and 2016 that were capitalized at fair value less cost to dispose of approximately $0 and $57,000, respectively.  The fair market value of each unit was first applied to recover the Company’s investment with any remaining proceeds applied next to interest, late fees, legal fees, collection costs, and payable to the association.  Any excess proceeds still remaining were recognized as a gain.

Most units are quitclaimed to the Company without the Company incurring additional cost and are subject to mortgage. Total units within the real estate portfolio at December 31, 2017 and 2016 as a result of foreclosure action were, including those discussed above, 66 and 67, respectively.  During 2017 and 2016, the Company sold eighteen and four units, respectively, and realized proceeds of approximately $797,000 and $105,000, respectively.  Any proceeds collected are first applied to recover the Company’s investment with any remaining proceeds applied next to interest, late fees, legal fees, collection costs and any amounts due to the community association.  Any excess proceeds still remaining are recognized as gain on sale of real estate assets.  If the future proceeds collected are lower than the Company’s carrying value, then a loss is recognized on the sale.  There was no significant gain or loss on the disposal of real estate assets during 2017 or 2016.  Rental revenues collected in 2017 and 2016 were approximately $737,000 (net of cost recovery of $73,000) and $347,000, respectively (net of cost recovery of $128,000).

As mentioned above, upon a unit being quitclaim deeded to the Company, the Company becomes responsible for current association assessments.  The monthly contingent obligation for assessments due on these units to associations as of December 31, 2017 and 2016 approximates $23,000 and $23,000, respectively.

LM FUNDING AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Long-Term Debt and Other Financing Arrangements

	Year ended December 31,
	2017	2016
Financing agreement with FlatIron capital that is unsecured. Down payment of $16,500 was required upfront and equal installment payments of $9,610 to be made over a 10 month period. The note matures May 31, 2018. Annualized interest is 5.25%	$39,028	$-

Promissory note issued to a financial institution, bearing interest at 8%, interest payable monthly, and principal payments due quarterly. Secured by all of the Company’s rights, title, interest, claims, and demands associated with certain condominium units held in LMF SPE #2, LLC and all cash held in LMF SPE #2, LLC. Accrued interest is due monthly beginning January 29, 2015. Installment of principal is due quarterly. Note was to mature on April 30, 2018 and could be prepaid at any time without penalty. Principal balance for this promissory note was $4,540,274, as of December 31, 2016.  Unamortized debt issuance costs were $96,896, as of December 31, 2016. (1)

	-	4,443,378

Promissory note issued to a financial institution, bearing interest at 6% plus one month Libor, principal payments of $60,000 per month plus interest due through maturity on February 1, 2018. This loan is collateralized by all of the accounts receivable, contract rights, and lien rights arising from or relating to collection of Association payments made by the Company relating to certain accounts as well as all deposit accounts and cash of LMF October 2010 Fund, LLC. LM Funding, LLC and its members guaranteed this loan.  Principal balance for this promissory note was $720,000, as of December 31, 2016. Unamortized debt issuance costs were $2,500, as of December 31, 2016.

	-	717,500
	$39,028	$5,160,878

(1)	The Company settled the promissory note by issuing 2,953,189 shares for approximately $4.7 million of the outstanding principal, accrued interest and late fees during the month of December 2017.

Minimum required principal payments on the Company’s debt as of December 31, 2017 are as follows :

Years Ending
December 31,
2018	$39,028
2019	-
$39,028

Note 7. Commitments and Contingencies

Leases

The Company leases its office under an operating lease beginning March 1, 2014 and ending July 31, 2019

Future minimum lease payments due under this lease as of December 31, 2017 are as follows:

Years Ending
December 31,
2018	$364,000
2019	216,000
$580,000

The Company shares this space and the related costs associated with this operating lease with a related party (see Note 10) that also performs legal services associated with the collection of delinquent assessments.  The Company entered into a sub-lease with an

LM FUNDING AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

unrelated party that generates $71,000 of annual rental income. Net rent expense recognized in 2017 and 2016 approximated $161,000 and $170,000, respectively.

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

We are a defendant in an action entitled Solaris at Brickell Bay Condominium Association, Inc. v. LM Funding, LLC, which was brought before the Circuit Court of the Eleventh Judicial Circuit, Miami-Dade Civil Division on July 31, 2014. On August 4, 2017, an order by the court was entered on Plaintiff’s Motion for Preliminary Approval of Class Action Settlement Agreement. In the order, the motion of the Plaintiff, Solaris at Brickell Bay Condominium Association, Inc., individually and on behalf of the certified plaintiff class (“Plaintiffs”), for approval of the Class Action Settlement Agreement (the “Settlement Agreement”) with Defendant LM Funding, LLC was granted. LMF, despite its belief that it is not liable for the claims asserted and that it has good defenses thereto, nevertheless agreed to enter into this Agreement in order to: (1) avoid any further expense, inconvenience, and distraction of burdensome and protracted litigation and its consequential negative financial effects to LM Funding, LLC  operations; (2) obtain the releases, orders, and final judgment contemplated by the Settlement Agreement; and (3) put to rest and terminate with finality all claims that had been or could have been asserted against LM Funding, LLC by the Plaintiffs arising from the facts alleged in the lawsuit. Pursuant to the agreement subsequently reached between counsel, all required actions and deadlines set forth in the Settlement Agreement are currently stayed. On March 1, 2018 a continuation of the abatement was granted until April 2, 2018. As of December 31, 2017, the Company had accrued costs of $505,000 as part of the Settlement Agreement. The settlement amount was contingent upon the Company obtaining sufficient financing within the allotted timeframe of the Settlement Agreement. On April 2, 2018, the Plaintiffs withdrew from the Settlement Agreement. The Company will pursue certain legal remedies to defend itself against the allegations.

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

Under ASC 740-10-30-5, Income Taxes, deferred tax assets should be reduced by a valuation allowance if, based on the weight of available evidence, it is more-likely-than-not (i.e., a likelihood of more than 50%) that some portion or all of the deferred tax assets will not be realized. The Company considers all positive and negative evidence available in determining the potential realization of deferred tax assets including, primarily, the recent history of taxable earnings or losses. Based on operating losses reported by the Company during 2017 and 2016, the Company concluded there was not sufficient positive evidence to overcome this recent operating history. As a result, the Company believes that a valuation allowance is necessary based on the more-likely-than-not threshold noted above. The Company recorded a valuation allowance of approximately of $3,620,000 during the year ended December 31, 2017 equal to its deferred tax asset as of December 31, 2017. The valuation allowance was subsequently reduced to reflect the decrease in deferred tax assets resulting from the tax act of 2017.

LM FUNDING AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant components of the tax expense (benefit) recognized in the accompanying consolidated statements of operations for the period December 31, 2016 to December 31, 2017) are as follows:

	Year Ended	Year Ended
	December 31, 2017	December 31, 2016
Current tax benefit
Federal	$(1,690,948)	$(1,402,230)
State	(220,735)	(81,611)
Total current tax benefit	(1,911,683)	(1,483,841)
Deferred tax expense	(31,974)	172,882
Rate change adjustment	1,754,830	-
Valuation allowance (expense)	3,620,363	-
Income tax (reduction) benefit	$3,431,536	$(1,310,959)

The reconciliation of the income tax computed at the combined federal and state statutory rate of 37.6% to the income tax benefit is as follows:

	Year Ended December 31,		Year Ended December 31,
	2017	2017	2016	2016
Benefit on net loss	$(1,955,120)	37.6%	$(1,385,291)	37.6%
Nondeductible expenses	11,464	(0.2)%	48,375	(1.3)%
Rate change adjustment	1,754,830	(33.8)%	-	0.0%
Valuation allowance (expense)	3,620,363	(69.7)%	-	0.0%
Other items	-	0.0%	25,957	0.7%
Tax benefit/effective rate	$3,431,536	(66.1)%	$(1,310,959)	37.0%

The significant components of the Company’s deferred tax liabilities and assets as of December 31, 2017 and December 31, 2016 are as follows:

	As of December 31,
	2017	2016
Deferred tax liabilities:
Tax expense for debt issuance costs	$-	$37,403.00
Tax expense for internally developed software	15,871	25,752
Tax depreciation in excess of book	8,921	14,710
Total deferred tax liabilities	24,792	77,865
Deferred tax assets:
Loss carryforwards	2,393,172	1,641,485
Step up in basis at contribution to C-Corp	1,024,590	1,584,758
Stock option expense	80,778	108,994
Step up in basis - purchase of non-controlling interest	63,890	96,583
Allowance for credit losses	62,154	47,038
Accrued liabilities	20,571	30,543
Total deferred tax asset	3,645,155	3,509,401
Valuation allowance	(3,620,363)	-
Net deferred tax asset	$-	$3,431,536

LM FUNDING AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As discussed above, the Predecessor effected a transaction resulting in the contribution of member interests to the Company (a newly formed C-Corporation).  This transaction was recorded at the carryover basis of the Predecessor for both tax and financial reporting purposes.  In accordance with ASC 740-10-45-19, Income Taxes, the Company accounted for the tax effect of the difference in tax basis and book basis assets and liabilities at contribution date as a direct consequence of a change in tax status. As such, the Company recognized a net deferred tax asset for the tax effect of those basis differences equal to $91,068 with a corresponding increase in tax benefit.  As a result of various equity transactions prior to the incorporation, the former members of the Predecessor recognized taxable gains associated with redemption consideration and/or deficit capital accounts totaling approximately $5.25 million. In accordance with ASC 740-20-45-11, the Company accounted for the tax effect of the step up in income tax basis related to these transactions with or among shareholders and recognized a deferred tax asset and corresponding increase in equity of approximately $1.97 million. Federal net operating loss carryforwards of approximately $512,000 related to 2015, $3,850,000 related to 2016 and $5,196,000 related to 2017 will expire in 2035, 2036 and 2037, respectively. The Company's federal and state tax returns for the 2015 through 2017 tax years generally remain subject to examination by U.S. and various state authorities.

Note 9. Stockholders’ Equity

Stock Issuance

The Company settled $4,720,860 of principal, accrued interest and other charges by issuing 2,953,189 common shares with a fair value of $5,325,639 which resulted in a $604,779 loss on settlement of debt.

Stock Warrants

On October 23, 2015 the Company issued warrants that allowed for the right to purchase 1,200,000 shares of common stock at an exercise price of $10.00 per share. These warrants have weighted average price of $10.00 and weighted average remaining life of 2.94 and 3.94 as of December 31, 2017 and 2016. These warrants expire in the year 2020.  The aggregate intrinsic value of the outstanding common stock warrants as of December 31, 2017 and 2016 was $0 and $0 respectively.

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

On January 4, 2016 the Company granted a total of 84,600 stock options to our employees at an exercise price of $12.50 per share.  These awards will vest evenly over a three year period. The maximum term of an option is 10 years from the date of grant.  The grant date fair value of the options granted was $1.27.  Total expense to be recognized for the remaining 24,200 employee options is approximately $24,200.

On January 4, 2016 the company granted a total of 37,904 stock options to consultants of the company at an exercise prices of $12.50 per share.  These awards vest immediately upon acceptance of agreement. The maximum term of an option is 10 years from the date of grant.  The grant date fair value of the options granted was $0.70.  Total expense to be recognized for the consultant options was approximately $26,000.

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

LM FUNDING AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On May 10, 2016 the Company granted a total of 25,000 stock options to an employee at an exercise price of $12.50 per share. These awards will vest evenly over a three year period.  The maximum term of an option is 10 years from the date of grant.  The Grand date fair value of the options was $1.08.  Total expense to be recognized for the employee options is approximately $27,000.

On November 29, 2017 the Company granted a total of 25,000 stock options to an employee at an exercise price of $12.50 per share. These awards will vest evenly over a three year period.  The maximum term of an option is 10 years from the date of grant.  The Grand date fair value of the options was $0.29.  Total expense to be recognized for the employee options is approximately $5,800.

The Black-Scholes pricing model was used to determine the fair value of the stock options granted by the Company. The Company recognizes this value as an expense over the period in which the stock options vest.  The weighted average grant date fair value of the options granted was $0.29 and $2.36, respectively for awards granted in the years ended December 31, 2017 and 2016. Compensation expense recognized from the vesting of stock options was approximately $29,000 and $275,000, respectively for the years ended December 31, 2017 and 2016.  The remaining unrecognized compensation cost associated with unvested stock options as of December 31, 2017 and 2016 is approximately $37,000 and $89,000, respectively.  At December 31, 2017, the stock options had a remaining life of approximately 8 years.

The aggregate intrinsic value of the outstanding common stock options as of December 31, 2017 and 2016 was $0 and $0 respectively.

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions. The model requires the use of subjective assumptions.  Expected volatility was based on the historical volatility of another public company with a similar business model and comparable market share as the Company.  The expected life (in years) was determined using historical data to estimate options exercise patterns.  The Company does not expect to pay any dividends for the foreseeable future thus zero was in the calculation.  The risk-free interest rate was based on the rate for US Treasury bonds commensurate with the expected term of the granted options. Significant assumptions used in the option-pricing model to fair value options granted were as follows:

	2016
	Employees	Consultants	Board of Directors	Employee
Risk-free rate	1.90%	1.73%	1.90%	1.36%
Expected life	6 years	5 years	6 years	6 years
Expected volatility	25.13%	20.61%	25.13%	25.82%
Expected dividend	—	—	—	—

2017
Risk-free rate	2.27%
Expected life	6 years
Expected volatility	50.00%
Expected dividend	—

LM FUNDING AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the stock option plan activity during 2017 and 2016:

	2017		2016
	Number of	Weighted Average	Number of	Weighted Average
	Options	Exercise Price	Options	Exercise Price
Options Outstanding at Beginning of the year	215,368	$11.38	94,500	$10.00

Granted	25,000	12.50	172,504	12.14
Exercised	-	-	-	-
Adjustment	7,936	12.50
Forfeited	(135,400)	12.50	(51,636)	12.50

Options Outstanding at End of Year	112,904	$11.11	215,368	$11.38

Options Exercisable at End of Year	62,904	$10.33	94,500	$10.00

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

During 2016, the Company experienced a decline in collection events that affected revenues both to the Company and BLG.  That resulted in an increase in the related party receivable and reflects the decision by the Company to advance funds to BLG based on the amount of their unpaid legal fees due from property owners.  Effective January 1, 2017, the Company entered into a new services agreement with BLG which partially alters the traditional deferred billing arrangement noted above.

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

Amounts collected from property owners and paid to BLG for 2017 and 2016 were approximately $1,136,000 and $1,129,000, respectively.  As of December 31, 2017 and 2016, receivables from property owners for charges ultimately payable to BLG approximate $3,657,000 and $6,005,000, respectively.

Under the related party agreement with BLG in effect during 2016 and 2017, the Company pays all costs (lien filing fees, process and serve costs) incurred in connection with the collection of amounts due from property owners.  Any recovery of these collection costs are accounted for as a reduction in expense incurred.  The Company incurred expenses related to these types of costs of $560,000 and $609,000, during 2017 and 2016, respectively. Recoveries during 2017 and 2016 related to those costs were approximately $331,000 and $316,000, respectively.

The Company also shares office space and related common expenses with BLG.  All shared expenses, including rent, are charged to the legal firm based on an estimate of actual usage.  Any expenses of BLG paid by the Company that have not been reimbursed or settled against other amounts are reflected as due from related parties in the accompanying consolidated balance sheet.

The Company assessed the collectability of the amount due from BLG and concluded that even though BLG had repaid $252,771 during the year, it did not have the ability to repay the remaining balance and as such took a reserve of approximately $1.4 million for

LM FUNDING AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the balance due as of December 31, 2017.  Amounts receivable from BLG as of December 31, 2017 and 2016 were approximately $0 and $1,661,000, respectively.

LMF has engaged BLG on behalf of many of its Association clients to service and collect the accounts and to distribute the proceeds as required by Florida law and the provisions of the purchase agreements between LMF and the Associations. In addition, Ms. Gould entered an employment agreement to work part-time for LMF. Ms. Gould’s employment agreement with LMF permits her to also work as General Manager of Business Law Group, P.A. which pays her additional compensation of $150,000 per year.

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

The Company considers the data inputs used to estimate the fair value of its finance receivables to fall within Level 3 of the fair value hierarchy.  Fair value measurements as noted below are based on the income approach using a discount rate of 7.95% and 8.45% for finance receivables at December 31, 2017 and 2016, respectively.  The recovery period as of both dates was assumed to be 8.5 years.  The carrying amount and estimated fair value of finance receivables at December 31 are as follows:

	2017		2016
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Finance receivables:
Original product	$638,000	$5,705,000	$1,036,000	$7,920,000
Special product, net of allowance (1)	340,000	890,000	492,000	975,000

(1)New Neighbor Guaranty program

LM FUNDING AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Reconciliation of Net Income To Cash Used In Operating Activities

	2017	2016
Net loss	$(8,627,179)	$(2,370,390)
Adjustments to reconcile net loss to cash used in operating activities
Stock compensation expense	29,065	275,380
Non cash operating revenue	-	(95,033)
Amortization of debt issuance cost	99,396	98,564
Interest settled with common shares	180,585
Depreciation and amortization	95,447	72,114
Reserve for uncollectible related party receivables	1,408,589
Credit loss reserves, net	88,571
Loss on settlement of debt	604,779
Loss on litigation	505,000
Write-off of deferred tax asset, net	3,431,536	(1,310,959)
Change in operating assets and liabilities:
Decrease (increase) in prepaid expenses and other assets	147,491	(52,376)
Increase (decrease) in accounts payable and accrued expenses	(15,735)	26,908
Increase (decrease) in other liabilities and obligations	(10,814)	3,153
Total cash used in operating activities	$(2,063,269)	$(3,352,639)

Note 13. Management’s Plans

On August 27, 2014, FASB issued ASU 2014-05, Disclosure of Uncertainties about an Entity’s ability to Continue as a Going Concern, which requires management to assess a company’s ability to continue as a going concern within one year from financial statement issuance and to provide related footnote disclosures in certain circumstances.

The Company has experienced significant operating losses over the past 2 years (2016 and 2017) with cumulative losses of approximately $11 million as the result of declining revenues and high expenses due to a number of factors.  These losses resulted in the usage of all cash proceeds from its initial public offering in 2015.

The Company started a number of initiatives in 2017 which included cost saving initiatives, a focus on collections and a resolve to settle its outstanding debt. The Company initiated a reduction in its workforce  from 2017 through 2018 which resulted in the workforce decreasing from 19 full time employees to 10 full time employees, a reduction in marketing expenses and a reduction in other controllable expenses.

The Company was also able to settle the $4,720,860 promissory note that had been due in April 2018 along with accrued interest and other costs with its primary creditor in exchange for 2,953,189 common shares and repay its other outstanding promissory note of $717,500 during the twelve months ended December 31, 2017.  The Company was then able to increase its working capital by obtaining a $500,000 senior secured convertible note to provide sufficient working capital until it’s able to fulfil all of the obligations required pursuant to its $5 million equity line. (see Note 14 Subsequent Events).  The new financing arrangement will provide the Company with sufficient liquidity for it to operate for the next 12 months.

The Company will also continue to explore ways to unlock value across a range of assets, including exploring ways to maximize the value of our unsecured debt owed by current and former owners of the condominium units.

Between the cost saving initiatives, a focus on collections, the settlement of its debt obligations and the generation of additional working capital through the use of new financing should avoid any substantial doubt about the Company’s ability to continue as a going concern as defined by ASU 2014-05.

LM FUNDING AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We believe that the actions discussed above mitigate the substantial doubt raised by our recent operating losses and satisfy our estimated liquidity needs 12 months from the issuance of the financial statements.  However, we cannot predict, with certainty, the outcome of our actions to generate liquidity, including the availability of additional debt financing, or whether such actions would generate the expected liquidity as currently planned. Additionally, a failure to generate additional liquidity could negatively impact our ability to acquire units.

Note 14. Subsequent Events

On April 2, 2018, the “Company entered into a Securities Purchase Agreement (the “SPA”) with a New York-based family office (“Investor”) pursuant to which the Company issued to Investor a Senior Convertible Promissory Note (“Note”) in the original principal amount of $500,000 in exchange for a purchase price of $500,000.  The maturity date of the Note is six months after the date of issuance (subject to acceleration upon an event of default).  Investor may at any time on or after the maturity date convert all or any part of the outstanding and unpaid principal amount and accrued and unpaid interest of the Note into fully paid and non-assessable shares of the Company’s common stock, par value $0.001 per share (“Common Stock”), at a conversion price equal to 85% of the lowest daily volume weighted average price of the Common Stock in the 10 trading days immediately prior to conversion.  The Note carries a 10.5% interest rate, with accrued but unpaid interest being payable on the Note’s maturity date.  Investor was also issued pursuant to the SPA five- year warrants exercisable at the closing per share bid price on April 2, 2018 to purchase 400,000 shares of the Company’s common stock (the “Warrants”).

Also on April 2, 2018, the Company entered into a Common Stock Purchase Agreement (“Purchase Agreement”) with Investor relating to the purchase by Investor from the Company up to $5,000,000 of the Company’s Common Stock.  The Purchase Agreement provides that, upon the terms and subject to the conditions set forth therein, Investor has committed to purchase up to $5,000,000 worth of the Company’s Common Stock (“Purchase Shares”) over a 2-year period beginning on the date on which a registration statement relating to the resale of the Purchase Shares (the “Registration Statement”) is first declared effective by the U.S. Securities and Exchange Commission (the “Commission”).

The Purchase Agreement requires the Company to issue to the Investor as consideration for the Investor entering into the Purchase Agreement such number of shares of Common Stock that would have a value equivalent to $200,000 calculated using the average of volume weighted average price for the Common Stock during normal trading hours during the three business day period immediately preceding the date of issuance of such shares.

The issuance of the securities to the Investor under the Purchase Agreement and SPA is exempt from registration under the Securities Act, pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) of the Securities Act of 1933, as amended (the “1933 Act”), and/or Rule 506 of Regulation D promulgated under the 1933 Act.   The Company made this determination based on the representations of Investor that Investor is an “accredited investor” within the meaning of Rule 501 of Regulation D under the 1933 Act and has access to information about the Company and its investment.

As contemplated by the Purchase Agreement, on April 2, 2018, the Company entered into registration rights agreement with the Investor (the “Registration Rights Agreement”).  The Registration Rights Agreement requires that an initial registration statement for the Purchase Shares be filed pursuant by the twentieth business day after the date of the Company’s filing of its annual report for the fiscal year ended December 31, 2017 on Form 10-K (the “Filing Deadline”).  The Registration Rights Agreement requires the Company to use its commercially reasonable efforts to cause the Registration Statement to become effective as promptly thereafter as practicable but in any event not later than (i) with respect to the Initial Registration Statement, the earlier of the (A) 45th calendar day after the Filing Deadline of the Initial Registration Statement (or, in the event of a review by the Commission, the 90th calendar day following the date of the Registration Rights Agreement) and (B) 5th Business Day after the date the Company is notified (orally or in writing, whichever is earlier) by the Commission that such Registration Statement will not be reviewed or will not be subject to further review and (ii) with respect to any additional Registration Statements that may be required to be filed by the Company pursuant to the Registration Rights Agreement, the earlier of the (A) 45th calendar day following the date on which the Company was required to file such additional Registration Statement (or, in the event of a review by the SEC, the 90th calendar day following the date on which such additional Registration Statement is required to be filed hereunder); and (B) 5th Business Day after the date the Company is notified (orally or in writing, whichever is earlier) by the Commission that such Registration Statement will not be reviewed or will not be subject to further review.

LM FUNDING AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

If the Company fails to meet the Filing Deadline or the above effectiveness deadlines, subject to certain terms provided for in the Registration Rights Agreement, the Company will be required to pay liquidated damages to the Investor. The Registration Rights Agreement also provides for customary indemnification and contribution provisions.

LM FUNDING AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

3.2	By-Laws of LM Funding America, Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 filed on June 25, 2015 (Registration No. 333-205232))

4.1	Form of Warrant Agreement. (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 (Amendment No. 1) filed on August 7, 2015 (Registration No. 333-205232))

4.2	Form of Common Stock Certificate. (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 (Amendment No. 2) filed on August 27, 2015 (Registration No. 333-205232))

4.3	Senior Convertible Promissory Note, dated March 29, 2018. (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on April 3, 2018)
4.4	Warrant to Purchase Common Shares, dated Apirl 2, 2018, between the Company and Esousa Holdings LLC. (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on April 3, 2018)
10.1#	Employment Agreement, dated October 22, 2015, by and between Bruce M. Rodgers and LM Funding America, Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on October 23, 2015)

10.2#	Employment Agreement, dated October 22, 2015, by and between Carollinn Gould and LM Funding America, Inc. (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on October 23, 2015)

10.3#	Employment Agreement, dated October 22, 2015, by and between Sean Galaris and LM Funding America, Inc. (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on October 23, 2015)

10.4#	Employment Agreement, dated January 4, 2016, by and between the Company and Steve Weclew. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 7, 2016)

10.5#	Employment Agreement, dated January 4, 2016, by and between the Company and Aaron L. Gordon. (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on January 7, 2016)

10.6#	LM Funding America, Inc. 2015 Omnibus Incentive Plan. (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on October 23, 2015)

10.7#	Form of LM Funding America, Inc. 2015 Omnibus Incentive Plan Stock Option Award Agreement. (incorporated by reference to Exhibit 10.5 to the Form 8-K filed on October 23, 2015)

10.8#	Form of LM Funding America, Inc. 2015 Omnibus Incentive Plan Restricted Stock Award Agreement. (incorporated by reference to Exhibit 10.6 to the Form 8-K filed on October 23, 2015)

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

10.12	Form of Association Receivables Purchase Agreement. (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 filed on June 25, 2015 (Registration No. 333-205232))

LM FUNDING AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Exhibit Number	Description
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

LM FUNDING AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Exhibit Number	Description
10.30#

Amendment to Employment Agreement of Steve Weclew, dated August 30, 2016, by and between the Company and Steve Weclew. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on August 31, 2016)

10.31#

Amendment to Employment Agreement of Aaron Gordon, dated August 30, 2016, by and between the Company and Aaron Gordon. (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on August 31, 2016)

10.32#

Employment Offer, dated November 16, 2017 and effective November 29, 2017, by and between the Company and Richard Russell. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 1, 2017)

10.33#	Securities Purchase Agreement, dated March 29, 2018, between the Company and Esousa Holdings LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 3, 2018)

10.34#	Registration Rights Agreement, dated March 29, 2018, between the Company and Esousa Holdings LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on April 3, 2018)
10.35#	Common Stock Purchase Agreement, dated March 29, 2018, between the Company and Esousa Holdings,LLC. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on April 3, 2018)

10.36

First Amendment to Credit Agreement, dated March 31, 2017 and effective March 15, 2017, among LMF SPE#2, LLC, as borrower, LM Funding, LLC,  and LM Funding Management, LLC, as guarantors, and Heartland Bank, as lender. (incorporated by reference to Exhibit 10.32 to the Annual Report on Form 10-K filed on April 4, 2017)

10.37

Irrevocable Continuing Guaranty Agreement, dated March 31, 2017 and effective as of March 15, 2017, by the Company in favor of Heartland Bank. (incorporated by reference to Exhibit 10.33 to the Annual Report on Form 10-K filed on April 4, 2017)

10.38

Pledge Agreement, dated March 31, 2017 and effective as of March 15, 2017, by the Company in favor of Heartland Bank. (incorporated by reference to Exhibit 10.34 to the Annual Report on Form 10-K filed on April 4, 2017)

10.39

First Amendment to Pledge Agreement, dated March 31, 2017, effective as of March 15, 2017, by LM Funding, LLC in favor of Heartland Bank. (incorporated by reference to Exhibit 10.35 to the Annual Report on Form 10-K filed on April 4, 2017)

10.40

Master Exchange Agreement, dated December 11, 2017, by and between the Company and Esousa Holdings LLC. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 12, 2017)

10.41	Form of Warrant to Purchase Common Stock. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 12, 2017)

21.1*	Subsidiaries of the registrant.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#	Indicates a management contract or compensatory arrangement.
*	Filed herewith.

LM FUNDING AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

LM FUNDING AMERICA, INC.

Date: April 17, 2018	By:	/s/ Bruce M. Rodgers
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

Name	Title	Date

/s/ Bruce M. Rodgers
Bruce M. Rodgers	Chief Executive Officer and Chairman of the Board of Directors
	(Principal Executive Officer)	April 17, 2018

/s/ Richard Russell
Richard Russell	Chief Financial Officer
	(Principal Financial Officer and Principal Accounting Officer)	April 17, 2018

/s/ Carollinn Gould
Carollinn Gould	Member of the Board of Directors	April 17, 2018

/s/ Andrew Graham
Andrew Graham	Member of the Board of Directors	April 17, 2018

/s/ Martin A. Traber	Member of the Board of Directors	April 17, 2018
Martin A. Traber

/s/ Joel Rodgers	Member of the Board of Directors	April 17, 2018
Joel Rodgers

/s/ Douglas McCree	Member of the Board of Directors	April 17, 2018
Douglas McCree

/s/ Birge Sigety	Member of the Board of Directors	April 17, 2018
Birge Sigety

EX-4