Form 10-Q
period 2018-03-31
LM FUNDING AMERICA, INC.
filed 2018-05-14
CIK 1640384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

The registrant had 6.3 million shares of Common Stock, par value $0.001 per share, outstanding as of May 1, 2018.

LM FUNDING AMERICA, INC.

TABLE OF CONTENTS

		Page

PART I.	FINANCIAL INFORMATION	3

Item 1.	Financial Statements	3

	LM Funding America, Inc. and Subsidiaries Condensed Consolidated Balance Sheets March 31, 2018 (unaudited) and December 31, 2017	3

	LM Funding America, Inc. and Subsidiaries Condensed Consolidated Statements of Operations Three and Three Months Ended March 31, 2018 and 2017 (unaudited)	3

	LM Funding America, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows Three Months Ended March 31, 2018 and 2017 (unaudited)	4

	Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	19

PART II.	OTHER INFORMATION	20

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Mine Safety Disclosures	21

Item 5.	Other Information	21

Item 6.	Exhibits	21

SIGNATURES		22

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

LM Funding America, Inc. and Subsidiaries Condensed Consolidated Balance Sheets

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Cash	$464,908	$590,394
Finance receivables:
Original product - net (Note 2)	575,673	637,937
Special product - New Neighbor Guaranty program - net (Note 3)	338,360	339,471
Prepaid expenses and other assets	121,282	101,339
Fixed assets, net (Note 1)	58,672	69,505
Real estate assets owned (Note 1)	184,300	196,707
Other Assets	62,964	32,964
Total assets	$1,806,159	$1,968,317

LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable (Note 5)
Principal amount	$15,611	$39,028
Accounts payable and accrued expenses	338,834	477,953
Due to related party (Note 4)	27,480	-
Accrued loss litigation settlement	505,000	505,000
Other liabilities and obligations	31,709	49,353
Total liabilities	918,634	1,071,334
Stockholders’ equity:
Common stock, par value $.001; 10,000,000 shares authorized; 6,253,189 shares issued and outstanding	6,253	6,253
Additional paid-in capital	11,907,915	11,908,455
Accumulated deficit	(11,026,643)	(11,017,725)
Total stockholders’ equity	887,525	896,983
Total liabilities and stockholders’ equity	$1,806,159	$1,968,317

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

LM Funding America, Inc. and Subsidiaries Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues:
Interest on delinquent association fees	$550,862	$691,648
Administrative and late fees	68,328	78,035
Recoveries in excess of cost - special product	67,537	20,939
Underwriting and other revenues	54,561	68,729
Rental revenue	222,445	164,605
Total revenues	963,733	1,023,956

Operating Expenses:
Staff costs and payroll	402,283	513,221
Professional fees	60,942	266,650
Settlement costs with associations	15,712	65,485
Selling, general and administrative	346,713	490,677
Provision for credit losses	581	-
Real estate management and disposal	119,362	130,120
Depreciation and amortization	22,155	15,438
Collection costs	602	48,094
Other operating expenses	4,301	3,072
Total operating expenses	972,651	1,532,757
Operating loss	(8,918)	(508,801)
Interest expense	-	126,612
Loss before income taxes	(8,918)	(635,413)
Income tax benefit	-	(232,512)
Net loss	$(8,918)	$(402,901)

Loss per share:
Basic	$(0.00)	$(0.12)
Diluted	(0.00)	(0.12)
Weighted average number of common shares outstanding:
Basic	6,253,189	3,300,000
Diluted	6,253,189	3,300,000

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

LM Funding America, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,918)	$(402,901)

Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization	22,155	15,438
Stock Compensation	(540)	10,722
Amortization of debt issuance costs	-	24,641

Change in assets and liabilities
Accounts Receivable	(1,408)	2,965
Prepaid Expenses	(18,532)	(8,534)
Other Assets	-	(880)
Accounts Payable	3,916	10,709
Accrued Expenses	(143,035)	(159,152)
Advances (repayments) to related party	27,480	(48,365)
Other Liabilities	(17,644)	(5,230)
Deferred taxes	-	(232,512)

Net cash used in operating activities	(136,526)	(793,099)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net collections of finance receivables - original product	62,264	33,163
Net collections of finance receivables - special product	1,108	46,796
Capital expenditures	-	(773)
Proceeds for real estate assets owned	1,085	20,518

Net cash provided by investing activities	64,457	99,704

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments	(23,417)	(180,000)
Debt issue costs	(30,000)	-

Net cash used in financing activities	(53,417)	(180,000)

NET INCREASE (DECREASE) IN CASH	(125,486)	(873,395)

CASH - BEGINNING OF YEAR	590,394	2,268,180

CASH - END OF YEAR	$464,908	$1,394,785

SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION
Cash paid for interest	$-	$101,971
Income tax	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LM FUNDING AMERICA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in the annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The interim condensed consolidated financial statements as of March 31, 2018 and for the three months ended March 31, 2018 and March 31, 2017, respectively are unaudited. In the opinion of management, the interim condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of the results for the interim periods. The accompanying condensed consolidated balance sheet as of December 31, 2017, is derived from the audited consolidated financial statements presented in the Company’s Annual Report on Form 10-K for fiscal the year ended December 31, 2017.

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

Revenue Recognition

Accounting Standards Codification (“ASC”) 606of the Financial Accounting Standards Board (“FASB”) states an entity needs to conclude at the inception of the contract that collectability of the consideration to which it will be entitled in exchange for the goods and services that will be transferred to the customer is probable. That is, in some circumstances, an entity may not need to assess its ability to collect all of the consideration in the contract. The Company provides funding to community associations by purchasing their rights under delinquent accounts from unpaid assessments due from property owners (the “accounts”). Collections on the accounts may vary greatly in both the timing and amount ultimately recovered compared with the total revenues earned on the accounts because of a variety of economic and social factors affecting the real estate environment in general. The Company’s contract with its customers have very specific performance obligations.  The Company has determined that the known amount of cash to be realized or realizable on its revenue generating activities cannot be reasonably estimated.

The Company classifies its finance receivables as nonaccrual and recognizes revenues in the accompanying statements of income on the cash basis or cost recovery method. The Company applies the cash basis method to its original product and the cost recovery method to its special product as follows:

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

Finance Receivables

Finance receivables are recorded at the amount funded or cost (by unit). The Company evaluates its finance receivables at each period end for losses that are considered probable and can be reasonably estimated in accordance with ASC 450-20. As discussed above, recoverability of funded amounts under the Company’s original product is generally assured because of the protection of the Super Lien Amount. However, the Company did have an accrual at March 31, 2018 and December 31, 2017 for an allowance for credit losses for this program of $192,394 and $194,000.

Under the New Neighbor Guaranty program (special product), the Company funds amounts in excess of the Super Lien Amount. When evaluating the carrying value of its finance receivables, the Company looks at the likelihood of future cash flows based on historical payoffs, the fair value of the underlying real estate, the general condition of the community association in which the unit exists, and the general economic real estate environment in the local area. The Company estimated an allowance for credit losses for this program of $51,230 as of March 31, 2018 and December 31, 2017 under ASC 450-20 related to its New Neighbor Guaranty program.

The Company will charge any receivable against the allowance for credit losses when management believes the collectability of the receivable is confirmed. The Company considers writing off a receivable when (i) a first mortgage holder who names the association in a foreclosure suit takes title and satisfies an estoppel letter for amounts owed which are less than amounts the Company funded to the association; (ii) a tax deed is issued with insufficient excess proceeds to pay amounts the Company funded to the association; (iii) an association settles an account for less than amounts the Company funded to the association or (iv) the association terminates its relationship with the Company’s designated legal counsel. Upon the occurrence of any of these events, the Company evaluates the potential recovery via a deficiency judgment against the prior owner and the ability to collect upon the deficiency judgment within the statute of limitations period or whether the deficiency judgment can be sold. If the Company determines that collection through a deficiency judgment or sale of a deficiency judgment is not feasible, the Company writes off the unrecoverable receivable amount. Any losses greater than the recorded allowance will be recognized as expenses. Under the Company’s revenue recognition policies, all finance receivables (original product and special product) are classified as nonaccrual.

During the three months ended March 31, 2018 and 2017, write offs charged against the allowance for credit losses were $1,606 and $21,236, respectively. Any losses greater than the recorded allowance will be recognized as expenses. Under the Company’s revenue recognition policies, all finance receivables (original product and special product) are classified as nonaccrual.

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

The Company capitalizes costs incurred to acquire real estate owned properties and any costs incurred to get the units in a condition to be rented.  These costs include, but are not limited to, renovation/rehabilitation costs, legal costs, and delinquent taxes.  These costs are depreciated over the estimated minimum time period the Company expects to maintain possession of the units.  Costs incurred for unencumbered units are depreciated over 20 years and costs for units subject to a first mortgage are depreciated over 3 years.  As of March 31, 2018 and December 31, 2017, capitalized real estate costs, net of accumulated depreciation, were $184,300 and $196,707, respectively.

During the three-month periods ended March 31, 2018 and 2017, depreciation expense was $11,323 and $5,000, respectively.

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

Fixed Assets

The Company capitalizes all acquisitions of fixed assets in excess of $500. Fixed assets are stated at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the assets. Fixed assets are comprised of furniture, computer and office equipment with an assigned useful life of 3 to 5 years. Fixed assets also include capitalized software costs. Capitalized software costs include costs to develop software to be used solely to meet the Company’s internal needs, consist of employee salaries and benefits and fees paid to outside consultants during the application development stage, and are amortized over their estimated useful life of 5 years. As of March 31, 2018 and December 31, 2017, capitalized software costs, net of accumulated amortization, was $39,396 and $45,210, respectively. Amortization expense for capitalized software costs for the periods ended March 31, 2018 and 2017 was $5,815.

Debt Issue Costs

The Company capitalizes all debt issue costs and amortizes them on a method that approximates the effective interest method over the remaining term of the note payable. The Company capitalizes all debt issue costs and amortizes them on a method that approximates the effective interest method over the remaining term of the note payable. Unamortized debt issue costs of $30,000 at March 31, 2018 and $0 at December 31, 2017 are presented in the accompanying condensed consolidated balance sheets as other assets until the loan proceeds are received which at that time will be reclassified as a direct deduction from the carrying amount of that debt liability in accordance with Accounting Standards Update (“ASU”) 2015-03 (see below). The Company adopted this new standard in the first quarter of fiscal 2016. The adoption of this standard did not have a material impact on the Company's consolidated financial position and had no impact on its consolidated income or cash flows. In addition, the amortization of debt issuance costs is to be reported as interest expense under ASU 2015-03 (ASC 835-30-45-3).  During the three months ended March 31, 2018 and 2017, the amortization of debt issuance costs was $0 and $24,641, respectively.

Settlement Costs with Associations

Community associations working with the Company will at times incur costs in connection with litigation initiated by the Company against property owners and or mortgage holders. These costs include settlement agreements whereby the community association agrees to pay some monetary compensation to the opposing party or judgments against the community associations for fees of opposing legal counsel or other damages awarded by the courts. The Company indemnifies the community association for these costs pursuant to the provisions of the agreement between the Company and the community association. Costs incurred by the Company for these indemnification obligations for the three months ended March 31, 2018 and 2017 were approximately $15,000 and $65,000, respectively. The Company does not limit its indemnification based on amounts ultimately collected from property owners.

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

Under ASC 740-10-30-5, Income Taxes, deferred tax assets should be reduced by a valuation allowance if, based on the weight of available evidence, it is more-likely-than-not (i.e., a likelihood of more than 50%) that some portion or all of the deferred tax assets will not be realized. The Company considers all positive and negative evidence available in determining the potential realization of deferred tax assets including, primarily, the recent history of taxable earnings or losses. Based on operating losses reported by the Company during 2017 and 2016, the Company concluded there was not sufficient positive evidence to overcome this recent operating history. As a result, the Company believes that a valuation allowance was necessary based on the more-likely-than-not threshold noted above. The Company recorded a valuation allowance of approximately of $3,620,000 during the year ended December 31, 2017 equal to its deferred tax asset as of December 31, 2017. The valuation allowance was subsequently reduced to reflect the decrease in deferred tax assets resulting from the tax act of 2017.

Loss Per Share

Basic loss per share is calculated as net loss to common stockholders divided by the weighted average number of common shares outstanding during the period.  Diluted loss per share for the period equals basic loss per share as the effect of any stock based compensation awards or stock warrants would be anti-dilutive.  The anti-dilutive stock based compensation awards consisted of:

	As of March 31,
	2018	2017
Stock Options	96,237	215,368
Stock Warrants	1,200,000	1,200,000

On April 2, 2018 the Company issued warrants representing 400,000 shares of common stock.  Those shares are not included in this calculation.

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

Fair Value of Financial Instruments

FASB ASC 825-10, Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet. The Company engages a third-party valuation firm to assist in estimating the fair value of its finance receivables.

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

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)." This ASU creates a single, comprehensive revenue recognition model for all contracts with customers. The model is based on changes in contract assets (rights to receive consideration) and liabilities (obligations to provide a good or service). Revenue will be recognized based on the satisfaction of performance obligations, which occurs when control of a good or service transfers to a customer and enhanced disclosures will be required regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity's contracts with customers. Either a retrospective or cumulative effect transition method, referred to as the modified retrospective method, is permitted. The impact from the adoption of this standard was immaterial to the consolidated financial statements for the full fiscal year 2018. The Company adopted ASU 2014-09 on January 1, 2018 using the modified retrospective method by recognizing the cumulative effect of initially applying the new standard as an increase to the opening balance of and March 31, 2017 retained earnings. There was no impact from the cumulative effect adjustment for the three months ended March 31, 2018.

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

Recent Accounting Pronouncements Not Yet Adopted

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

Subsequent Events

The Company has evaluated subsequent events through the date which the condensed consolidated financial statements were issued.  Refer to Note 8. Subsequent Events, for further discussion.

Note 2. Finance Receivables – Original Product

The Company’s original funding product provides financing to community associations only up to the secured or “Super Lien Amount” as discussed in Note 1.  Finance receivables for the original product as of December 31, based on the year of funding are approximately as follows:

	March 31, 2018	December 31, 2017 (Audited)
Funded during the current year	$16,000	$118,000
1-2 years outstanding	91,000	38,000
2-3 years outstanding	34,000	12,000
3-4 years outstanding	11,000	24,000
Greater than 4 years outstanding	616,100	640,000
	768,100	832,000
Reserve for credit losses	(192,400)	(194,000)
	$575,700	$638,000
Number of active units with delinquent assessments	1,067	1,162
Amount of outstanding interest and late fees on active units	$14,621,000	$14,600,000

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

As of December 31, 2017, maximum future contingent payments under these arrangements was approximately $401,000.  .

Delinquent assessments and accrued charges under these arrangements as of December 31, are as follows:

	March 31, 2018	December 31, 2017 (Audited)
Finance receivables, net	$338,000	$339,000
Delinquent assessments	1,169,000	1,200,000
Accrued interest and late fees	756,000	728,000
Number of active units with delinquent assessments	95	97

Allowance for credit losses are recorded for losses that are considered “probable” and can be “reasonably estimated” in accordance with ASC 450-20.  Recoverability of the Company’s Original Product is generally assured because of the protection of the Super Lien under Florida statute and as such no allowance is recorded.

Credit losses on the NNG product were estimated by the Company based on analyzing the investment in each unit and comparing that balance to the average payout for completed units for the past 12 months. The allowance for losses based on these analyses, had a remaining balance of $51,000 as of March 31, 2018 and December 31, 2017.

Note 4. Due to Related Party

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

Amounts paid by the Company to BLG for the three months ended March 31, 2018 and 2017, respectively were approximately $274,000 and $246,000, respectively.  As of March 31, 2018 and December 31, 2017, receivables from property owners for charges ultimately payable to BLG approximate $3,506,000 and $3,657,000, respectively.

Under the related party agreement with BLG in effect during 2017 and 2018, the Company pays all costs (lien filing fees, process and serve costs) incurred in connection with the collection of amounts due from property owners.  Any recovery of these collection costs is accounted for as a reduction in expense incurred.  The Company incurred expenses related to these types of costs for the three months ended March 31, 2018 and 2017 were $66,000 and $123,000, respectively. Recoveries during the three months ended March 31, 2018 and 2017, related to those costs were approximately $65,000 and $75,000, respectively.

The Company also shares office space and related common expenses with BLG.  All shared expenses, including rent, are charged to the legal firm based on an estimate of actual usage.  Any expenses of BLG paid by the Company that have not been reimbursed or settled against other amounts are reflected as due from related parties in the accompanying consolidated balance sheet.

The Company assessed the collectability of the amount due from BLG as of December 31, 2017 and concluded that even though BLG had repaid $252,771 during the year, it did not have the ability to repay the remaining balance and as such took a reserve of approximately $1.4 million for the balance due as of December 31, 2017.  Amounts receivable from (payable to) BLG as of March 31, 2018 and December 31, 2017 were approximately $(27,000) and $0, respectively.

Note 5. Long-term debt and Other Financing Arrangements

	March 31, 2018	December 31, 2017 (Audited)
Financing agreement with FlatIron capital that is unsecured. Down payment of $16,500 was required upfront and equal installment payments of $9,610 to be made over a 10 month period. The note matures May 31, 2018. Annualized interest is 5.25%	$15,611	$39,028

	$15,611	$39,028

Note 6. Management’s Plans

On August 27, 2014, FASB issued ASU 2014-05, Disclosure of Uncertainties about an Entity’s ability to Continue as a Going Concern, which requires management to assess a company’s ability to continue as a going concern within one year from financial statement issuance and to provide related footnote disclosures in certain circumstances.

The Company has experienced significant operating losses over the past 2 years (2016 and 2017) with a minor loss for the three month period ended March 31, 2018 with cumulative losses of approximately $11 million as the result of declining revenues and high expenses due to a number of factors.  These losses resulted in the usage of all cash proceeds from its initial public offering in 2015.

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

The Company was also able to settle the $4,720,860 promissory note that had been due in April 2018 along with accrued interest and other costs with its primary creditor in exchange for 2,953,189 common shares and repay its other outstanding promissory note of $717,500 during the twelve months ended December 31, 2017.  The Company was then able to increase its working capital by obtaining a $500,000 senior secured convertible note to provide sufficient working capital until it’s able to fulfil all of the obligations required pursuant to its $5 million equity line. (see Note 8 Subsequent Events).  The new financing arrangement will provide the Company with sufficient liquidity for it to operate for the next 12 months.

The Company will also continue to explore ways to unlock value across a range of assets, including exploring ways to maximize the value of our unsecured debt owed by current and former owners of the condominium units.

Between the cost saving initiatives, a focus on collections, the settlement of its debt obligations and the generation of additional working capital from new financing should avoid any substantial doubt about the Company’s ability to continue as a going concern as defined by ASU 2014-05.

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

Note 7. Commitments and Contingencies

Leases

The Company leases its office under an operating lease beginning March 1, 2014 and ending July 31, 2019

Future minimum lease payments due under this lease as of March 31, 2018 are as follows:

Years Ending
December 31,
2018	$274,000
2019	216,000
$490,000

The Company shares this space and the related costs associated with this operating lease with a related party (see Note 4) that also performs legal services associated with the collection of delinquent assessments.  The Company’s sub-lease to an unrelated party generates $71,000 of annual rental income.

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

We are a defendant in an action entitled Solaris at Brickell Bay Condominium Association, Inc. v. LM Funding, LLC, which was brought before the Circuit Court of the Eleventh Judicial Circuit, Miami-Dade Civil Division on July 31, 2014. On August 4, 2017, an order by the court was entered on Plaintiff’s Motion for Preliminary Approval of Class Action Settlement Agreement. In the order, the motion of the Plaintiff, Solaris at Brickell Bay Condominium Association, Inc., individually and on behalf of the certified plaintiff class (“Plaintiffs”), for approval of the Class Action Settlement Agreement (the “Settlement Agreement”) with Defendant LM Funding, LLC was granted. LMF, despite its belief that it is not liable for the claims asserted and that it has good defenses thereto, nevertheless agreed to enter into this Agreement in order to: (1) avoid any further expense, inconvenience, and distraction of burdensome and protracted litigation and its consequential negative financial effects to LM Funding, LLC  operations; (2) obtain the releases, orders, and final judgment contemplated by the Settlement Agreement; and (3) put to rest and terminate with finality all claims that had been or could have been asserted against LM Funding, LLC by the Plaintiffs arising from the facts alleged in the lawsuit. Pursuant to the agreement subsequently reached between counsel, all required actions and deadlines set forth in the Settlement Agreement are currently stayed. On March 1, 2018 a continuation of the abatement was granted until April 2, 2018. As of December 31, 2017, the Company had accrued costs of $505,000 as part of the Settlement Agreement. The settlement amount was contingent upon the Company obtaining sufficient financing within the allotted timeframe of the Settlement Agreement. On April 2, 2018, the Plaintiffs withdrew from the Settlement Agreement. The Company will pursue certain legal remedies to defend itself against the allegations including the pursuit of legal fees and costs owed pursuant to the contract.

Note 8. Subsequent Events

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

The Purchase Agreement requires the Company to issue to the Investor as consideration for the Investor entering into the Purchase Agreement such number of shares of Common Stock that would have a value equivalent to $200,000 calculated using the average of volume weighted average price for the Common Stock during normal trading hours during the three business-day period immediately preceding the date of issuance of such shares.

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

We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties, and assumptions about us that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Important factors which could materially affect our results and our future performance include, without limitation, our ability to purchase defaulted consumer receivables at appropriate prices, changes in governmental regulations that affect our ability to collect sufficient amounts on our defaulted consumer receivables, our ability to employ and retain qualified employees, changes in the credit or capital markets, changes in interest rates, deterioration in economic conditions, and negative press regarding the debt collection industry which may have a negative impact on a debtor’s willingness to pay the debt we acquire, as well as other factors set forth under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and Item 1A of this Quarterly Report on Form 10-Q.

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

Results of Operations

The Three Months Ended March 31, 2018 compared with the Three Months Ended March 31, 2017

Revenues

During the Three Months ended March 31, 2018, total revenues decreased by $60 thousand, or 5.9%, to $963.7 thousand from $1,024 thousand in the Three Months ended March 31, 2017.

Interest on delinquent association fees for the Three Months ended March 31, 2018 decreased $141 thousand or 20.4% as the number of payoffs decreased to 81 payoff occurrences as compared to 179 payoff occurrences for the three months ended March 31, 2017.   “Payoffs” consist of recovery of the entire legally collectible portion, or a settlement thereof, of our principal investment, accrued interest, and late fees owed to us from the proceeds of the Accounts collected by the Associations in accordance with our contracts with Associations. We believe the decrease in payoff occurrences is attributed to a change in the overall real estate markets where the Company operates.  We believe the year over year decrease in the number of foreclosures in the Florida market has affected the number of payoff occurrences we experienced in 2017 and 2018. The decrease in revenue was partially offset by an increase in revenue per unit. The average revenue per unit per the Statement of Operations, excluding rental revenue increased to $5,920 for the Three Months ended March 31, 2018 compared with $4,800 for the Three Months ended March 31, 2017.

We saw an increase in rental revenue in the Three Months ended March 31, 2018 of $57 thousand to $222 thousand from $165 thousand for the Three Months ended March 31, 2017. This was due to improving the utilization of our rental base in 2017 that has carried over into 2018.

Operating Expenses

During the Three Months ended March 31, 2018, operating expenses decreased $560 thousand, or 36.5%, to $973 thousand from $1,533 thousand for the Three Months ended March 31, 2017. The decrease in operating expenses can be attributed to various factors, including a reduction in staffing costs of $111 thousand resulting from fewer employees in 2018 as compared to the comparable period in 2017, reduced professional fees of $206 thousand resulting from reduction in fees arising from corporate litigation matters and a $144 thousand decline in selling, general and administrative costs arising from lower marketing costs, less rent expense due to a sub-lease and lower travel and entertainment costs coupled with a $50 thousand decrease in collection.

Legal fees, excluding fees from the BLG service agreement, for the Three Months ended March 31, 2018 were approximately $61,000 compared with approximately $267,000 for the Three Months ended March 31, 2017.  In the ordinary course of our business, we are involved in numerous legal proceedings. We regularly initiate collection lawsuits, using our network of third party law firms, against debtors. In addition, debtors occasionally initiate litigation against us. The settlement costs of these lawsuits decreased by approximately $50,000 to approximately $16,000 compared with approximately $66,000 for the Three Months ended March 31, 2017.

Legal fees for BLG for the Three Months ended March 31, 2018 were $274 thousand compared to $246 thousand for the Three Months ended March 31, 2017. See Note 5. Due From Related Party for further discussion regarding the service agreements with BLG.

Interest Expense

During the Three Months ended March 31, 2018, the Company incurred no interest as compared to $127 thousand of interest expense for the Three Months ended March 31, 2017. This decrease reflects the payoff of the primary debt in 2017. In addition, the amortization of debt issuance costs is to be reported as interest expense under ASU 2015-03 (ASC 835-30-45-3), which is included in the interest expense amount listed above.  During the Three Months ended March 31, 2017, the amortization of debt issuance costs included in interest expense was approximately $25,000 thousand.

Net Loss

During the Three Months ended March 31, 2018, the net loss decreased to $9 thousand as compared to $403 thousand for the Three Months ended March 31, 2017.  The decrease in the loss was primarily due to the cost savings listed above.

Liquidity and Capital Resources

General

As of March 31, 2018, we had cash and cash equivalents of $465 thousand compared with $590 thousand at December 31, 2017. This decrease was primarily driven by operating losses recorded in 2018, repayment of debt and accrued expenses in 2018 offset in part by the receipt of finance receivables.

Cash from Operations

Net cash used in operations was $137 thousand during the Three Months ended March 31, 2018 compared with $793 thousand during the Three Months ended March 31, 2017. This decline in cash was primarily driven by a reduction in the Company’s net loss (before income taxes) of approximately $9 thousand for the Three Months ended March 31, 2018 compared with a net loss of $635 thousand during the Three Months ended March 31, 2017.

Cash from Investing Activities

For the Three Months ended March 31, 2018 we collected $63 thousand of our finance receivables compared to $80 thousand for the Three Months ended March 31, 2017. Our primary business relies on our ability to invest in Accounts, and during the Three Months ended March 31, 2018, the number of active Accounts has decreased compared with the Three Months ended March 31, 2017. This balance has been in consistent decline since 2012. This balance is very susceptible to housing market fluctuations in Florida.

Cash from Financing Activities

Net cash used in financing activities was $53 thousand for the Three Months ended March 31, 2018 compared with $180 thousand during the Three Months ended March 31, 2017. At March 31, 2018, the principal indebtedness of the Company was $16 thousand compared with $39 thousand at December 31, 2017 and $5 million at March 31, 2017. For the Three Months ended March 31, 2017 the Company repaid $23 thousand of principal repayments and $30 thousand of debt issue costs (associated with the $500 thousand bridge loan mentioned in footnote 7) compared to $180 thousand principal repayments for the Three Months ended March 31, 2018.

Debt of the Company consisted of the following at March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017 (Audited)
Financing agreement with FlatIron capital that is unsecured. Down payment of $16,500 was required upfront and equal installment payments of $9,610 to be made over a 10 month period. The note matures May 31, 2018. Annualized interest is 5.25%	$15,611	$39,028

	$15,611	$39,028

As of March 31, 2018, minimum required principal payments on notes payable are approximately $401,000.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are not required to make disclosures under this item.

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2018. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of March 31, 2018 for the reasons discussed below. In addition, management identified the following material weaknesses in its assessment of the effectiveness of disclosure controls and procedures as of March 31, 2018:

The Company did not effectively segregate certain accounting duties due to the small size of its accounting staff.

A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Notwithstanding the determination that our internal control over financial reporting was not effective, as of March 31, 2018, and that there was a material weakness as identified in this Quarterly Report, we believe that our consolidated financial statements contained in this Quarterly Report fairly present our financial position, results of operations and cash flows for the years covered hereby in all material respects.

We expect to be dependent upon our Chief Financial Officer who is knowledgeable and experienced in the application of U.S. Generally Accepted Accounting Principles to maintain our disclosure controls and procedures and the preparation of our financial statements for the foreseeable future. We plan on increasing the size of our accounting staff at the appropriate time for our business and its size to ameliorate our concern that we do not effectively segregate certain accounting duties, which we believe would resolve the material weakness in disclosure controls and procedures, but there can be no assurances as to the timing of any such action or that we will be able to do so.

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the section entitled “Risk Factors” in our Annual Report Form 10-K for the fiscal year ended December 31, 2017.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

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

As of March 31, 2018, we have used $9.0 million of the net proceeds, to repurchase a non-controlling interest ($0.25 million), repay a debt ($3.11 million), make interest payments ($0.89 million), fund our original product ($0.34 million), fund our New Neighbor Guaranty program ($0.71 million) and make real estate owned investments ($0.57 million).  The remainder of the funds have been invested in accordance with our investment policy as well as used in normal operations of the Company.

(c) Repurchase of Securities.

None.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

None.

Item 5.Other Information

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

LM FUNDING AMERICA, INC.

Date: May 14, 2018	By:	/s/ Bruce M. Rodgers
Bruce M. Rodgers
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: May 14, 2018	By:	/s/ Richard Russell
Richard Russell
Chief Financial Officer
(Principal Accounting Officer)