Form 10-Q
period 2018-06-30
LM FUNDING AMERICA, INC.
filed 2018-08-14
CIK 1640384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The registrant had 6.3 million shares of Common Stock, par value $0.001 per share, outstanding as of August 1, 2018.

LM FUNDING AMERICA, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LM Funding America, Inc. and Subsidiaries Condensed Consolidated Balance Sheets

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Cash	$1,202,382	$590,394
Finance receivables:
Original product - net (Note 2)	504,687	637,937
Special product - New Neighbor Guaranty program - net (Note 3)	268,833	339,471
Prepaid expenses and other assets	240,255	101,339
Fixed assets, net (Note 1)	47,839	69,505
Real estate assets owned (Note 1)	141,518	196,707
Other Assets	32,964	32,964
Total assets	$2,438,478	$1,968,317

LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable (Note 5)
Principal amount, net	$431,297	$39,028
Accounts payable and accrued expenses	303,066	477,953
Due to related party (Note 4)	71,289	-
Accrued loss litigation settlement	100,000	505,000
Other liabilities and obligations	27,076	49,353
Total liabilities	932,728	1,071,334
Stockholders’ equity:
Common stock, par value $.001; 10,000,000 shares authorized; 6,253,189 shares issued and outstanding	6,253	6,253
Additional paid-in capital	12,070,900	11,908,455
Accumulated deficit	(10,571,403)	(11,017,725)
Total stockholders’ equity	1,505,750	896,983
Total liabilities and stockholders’ equity	$2,438,478	$1,968,317

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

LM Funding America, Inc. and Subsidiaries Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues:
Interest on delinquent association fees	$564,593	$602,944	$1,115,455	$1,294,592
Administrative and late fees	50,301	75,889	118,629	153,924
Recoveries in excess of cost - special product	(8,437)	63,434	59,100	84,373
Underwriting and other revenues	53,625	65,050	108,186	133,779
Rental revenue	217,904	170,283	440,349	334,888
Total revenues	877,986	977,600	1,841,719	2,001,556

Operating Expenses:
Staff costs and payroll	298,651	495,955	700,934	1,009,176
Professional fees	121,577	593,037	456,684	1,105,687
Settlement costs with associations	11,403	90,596	27,115	156,081
Selling, general and administrative	79,667	207,175	152,215	451,852
Provision for credit losses	-	-	581	-
Real estate management and disposal	162,578	139,815	281,940	269,935
Depreciation and amortization	22,156	30,752	44,311	46,190
Collection costs	29,560	50,402	30,162	98,496
Other operating expenses	7,578	3,743	11,879	6,815
Total operating expenses	733,170	1,611,475	1,705,821	3,144,232
Operating income (loss)	144,816	(633,875)	135,898	(1,142,676)
Other income (loss)
Interest expense	(94,576)	(126,024)	(94,576)	(252,636)
Gain (loss) on litigation	405,000	(505,000)	405,000	(505,000)
Income (loss) before income taxes	455,240	(1,264,899)	446,322	(1,900,312)
Income tax expense (benefit)	-	(470,388)	-	(702,900)
Net income (loss)	$455,240	$(794,511)	$446,322	$(1,197,412)

Net income (loss) per share:
Basic	$0.07	$(0.24)	$0.07	$(0.36)
Diluted	0.07	(0.24)	0.07	(0.36)
Weighted average number of common shares outstanding:
Basic	6,253,189	3,300,000	6,253,189	3,300,000
Diluted	6,253,189	3,300,000	6,253,189	3,300,000

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

LM Funding America, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$446,322	$(1,197,412)

Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization	44,311	45,178
Amortization of debt discount	75,638	-
Stock compensation	7,769	21,442
Amortization of debt issuance costs	5,705	49,281
(Gain) loss on litigation	(405,000)	505,000

Change in assets and liabilities
Prepaid expenses and other assets	(51,901)	(90,847)
Accounts payable	(41,379)	(3,867)
Accrued expenses	(133,508)	(36,282)
Advances (repayments) to related party	71,289	(25,441)
Other liabilities	(22,277)	20,972
Deferred taxes	-	(702,900)
Net cash used in operating activities	(3,031)	(1,414,876)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net collections of finance receivables - original product	133,250	47,135
Net collections of finance receivables - special product	70,635	115,349
Capital expenditures	-	(3,255)
Proceeds for real estate assets owned	32,544	187,297
Net cash provided by investing activities	236,429	346,526

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowing	500,000	-
Principal repayments	(39,028)	(379,000)
Debt issue costs	(82,382)	-
Net cash provided by (used in) financing activities	378,590	(379,000)

NET INCREASE (DECREASE) IN CASH	611,988	(1,447,350)
CASH - BEGINNING OF YEAR	590,394	2,268,180

CASH - END OF YEAR	$1,202,382	$820,830

SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION
Cash paid for interest	$-	$221,359
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Debt discount on issuance of warrants	154,676	$-
Insurance financing	87,012	-

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in the annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The interim condensed consolidated financial statements as of June 30, 2018 and for the three and six months ended June 30, 2018 and June 30, 2017, respectively are unaudited. In the opinion of management, the interim condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of the results for the interim periods. The accompanying condensed consolidated balance sheet as of December 31, 2017, is derived from the audited consolidated financial statements presented in the Company’s Annual Report on Form 10-K for fiscal the year ended December 31, 2017.

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

Revenue Recognition

Accounting Standards Codification (“ASC”) 606 of the Financial Accounting Standards Board (“FASB”) states an entity needs to conclude at the inception of the contract that collectability of the consideration to which it will be entitled in exchange for the goods and services that will be transferred to the customer is probable. That is, in some circumstances, an entity may not need to assess its ability to collect all of the consideration in the contract. The Company provides funding to community associations by purchasing their rights under delinquent accounts from unpaid assessments due from property owners (the “accounts”). Collections on the accounts may vary greatly in both the timing and amount ultimately recovered compared with the total revenues earned on the accounts because of a variety of economic and social factors affecting the real estate environment in general. The Company’s contracts with its customers have very specific performance obligations.  The Company has determined that the known amount of cash to be realized or realizable on its revenue generating activities cannot be reasonably estimated.

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

Finance Receivables

Finance receivables are recorded at the amount funded or cost (by unit). The Company evaluates its finance receivables at each period end for losses that are considered probable and can be reasonably estimated in accordance with ASC 450-20. As discussed above, recoverability of funded amounts under the Company’s original product is generally assured because of the protection of the Super Lien Amount. However, the Company did have an accrual at June 30, 2018 and December 31, 2017 for an allowance for credit losses for this program of $187,106 and $194,000, respectively.

Under the New Neighbor Guaranty program (special product), the Company funds amounts in excess of the Super Lien Amount. When evaluating the carrying value of its finance receivables, the Company looks at the likelihood of future cash flows based on historical payoffs, the fair value of the underlying real estate, the general condition of the community association in which the unit exists, and the general economic real estate environment in the local area. The Company estimated an allowance for credit losses for this program of $51,230 as of each of June 30, 2018 and December 31, 2017 under ASC 450-20 related to its New Neighbor Guaranty program.

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

During the six months ended June 30, 2018 and 2017, write offs charged against the allowance for credit losses were $6,894 and $22,096, respectively. Any losses greater than the recorded allowance will be recognized as expenses. Under the Company’s revenue recognition policies, all finance receivables (original product and special product) are classified as nonaccrual.

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

Properties quitclaimed to the Company are in most cases acquired subject to a first mortgage or other liens,and are recognized in the accompanying consolidated balance sheets solely at costs incurred by the Company in excess of original funding. At times, the Company will acquire properties through foreclosure actions free and clear of any mortgages or liens. In these cases, the Company records the estimated fair value of the properties in accordance with ASC 820-10, Fair Value Measurements. Any real estate held for sale is adjusted to fair value less the cost to dispose in the event the carrying value of a unit or property exceeds its estimated net realizable value.

The Company capitalizes costs incurred to acquire real estate owned properties and any costs incurred to get the units in a condition to be rented.  These costs include, but are not limited to, renovation/rehabilitation costs, legal costs, and delinquent taxes.  These costs are depreciated over the estimated minimum time period the Company expects to maintain possession of the units.  Costs incurred for unencumbered units are depreciated over 20 years and costs for units subject to a first mortgage are depreciated over 3 years.  As of June 30, 2018 and December 31, 2017, capitalized real estate costs, net of accumulated depreciation, were $141,518 and $196,707, respectively.

During the three and six month periods ended June 30, 2018 and 2017, depreciation expense for real estate was $11,323 and $22,645, respectively for 2018 and $20,561 and $25,921, respectively for 2017.

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

Fixed Assets

The Company capitalizes all acquisitions of fixed assets in excess of $500. Fixed assets are stated at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the assets. Fixed assets are comprised of furniture, computer and office equipment with an assigned useful life of 3 to 5 years. Fixed assets also include capitalized software costs. Capitalized software costs include costs to develop software to be used solely to meet the Company’s internal needs, consist of employee salaries and benefits and fees paid to outside consultants during the application development stage, and are amortized over their estimated useful life of 5 years. As of June 30, 2018 and December 31, 2017, capitalized software costs, net of accumulated amortization, was $33,581 and $45,210, respectively. Amortization expense for capitalized software costs for the three and six month periods ended June 30, 2018 and 2017 was $5,815 and $11,630, respectively for 2018, and $5,815 and $11,630, respectively for 2017.

Debt Issue Costs

The Company capitalizes all debt issue costs and amortizes them on a method that approximates the effective interest method over the remaining term of the note payable. The Company capitalizes all debt issue costs and amortizes them on a method that approximates the effective interest method over the remaining term of the note payable. The Company incurred $82,382 of debt issuance costs for the six months ended June 30, 2018. Unamortized debt issue costs of $76,677 at June 30, 2018 and $0 at December 31, 2017 are presented in the accompanying condensed consolidated balance sheets as other assets until the loan proceeds are received which at that time will be reclassified as a direct deduction from the carrying amount of that debt liability in accordance with Accounting Standards Update (“ASU”) 2015-03 (see below). The Company adopted this new standard in the first quarter of fiscal 2016. The adoption of this standard did not have a material impact on the Company's consolidated financial position and had no impact on its consolidated income or cash flows. In addition, the amortization of debt issuance costs is to be reported as interest expense under ASU 2015-03 (ASC 835-30-45-3).  During the three and six months ended June 30, 2018 and 2017, the amortization of debt issuance costs was $5,705 and $ 5,705, respectively for 2018 and $24,641 and $49,281, respectively for 2017.

Debt Discount

On April 2, 2018, the Company entered into a Securities Purchase Agreement (the “SPA”) with a New York-based family office (“Investor”), which was subsequently amended (see Note 8. Subsequent Events), pursuant to which the Company issued to Investor a Senior Convertible Promissory Note (“Note”) in the original principal amount of $500,000 in exchange for a purchase price of $500,000.  The maturity date of the Note is six months after the date of issuance (subject to acceleration upon an event of default).  The Note carries a 10.5% interest rate, with accrued but unpaid interest being payable on the Note’s maturity date.  Investor was also issued pursuant to the SPA five- year warrants exercisable at the closing per share bid price on April 2, 2018 to purchase 400,000 shares of the Company’s common stock (the “Warrants”) (see Note 5. Long Term Debt).

The 400,000 warrants were valued on the grant date at approximately $0.39 per warrant or a total of $154,676 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.74 per share (based on the quoted trading price on the date of grant), volatility of 100.6%, expected term of 5 years, and a risk-free interest rate of 2.55%. The fair value of the warrants ($154,676) was treated as a debt discount that is being amortized over 6 months.  The amortization of the discount is recognized as interest expense of which $75,638 was recognized for the three and six months ended June 30, 2018.

Settlement Costs with Associations

Community associations working with the Company will at times incur costs in connection with litigation initiated by the Company against property owners and/or mortgage holders. These costs include settlement agreements whereby the community association agrees to pay some monetary compensation to the opposing party or judgments against the community associations for fees of opposing legal counsel or other damages awarded by the courts. The Company indemnifies the community association for these costs pursuant to the provisions of the agreement between the Company and the community association. Costs incurred by the Company for these indemnification obligations for the three and six months ended June 30, 2018 and 2017 were approximately $11,000 and $27,000, respectively for 2018 and $91,000 and $156,000, respectively for 2017. The Company does not limit its indemnification based on amounts ultimately collected from property owners.

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

The Company incurred net income for the first six months ended June 30, 2018, but no income tax expense was recorded because the net operating carryforward losses would offset the net income resulting in no current tax expense.

Loss Per Share

Basic loss per share is calculated as net loss to common stockholders divided by the weighted average number of common shares outstanding during the period.  Diluted loss per share for the period equals basic loss per share as the effect of any stock based compensation awards or stock warrants would be anti-dilutive.  The anti-dilutive stock based compensation awards consisted of:

	As of June 30,
	2018	2017
Stock Options	198,004	267,004
Stock Warrants	1,600,000	1,200,000

On April 2, 2018, the Company issued warrants that allowed for the right to purchase 400,000 shares of common stock at an exercise price of $0.66 per share. These warrants have average remaining life of 4.76 years as of June 30, 2018. These warrants expire in the year 2023.

Stock-Based Compensation

The following is a summary of the stock option plan activity during the six months ended June 30, 2018 and 2017:

	2018		2017
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Options Outstanding at Beginning of the year	112,904	$11.11	267,004	$11.03

Granted	100,000	1.00	-	-
Exercised	-	-	-	-
Adjustment	10,100	12.50	-	-
Forfeited	(25,000)	12.50	-	-

Options Outstanding at End of Period	198,004	$5.90	267,004	$11.03

Options Exercisable at End of Period	37,904	$10.00	37,904	$10.00

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

The Company recognized stock compensation expense after forfeitures for the six month periods ended June 30, 2018 and 2017 of $7,769 and $21,442 respectively.

On May 29, 2018 the Company granted a total of 100,000 stock options to our employees at an exercise price of $1.00 per share.  These awards will vest evenly over a three year period. The maximum term of an option is 10 years from the date of grant.  The grant date fair value of the options granted was $0.35.  The 100,000 options granted in May 2018 were valued on the grant date at approximately $0.35 per option or a total of $35,100 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.60 per share (based on the quoted trading price on the date of grant), volatility of 108.0%, expected term of 6 years, and a risk-free interest rate of 2.65%.

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

New Accounting Pronouncements

In May 2017, the FASB issued ASU 2017-09, "Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting," which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting pursuant to Topic 718. ASU 2017-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. The amendments in this update are required to be applied prospectively to an award modified on or after the adoption date. This standard became effective for the Company as of January 1, 2018. The impact this standard will have on the Company's consolidated financial statements and related disclosures will be dependent on the terms and conditions of any modifications made to share-based awards after January 1, 2018.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)." This ASU creates a single, comprehensive revenue recognition model for all contracts with customers. The model is based on changes in contract assets (rights to receive consideration) and liabilities (obligations to provide a good or service). Revenue will be recognized based on the satisfaction of performance obligations, which occurs when control of a good or service transfers to a customer and enhanced disclosures will be required regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity's contracts with customers. Either a retrospective or cumulative effect transition method, referred to as the modified retrospective method, is permitted. The impact from the adoption of this standard was immaterial to the consolidated financial statements for the full fiscal year 2018. The Company adopted ASU 2014-09 on January 1, 2018 using the modified retrospective method by recognizing the cumulative effect of initially applying the new standard as an increase to the opening balance of retained earnings. There was no impact from the cumulative effect adjustment for the six months ended June 30, 2018.

Recent Accounting Pronouncements Not Yet Adopted

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

In June 2018, the FASB issued ASU No. 2018-07 " Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting".  The standard simplified the accounting for share-based payments granted to nonemployees for goods and services, therefore guidance on such payments to nonemployees would be mostly aligned with the requirements for share-based payments granted to employees. ASU 2018-07 will be effective for us beginning October 1, 2019, but early adoption is permitted (but no earlier than the adoption date of Topic 606). We are currently evaluating the impact of implementation of this standard on our financial statements.

Recent accounting guidance not discussed above is not applicable, did not have, or is not expected to have a material impact to the Company.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.\

Note 2. Finance Receivables – Original Product

The Company’s original funding product provides financing to community associations only up to the secured or “Super Lien Amount” as discussed in Note 1.  Finance receivables for the original product based on the year of funding are approximately as follows:

	June 30, 2018	December 31, 2017 (Audited)
Funded during the current year	$33,000	$118,000
1-2 years outstanding	64,000	38,000
2-3 years outstanding	28,000	12,000
3-4 years outstanding	9,000	24,000
Greater than 4 years outstanding	558,000	640,000
	692,000	832,000
Reserve for credit losses	(187,000)	(194,000)
	$505,000	$638,000
Number of active units with delinquent assessments	963	1,162
Amount of outstanding interest and late fees on active units	$13,916,000	$14,600,000

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

As of June 30, 2018, maximum future contingent payments under these arrangements was approximately $514,000.

Delinquent assessments and accrued charges under these arrangements are as follows:

	June 30, 2018	December 31, 2017 (Audited)
Finance receivables, net	$268,000	$339,000
Delinquent assessments	918,000	1,200,000
Accrued interest and late fees	585,000	728,000
Number of active units with delinquent assessments	78	97

Allowance for credit losses are recorded for losses that are considered “probable” and can be “reasonably estimated” in accordance with ASC 450-20.  Recoverability of the Company’s Original Product is generally assured because of the protection of the Super Lien under Florida statute and as such no allowance is recorded.

Credit losses on the New Neighbor Guaranty product were estimated by the Company based on analyzing the investment in each unit and comparing that balance to the average payout for completed units for the past 12 months. The allowance for losses based on these analyses, had a remaining balance of $51,000 as of each of June 30, 2018 and December 31, 2017.

Note 4. Due to Related Party

Legal services for the Company associated with the collection of delinquent assessments from property owners are performed by a law firm (Business Law Group or “BLG”) which was owned solely by Bruce M. Rodgers, the Chief Executive Officer of LMFA until and through the date of the initial public offering. Following the offering, Mr. Rodgers transferred his interest in BLG to other attorneys at the firm through a redemption of his interest in the firm, and BLG is now under control of those lawyers. The law firm has historically performed collection work primarily on a deferred billing basis wherein the law firm receives payment for services rendered upon collection from the property owners or at amounts ultimately subject to negotiations with the Company.

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

Amounts expensed by the Company to BLG for the three and six months ended June 30, 2018 and 2017 were approximately $218,000 and $492,000, respectively for 2018 and $246,000 and $492,000, respectively for 2017.  As of June 30, 2018 and December 31, 2017, receivables from property owners for charges ultimately payable to BLG approximate $3,261,000 and $3,657,000, respectively.

Under the related party agreement with BLG in effect during 2017 and 2018, the Company pays all costs (lien filing fees, process and serve costs) incurred in connection with the collection of amounts due from property owners.  Any recovery of these collection costs is accounted for as a reduction in expense incurred.  The Company incurred expenses related to these types of costs for the three and six months ended June 30, 2018 and 2017 of $107,000 and $173,000, respectively for 2018 and $143,000 and $266,000, respectively for 2017. Recoveries during the three and six month periods ended June 30, 2018 and 2017, related to those costs were approximately $78,000 and $143,000, respectively for 2018 and $93,000 and $168,000, respectively for 2017.

The Company also shares office space and related common expenses with BLG.  All shared expenses, including rent, are charged to the legal firm based on an estimate of actual usage.  Any expenses of BLG paid by the Company that have not been reimbursed or settled against other amounts are reflected as due from related parties in the accompanying consolidated balance sheet.

The Company assessed the collectability of the amount due from BLG as of December 31, 2017 and concluded that even though BLG had repaid $252,771 during the year, it did not have the ability to repay the remaining balance and as such took a reserve of approximately $1.4 million for the balance due as of December 31, 2017.  Amounts receivable from (payable to) BLG as of June 30, 2018 and December 31, 2017 were approximately $(71,000) and $0, respectively.

Note 5. Long-Term Debt and Other Financing Arrangements

	June 30, 2018	December 31, 2017 (Audited)
Financing agreement with FlatIron capital that is unsecured. Down payment of $16,500 was required upfront and equal installment payments of $9,610 were made over a 10 month period. The note matured May 31, 2018. Annualized interest rate was 5.25%	$-	$39,028
Financing agreement with FlatIron capital that is unsecured. Down payment of $28,125 was required upfront and equal installment payments of $8,701 to be made over a 10 month period. The note matures May 1, 2019. Annualized interest is 5.99%	$87,012	$-
Senior secured convertible promissory note issued to Esousa Holdings LLC bearing interest at 10.5% that matures October 2, 2018. The interest is payable upon maturity. The note is secured by a lien on all of the assets of the Company.	500,000
	587,012	39,028
Less: debt issuance costs	(76,677)	0
debt discount	(79,038)
	$431,297	$39,028

On April 2, 2018, the Company entered into a Securities Purchase Agreement (the “SPA”) with a New York-based family office (“Investor”), which was subsequently amended on July 23, 2018 (see Note 8. Subsequent Events), pursuant to which the Company issued to Investor a Senior Convertible Promissory Note (“Note”) in the original principal amount of $500,000 in exchange for a purchase price of $500,000.  The maturity date of the Note is six months after the date of issuance (subject to acceleration upon an event of default).  The Note carries a 10.5% interest rate, with accrued but unpaid interest being payable on the Note’s maturity date (see Note 8. Subsequent Events).  Investor was also issued pursuant to the SPA five- year warrants exercisable at a per-share exercise price of $0.6605 to purchase 400,000 shares of the Company’s common stock (the “Warrants”) (see section entitled “Debt Discount” under Note 1.).

The Note originally allowed the Investor the option at any time on or after the maturity date to convert all or any part of the outstanding and unpaid principal amount and accrued and unpaid interest of the Note into fully paid and non-assessable shares of the Company’s common stock, par value $0.001 per share (“Common Stock”), at a conversion price equal to 85% of the lowest daily volume weighted average price of the Common Stock in the 10 trading days immediately prior to conversion.  This conversion feature was removed upon a subsequent amendment on July 23, 2018 (see Note 8. Subsequent Events).

On April 2, 2018, the Company also entered into a Common Stock Purchase Agreement (“Purchase Agreement”) with Investor relating to the purchase by Investor from the Company up to $5,000,000 of the Company’s Common Stock.  The Purchase Agreement provides that, upon the terms and subject to the conditions set forth therein, Investor has committed to purchase up to $5,000,000 worth of the Company’s Common Stock (“Purchase Shares”) over a 2-year period beginning on the date on which a registration statement relating to the resale of the Purchase Shares (the “Registration Statement”) is first declared effective by the U.S. Securities and Exchange Commission (the “Commission”).

The Purchase Agreement requires the Company to pay the Investor a commitment fee equal to $200,000 on the earlier of the first draw on the Purchase Agreement or October 3, 2018 which was unpaid as of June 30, 2018.

As contemplated by the Purchase Agreement, on April 2, 2018, the Company entered into registration rights agreement with the Investor (the “Registration Rights Agreement”).  The Registration Rights Agreement, as amended on July 23, 2018, requires that an initial registration statement for the Purchase Shares be filed  by August 13, 2018 (the “Filing Deadline”) and be declared effective by September 13, 2018 (the “Effectiveness Deadline”).  If the Company fails to meet the Filing Deadline or the Effectivness Deadline, subject to certain terms provided for in the Registration Rights Agreement, the Company will be required to pay liquidated damages to the Investor. The Registration Rights Agreement also provides for customary indemnification and contribution provisions.

Note 6. Management’s Plans

On August 27, 2014, FASB issued ASU 2014-05, Disclosure of Uncertainties about an Entity’s ability to Continue as a Going Concern, which requires management to assess a company’s ability to continue as a going concern within one year from financial statement issuance and to provide related footnote disclosures in certain circumstances.

The Company has experienced significant operating losses over the past 2 years (2016 and 2017) with net income generated in 2018 primarily resulting from a litigation reversal of $405,000 and a $200,000 insurance reimbursement for legal fees for the six -month period ended June 30, 2018 with cumulative losses of approximately $10 million as a result of declining revenues and high expenses due to a number of factors.  These losses resulted in the usage of all cash proceeds from the Company’s initial public offering in 2015.

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

The Company was also able to settle the $4,720,860 promissory note that had been due in April 2018 along with accrued interest and other costs with its primary creditor in exchange for 2,953,189 common shares and repay its other outstanding promissory note of $717,500 during the twelve months ended December 31, 2017.  The Company then obtained a $500,000 senior secured convertible note which is intended to provide sufficient working capital.  The new financing arrangement is expected to provide the Company with sufficient liquidity to operate for the next 12 months.

The Company will also continue to explore ways to unlock value across a range of assets, including exploring ways to maximize the value of our unsecured debt owed by current and former owners of the condominium units.

The cost saving initiatives, a focus on collections, the settlement of certain of the Company’s debt obligations and the generation of additional working capital from new financing should avoid any substantial doubt about the Company’s ability to continue as a going concern as defined by ASU 2014-05.

We believe that the actions discussed above mitigate the substantial doubt raised by our recent operating losses and satisfy our estimated liquidity needs for the 12 months from the issuance of these financial statements.  However, we cannot predict, with certainty, the outcome of our actions to generate liquidity, including the availability of additional debt financing, or whether such actions would generate the expected liquidity as currently planned. Additionally, a failure to generate additional liquidity could negatively impact our ability to acquire units.

Note 7. Commitments and Contingencies

Leases

The Company leases its office under an operating lease beginning March 1, 2014 and ending July 31, 2019.

Future minimum lease payments due under this lease as of June 30, 2018 are as follows:

Years Ending
December 31,
2018	$172,000
2019	202,000
$374,000

The Company shares this space and the related costs associated with this operating lease with a related party which generates $168,000 of annual rental income (see Note 4) that also performs legal services associated with the collection of delinquent assessments.  The Company’s sub-lease to an unrelated party generates $71,000 of annual rental income.

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

We are a defendant in an action entitled Solaris at Brickell Bay Condominium Association, Inc. v. LM Funding, LLC, which was brought before the Circuit Court of the Eleventh Judicial Circuit, Miami-Dade Civil Division on July 31, 2014.  In this matter, which was initially preliminarily settled in August 2017, the plaintiff (an association under contract with us) alleged claims such as a usurious loan transaction, state and federal civil Racketeer Influenced and Corrupt Organization Act claims, Florida Deceptive and Unfair Trade Practices Act (“FDUTPA”) violations, and other related claims, and the plaintiff requested rescission of their agreement with us, forfeiture of all amounts lent by us to the plaintiff, a declaratory judgment that we have violated FDUTPA, other damages for breach of contract and violations of FDUTPA, and attorneys’ fees.  On August 4, 2017, an order by the court was entered on Plaintiff’s Motion for Preliminary Approval of Class Action Settlement Agreement. In the order, the motion of the Plaintiff, Solaris at Brickell Bay Condominium Association, Inc., individually and on behalf of the certified plaintiff class (“Plaintiffs”), for approval of the Class Action Settlement Agreement (the “Settlement Agreement”) with Defendant LM Funding, LLC was granted. Despite our belief that we are not liable for the claims asserted and that we have good defenses thereto, we nevertheless agreed to enter into the Settlement Agreement in order to: (1) avoid any further expense, inconvenience, and distraction of burdensome and protracted litigation and its consequential negative financial effects to our operations; (2) obtain the releases, orders, and final judgment contemplated by the Settlement Agreement; and (3) put to rest and terminate with finality all claims that had been or could have been asserted against us by the Plaintiffs arising from the facts alleged in the lawsuit. Pursuant to the agreement subsequently reached between counsel, all required actions and deadlines set forth in the Settlement Agreement are currently stayed. On March 1, 2018 a continuation of the abatement was granted until April 2, 2018. As of December 31, 2017, the Company had accrued costs of $505,000 as part of the Settlement Agreement. The settlement amount was contingent upon the Company obtaining sufficient financing within the allotted timeframe of the Settlement Agreement. On April 2, 2018, the Plaintiffs withdrew from the Settlement Agreement, and on August 14, 2018, the parties to the Solaris class action litigation entered into a revised settlement in which the Plaintiffs amended their complaint (the Fourth Amended Complaint) to reflect no demand for damages and only a claim for declarative and injunctive relief.  This was submitted to the court who approved the amended Complaint and Class Action Settlement Agreement.  The New Settlement Agreement would allow the Plaintiffs with existing active units being administered by LM Funding, should they chose to modify their existing units governed by a standard LMF Distribution of Proceeds to the LMF 50/50 Distribution of Proceeds on a prospective or go forward basis only. The New Settlement Agreement will also reimburse the Plaintiff’s opposing counsel $99,000 plus an administrative fee.

As such, the Company adjusted the class action accrual to $100,000 and recorded a $405,000 class action reversal to the statement of operations

The Company received a $200,000 insurance reimbursement for a previously resolved case that is reflected as a reduction of professional fees for the three and six months ended June 30, 2018.

Note 8. Subsequent Events

On July 23, 2018, the Company entered into amendments and restatements of the following investment agreements that it originally entered into on April 2, 2018 with the Investor:  (i) the SPA, (ii) the Note, (iii) the Warrants, (iv) the Registration Rights Agreement, and (v) the Purchase Agreement.  The foregoing agreements are described in the Company’s Form 8-K/A filed on May 21, 2018 (see Note 5. Long-Term Debt).

The following is a summary of the material amendments made to the foregoing agreements:

●	The Note was amended to remove the conversion provisions therein, and the SPA was amended to reflect that the Note is no longer convertible by the Investor.
●

The Purchase Agreement was amended to provide that the $200,000 commitment fee thereunder (the “Commitment Fee”) will be payable in cash instead of shares, and it will be due on the earlier of October 2, 2018 or the date of the first sale of shares by the Company under the Purchase Agreement.

●

The Registration Rights Agreement was amended to remove the shares underlying the Warrant as registrable securities thereunder and to reflect that no shares will be issuable pursuant to the Note or Commitment Fee, and the filing deadline and effectiveness deadline for the registration statement thereunder was changed to August 13, 2018 and September 13, 2018, respectively.

●	As a result of foregoing amendment to the Registration Rights Agreement, the Warrant was amended to provide for the right of the Investor to exercise the Warrant on a cashless basis at all times.

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

Corporate History and Reorganization

The Company was originally organized in January 2008 as a Florida limited liability company under the name LM Funding, LLC. Historically, all of our business was conducted through LM Funding, LLC and its subsidiaries (the “Predecessor”). Immediately prior to our initial public offering in October 2015, the members of LM Funding, LLC contributed all of their membership interests to LM Funding America, Inc., a Delaware corporation incorporated on April 20, 2015 (“LMFA”), in exchange for an aggregate of 2,100,000 shares of the common stock of LMFA (the “Corporate Reorganization”). Immediately after such contribution and exchange, the former members of LM Funding, LLC became the holders of 100% of the issued and outstanding common stock of LMFA, thereby making the LM Funding, LLC a wholly-owned subsidiary of LMFA. As used in this discussion and analysis, unless the context requires otherwise, references to “LMF,” “LM Funding,” “we,” “us,” “our,” “the Company,” “our company,” and similar references refer to (i) following the date of the Corporate Reorganization, LM Funding America, Inc., a Delaware corporation, and its consolidated subsidiaries, and (ii) prior to the date of the Corporate Reorganization, LM Funding, LLC, a Florida limited liability company, and its consolidated subsidiaries.

Results of Operations

The Three Months Ended June 30, 2018 compared with the Three Months Ended June 30, 2017

Revenues

During the Three Months ended June 30, 2018, total revenues decreased by approximately $100 thousand, or 10.2%, to $878.0 thousand from $977.6 thousand in the Three Months ended June 30, 2017.

Interest on delinquent association fees for the Three Months ended June 30, 2018 decreased $38 thousand or 6.4% as the number of payoffs decreased to 151 payoff occurrences as compared to 186 payoff occurrences for the three months ended June 30, 2017.   “Payoffs” consist of recovery of the entire legally collectible portion, or a settlement thereof, of our principal investment, accrued interest, and late fees owed to us from the proceeds of the Accounts collected by the Associations in accordance with our contracts with Associations. We believe the decrease in payoff occurrences is attributed to a change in the overall real estate markets where the Company operates.  We believe the year over year decrease in the number of foreclosures in the Florida market has affected the number of payoff occurrences we experienced in 2017 and 2018. The decrease in revenue was partially offset by an increase in revenue per unit. The average revenue per unit per the Statement of Operations, excluding rental revenue increased slightly to $4,370 for the Three Months ended June 30, 2018 compared with $4,340 for the Three Months ended June 30, 2017.

We saw an increase in rental operation revenue in the Three Months ended June 30, 2018 of $48 thousand to $218 thousand from $170 thousand for the Three Months ended June 30, 2017. This was due to improving the utilization of our rental base in 2017 that has carried over into 2018.

Operating Expenses

During the Three Months ended June 30, 2018, operating expenses decreased $878 thousand, or 54.5%, to $733 thousand from $1,611 thousand for the Three Months ended June 30, 2017. The decrease in operating expenses can be attributed to various factors, including a reduction in staffing costs of $197 thousand resulting from fewer employees in 2018 as compared to the comparable period in 2017, reduced professional fees of $471 thousand resulting from a reduction in fees arising from corporate litigation matters and a $128 thousand decline in selling, general and administrative costs arising from lower marketing costs, less rent expense due to a sub-lease and lower travel and entertainment costs coupled with a $79 thousand decrease in collection expense.

Legal fees, excluding fees from the BLG service agreement, for the Three Months ended June 30, 2018 were a negative $96 thousand resulting from an $200 thousand insurance reimbursement as compared with approximately $347 thousand for the Three Months ended June 30, 2017.  In the ordinary course of our business, we are involved in numerous legal proceedings. We regularly initiate collection lawsuits, using our network of third party law firms, against debtors. In addition, debtors occasionally initiate litigation against us. The settlement costs of these lawsuits decreased by approximately $79 thousand to approximately $11 thousand compared with approximately $91 thousand for the Three Months ended June 30, 2017.

Legal fees for BLG for the Three Months ended June 30, 2018 were $218 thousand compared to $246 thousand for the Three Months ended June 30, 2017. See Note 4. Due to Related Party for further discussion regarding the service agreements with BLG.

Interest Expense

During the Three Months ended June 30, 2018, the Company incurred $95 thousand of interest expense as compared to $126 thousand of interest expense for the Three Months ended June 30, 2017. This decrease reflects the payoff of the $4.7 million of primary debt in December 2017 that was outstanding during the first six months of 2017. The Company incurred $500 thousand of debt on April 2, 2018 and the associated amortization of debt issuance costs of $6 thousand and the debt discount of $76 thousand is reported as interest expense which is included in the interest expense amount listed above.

Gain (Loss) on Litigation

During the Three Months ended June 30, 2018, the Company reassessed its class action litigation and adjusted the $505 thousand class action accrual that was incurred during the Three Months ended June 30, 2017 to $100,000 with the $405,000 change reflected as income

Income Tax Benefit

During the Three Months ended June 30, 2018, the Company did not incur any income tax expense due to the release of the income tax allowance as compared to a $470 thousand income tax benefit generated from a $1.3 million pre-tax loss incurred during the Three Months ended June 30, 2017.

Net Income (Loss)

During the Three Months ended June 30, 2018, net income was $455 thousand as compared to a net loss of ($795) thousand for the Three Months ended June 30, 2017.  This change was primarily due to the cost savings and litigation adjustment listed above.

The Six Months Ended June 30, 2018 compared with the Six Months Ended June 30, 2017

Revenues

During the Six Months ended June 30, 2018, total revenues decreased by $160 thousand, or 8%, to $1,842 thousand from $2,002 thousand in the Six Months ended June 30, 2017.

Interest on delinquent association fees for the Six Months ended June 30, 2018 decreased $179 thousand or 13.8% as the number of payoffs decreased to 232 payoff occurrences as compared to 365 payoff occurrences for the Six Months ended June 30, 2017.   “Payoffs” consist of recovery of the entire legally collectible portion, or a settlement thereof, of our principal investment, accrued interest, and late fees owed to us from the proceeds of the Accounts collected by the Associations in accordance with our contracts with Associations. We believe the decrease in payoff occurrences is attributed to a change in the overall real estate markets where the Company operates.  We believe the year over year decrease in the number of foreclosures in the Florida market has affected the number of payoff occurrences we experienced in 2017 and 2018. The decrease in revenue was partially offset by an increase in revenue per unit. The average revenue per unit per the Statement of Operations, excluding rental revenue increased to $6,040 for the Six Months ended June 30, 2018 compared with $4,566 for the Six Months ended June 30, 2017.

We saw an increase in rental operation revenue in the Six Months ended June 30, 2018 of $105 thousand to $440 thousand from $335 thousand for the Six Months ended June 30, 2017. This was due to improving the utilization of our rental base in 2017 that has carried over into 2018.

Operating Expenses

During the Six Months ended June 30, 2018, operating expenses decreased $1,438 thousand, or 45.7% to $1,706 thousand from $3,144 thousand for the Six Months ended June 30, 2017. The decrease in operating expenses can be attributed to various factors, including a reduction in staffing costs of $308 thousand resulting from fewer employees in 2018 as compared to the comparable period in  2017, reduced professional fees of $649 thousand resulting from a reduction in fees arising from corporate litigation matters and a $300 thousand decline in selling, general and administrative costs arising from lower marketing costs, less rent expense due to a sub-lease and lower travel and entertainment costs coupled with a $129 thousand decrease in collection expense.

Legal fees, excluding fees from the BLG service agreement, for the Six Months ended June 30, 2018 were a negative $35 thousand compared with approximately $614 thousand for the Six Months ended June 30, 2017 due in part to a $200 thousand insurance reimbursement.  In the ordinary course of our business, we are involved in numerous legal proceedings. We regularly initiate collection lawsuits, using our network of third party law firms, against debtors. In addition, debtors occasionally initiate litigation against us. The settlement costs of these lawsuits decreased by approximately $129 thousand to approximately $27 thousand compared with approximately $156 thousand for the Six Months ended June 30, 2017.

Legal fees for BLG for the Six Months ended June 30, 2018 were $492 thousand compared to $492 thousand for the Six Months ended June 30, 2017. See Note 4. Due to Related Party for further discussion regarding the service agreements with BLG.

Interest Expense

During the Six Months ended June 30, 2018, the Company incurred interest expense of $95 thousand compared to $253 thousand of interest expense for the Six Months ended June 30, 2017. This decrease reflects the payoff of the $4.7 million of primary debt in December 2017 that was outstanding during the first six months of 2017. The Company incurred $500 thousand of debt on April 2, 2018 and the associated amortization of debt issuance costs of $6 thousand and debt discount of $76 thousand is included in the interest expense amount listed above.

Gain (Loss) on Litigation

During the Six Months ended June 30, 2018, the Company reassessed its class action litigation and adjusted the $505 thousand class action accrual that was incurred during the Six Months ended June 30, 2017 to $100,000 with the $405,000 change reflected as income.

Income Tax Benefit

During the Six Months ended June 30, 2018, the Company did not incur any income tax expense due to the release of the income tax allowance as compared to a $703 thousand income tax benefit generated from a $1.9 million pre-tax loss incurred during the Six Months ended June 30, 2017.

Net Income (Loss)

During the Six Months ended June 30, 2018, the Company generated net income of $446 thousand as compared to a net loss ($1,197) thousand for the Six Months ended June 30, 2017.  This change was primarily due to the cost savings and litigation adjustment listed above.

Liquidity and Capital Resources

General

As of June 30, 2018, we had cash and cash equivalents of $1,202 thousand compared with $590 thousand at December 31, 2017. This increase was primarily driven by operating income recorded in 2018, $500 thousand proceeds from debt and receipt of finance receivables.

Cash from Operations

Net cash used in operations was $3 thousand during the Six Months ended June 30, 2018 compared with $1,415 thousand during the Six Months ended June 30, 2017. This decline in cash used was primarily driven by the Company’s net income of approximately $446 thousand for the Six Months ended June 30, 2018 compared with a net loss of $1,197 thousand during the Six Months ended June 30, 2017.

Cash from Investing Activities

Net cash provided by investing activities was $236 thousand for the Six Months ended June 30, 2018 compared to $346 thousand during the Six Months ended June 30, 2017. For the Six Months ended June 30, 2018, we collected $203 thousand of our finance receivables compared to $162 thousand for the Six Months ended June 30, 2017. Our primary business relies on our ability to invest in

Accounts, and during the Six Months ended June 30, 2018, the number of active Accounts has decreased compared with the Six Months ended June 30, 2017. This balance has been in consistent decline since 2012. This balance is very susceptible to housing market fluctuations in Florida.

Cash from Financing Activities

Net cash provided by financing activities was $379 thousand for the Six Months ended June 30, 2018 compared to cash used of $379 thousand during the Six Months ended June 30, 2017. At June 30, 2018, the principal indebtedness of the Company was $587 thousand compared with $39 thousand at December 31, 2017 and $5 million at June 30, 2017. For the Six Months ended June 30, 2018 the Company had $39 thousand of principal repayments and $82 thousand of debt issue costs (associated with the $500 thousand bridge loan and $5 million equity line mentioned in Note 7) compared to $379 thousand of principal repayments for the Six Months ended June 30, 2017.

The Company has experienced significant operating losses over the past 2 years (2016 and 2017) with net income generated in 2018 primarily resulting from a litigation reversal of $405,000 and a $200,000 insurance reimbursement for legal fees for the six -month period ended June 30, 2018 with cumulative losses of approximately $10 million as a result of declining revenues and high expenses due to a number of factors.  These losses resulted in the usage of all cash proceeds from the Company’s initial public offering in 2015.

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

The Company was also able to settle the $4,720,860 promissory note that had been due in April 2018 along with accrued interest and other costs with its primary creditor in exchange for 2,953,189 common shares and repay its other outstanding promissory note of $717,500 during the twelve months ended December 31, 2017.  The Company then obtained a $500,000 senior secured convertible note which is intended to provide sufficient working capital.  The new financing arrangement is expected to provide the Company with sufficient liquidity to operate for the next 12 months.

The Company will also continue to explore ways to unlock value across a range of assets, including exploring ways to maximize the value of our unsecured debt owed by current and former owners of the condominium units.

The cost saving initiatives, a focus on collections, the settlement of certain of the Company’s debt obligations and the generation of additional working capital from new financing should avoid any substantial doubt about the Company’s ability to continue as a going concern as defined by ASU 2014-05.

We believe that the actions discussed above mitigate the substantial doubt raised by our recent operating losses and satisfy our estimated liquidity needs for the 12 months from the issuance of these financial statements.  However, we cannot predict, with certainty, the outcome of our actions to generate liquidity, including the availability of additional debt financing, or whether such actions would generate the expected liquidity as currently planned. Additionally, a failure to generate additional liquidity could negatively impact our ability to acquire units.

Debt of the Company consisted of the following:

	June 30, 2018	December 31, 2017 (Audited)
Financing agreement with FlatIron capital that is unsecured. Down payment of $16,500 was required upfront and equal installment payments of $9,610 were made over a 10 month period. The note matured May 31, 2018. Annualized interest rate was 5.25%	$-	$39,028
Financing agreement with FlatIron capital that is unsecured. Down payment of $28,125 was required upfront and equal installment payments of $8,701 to be made over a 10 month period. The note matures May 1, 2019. Annualized interest is 5.99%	$87,012	$-
Senior secured convertible promissory note issued to Esousa Holdings LLC bearing interest at 10.5% that matures October 2, 2018. The interest is payable upon maturity. The note is secured by a lien on all of the assets of the Company.	500,000
	587,012	39,028
Less: debt issuance costs	(76,677)	0
debt discount	(79,038)
	$431,297	$39,028

As of June 30, 2018, minimum required principal payments on notes payable were approximately $544,000.

On April 2, 2018, the Company entered into a Securities Purchase Agreement (the “SPA”) with a New York-based family office (“Investor”), which was subsequently amended on July 23, 2018 (see Note 8. Subsequent Events), pursuant to which the Company issued to Investor a Senior Convertible Promissory Note (“Note”) in the original principal amount of $500,000 in exchange for a purchase price of $500,000.  The maturity date of the Note is six months after the date of issuance (subject to acceleration upon an event of default).  The Note carries a 10.5% interest rate, with accrued but unpaid interest being payable on the Note’s maturity date (see Note 8. Subsequent Events).  Investor was also issued pursuant to the SPA five- year warrants exercisable at a per-share exercise price of $0.6605 to purchase 400,000 shares of the Company’s common stock (the “Warrants”) (see section entitled “Debt Discount” under Note 1.).

The Note originally allowed the Investor the option at any time on or after the maturity date to convert all or any part of the outstanding and unpaid principal amount and accrued and unpaid interest of the Note into fully paid and non-assessable shares of the Company’s common stock, par value $0.001 per share (“Common Stock”), at a conversion price equal to 85% of the lowest daily volume weighted average price of the Common Stock in the 10 trading days immediately prior to conversion.  This conversion feature was removed upon a subsequent amendment on July 23, 2018 (see Note 8. Subsequent Events).

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2018. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of June 30, 2018 for the reasons discussed below. In addition, management identified the following material weaknesses in internal controls over financial reporting in the course of its assessment of the effectiveness of disclosure controls and procedures as of June 30, 2018:

The Company did not effectively segregate certain accounting duties due to the small size of its accounting staff.

A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Notwithstanding the determination that our internal control over financial reporting was not effective, as of June 30, 2018, and that there was a material weakness as identified in this Quarterly Report, we believe that our consolidated financial statements contained in this Quarterly Report fairly present our financial position, results of operations and cash flows for the years covered hereby in all material respects.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a defendant in an action entitled Solaris at Brickell Bay Condominium Association, Inc. v. LM Funding, LLC, which was brought before the Circuit Court of the Eleventh Judicial Circuit, Miami-Dade Civil Division on July 31, 2014.  In this matter, which was initially preliminarily settled in August 2017, the plaintiff (an association under contract with us) alleged claims such as a usurious loan transaction, state and federal civil Racketeer Influenced and Corrupt Organization Act claims, Florida Deceptive and Unfair Trade Practices Act (“FDUTPA”) violations, and other related claims, and the plaintiff requested rescission of their agreement with us, forfeiture of all amounts lent by us to the plaintiff, a declaratory judgment that we have violated FDUTPA, other damages for breach of contract and violations of FDUTPA, and attorneys’ fees.  On August 4, 2017, an order by the court was entered on Plaintiff’s Motion for Preliminary Approval of Class Action Settlement Agreement. In the order, the motion of the Plaintiff, Solaris at Brickell Bay Condominium Association, Inc., individually and on behalf of the certified plaintiff class (“Plaintiffs”), for approval of the Class Action Settlement Agreement (the “Settlement Agreement”) with Defendant LM Funding, LLC was granted. Despite our belief that we are not liable for the claims asserted and that we have good defenses thereto, we nevertheless agreed to enter into the Settlement Agreement in order to: (1) avoid any further expense, inconvenience, and distraction of burdensome and protracted litigation and its consequential negative financial effects to our operations; (2) obtain the releases, orders, and final judgment contemplated by the Settlement Agreement; and (3) put to rest and terminate with finality all claims that had been or could have been asserted against us by the Plaintiffs arising from the facts alleged in the lawsuit. Pursuant to the agreement subsequently reached between counsel, all required actions and deadlines set forth in the Settlement Agreement are currently stayed. On March 1, 2018 a continuation of the abatement was granted until April 2, 2018. As of December 31, 2017, the Company had accrued costs of $505,000 as part of the Settlement Agreement. The settlement amount was contingent upon the Company obtaining sufficient financing within the allotted timeframe of the Settlement Agreement. On April 2, 2018, the Plaintiffs withdrew from the Settlement Agreement, and on August 14, 2018, the parties to the Solaris class action litigation entered into a revised settlement in which the Plaintiffs amended their complaint (the Fourth Amended Complaint) to reflect no demand for damages and only a claim for declarative and injunctive relief.  This was submitted to the court who approved the amended Complaint and Class Action Settlement Agreement.  The New Settlement Agreement would allow the Plaintiffs with existing active units being administered by LM Funding, should they chose to modify their existing units governed by a standard LMF Distribution of Proceeds to the LMF 50/50 Distribution of Proceeds on a prospective or go forward basis only. The New Settlement Agreement will also reimburse the Plaintiff’s opposing counsel $99,000 plus an administrative fee.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the section entitled “Risk Factors” in our Annual Report Form 10-K for the fiscal year ended December 31, 2017, except as follows:

If our common stock is delisted from NASDAQ, the liquidity and price of our common stock could decrease and our ability to obtain financing could be impaired.

In order to maintain the listing of our common stock on the NASDAQ Capital Market, we must meet minimum financial and other requirements.  On April 20, 2018, we received a letter from The Nasdaq Stock Market (“NASDAQ”) indicating that we failed to maintain a minimum of $500,000 in net income from continuing operations in the most recently completed fiscal year, or two of the last three fiscal years, and that we were therefore not compliant with the net income from continuing operations requirement under Nasdaq Listing Rule 5550(b)(3) or the alternatives of market of listed securities or minimum stockholders’ equity requirement for continued listing on The NASDAQ Capital Market.  On July 9, 2018, NASDAQ notified us that it granted our company an extension until October 17, 2018 to comply with Listing Rule 5550(b), requiring a minimum of $2,500,000 of stockholders’ equity or alternative criteria.  There can be no assurance that we will be able to regain compliance with the applicable Nasdaq listing requirements by such date.

On May 8, 2018, we received an additional notice from NASDAQ stating that we are not in compliance with the requirement of NASDAQ Listing Rule 5550(a)(2) for continued listing on the NASDAQ Capital Market (the “Bid Price Rule”), as a result of the closing bid price of our common stock being below $1.00 per share for 30 consecutive business days.   In accordance with the NASDAQ Listing Rules, we have 180 calendar days, or until November 5, 2018, to regain compliance with the Bid Price Rule. To regain compliance, the closing bid price of our common stock must be at least $1.00 per share for a minimum of 10 consecutive business days.   If we are unable to regain compliance by November 5, 2018, we may be eligible for an additional 180-day period to demonstrate compliance with the Bid Price Rule. To qualify for the additional compliance period, we will be required to meet the continued listing requirement for market value of publicly held shares set forth in NASDAQ Listing Rule 5550(a) and all other initial listing standards set forth in NASDAQ Listing Rule 5505, with the exception of the Bid Price Rule, and will need to provide written notice to NASDAQ of our intention to cure the deficiency during the second compliance period.  If we do not qualify for the second compliance period or fail to regain compliance during the second 180-day period, then we expect that NASDAQ will provide notice that our common stock is subject to delisting from the NASDAQ Capital Market, at which point we would have an opportunity to appeal the delisting determination to a NASDAQ hearings panel.

Any delisting of our common stock from the NASDAQ Capital Market could adversely affect our ability to attract new investors, decrease the liquidity of our outstanding shares of common stock, reduce our ability to raise additional capital, reduce the price at which our common stock trades, and increase the transaction costs inherent in trading such shares with overall negative effects for our stockholders.  In addition, the delisting of our common stock could deter broker-dealers from making a market in or otherwise seeking or generating interest in our common stock, and might deter certain institutions and persons from investing in our securities at all.

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

As of June 30, 2018, we have used $9.0 million of the net proceeds, to repurchase a non-controlling interest ($0.25 million), repay a debt ($3.11 million), make interest payments ($0.89 million), fund our original product ($0.34 million), fund our New Neighbor Guaranty program ($0.71 million) and make real estate owned investments ($0.57 million).  The remainder of the funds have been invested in accordance with our investment policy as well as used in normal operations of the Company.

(c) Repurchase of Securities.

None.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

None.

Item 5.Other Information

None

Item 6.  Exhibits

The following documents are filed as a part of this report or are incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION

4.1	Amended and Restated Senior Convertible Promissory Note, dated July 23, 2018 (Incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on July 23, 2018).
4.2	Amended and Restated Warrant to Purchase Common Stock, dated July 23, 2018 (Incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on July 23, 2018).
10.1

Amended and Restated Securities Purchase Agreement, dated July 23, 2018, between LM Funding America, Inc. and Esousa Holdings LLC (Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 23, 2018).

10.2

Amended and Restated Registration Rights Agreement, dated July 23, 2018, between LM Funding America, Inc. and Esousa Holdings LLC (Incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on July 23, 2018).

10.3

Amended and Restated Common Stock Purchase Agreement, dated July 23, 2018, between LM Funding America, Inc. and Esousa Holdings, LLC (Incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on July 23, 2018).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

LM FUNDING AMERICA, INC.

Date: August 14, 2018	By:	/s/ Bruce M. Rodgers
Bruce M. Rodgers
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: August 14, 2018	By:	/s/ Richard Russell
Richard Russell
Chief Financial Officer
(Principal Accounting Officer)