Form 10-Q
period 2018-09-30
LM FUNDING AMERICA, INC.
filed 2018-11-14
CIK 1640384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.:

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

The registrant had 2.3 million shares of Common Stock, par value $0.001 per share, outstanding as of November 13, 2018.

LM FUNDING AMERICA, INC.

TABLE OF CONTENTS

		Page

PART I.	FINANCIAL INFORMATION	3

Item 1.	Financial Statements	3

	LM Funding America, Inc. and Subsidiaries Condensed Consolidated Balance Sheets September 30, 2018 (unaudited) and December 31, 2017	3

	LM Funding America, Inc. and Subsidiaries Condensed Consolidated Statements of Operations Three and Nine Months Ended September 30, 2018 and 2017 (unaudited)	4

	LM Funding America, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows Nine Months Ended September 30, 2018 and 2017 (unaudited)	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	23

PART II.	OTHER INFORMATION	24

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Mine Safety Disclosures	25

Item 5.	Other Information	25

Item 6.	Exhibits	25

SIGNATURES		27

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LM Funding America, Inc. and Subsidiaries Condensed Consolidated Balance Sheets

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Cash	$929,149	$590,394
Finance receivables:
Original product - net (Note 2)	465,004	637,937
Special product - New Neighbor Guaranty program - net (Note 3)	263,835	339,471
Prepaid expenses and other assets	233,967	101,339
Fixed assets, net (Note 1)	42,813	69,505
Real estate assets owned (Note 1)	124,586	196,707
Other Assets	32,036	32,964
Total assets	$2,091,390	$1,968,317

LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable (Note 5)
Principal amount, net	$569,610	$39,028
Accounts payable and accrued expenses	520,373	477,953
Due to related party (Note 4)	46,010	-
Accrued loss litigation settlement	-	505,000
Other liabilities and obligations	27,950	49,353
Total liabilities	1,163,943	1,071,334
Stockholders’ equity:
Common stock, par value $.001; 30,000,000 shares authorized; 625,318 shares issued and outstanding	625	625
Additional paid-in capital	12,085,029	11,914,083
Accumulated deficit	(11,158,207)	(11,017,725)
Total stockholders’ equity	927,447	896,983
Total liabilities and stockholders’ equity	$2,091,390	$1,968,317

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

LM Funding America, Inc. and Subsidiaries Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues:
Interest on delinquent association fees	$459,505	$593,613	$1,574,960	$1,888,205
Administrative and late fees	59,517	64,959	178,146	218,883
Recoveries in excess of cost - special product	31,446	134,787	90,546	219,160
Underwriting and other revenues	79,838	87,286	188,024	221,065
Rental revenue	151,204	161,726	591,553	496,614
Total revenues	781,510	1,042,371	2,623,229	3,043,927

Operating Expenses:
Staff costs and payroll	273,400	470,056	974,334	1,479,232
Professional fees	432,265	533,591	888,949	1,639,278
Settlement costs with associations	11,731	101,175	38,846	257,256
Selling, general and administrative	71,864	178,615	224,079	630,466
Provision for credit losses	-	-	581	-
Real estate management and disposal	178,372	144,992	460,312	414,928
Depreciation and amortization	10,884	18,825	55,195	65,015
Collection costs	8,797	37,994	38,959	136,489
Other operating expenses	3,614	4,153	15,493	10,969
Total operating expenses	990,927	1,489,401	2,696,748	4,633,633
Operating loss	(209,417)	(447,030)	(73,519)	(1,589,706)
Other income (loss)
Interest expense	(377,387)	(122,406)	(471,963)	(375,042)
Gain (loss) on litigation	-	-	405,000	(505,000)
Loss before income taxes	(586,804)	(569,436)	(140,482)	(2,469,748)
Income tax expense	-	4,134,436	-	3,431,536
Net Loss	$(586,804)	$(4,703,872)	$(140,482)	$(5,901,284)

Net loss per share:
Basic	$(0.94)	$(14.25)	$(0.22)	$(17.88)
Diluted	(0.94)	(14.25)	(0.22)	(17.88)
Weighted average number of common shares outstanding:
Basic	625,318	330,000	625,318	330,000
Diluted	625,318	330,000	625,318	330,000

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

LM Funding America, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(140,482)	$(5,901,284)

Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization	55,195	64,003
Amortization of debt discount	154,676	-
Stock compensation	16,270	21,799
Amortization of debt issuance costs	291,760	73,922
(Gain) loss on litigation	(405,000)	505,000

Change in assets and liabilities
Prepaid expenses and other assets	(44,686)	14,571
Accounts payable	(41,408)	5,050
Accrued expenses	(216,172)	20,355
Advances (repayments) to related party	46,010	94
Other liabilities	(21,403)	46,813
Deferred taxes	-	3,431,536
Net cash used in operating activities	(305,240)	(1,718,141)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net collections of finance receivables - original product	172,933	152,810
Net collections of finance receivables - special product	75,633	157,812
Capital expenditures	-	(4,468)
Proceeds for real estate assets owned	43,619	320,997
Net cash provided by investing activities	292,185	627,151

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowing	500,000	-
Principal repayments	(56,430)	(574,611)
Debt issue costs	(91,760)	-
Net cash provided by (used in) financing activities	351,810	(574,611)

NET INCREASE (DECREASE) IN CASH	338,755	(1,665,601)
CASH - BEGINNING OF YEAR	590,394	2,268,180

CASH - END OF YEAR	$929,149	$602,579

SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION
Cash paid for interest	$-	$313,042
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Debt discount on issuance of warrants	154,676	$-
Insurance financing	87,012	-

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in the annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The interim condensed consolidated financial statements as of September 30, 2018 and for the three and nine months ended September 30, 2018 and September 30, 2017, respectively are unaudited. In the opinion of management, the interim condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of the results for the interim periods. The accompanying condensed consolidated balance sheet as of December 31, 2017, is derived from the audited consolidated financial statements presented in the Company’s Annual Report on Form 10-K for fiscal the year ended December 31, 2017.

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

Finance Receivables

Finance receivables are recorded at the amount funded or cost (by unit). The Company evaluates its finance receivables at each period end for losses that are considered probable and can be reasonably estimated in accordance with ASC 450-20. As discussed above, recoverability of funded amounts under the Company’s original product is generally assured because of the protection of the Super Lien Amount. However, the Company did have an accrual at September 30, 2018 and December 31, 2017 for an allowance for credit losses for this program of $180,000 and $194,000, respectively.

Under the New Neighbor Guaranty program (special product), the Company funds amounts in excess of the Super Lien Amount. When evaluating the carrying value of its finance receivables, the Company looks at the likelihood of future cash flows based on historical payoffs, the fair value of the underlying real estate, the general condition of the community association in which the unit exists, and the general economic real estate environment in the local area. The Company estimated an allowance for credit losses for this program of $51,230 as of each of September 30, 2018 and December 31, 2017 under ASC 450-20 related to its New Neighbor Guaranty program.

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

During the nine months ended September 30, 2018 and 2017, write offs charged against the allowance for credit losses were $14,105 and $73,770, respectively. Any losses greater than the recorded allowance will be recognized as expenses. Under the Company’s revenue recognition policies, all finance receivables (original product and special product) are classified as nonaccrual.

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

The Company capitalizes costs incurred to acquire real estate owned properties and any costs incurred to get the units in a condition to be rented.  These costs include, but are not limited to, renovation/rehabilitation costs, legal costs, and delinquent taxes.  These costs are depreciated over the estimated minimum time period the Company expects to maintain possession of the units.  Costs incurred for unencumbered units are depreciated over 20 years and costs for units subject to a first mortgage are depreciated over 3 years.  As of September 30, 2018 and December 31, 2017, capitalized real estate costs, net of accumulated depreciation, were $124,586 and $196,707, respectively.

During the three and nine month periods ended September 30, 2018 and 2017, depreciation expense for real estate was $5,858 and $28,503, respectively for 2018 and $8,539 and $34,459, respectively for 2017.

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

Fixed Assets

The Company capitalizes all acquisitions of fixed assets in excess of $500. Fixed assets are stated at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the assets. Fixed assets are comprised of furniture, computer and office equipment with an assigned useful life of 3 to 5 years. Fixed assets also include capitalized software costs. Capitalized software costs include costs to develop software to be used solely to meet the Company’s internal needs, consist of employee salaries and benefits and fees paid to outside consultants during the application development stage, and are amortized over their estimated useful life of 5 years. As of September 30, 2018 and December 31, 2017, capitalized software costs, net of accumulated amortization, was $27,766 and $45,210, respectively. Amortization expense for capitalized software costs for the three and nine month periods ended September 30, 2018 and 2017 was $5,815 and $17,444, respectively for 2018, and $5,815 and $17,444, respectively for 2017.

Debt Issue Costs

The Company capitalizes all debt issue costs and amortizes them on a method that approximates the effective interest method over the remaining term of the note payable. The Company capitalizes all debt issue costs and amortizes them on a method that approximates the effective interest method over the remaining term of the note payable. The Company incurred $91,760 of debt issuance costs for the nine months ended September 30, 2018. Unamortized debt issue costs of $0 at September 30, 2018 and $0 at December 31, 2017 are presented in the accompanying condensed consolidated balance sheets as other assets until the loan proceeds are received which at that time will be reclassified as a direct deduction from the carrying amount of that debt liability in accordance with Accounting Standards Update (“ASU”) 2015-03 (see below). The Company adopted this new standard in the first quarter of fiscal 2016. The adoption of this standard did not have a material impact on the Company's consolidated financial position and had no impact on its consolidated income or cash flows. In addition, the amortization of debt issuance costs is to be reported as interest expense under ASU 2015-03 (ASC 835-30-45-3).  During the three and nine months ended September 30, 2018 and 2017, the amortization of debt issuance costs was $286,055 and $ 291,760, respectively for 2018 and $24,641 and $73,922, respectively for 2017.

Debt Discount

On April 2, 2018, the Company entered into a Securities Purchase Agreement (the “SPA”) with a New York-based family office (“Investor”), which was subsequently amended (see Note 8. Subsequent Events), pursuant to which the Company issued to Investor a Senior Convertible Promissory Note (“Note”) in the original principal amount of $500,000 in exchange for a purchase price of $500,000.  The maturity date of the Note is six months after the date of issuance (subject to acceleration upon an event of default).  The Note carries a 10.5% interest rate, with accrued but unpaid interest being payable on the Note’s maturity date.  Investor was also issued pursuant to the SPA five- year warrants exercisable at the closing per share bid price on April 2, 2018 to purchase 40,000 shares of the Company’s common stock (the “Warrants”) (see Note 5. Long Term Debt).

The 40,000 warrants were valued on the grant date at approximately $3.87 per warrant or a total of $154,676 using a Black-Scholes option pricing model with the following assumptions: stock price of $7.40 per share (based on the quoted trading price on the date of grant), volatility of 100.6%, expected term of 5 years, and a risk-free interest rate of 2.55%. The fair value of the warrants ($154,676) was treated as a debt discount that is being amortized over 6 months.  The amortization of the discount is recognized as interest expense of which $154,676 was recognized for the three and nine months ended September 30, 2018.

Settlement Costs with Associations

Community associations working with the Company will at times incur costs in connection with litigation initiated by the Company against property owners and/or mortgage holders. These costs include settlement agreements whereby the community association agrees to pay some monetary compensation to the opposing party or judgments against the community associations for fees of opposing legal counsel or other damages awarded by the courts. The Company indemnifies the community association for these costs pursuant to the provisions of the agreement between the Company and the community association. Costs incurred by the Company for these indemnification obligations for the three and nine months ended September 30, 2018 and 2017 were approximately $12,000 and $39,000, respectively for 2018 and $101,000 and $257,000, respectively for 2017. The Company does not limit its indemnification based on amounts ultimately collected from property owners.

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

The Company incurred net income for the first nine months ended September 30, 2018, but no income tax expense was recorded because the net operating carryforward losses would offset the net income resulting in no current tax expense.

Loss Per Share

On October 15, 2018, the Company effected a common share consolidation (“Reverse Stock Split”) by means of a one-for-ten (1:10) reverse split of its outstanding common stock, par value $0.001 per share which resulted in a decrease in outstanding common stock to 625,318 shares.  The Reverse Stock Split became effective, on October 16, 2018 and the Company’s common stock began trading on The Nasdaq Global Market on a split-adjusted basis on October 16, 2018.

The Company has restated all share amounts to reflect the Reverse Stock Split.

Basic loss per share is calculated as net loss to common stockholders divided by the weighted average number of common shares outstanding during the period.  Diluted loss per share for the period equals basic loss per share as the effect of any stock based compensation awards or stock warrants would be anti-dilutive.  The anti-dilutive stock based compensation awards consisted of:

	As of September 30,
	2018	2017
Stock Options	19,800	26,700
Stock Warrants	160,000	120,000

On April 2, 2018, the Company issued warrants that allowed for the right to purchase 40,000 shares of common stock at an exercise price of $6.605 per share. Due to the subsequent issuance of stock and warrants, these warrants now have the right to purchase 143,587 shares at an exercise price of $1.84 per share. These warrants have average remaining life of 4.50 years as of September 30, 2018. These warrants expire in the year 2023.

Stock-Based Compensation

The following is a summary of the stock option plan activity during the nine months ended September 30, 2018 and 2017:

	2018		2017
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Options Outstanding at Beginning of the year	11,290	$111.10	26,700	$110.30

Granted	10,000	10.00	-	-
Exercised	-	-	-	-
Adjustment	1,010	125.00	-	-
Forfeited	(2,500)	125.00	-	-

Options Outstanding at End of Period	19,800	$62.13	26,700	$110.30

Options Exercisable at End of Period	3,790	$107.64	3,790	$100.00

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

The Company recognized stock compensation expense after forfeitures for the nine month periods ended September 30, 2018 and 2017 of $16,270 and $21,799 respectively.

On May 29, 2018 the Company granted a total of 10,000 stock options to our employees at an exercise price of $10.00 per share.  These awards will vest evenly over a three year period. The maximum term of an option is 10 years from the date of grant.  The grant date fair value of the options granted was $3.50.  The 10,000 options granted in May 2018 were valued on the grant date at approximately $3.50 per option or a total of $35,100 using a Black-Scholes option pricing model with the following assumptions: stock price of $6.00 per share (based on the quoted trading price on the date of grant), volatility of 108.0%, expected term of 6 years, and a risk-free interest rate of 2.65%. The Company expensed $3,972 of these awards as of September 30, 2018 and has $31,128 remaining to be expensed over the next 3 years.

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

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)." This ASU creates a single, comprehensive revenue recognition model for all contracts with customers. The model is based on changes in contract assets (rights to receive consideration) and liabilities (obligations to provide a good or service). Revenue will be recognized based on the satisfaction of performance obligations, which occurs when control of a good or service transfers to a customer and enhanced disclosures will be required regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity's contracts with customers. Either a retrospective or cumulative effect transition method, referred to as the modified retrospective method, is permitted. The impact from the adoption of this standard was immaterial to the consolidated financial statements for the full fiscal year 2018. The Company adopted ASU 2014-09 on January 1, 2018 using the modified retrospective method by recognizing the cumulative effect of initially applying the new standard as an increase to the opening balance of retained earnings. There was no impact from the cumulative effect adjustment for the nine months ended September 30, 2018.

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

Note 2. Finance Receivables – Original Product

The Company’s original funding product provides financing to community associations only up to the secured or “Super Lien Amount” as discussed in Note 1.  Finance receivables for the original product based on the year of funding are approximately as follows:

	September 30, 2018	December 31, 2017 (Audited)
Funded during the current year	$45,000	$118,000
1-2 years outstanding	51,000	38,000
2-3 years outstanding	25,000	12,000
3-4 years outstanding	8,000	24,000
Greater than 4 years outstanding	516,000	640,000
	645,000	832,000
Reserve for credit losses	(180,000)	(194,000)
	$465,000	$638,000
Number of active units with delinquent assessments	896	1,162
Amount of outstanding interest and late fees on active units	$13,264,000	$14,600,000

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

As of September 30, 2018, maximum future contingent payments under these arrangements was approximately $269,000.

Delinquent assessments and accrued charges under these arrangements are as follows:

	September 30, 2018	December 31, 2017 (Audited)
Finance receivables, net	$264,000	$339,000
Delinquent assessments	799,000	1,200,000
Accrued interest and late fees	515,000	728,000
Number of active units with delinquent assessments	68	97

Allowance for credit losses are recorded for losses that are considered “probable” and can be “reasonably estimated” in accordance with ASC 450-20.  Recoverability of the Company’s Original Product is generally assured because of the protection of the Super Lien under Florida statute and as such no allowance is recorded.

Credit losses on the New Neighbor Guaranty product were estimated by the Company based on analyzing the investment in each unit and comparing that balance to the average payout for completed units for the past 12 months. The allowance for losses based on these analyses, had a remaining balance of $51,000 as of each of September 30, 2018 and December 31, 2017.

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

Amounts expensed by the Company to BLG for the three and nine months ended September 30, 2018 and 2017 were approximately $246,000 and $738,000, respectively for 2018 and $246,000 and $738,000, respectively for 2017.  As of September 30, 2018 and December 31, 2017, receivables from property owners for charges ultimately payable to BLG approximate $2,986,000 and $3,657,000, respectively.

Under the related party agreement with BLG in effect during 2017 and 2018, the Company pays all costs (lien filing fees, process and serve costs) incurred in connection with the collection of amounts due from property owners.  Any recovery of these collection costs is accounted for as a reduction in expense incurred.  The Company incurred expenses related to these types of costs for the three and nine months ended September 30, 2018 and 2017 of $75,000 and $248,000, respectively for 2018 and $128,000 and $394,000, respectively for 2017. Recoveries during the three and nine month periods ended September 30, 2018 and 2017, related to those costs were approximately $66,000 and $208,000, respectively for 2018 and $91,000 and $258,000, respectively for 2017.

The Company also shares office space and related common expenses with BLG.  All shared expenses, including rent, are charged to the legal firm based on an estimate of actual usage.  Any expenses of BLG paid by the Company that have not been reimbursed or settled against other amounts are reflected as due from related parties in the accompanying consolidated balance sheet.

The Company assessed the collectability of the amount due from BLG as of December 31, 2017 and concluded that even though BLG had repaid $252,771 during the year, it did not have the ability to repay the remaining balance and as such took a reserve of approximately $1.4 million for the balance due as of December 31, 2017.  Amounts receivable from (payable to) BLG as of September 30, 2018 and December 31, 2017 were approximately $(46,000) and $0, respectively.

Note 5. Long-Term Debt and Other Financing Arrangements

	September 30, 2018	December 31, 2017 (Audited)
Financing agreement with FlatIron capital that is unsecured. Down payment of $16,500 was required upfront and equal installment payments of $9,610 were made over a 10 month period. The note matured May 31, 2018. Annualized interest rate was 5.25%	$-	$39,028
Financing agreement with FlatIron capital that is unsecured. Down payment of $28,125 was required upfront and equal installment payments of $8,701 to be made over a 10 month period. The note matures May 1, 2019. Annualized interest is 5.99%	$69,610	$-
Senior secured convertible promissory note issued to Esousa Holdings LLC bearing interest at 10.5% that matures October 2, 2018. The interest is payable upon maturity. The note is secured by a lien on all of the assets of the Company.	500,000
	569,610	39,028
Less: debt issuance costs	-	-
debt discount	-
	$569,610	$39,028

On April 2, 2018, the Company entered into a Securities Purchase Agreement (the “SPA”) with a New York-based family office (“Investor”), which was subsequently amended on July 23, 2018, pursuant to which the Company issued to Investor a Senior Convertible Promissory Note (“Note”) in the original principal amount of $500,000 in exchange for a purchase price of $500,000.  The maturity date of the Note is nine months after the date of issuance (subject to acceleration upon an event of default).  The Note carries a 10.5% interest rate, with accrued but unpaid interest being payable on the Note’s maturity date (see Note 8. Subsequent

Events).  Investor was also issued pursuant to the SPA five- year warrants exercisable at a per-share exercise price of $6.605 to purchase 40,000 shares of the Company’s common stock (the “Warrants”) (see section entitled “Debt Discount” under Note 1.). Due to the subsequent issuance of stock and warrants, these warrants now have the right to purchase 143,587 shares at an exercise price of $1.84 per share (See Note 8 Subsequent Events).

The Note originally allowed the Investor the option at any time on or after the maturity date to convert all or any part of the outstanding and unpaid principal amount and accrued and unpaid interest of the Note into fully paid and non-assessable shares of the Company’s common stock, par value $0.001 per share (“Common Stock”), at a conversion price equal to 85% of the lowest daily volume weighted average price of the Common Stock in the 10 trading days immediately prior to conversion.  This conversion feature was removed upon a subsequent amendment on July 23, 2018.

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

The Purchase Agreement requires the Company to pay the Investor a commitment fee equal to $200,000 on the earlier of the first draw on the Purchase Agreement or October 3, 2018 which was unpaid as of September 30, 2018. This amount was expensed as interest expense as of September 30, 2018 since the Company cancelled this Purchase Agreement on October 5, 2018.

As contemplated by the Purchase Agreement, on April 2, 2018, the Company entered into registration rights agreement with the Investor (the “Registration Rights Agreement”).  The Registration Rights Agreement, as amended on July 23, 2018, requires that an initial registration statement for the Purchase Shares be filed by August 13, 2018 (the “Filing Deadline”) and be declared effective by September 13, 2018 (the “Effectiveness Deadline”).  If the Company fails to meet the Filing Deadline or the Effectivness Deadline, subject to certain terms provided for in the Registration Rights Agreement, the Company will be required to pay liquidated damages to the Investor. The Registration Rights Agreement also provides for customary indemnification and contribution provisions. This Agreement was cancelled at the same time the Purchase Agreement was cancelled on October 5, 2018.

Note 6. Management’s Plans

On August 27, 2014, FASB issued ASU 2014-05, Disclosure of Uncertainties about an Entity’s ability to Continue as a Going Concern, which requires management to assess a company’s ability to continue as a going concern within one year from financial statement issuance and to provide related footnote disclosures in certain circumstances.

The Company has experienced significant operating losses over the past 2 years (2016 and 2017) and generated a net loss for the three and nine months ended September 30, 2018. These losses resulted in the usage of all cash proceeds from the Company’s initial public offering in 2015. The Company successfully raised $5.4 million through a secondary public offering on October 30, 2018.

We believe that we have enough cash to mitigate the substantial doubt raised by our recent operating losses and satisfy our estimated liquidity needs for the 12 months from the issuance of these financial statements and avoid any substantial doubt about the Company’s ability to continue as a going concern as defined by ASU 2014-05.  However, we cannot predict, with certainty, the outcome of our actions to generate liquidity, including the availability of additional debt financing, or whether such actions would generate the expected liquidity as currently planned. Additionally, a failure to generate additional liquidity could negatively impact our ability to acquire units.

Note 7. Commitments and Contingencies

Leases

The Company leases its office under an operating lease beginning March 1, 2014 and ending July 31, 2019.

Future minimum lease payments due under this lease as of September 30, 2018 are as follows:

Years Ending
December 31,
2018	$86,000
2019	101,000
$187,000

The Company shares this space and the related costs associated with this operating lease with a related party which generates $168,000 of annual rental income (see Note 4) that also performs legal services associated with the collection of delinquent assessments.  The Company’s sub-lease to an unrelated party usually generates $71,000 of annual rental income, however they are currently in default on their sub-lease.

Legal Proceedings

Other than the lawsuit described below, we are not currently a party to material litigation proceedings. However, we frequently become party to litigation in the ordinary course of business, including either the prosecution or defense of claims arising from contracts by and between us and client Associations. Regardless of the outcome, litigation can have an adverse impact on us because of prosecution, defense, and settlement costs, diversion of management resources and other factors.

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

We were a defendant in an action entitled Solaris at Brickell Bay Condominium Association, Inc. v. LM Funding, LLC, which was brought before the Circuit Court of the Eleventh Judicial Circuit, Miami-Dade Civil Division on July 31, 2014.  In this matter, which was initially preliminarily settled in August 2017, the plaintiff (an association under contract with us) alleged claims such as a usurious loan transaction, state and federal civil Racketeer Influenced and Corrupt Organization Act claims, Florida Deceptive and Unfair Trade Practices Act (“FDUTPA”) violations, and other related claims, and the plaintiff requested rescission of their agreement with us, forfeiture of all amounts lent by us to the plaintiff, a declaratory judgment that we have violated FDUTPA, other damages for breach of contract and violations of FDUTPA, and attorneys’ fees.  On August 4, 2017, an order by the court was entered on Plaintiff’s Motion for Preliminary Approval of Class Action Settlement Agreement. In the order, the motion of the Plaintiff, Solaris at Brickell Bay Condominium Association, Inc., individually and on behalf of the certified plaintiff class (“Plaintiffs”), for approval of the Class Action Settlement Agreement (the “Settlement Agreement”) with Defendant LM Funding, LLC was granted. Despite our belief that we are not liable for the claims asserted and that we have good defenses thereto, we nevertheless agreed to enter into the Settlement Agreement in order to: (1) avoid any further expense, inconvenience, and distraction of burdensome and protracted litigation and its consequential negative financial effects to our operations; (2) obtain the releases, orders, and final judgment contemplated by the Settlement Agreement; and (3) put to rest and terminate with finality all claims that had been or could have been asserted against us by the Plaintiffs arising from the facts alleged in the lawsuit. Pursuant to the agreement subsequently reached between counsel, all required actions and deadlines set forth in the Settlement Agreement are currently stayed. On March 1, 2018 a continuation of the abatement was granted until April 2, 2018. As of December 31, 2017, the Company had accrued costs of $505,000 as part of the Settlement Agreement. The settlement amount was contingent upon the Company obtaining sufficient financing within the allotted timeframe of the Settlement Agreement. On April 2, 2018, the Plaintiffs withdrew from the Settlement Agreement. On August 14, 2018, the parties to the Solaris class action litigation entered into a revised settlement in which the Plaintiffs amended their complaint (the Fourth Amended Complaint) to reflect no demand for damages and only a claim for declarative and injunctive relief and amended the class definition to reflect a requirement that class members must have active units still under contract with LMF under a “Traditional Model” waterfall in the Allocation of Collection Proceeds.  This was submitted to the court who approved the amended Complaint and Class Action Settlement Agreement.  On November 6, 2018, the court entered an order granting Plaintiff’s Motion for Final Approval of Class Action Settlement.  The New Settlement Agreement will also reimburse the Plaintiff’s opposing counsel $99,000 plus an administrative fee.

As such, the Company adjusted the class action accrual to $100,000 and recorded a $405,000 class action reversal to the statement of operations. The amount was paid in the third quarter ended September 30, 2018.

The Company received a $200,000 insurance reimbursement for a previously resolved case that is reflected as a reduction of professional fees for the three and nine months ended September 30, 2018.

Note 8. Subsequent Events

On October 5, 2018, the Company exercised its right to terminate the Purchase Agreement originally entered into on April 2, 2018 with the Investor. The Company also repaid the $500,000 note and accrued interest on October 5, 2018. The Company paid the $200,000 Commitment Fee on November 2, 2018 (see Note 5. Long-Term Debt).

On October 30, 2018, LM Funding America, Inc. (the “Company”) entered into an underwriting agreement (the “Underwriting Agreement”) with Maxim Group LLC (the “Underwriter”) with respect to the issuance and sale, in an underwritten public offering (the “Offering”), of (i) 1,005,000 units (the “Units”), with each Unit being comprised of one share of Company common stock, par value $0.001 per share (“Common Stock”), and one warrant to purchase one share of Common Stock (the “Common Warrants”), (ii) 1,495,000 pre-funded units (the “Pre-Funded Units”), with each Pre-Funded Unit being comprised of one pre-funded warrant to purchase one share of Common Stock at an exercise price of $.01 per share (the “Pre-Funded Warrants”) and one Common Warrant. Each Unit was sold for a price of $2.40 per Unit, and each Pre-Funded Unit was sold for a price of $2.39 per Unit.   The shares of Common Stock and Common Warrants included in the Units, and the Common Warrants and Pre-Funded Warrants included in the Pre-Funded Units, were offered together, but the securities included in the Units and Pre-Funded Units are issued separately.

Pursuant to the Underwriting Agreement, the Company has granted the Underwriter a 45-day option to purchase up to an additional 375,000 shares of Common Stock and/or Common Warrants and/or Pre-Funded Warrants at price of $2.399999 per shares of Common Stock, $0.000001 per Common Warrant, and $2.389999 per Pre-Funded Unit (the “Over-Allotment”).

Pursuant to the Underwriting Agreement, the Company agreed to issue to the Underwriter warrants (the “Underwriter Warrant”) to purchase a number of shares of Common Stock equal to an aggregate of 5% of the total number of shares of Common Stock sold in the Offering at an exercise price of $2.64 per share, which is 110% of the public offering price.  The Underwriter Warrant is exercisable for a three-year period beginning six months following the closing of the Offering.  The Underwriter received an underwriting discount equal to 8.0% of the offer price of the aggregate number of Units and Pre-Funded Units sold in the Offering and Over-Allotment. The Company also agreed to reimburse the Underwriter for reasonable out-of-pocket expenses related to the Offering, including, without limitation, the reasonable fees and expenses of counsel to the Underwriter, up to $90,000.

The Common Warrants are immediately exercisable at a price of $2.40 per share of Common Stock, subject to adjustment in certain circumstances, and will expire five years from the date of issuance.  The Common Warrants contain a full-ratchet anti-dilution exercise price adjustment upon the issuance of any Common Stock, securities convertible into Common Stock or certain other issuances at a price below the then-existing exercise price of the Common Warrants, with certain exceptions.

The Offering closed on November 1, 2018.  A registration statement on Form S-1 relating to the Offering (File No. 333-227203) was declared effective by the Securities and Exchange Commission on October 29, 2018.  The Offering is being made only by means of a prospectus forming a part of the effective registration statement.  Simultaneously with the closing, the Company sold additional Common Warrants to purchase up to 375,000 shares of Common Stock in connection with the partial exercise of the Over-Allotment.

The net proceeds of the Offering are approximately $5.4 million, after deducting the underwriting discounts and commissions and offering expenses and assuming no exercise of the Common Warrants or Underwriter Warrant. The Company intends to use the net proceeds from the Offering for general corporate purposes, including working capital and payment of a past-due $200,000 financing fee to a third-party.  As a result of the Offering, the Company’s stockholders’ equity will exceed $2.5 million and its publicly held shares (i.e., shares not held directly or indirectly by an officer, director, or greater-than-10% of the total shares outstanding) will be approximately 1.1 million shares.

On April 2, 2018, the Company issued warrants that allowed for the right to purchase of 40,000 shares of common stock at an exercise price of $6.605 per share. Due to the subsequent issuance of stock and warrants resulting from the Underwriting Agreement, these warrants now have the right to purchase 143,587 shares at an exercise price of $1.84 per share. These warrants have average remaining life of 4.50 years as of September 30, 2018. These warrants expire in the year 2023.

On November 2, 2018, the Company invested part of the proceeds by purchasing a Securities Purchase Agreement (the “IIU SPA”) from IIU Inc. (“IIU”), a possible synergistic Virginia based travel insurance brokerage company controlled by Craven House N.A. (which owns approximately 27% of the Company’s outstanding stock as of November 13, 2018), pursuant to which IIU issued to the Company a Senior Convertible Promissory Note (“IIU Note”) in the original principal amount of $1,500,000 in exchange for a purchase price of $1,500,000.  The maturity date of the Note is 360 dates after the date of issuance (subject to acceleration upon an event of default).  The Note carries a 3.0% interest rate, with accrued but unpaid interest being payable on the Note’s maturity date.

The IIU Note allows the Company the right on or after the maturity date to convert any unpaid principal and accrued and unpaid interest of the IIU Note into shares of IIU based on a conversion amount which is the fair value of the common shares of IIU at the time. The conversion price will be reset if IIU issues or sells common shares, convertibles securities or options at a price per share that is less than the conversion price in effect immediately prior to such issue or sale or deemed issuance or sale of such dilutive issuance.

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

Results of Operations

The Three Months Ended September 30, 2018 compared with the Three Months Ended September 30, 2017

Revenues

During the Three Months ended September 30, 2018, total revenues decreased by approximately $261 thousand, or 25%, to $781 thousand from $1,042 thousand in the Three Months ended September 30, 2017.

Interest on delinquent association fees for the Three Months ended September 30, 2018 decreased $134 thousand or 22.6% as the number of payoffs decreased slightly to 212 payoff occurrences as compared to 214 payoff occurrences for the three months ended September 30, 2017.   “Payoffs” consist of recovery of the entire legally collectible portion, or a settlement thereof, of our principal investment, accrued interest, and late fees owed to us from the proceeds of the Accounts collected by the Associations in accordance with our contracts with Associations. We believe the flattening of payoff occurrences is attributed to an improved economy that encourages people to resolve their debt situations.  The decrease in revenue was due in part to a decrease in revenue per unit. The average revenue per unit per the Statement of Operations, excluding rental revenue decreased slightly to $2,970 for the Three Months ended September 30, 2018 compared with $4,110 for the Three Months ended September 30, 2017.

We saw a slight decrease in rental operation revenue in the Three Months ended September 30, 2018 of $11 thousand to $151 thousand from $162 thousand for the Three Months ended September 30, 2017. This was due to a stabilization of the utilization of our rental base in 2017 that has carried over into 2018.

Operating Expenses

During the Three Months ended September 30, 2018, operating expenses decreased $498 thousand, or 33.5%, to $991 thousand from $1,489 thousand for the Three Months ended September 30, 2017. The decrease in operating expenses can be attributed to various factors, including a reduction in staffing costs of $197 thousand resulting from fewer employees in 2018 as compared to the comparable period in 2017, reduced professional fees of $101 thousand resulting from a reduction in fees arising from corporate litigation matters, a $89 thousand decrease in collection expense and a $107 thousand decline in selling, general and administrative costs arising from lower marketing costs, less rent expense due to a sub-lease and lower travel and entertainment costs.

Legal fees, excluding fees from the BLG service agreement, for the Three Months ended September 30, 2018 were $186 thousand as compared with approximately $288 thousand for the Three Months ended September 30, 2017.  In the ordinary course of our business, we are involved in numerous legal proceedings. We regularly initiate collection lawsuits, using our network of third party law firms, against debtors. In addition, debtors occasionally initiate litigation against us. The settlement costs of these lawsuits decreased by approximately $89 thousand to approximately $12 thousand compared with approximately $101 thousand for the Three Months ended September 30, 2017.

Legal fees for BLG for the Three Months ended September 30, 2018 were $246 thousand compared to $246 thousand for the Three Months ended September 30, 2017. See Note 4. Due to Related Party for further discussion regarding the service agreements with BLG.

Interest Expense

During the Three Months ended September 30, 2018, the Company incurred $377 thousand of interest expense as compared to $122 thousand of interest expense for the Three Months ended September 30, 2017. This increase reflects the expense of all deferred financing costs as the $500,000 loan was repaid on October 5, 2018 and the $200,000 Commitment Fee expense associated with the Purchase Agreement that was cancelled on October 5, 2018 as well as $78 thousand expense of the $154 thousand debt discount associated with the issuance of warrants (See note 5 Debt).

Income Tax Expense

During the Three Months ended September 30, 2018, the Company did not incur any income tax expense due to the release of the income tax allowance as compared to a $4.1 million income tax expense generated from a deferred tax asset valuation allowance incurred during the Three Months ended September 30, 2017.

Net Loss

During the Three Months ended September 30, 2018, the Company generated a net loss of $587 thousand as compared to a net loss of $4.7 million for the Three Months ended September 30, 2017.  This change was primarily due to reduction in revenue and the deferred tax valuation allowance offset in part by the cost savings and litigation adjustment listed above.

The Nine months Ended September 30, 2018 compared with the Nine months Ended September 30, 2017

Revenues

During the Nine months ended September 30, 2018, total revenues decreased by $421 thousand, or 13.8%, to $2,623 thousand from $3,044 thousand in the Nine months ended September 30, 2017.

Interest on delinquent association fees for the Nine months ended September 30, 2018 decreased $313 thousand or 16.6% even as the number of payoffs increased to 614 payoff occurrences as compared to 579 payoff occurrences for the Nine months ended September 30, 2017. “Payoffs” consist of recovery of the entire legally collectible portion, or a settlement thereof, of our principal investment, accrued interest, and late fees owed to us from the proceeds of the Accounts collected by the Associations in accordance with our contracts with Associations. We believe the slight increase in payoff occurrences is attributed to an improved economy that encourages people to resolve their debt situations. The decrease in revenue was due in part to a decrease in revenue per unit. The average revenue per unit per the Statement of Operations, excluding rental revenue decreased to $3,300 for the Nine months ended September 30, 2018 compared with $4,400 for the Nine months ended September 30, 2017.

We saw an increase in rental operation revenue in the Nine months ended September 30, 2018 of $95 thousand to $592 thousand from $497 thousand for the Nine months ended September 30, 2017. This was due to improving the utilization of our rental base in 2017 that has carried over into 2018 and sales or rental properties.

Operating Expenses

During the Nine months ended September 30, 2018, operating expenses decreased $1,937 thousand, or 41.8% to $2,697 thousand from $4,634 thousand for the Nine months ended September 30, 2017. The decrease in operating expenses can be attributed to various factors, including a reduction in staffing costs of $505 thousand resulting from fewer employees in 2018 as compared to the comparable period in  2017, reduced professional fees of $750 thousand resulting from a reduction in fees arising from corporate litigation matters and a $406 thousand decline in selling, general and administrative costs arising from lower marketing costs, less rent expense due to a sub-lease and lower travel and entertainment costs coupled with a $98 thousand decrease in collection expense.

Legal fees, excluding fees from the BLG service agreement, for the Nine months ended September 30, 2018 were $151 thousand compared with approximately $901 thousand for the Nine months ended September 30, 2017 due in part to a $200 thousand insurance reimbursement and a reduction in class action and regular corporate legal fees.  In the ordinary course of our business, we are involved in numerous legal proceedings. We regularly initiate collection lawsuits, using our network of third party law firms, against debtors. In addition, debtors occasionally initiate litigation against us. The settlement costs of these lawsuits decreased by approximately $218 thousand to approximately $39 thousand compared with approximately $257 thousand for the Nine months ended September 30, 2017.

Legal fees for BLG for the Nine months ended September 30, 2018 were $738 thousand compared to $738 thousand for the Nine months ended September 30, 2017. See Note 4. Due to Related Party for further discussion regarding the service agreements with BLG.

Interest Expense

During the Nine months ended September 30, 2018, the Company incurred interest expense of $472 thousand compared to $375 thousand of interest expense for the Nine months ended September 30, 2017. This increase reflects the expensing of deferred financing costs associated with a $500,000 debt incurred on April 2, 2018, a debt discount of $154 thousand associated with the issuance of warrants and a $200,000 Commitment Fee expense associated with the Purchase Agreement that was cancelled on October 5, 2018. This was offset in part by the decrease in interest associated with the payoff of the $4.7 million of primary debt in December 2017 that was outstanding during the first Nine months of 2017 (See Note 5 Debt).

Gain (Loss) on Litigation

During the Nine months ended September 30, 2018, the Company reassessed its class action litigation and adjusted the $505,000 class action accrual that was incurred during the Nine months ended September 30, 2017 to $100,000 with the $405,000 change reflected as income.

Income Tax Expense

During the Nine months ended September 30, 2018, the Company did not incur any income tax expense due to the release of the income tax allowance as compared to a $3,432 thousand income tax expense arising from a deferred tax asset valuation allowance recorded in the third quarter of 2017.

Net Loss

During the Nine months ended September 30, 2018, the Company generated a net loss of $140 thousand as compared to a net loss of $5,901 thousand for the Nine months ended September 30, 2017.  This change was primarily due to reduction in revenue and the deferred tax valuation allowance offset in part by the cost savings and litigation adjustment listed above.

Liquidity and Capital Resources

General

As of September 30, 2018, we had cash and cash equivalents of $929 thousand compared with $590 thousand at December 31, 2017. This increase was primarily driven by $500 thousand proceeds from debt and receipt of finance receivables. The Company successfully raised net proceeds of $5.4 million through a secondary public offering on October 30, 2018.

Cash from Operations

Net cash used in operations was $305 thousand during the Nine months ended September 30, 2018 compared with $1,718 thousand during the Nine months ended September 30, 2017. This decline in cash used was primarily driven by the Company’s reduced operating loss of approximately $74 thousand for the Nine months ended September 30, 2018 compared with an Operating loss of $1,590 thousand during the Nine months ended September 30, 2017.

Cash from Investing Activities

Net cash provided by investing activities was $292 thousand for the Nine months ended September 30, 2018 compared to $627 thousand during the Nine months ended September 30, 2017. For the Nine months ended September 30, 2018, we collected $249 thousand of our finance receivables compared to $311 thousand for the Nine months ended September 30, 2017. For the nine months ended September 30, 2018, the Company generated $44 thousand from the disposal of real estate assets held for sale as compared to $321 thousand for the Nine months ended September 30, 2017. Our primary business relies on our ability to invest in Accounts, and during the Nine months ended September 30, 2018, the number of active Accounts has decreased compared with the Nine months ended September 30, 2017. This balance has been in consistent decline since 2012. This balance is very susceptible to housing market fluctuations in Florida.

Cash from Financing Activities

Net cash provided by financing activities was $352 thousand for the Nine months ended September 30, 2018 compared to cash used in financing activities of $575 thousand during the Nine months ended September 30, 2017. At September 30, 2018, the principal indebtedness of the Company was $570 thousand compared with $39 thousand at December 31, 2017 and $4.8 million at September 30, 2017. For the Nine months ended September 30, 2018 the Company had $56 thousand of principal repayments and $92 thousand of debt issue costs (associated with the $500 thousand bridge loan and $5 million equity line mentioned in Note 7) compared to $575 thousand of principal repayments for the Nine months ended September 30, 2017.

Liquidity Outlook

The Company has experienced significant operating losses over the past 2 years (2016 and 2017) and a net loss generated in 2018 primarily with cumulative losses of approximately $11 million as a result of declining revenues and high expenses due to a number of factors.  These losses resulted in the usage of all cash proceeds from the Company’s initial public offering in 2015.  The Company successfully raised net proceeds of $5.4 million through a secondary public offering on October 30, 2018.

The Company started a number of initiatives in 2017 which included cost saving initiatives, a focus on collections and a resolve to settle its outstanding debt. The Company initiated a reduction in its workforce from 2017 through 2018 which resulted in the workforce decreasing from 19 full time employees to 10 full time employees (currently 6 employees), a reduction in marketing expenses and a reduction in other controllable expenses.

We believe that we have enough cash to mitigate the substantial doubt raised by our recent operating losses and satisfy our estimated liquidity needs for the 12 months from the issuance of these financial statements and avoid any substantial doubt about the Company’s ability to continue as a going concern as defined by ASU 2014-05.  However, we cannot predict, with certainty, the outcome of our actions to generate liquidity, including the availability of additional debt financing, or whether such actions would generate the expected liquidity as currently planned. Additionally, a failure to generate additional liquidity could negatively impact our ability to acquire units.

Debt of the Company consisted of the following:

	September 30, 2018	December 31, 2017 (Audited)
Financing agreement with FlatIron capital that is unsecured. Down payment of $16,500 was required upfront and equal installment payments of $9,610 were made over a 10 month period. The note matured May 31, 2018. Annualized interest rate was 5.25%	$-	$39,028
Financing agreement with FlatIron capital that is unsecured. Down payment of $28,125 was required upfront and equal installment payments of $8,701 to be made over a 10 month period. The note matures May 1, 2019. Annualized interest is 5.99%	$69,610	$-
Senior secured convertible promissory note issued to Esousa Holdings LLC bearing interest at 10.5% that matures October 2, 2018. The interest is payable upon maturity. The note is secured by a lien on all of the assets of the Company.	500,000
	569,610	39,028
Less: debt issuance costs	-	-
debt discount	-
	$569,610	$39,028

As of September 30, 2018, minimum required payments on commitment for our NNG product were approximately $269,000.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are not required to make disclosures under this item.

Item 4.	Controls and Procedures

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2018. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of September 30, 2018 for the reasons discussed below. In addition, management identified the following material weaknesses in internal controls over financial reporting in the course of its assessment of the effectiveness of disclosure controls and procedures as of September 30, 2018:

The Company did not effectively segregate certain accounting duties due to the small size of its accounting staff.

A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Notwithstanding the determination that our internal control over financial reporting was not effective, as of September 30, 2018, and that there was a material weakness as identified in this Quarterly Report, we believe that our consolidated financial statements contained in this Quarterly Report fairly present our financial position, results of operations and cash flows for the years covered hereby in all material respects.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings

Other than the lawsuit described below, we are not currently a party to material litigation proceedings. However, we frequently become party to litigation in the ordinary course of business, including either the prosecution or defense of claims arising from contracts by and between us and client Associations. Regardless of the outcome, litigation can have an adverse impact on us because of prosecution, defense, and settlement costs, diversion of management resources and other factors.

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

We were a defendant in an action entitled Solaris at Brickell Bay Condominium Association, Inc. v. LM Funding, LLC, which was brought before the Circuit Court of the Eleventh Judicial Circuit, Miami-Dade Civil Division on July 31, 2014.  In this matter, which was initially preliminarily settled in August 2017, the plaintiff (an association under contract with us) alleged claims such as a usurious loan transaction, state and federal civil Racketeer Influenced and Corrupt Organization Act claims, Florida Deceptive and Unfair Trade Practices Act (“FDUTPA”) violations, and other related claims, and the plaintiff requested rescission of their agreement with us, forfeiture of all amounts lent by us to the plaintiff, a declaratory judgment that we have violated FDUTPA, other damages for breach of contract and violations of FDUTPA, and attorneys’ fees.  On August 4, 2017, an order by the court was entered on Plaintiff’s Motion for Preliminary Approval of Class Action Settlement Agreement. In the order, the motion of the Plaintiff, Solaris at Brickell Bay Condominium Association, Inc., individually and on behalf of the certified plaintiff class (“Plaintiffs”), for approval of the Class Action Settlement Agreement (the “Settlement Agreement”) with Defendant LM Funding, LLC was granted. Despite our belief that we are not liable for the claims asserted and that we have good defenses thereto, we nevertheless agreed to enter into the Settlement Agreement in order to: (1) avoid any further expense, inconvenience, and distraction of burdensome and protracted litigation and its consequential negative financial effects to our operations; (2) obtain the releases, orders, and final judgment contemplated by the Settlement Agreement; and (3) put to rest and terminate with finality all claims that had been or could have been asserted against us by the Plaintiffs arising from the facts alleged in the lawsuit. Pursuant to the agreement subsequently reached between counsel, all required actions and deadlines set forth in the Settlement Agreement are currently stayed. On March 1, 2018 a continuation of the abatement was granted until April 2, 2018. As of December 31, 2017, the Company had accrued costs of $505,000 as part of the Settlement Agreement. The settlement amount was contingent upon the Company obtaining sufficient financing within the allotted timeframe of the Settlement Agreement. On April 2, 2018, the Plaintiffs withdrew from the Settlement Agreement. On August 14, 2018, the parties to the Solaris class action litigation entered into a revised settlement in which the Plaintiffs amended their complaint (the Fourth Amended Complaint) to reflect no demand for damages and only a claim for declarative and injunctive relief and amended the class definition to reflect a requirement that class members must have active units still under contract with LMF under a “Traditional Model” waterfall in the Allocation of Collection Proceeds.  This was submitted to the court who approved the amended Complaint and Class Action Settlement Agreement.  On November 6, 2018, the court entered an order granting Plaintiff’s Motion for Final Approval of Class Action Settlement. The New Settlement Agreement will also reimburse the Plaintiff’s opposing counsel $99,000 plus an administrative fee.

Item 1A. Risk Factors

None

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

None.

Item 5.Other Information

On November 2, 2018, the Company entered into a Securities Purchase Agreement (the “IIU SPA”) with IIU Inc. (“IIU”), a Virginia based travel insurance brokerage company controlled by Craven House N.A. (who owns approximately 27% of the Company’s outstanding stock as of November 13, 2018), pursuant to which IIU issued to the Company a Senior Convertible Promissory Note (“IIU Note”) in the original principal amount of $1,500,000 in exchange for a purchase price of $1,500,000.  The maturity date of the IIU Note is 360 dates after the date of issuance (subject to acceleration upon an event of default).  The Note carries a 3.0% interest rate, with accrued but unpaid interest being payable on the Note’s maturity date.

The IIU Note allows the Company the right on or after the maturity date to convert any unpaid principal and accrued and unpaid interest of the IIU Note into shares of IIU based on a conversion amount which is the fair value of the common shares of IIU at the time. The conversion price will be reset if IIU issues or sells common shares, convertibles securities or options at a price per share that is less than the conversion price in effect immediately prior to such issue or sale or deemed issuance or sale of such dilutive issuance.

The foregoing is a summary description of certain terms of the IIU SPA and IIU Note, and by its nature, is incomplete. Such summary is qualified in its entirety by the full text of such agreements, copies of which are filed herewith and are incorporated herein by reference.

Item 6.  Exhibits

The following documents are filed as a part of this report or are incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION

1.1	Underwriting Agreement, dated as of October 30, 2018, by and between LM Funding America, Inc. and Maxim Group LLC (incorporated by reference to Exhibit 1.1 to the Form 8-K filed on November 5, 2018).
4.1	Form of Common Warrant (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on November 5, 2018).
4.2	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on November 5, 2018).
4.3	Form of Underwriter’s Warrant (incorporated by reference to Exhibit 4.3 to the Form 8-K filed on November 5, 2018).
10.1	Senior Convertible Promissory Note, dated as of November 9, 2018 by and between the Company and IIU, Inc.
10.2	Securities Purchase Agreement, dated as of November 9, 2018 by and between the Company and IIU, Inc.
31.1	Rule 13a – 14(a) Certification of the Principal Executive Officer
31.2	Rule 13a – 14(a) Certification of the Principal Financial Officer
32.1	Written Statement of the Principal Executive Officer and Principal Financial Officer, Pursuant to 18 U.S.C. § 1350

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

LM FUNDING AMERICA, INC.

Date: November 14, 2018	By:	/s/ Bruce M. Rodgers
Bruce M. Rodgers
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: November 14, 2018	By:	/s/ Richard Russell
Richard Russell
Chief Financial Officer
(Principal Accounting Officer)