Form 10-K
period 2018-12-31
LM FUNDING AMERICA, INC.
filed 2019-04-16
CIK 1640384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of voting and nonvoting common equity held by non-affiliates of the Registrant was approximately $1,718,000 as of the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares of the Registrant’s Common Stock outstanding as of April 15, 2019 was 3,124,961.

PART I

Item 1. Business.

We are a diversified business with two focuses:

•

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

•

specialty health insurance broker (IIU, Inc) that was purchased on January 15, 2019, which provides global medical insurance products for international travelers, specializing in policies covering high-risk destinations, emerging markets and foreign travelers coming to the United States. All policies are fully underwritten with no claim risk remaining with IIU Inc.

Specialty Finance Company

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

Specialty Finance Products

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

Specialty Finance Industry Overview

According to the Community Association Institute (“CAI”), as of January 2016, 65 million people lived in 328,500 Associations in the United States. As a percentage, homeowners associations accounted for between 51-55% of the total and condominium associations accounted for between 42-45% of the total, with cooperatives comprising the balance. As of December 2016, Florida had nearly eight million residents living in more than 47,000 community associations. Assuming the national distribution of property types exists in Florida, Florida has approximately 24,000 homeowners associations and 20,000 condominium associations. During the fiscal year ended December 31, 2018, we contracted with approximately 500 community associations. We believe opportunity remains abundant in our other geographic markets.

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

Specialty Finance Strategy

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

Specialty Health Insurance

Our subsidiary IIU Inc. (“IIU”) through its wholly owned company Wallach and Company (:Wallach”) offers health insurance, travel insurance and other travel services to:

•	United States citizens and residents traveling abroad
•	Non United States citizens or residents who travel to the United States

These services are typically sold through a policy offered by Wallach and fully underwritten by a third party insurance company.  The policies offered include:

•	HealthCare Abroad - Short term medical insurance, medical evacuation and international assistance for Americans traveling overseas. There is an age limit of 84 years old.
•

HealthCare Global – up to 6 months coverage for Americans traveling abroad and foreign nationals traveling outside their home countries to destinations other than the United States.  There is an age limit of 70 years old.

•	HealthCare America – up to 90 days coverage for foreign nationals visiting the United States. There is an age limit of 70 years old.
•	HealthCare International – International medical insurance & assistance for persons living outside their home country. There is an age limit of 70 years old.
•

HealthCare War – up to 6 months coverage for Americans traveling abroad and foreign nationals traveling outside their home countries to identified war risk areas.  There is an age limit of 70 years old.

Specialty Health Insurance Industry Overview

The international travel insurance industry is highly competitive with a number of companies providing such services ranging in size from billion dollar companies such as AXA Insurance to smaller specialized firms such as IIU.  The U.S. Travel Insurance Association estimated in 2016 that consumers spent approximately $2.8 billion on various types of travel insurance products, an increase of 19.1% from 2014.  The main types of travel insurance include: trip cancellation/interruption/delay; baggage loss/delay on personal effects insurance; travel medical insurance; medical evacuation insurance; and cancel for any reason coverage.

Specialty Health Insurance Strategy

Our strategy is to expand our customer base by identifying business partners who focus on overseas citizens who travel to the United States that are currently underserved by other competitors and identifying other United Stated based travel providers who can increase revenues by partnering with IIU for providing travel insurance.

Employees

As of April 15, 2019, we had 9 employees all of which are full-time.

Corporate Information

LM Funding, LLC, a wholly-owned subsidiary, was originally organized in January 2008 as a Florida limited liability company. In preparation for our initial public offering in October 2015, we were incorporated in Delaware on April 20, 2015.  Upon completion of our initial public offering, we became the holding company of LM Funding, LLC. All of our business is conducted through LM Funding, LLC and its subsidiaries.

IIU, Inc a wholly-owned subsidiary was organized in April 2018 as a Virginia corporation. IIU, Inc owns Wallach and Company, a Virginia corporation, was organized in January 1989.

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

Because of the nature of our business, our quarterly operating results may fluctuate, which may adversely affect the market price of our common stock. Our results may fluctuate as a result of the following factors:

(i)	the timing and amount of collections on our Account portfolio;
(ii)	our inability to identify and acquire additional Accounts;
(iii)	a decline in the value of our Account portfolio recoveries;
(iv)	a decline in the number of travel insurance policies sold;
(v)	an increase in the underwriting costs associated with underwriting travel insurance policies;
(vi)	increases in operating expenses associated with the growth of our operations; and
(vii)	general, economic and real estate market conditions.

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

Sales of a substantial number of shares of our common stock in the public market could cause a decrease in the market price of our common stock. We had 3,124,962 shares of common stock issued and outstanding as of December 31, 2018.  We may issue additional shares in connection with our business and may grant stock options to our employees, officers, directors and consultants under our stock option plans or warrants to third parties. If a significant portion of these shares were sold in the public market, the market value of our common stock could be adversely affected.

Craven House Capital North America Inc (“Craven”) owns 20% of our company and may exert significant influence over our company, reducing the influence of our other stockholders.

As of December 31, 2018, Craven House Capital North America Inc. beneficially own, in the aggregate, 20% of our outstanding shares of common stock and its ownership may increase rise to 46% if the senior secured convertible note it holds is converted into shares our common stock. As a result, Craven may be able to influence the actions that require stockholder approval, including the election of a majority of our directors and the approval of mergers, sales of assets or other corporate transactions or matters submitted for stockholder approval. As a result, our other stockholders may have little or no influence over matters submitted for stockholder approval once Craven converts its note into shares. In addition, Craven’s influence could deter or preclude any unsolicited acquisition of us and consequently materially adversely affect the price of our common stock.

Risks Related to Specialty Travel Health Insurance Business

We are subject to intense competition in providing travel health insurance coverage and solutions.

There are a number of companies that provide travel health insurance coverage that are similar to our travel health insurance policies.  We compete on the basis of reputation, industry experience and performance. Some of these competitors have greater contacts with airlines, travel agents and other entities that arrange travel for individual and business travelers that have greater financial resources and access to capital, more personnel, wider geographic presence and other resources than we have. Aggressive pricing by our competitors could lower the price of such policies which would may require us to lower our prices to stay competitive. This may result in reduced revenues generated by us and reduced earnings.

Risks Related to Specialty Finance Business

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

Although we utilize our proprietary software and in-house staff to track, monitor, and direct the collection of our Accounts, we depend upon third-party law firms to perform the collection work. As a result, we are dependent upon the efforts of our third-party law firms, particularly Business Law Group, P.A. (“BLG”) to service and collect our Accounts. As of December 31, 2018, BLG was responsible for servicing over 98% of our Accounts. Our revenues and profitability could be materially affected if:

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

All of our Accounts are located in Florida, and any adverse conditions affecting Florida could have a material adverse effect on our financial condition and results of operations.

Our primary business relates to revenues from Accounts purchased by us, which are all based in Florida, and our primary source of revenue consists of payments made by condominium and home owners to satisfy the liens against their condominiums and homes. As of December 31, 2018 and December 31, 2017, Florida represented 100% of our Accounts. An economic recession, adverse market conditions in Florida, and/or significant property damage caused by hurricanes, tornadoes or other inclement weather could adversely affect the ability of these condominium and home owners to satisfy the liens against their condominiums and homes, which could, in turn, have a material adverse effect on our financial condition and results of operations.

Foreclosure on an Association’s lien may not result in our company recouping the amount that we invested in the related Account.

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

It can take our third-party law firms anywhere from three months to four years or longer to collect on an Account. Approximately 75% of our Accounts were purchased prior to 2014, with some being purchased as early as 2008. Due to various factors, including those discussed above, we cannot project the payoff date for any Account. This indeterminate holding period reduces our liquidity and ability to fund our operations. If our ability to collect on a material number of Accounts was significantly delayed, it could adversely affect our cash flows and ability to fund our operations.

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

Sales of a substantial number of shares of our common stock in the public market could cause a decrease in the market price of our common stock. We had authorized 30,000,000 and 10,000,000 shares of common stock and preferred stock, respectively as of December 31, 2018 and December 31, 2017.

We had 3,124,961 and 625,318 shares of common stock issued and outstanding as of December 31, 2018 and December 31, 2017, respectively. In addition, pursuant to our 2015 Omnibus Incentive Plan, options to purchase 19,300 and 11,290 respectively, shares of our common stock were outstanding as of December 31, 2018 and December 31, 2017, of which 6,630 and 6,290, respectively were exercisable.

There were 3,843,587 and 1,200,00 warrants issued and outstanding as of December 31, 2018 and December 31, 2017, respectively that allowed for the issuance of 2,763,587 and 120,000 shares, respectively. The 1,200,000 warrants that were issued on October 23,

2015 can be exercised for one-tenth share at $12.50. On April 2, 2018 we issued warrants (subsequently adjusted for a reverse stock split and issuance of new common shares) to purchase 143,587 shares of our common stock in conjunction with a $500,000 senior secured indebtedness transaction.

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

We cannot assure you that securities analysts will cover our company. As of December 31, 2018, no securities analyst covers our company. If securities analysts do not cover our company, this lack of coverage may adversely affect the trading price of our securities. In the event that securities analyst begin to cover our company, the trading market for our securities will rely in part on the research and reports that such securities analysts publish about us and our business. If one or more of the analysts who cover our company downgrades our securities, the trading price of our securities may decline. If one or more of these analysts then ceases to cover our company, we could lose visibility in the market, which, in turn, could also cause the trading price of our securities to decline. Further, because of our small market capitalization, it may be difficult for us to attract securities analysts to cover our company, which could significantly and adversely affect the trading price of our securities.

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

We are actively looking for new space that will fit our future needs.

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

We were a defendant in an action entitled Solaris at Brickell Bay Condominium Association, Inc. v. LM Funding, LLC, which was brought before the Circuit Court of the Eleventh Judicial Circuit, Miami-Dade Civil Division on July 31, 2014.  In this matter, which was initially preliminarily settled in August 2017, the plaintiff (an association under contract with us) alleged claims such as a usurious loan transaction, state and federal civil Racketeer Influenced and Corrupt Organization Act claims, Florida Deceptive and Unfair Trade Practices Act (“FDUTPA”) violations, and other related claims, and the plaintiff requested rescission of their agreement with us, forfeiture of all amounts lent by us to the plaintiff, a declaratory judgment that we have violated FDUTPA, other damages for breach of contract and violations of FDUTPA, and attorneys’ fees.  On August 4, 2017, an order by the court was entered on Plaintiff’s Motion for Preliminary Approval of Class Action Settlement Agreement. In the order, the motion of the Plaintiff, Solaris at Brickell Bay Condominium Association, Inc., individually and on behalf of the certified plaintiff class (“Plaintiffs”), for approval of the Class Action Settlement Agreement (the “Settlement Agreement”) with Defendant LM Funding, LLC was granted. Despite our belief that we are not liable for the claims asserted and that we have good defenses thereto, we nevertheless agreed to enter into the Settlement Agreement in order to: (1) avoid any further expense, inconvenience, and distraction of burdensome and protracted litigation and its consequential negative financial effects to our operations; (2) obtain the releases, orders, and final judgment contemplated by the Settlement Agreement; and (3) put to rest and terminate with finality all claims that had been or could have been asserted against us by the Plaintiffs arising from the facts alleged in the lawsuit. Pursuant to the agreement subsequently reached between counsel, all required actions and deadlines set forth in the Settlement Agreement are currently stayed. On March 1, 2018 a continuation of the abatement was granted until April 2, 2018. As of December 31, 2017, we had accrued costs of $505,000 as part of the Settlement Agreement. The settlement amount was contingent upon us obtaining sufficient financing within the allotted timeframe of the Settlement Agreement. On April 2, 2018, the Plaintiffs withdrew from the Settlement Agreement. On August 14, 2018, the parties to the Solaris class action litigation entered into a revised settlement in which the Plaintiffs amended their complaint (the Fourth Amended Complaint) to reflect no demand for damages and only a claim for declarative and injunctive relief and amended the class definition to reflect a requirement that class members must have active units still under contract with LMF under a “Traditional Model” waterfall in the Allocation of Collection Proceeds.  This was submitted to the court who approved the amended Complaint and Class Action Settlement Agreement.  On November 6, 2018, the court entered an order granting Plaintiff’s Motion for Final Approval of Class Action Settlement.  The New Settlement Agreement also reimbursed the Plaintiff’s opposing counsel $99,000 plus an administrative fee.

As such, we adjusted the class action accrual to $100,000 and recorded a $405,000 class action reversal to the statement of operations. The amount was paid during fiscal year 2018.

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

Effective December 8, 2015, our common stock and common stock warrants became separately quoted on the NASDAQ Capital Market under the symbols “LMFA” and “LMFAW,” respectively. On December 31, 2018 there was 1 holder of record of our common stock and 1 holder of record of our common stock warrants.

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

We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Important factors which could materially affect our results and our future performance include, without limitation, our ability to purchase defaulted consumer receivables at appropriate prices, competition to acquire such receivables, our dependence upon third party law firms to service our accounts, our ability to obtain funds to purchase receivables, ability to manage growth or declines in the business, changes in government regulations that affect our ability to collect sufficient amounts on our defaulted consumer receivables, the impact of class action suits and other litigation, our ability to keep our software systems updated to operate our business, our ability to employ and retain qualified employees, our ability to establish and maintain internal accounting controls, changes in the credit or capital markets, changes in interest rates, deterioration in economic conditions, and negative press regarding the debt collection industry which may have a negative impact on a debtor’s willingness to pay the debt we acquire, as well as other factors set forth under “Risk Factors” in this report.

Except as required by law, we assume no duty to update or revise any forward-looking statements.

Overview

We are a diversified business with two focuses:

•

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

•

specialty health insurance broker (IIU, Inc) that was purchased on January 15, 2019, which provides global medical insurance products for international travelers, specializing in policies covering high-risk destinations, emerging markets and foreign travelers coming to the United States. All policies are fully underwritten with no claim risk remaining with IIU Inc.

We provide funding to nonprofit community associations primarily located in the state of Florida and, to a lesser extent, nonprofit community associations in the states of Washington, Colorado, and, since February 2016, Illinois. We offer incorporated nonprofit community associations, which we refer to as “Associations,” a variety of financial products customized to each Association’s financial needs. Our original product offering consists of providing funding to Associations by purchasing their rights under delinquent accounts that are selected by the Associations arising from unpaid Association assessments. We provide funding against such delinquent accounts, which we refer to as “Accounts,” in exchange for a portion of the proceeds collected by the Associations from the account debtors on the Accounts. More recently, we have started to engage in the business of purchasing Accounts on varying terms tailored to suit each Association’s financial needs, including under our New Neighbor Guaranty program.

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

Our subsidiary IIU Inc. (“IIU”) through its wholly owned company Wallach and Company (:Wallach”) offers health insurance, travel insurance and other travel services to:

•	United States citizens and residents traveling abroad
•	Non United States citizens or residents who travel to the United States

These services are typically sold through a policy offered by Wallach and fully underwritten by a third party insurance company.  The policies offered include: HealthCare Abroad, HealthCare Global, HealthCare America, HealthCare International, HealthCare War.

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

Results of Operations

The Year Ended December 31, 2018 compared with the Year Ended December 31, 2017

Revenues

During the year ended December 31, 2018, total revenues decreased by $1.0 million, or 22.8%, to $3.4 million from $4.4 million in the year ended December 31, 2017.  The decrease is due in part to a decrease in interest, administrative and late fees collected during the year.

The decrease in interest, administrative and late fees was the result of a decrease in the average revenue collected per unit.  The average revenue per unit was relatively flat at $3,415 for the year ended December 31, 2018 compared with $3,438 for the year ended December 31, 2017.  However, there was a 26% decrease in payoffs as the Company recorded approximately 785 payoff occurrences for the year ended December 31, 2018 compared with 1,063 payoff occurrences for the year ended December 31, 2017.  “Payoffs” consist of recovery of the entire legally collectible portion, or a settlement thereof, of our principal investment, accrued interest, and late fees owed to us from the proceeds of the Accounts collected by the Associations in accordance with our contracts with Associations.  The increase in the number of payoffs was partially offset by a decrease in revenue per unit.

Rental revenue for the year ended December 31, 2018 was $0.7 million as compared to $0.7 million for the year ended December 31, 2017. There were 17 rental units in the portfolio as December 31, 2018 compared with 68 rental units as of December 31, 2017.

Operating Expenses

During the year ended December 31, 2018, operating expenses decreased $4.1 million, or 51.8%, to $3.8 million from $7.9 million for the year ended December 31, 2017. The decrease in operating expenses can be attributed to various factors including the reduction in staffing costs of $0.5 million resulting from the fact that on average we had fewer employees in 2018 than we did in 2017, reduced professional fees of $1.1 million due to non-recurring expenses associated in part to litigation relating to the Settlement Agreement listed within Item 1. Item 3. Legal Proceedings of this Annual Report on Form 10-K, lower settlement costs of $0.2 million, reduced collection costs of $0.2 million, a $1.4 million non-recurrence of the bad debt expense – related parties, and reduced general and administrative expenses due in part to marketing costs of $0.5 million.

Legal fees (excluding fees paid pursuant to our service agreement with BLG), for the year ended December 31, 2018 were approximately $0.3 million compared with approximately $1.3 million for the year ended December 31, 2017 due in part to resolution of the class action lawsuit.  In the ordinary course of our business, we are involved in numerous legal proceedings. We regularly initiate collection lawsuits, using our network of third-party law firms, against debtors. In addition, debtors occasionally initiate litigation against us.  Legal fees for BLG for the year ended December 31, 2018 were $1.0 million compared to $1.1 million for the year ended December 31, 2017.   See Note 10. Related Party Transactions for further discussion regarding the service agreements with BLG.

Interest Expense

During the year ended December 31, 2018, interest expense declined by $0.1 million to $0.5 million compared to $0.6 million for the year ended December 31, 2017.

Of the $0.5 million interest expense for 2018, $154 thousand was due to the issuance of warrants in conjunction with a $0.5 million loan that was treated as a discount which was amortized as interest expense.  The remainder consisted of $30 thousand of cash interest expense and $0.3 million of debt issuance costs amortized during the year. The amortization of debt issuance costs is being reported as interest expense under ASU 2015-03 (ASC 835-30-45-3).

Loss on Retirement of Debt

During the year ended December 31, 2017, the Company incurred approximately $604,000 loss on the settlement of its debt upon the issuance of approximately 2.9 million shares for $4.7 million in principal, accrued interest and late fees.

Loss on Litigation

During the year ended December 31, 2018, the Company settled the Solaris at Brickell Bay Condominium Association, Inc. v. LM Funding class action litigation and adjusted the $505,000 class action accrual that was incurred during the twelve months ended December 31, 2017 to $100,000 with the $405,000 change reflected as other income.  During the year ended December 31, 2017, the Company accrued costs of $505,000 as part of the Settlement Agreement entered into in connection with the class action litigation.  See “Part I. Item 3. Legal Proceedings” of this Annual Report on Form 10-K for additional information.

Income Tax Provision (Benefit)

During the year ended December 31, 2017, the income tax provision was $3.4 million due to the Company recording a valuation allowance.  The Company did not record an income tax benefit or expense for the year ended December 31, 2018 due to continuing losses.

Under ASC 740-10-30-5, Income Taxes, deferred tax assets should be reduced by a valuation allowance if, based on the weight of available evidence, it is more-likely-than-not (i.e., a likelihood of more than 50%) that some portion or all of the deferred tax assets will not be realized.  The Company considers all positive and negative evidence available in determining the potential realization of deferred tax assets including, primarily, the recent history of taxable earnings or losses.  Based on operating losses reported by the Company during 2018 and 2017, the Company concluded there was not sufficient positive evidence to overcome this recent operating history. As a result, the Company believes that a valuation allowance is necessary based on the more-likely-than-not threshold noted above. The Company therefore recorded a valuation allowance of approximately of $3.2 million for the year ended December 31, 2018.

Net Loss

During the year ended December 31, 2018, the Company generated a net loss of $0.5 million as compared to a net loss of $8.6 million for the year ended December 31, 2017 for the reasons mentioned above.

Liquidity and Capital Resources

General

As of December 31, 2018, we had cash and cash equivalents of $3.5 million compared with $0.6 million at December 31, 2017. The increase in cash is due primarily to the net proceeds from our secondary offering.  The increase was partially offset by a decrease in cash provided by investing activities resulting from a $1.5 million purchase of a senior secured convertible note.

Cash from Operations

Net cash used in operations was $0.7 million during the year ended December 31, 2018 compared with $1.8 million during the year ended December 31, 2017. This change was primarily driven by a $8.2 million reduction net income which includes a $0.4 million reversal of a loss on litigation, and a reversal of a $1.4 million bad debt allowance from a related party.

Cash from Investing Activities

Net cash used in investing activities was $1.1 million during the year ended December 31, 2018 as compared to net cash provided by investing activities of $0.9 million during the year ended December 31, 2017. The difference was primarily the result of the Company investing $1.5 million in a senior secured convertible note receivable and a reduction in proceeds from real estate assets by $0.4 million. For the year ended December 31, 2018, cash generated from our net finance receivables fell by $0.1 million. This was due to the Company not collecting as much on Accounts than what was invested for the period as compared to the prior year. Our primary business relies on our ability to invest in accounts, and during the year ended December 31, 2018, this balance decreased compared with the year ended December 31, 2017. This balance has been in consistent decline since 2012. This balance is very susceptible to housing market fluctuations.

Cash from Financing Activities

Net cash provided by financing activities was $4.8 million during the year ended December 31, 2018 as compared to net cash used in financing activities of $0.8 million for the year ended December 31, 2017. During 2018, the Company generated $5.2 million from the issuance of shares offset in part by $0.3 million in debt issuance costs. During 2017, the Company repaid $0.6 million in principal repayments.

The Company is obligated to pay Associations $109,000 over the next 12 months for those units that are managed by us.  We are also committed to pay $249,000 to Associations under the New Neighbor program over the next 36 months.

Outstanding Debt

Debt of the Company consisted of the following:

	Year ended December 31,
	2018	2017
Financing agreement with FlatIron capital that is unsecured. Down payment of $28,125 was required upfront and equal installment payments of $8,701 to be made over a 10 month period. The note matures May 31, 2019. Annualized interest is 5.99%	$42,875	$-

Financing agreement with FlatIron capital that is unsecured. Down payment of $16,500 was required upfront and equal installment payments of $9,610 to be made over a 10 month period. The note matures May 31, 2018. Annualized interest is 5.25%	-	39,028

	$42,875	$39,028

(1)	The Company settled the promissory note by issuing 2,953,189 common shares for all of the outstanding principal, accrued interest and late fees during the month of December 2017.

Minimum required principal payments on the Company’s debt as of December 31, 2018 are as follows :

Years Ending
December 31,
2019	$42,875
2020	-
$42,875

Recent Capital Raising Transaction

On April 2, 2018, the Company entered into a Securities Purchase Agreement (the “SPA”) with a New York-based family office (“Investor”) pursuant to which the Company issued to Investor a Senior Convertible Promissory Note (“Note”) in the original principal amount of $500,000 in exchange for a purchase price of $500,000.  The maturity date of the Note is six months after the date of issuance (subject to acceleration upon an event of default).  Investor may at any time on or after the maturity date convert all or any part of the outstanding and unpaid principal amount and accrued and unpaid interest of the Note into fully paid and non-assessable shares of our common stock, at a conversion price equal to 85% of the lowest daily volume weighted average price of our common stock in the 10 trading days immediately prior to conversion.  The Note carries a 10.5% interest rate, with accrued but unpaid interest being payable on the Note’s maturity date.  Investor was also issued pursuant to the SPA five- year warrants exercisable at the closing per share bid price on April 2, 2018 to purchase 400,000 shares of our common stock (the “Warrants”).

Also on April 2, 2018, the Company entered into a Common Stock Purchase Agreement (“Purchase Agreement”) with Investor relating to the purchase by Investor from the Company up to $5,000,000 of our common stock.  The Purchase Agreement provides that, upon the terms and subject to the conditions set forth therein, Investor has committed to purchase up to $5,000,000 worth of the our common stock (“Purchase Shares”) over a 2-year period beginning on the date on which a registration statement relating to the resale of the Purchase Shares (the “Registration Statement”) is first declared effective by the U.S. Securities and Exchange Commission (the “Commission”).

 The Purchase Agreement requires the Company to issue to the Investor as consideration for the Investor entering into this Purchase Agreement such number of shares of our common stock that would have a value equivalent to $200,000 calculated using the average of volume weighted average price for our common stock during normal trading hours during the three business day period immediately preceding the date of issuance of such shares.

On October 5, 2018, the Company exercised its right to terminate the Purchase Agreement originally entered into on April 2, 2018 with the Investor. The Company also repaid the $500,000 note and accrued interest on October 5, 2018. The Company paid the $200,000 Commitment Fee on November 2, 2018 (see Note 6. Long-Term Debt).

On October 30, 2018, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Maxim Group LLC (the “Underwriter”) with respect to the issuance and sale, in an underwritten public offering (the “Offering”), of (i) 1,005,000 units (the “Units”), with each Unit being comprised of one share of our common stock, and one warrant to purchase one share of our common stock (the “Common Warrants”), (ii) 1,495,000 pre-funded units (the “Pre-Funded Units”), with each Pre-Funded Unit being comprised of one pre-funded warrant to purchase one share of our common stock at an exercise price of $.01 per share (the “Pre-Funded Warrants”) and one Common Warrant. Each Unit was sold for a price of $2.40 per Unit, and each Pre-Funded Unit was sold for a price of $2.39 per Unit.   The shares of our common stock and Common Warrants included in the Units, and the Common Warrants and Pre-Funded Warrants included in the Pre-Funded Units, were offered together, but the securities included in the Units and Pre-Funded Units are issued separately.

Pursuant to the Underwriting Agreement, the Company granted the Underwriter a 45-day option to purchase up to an additional 375,000 shares of common stock and/or Common Warrants and/or Pre-Funded Warrants at price of $2.399999 per shares of common stock, $0.000001 per Common Warrant, and $2.389999 per Pre-Funded Unit (the “Over-Allotment”).

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

The Common Warrants were immediately exercisable at a price of $2.40 per share of Common Stock, subject to adjustment in certain circumstances, and will expire five years from the date of issuance.  The Common Warrants contain a full-ratchet anti-dilution exercise price adjustment upon the issuance of any Common Stock, securities convertible into Common Stock or certain other issuances at a price below the then-existing exercise price of the Common Warrants, with certain exceptions.

The Offering closed on November 1, 2018.  A registration statement on Form S-1 relating to the Offering (File No. 333-227203) was declared effective by the Commission on October 29, 2018.  The Offering is being made only by means of a prospectus forming a part of the effective registration statement.  Simultaneously with the closing, the Company sold additional Common Warrants to purchase up to 375,000 shares of Common Stock in connection with the partial exercise of the Over-Allotment.

The net proceeds of the Offering were approximately $5.4 million, after deducting the underwriting discounts and commissions and offering expenses and assuming no exercise of the Common Warrants or Underwriter Warrant. The Company intends to use the net proceeds from the Offering for general corporate purposes, including working capital and payment of a past-due $200,000 financing fee to a third-party.  As a result of the Offering, the Company’s stockholders’ equity will exceed $2.5 million and its publicly held shares (i.e., shares not held directly or indirectly by an officer, director, or greater-than-10% of the total shares outstanding) will be approximately 1.1 million shares.

On April 2, 2018, the Company issued warrants that allowed for the right to purchase of 40,000 shares of common stock at an exercise price of $6.605 per share. Due to the subsequent issuance of stock and warrants resulting from the Underwriting Agreement, these warrants now have the right to purchase 143,587 shares at an exercise price of $1.84 per share. These warrants have average remaining life of 4.25 years as of December 31, 2018. These warrants expire in the year 2023.

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

The Company subsequently purchased 100% of the outstanding stock of IIU for $5,075,000.  IIU is required to have a minimum net working capital of $15,000 and at least $152,000 in cash. The Company paid the Purchase Price at Closing as follows:

•	Cancellation by the Company of all principal and accrued interest of the IIU Note which has principal indebtedness and accrued interest of $1,507,387.
•

The Company issued to Craven a $3,582,613 Convertible Promissory Note for the balance of the purchase price.  At the option of Craven, the Convertible Note may be paid in restricted shares of our common stock or cash.  The Convertible Note shall bear simple interest at 3% per annum.  The Convertible Note shall be due and payable 360 days from the Closing Date. If repaid by the Company in restricted common stock, the outstanding principal and interest of the Convertible Note shall be paid by the Company by issuing to Seller a number of restricted common shares equal to the adjusted principal and accrued interest owing on the Convertible Note divided by $2.41.  It is the intent of Craven to convert the Convertible Note into shares of our common stock.

Liquidity Outlook

The Company has experienced operating losses over the past 3 years (2016, 2017 and 2018) with cumulative losses of approximately $11.5 million as a result of declining revenues and high expenses due to a number of factors.  These losses resulted in the usage of all cash proceeds from the Company’s initial public offering in 2015.  The Company successfully raised net proceeds of $5.4 million through a secondary public offering on October 30, 2018.

The Company has experienced significant operating losses over the past 3 years (2016 through 2018) with cumulative losses of approximately $11,490,000. These losses resulted in the usage of all cash proceeds from the Company’s initial public offering in 2015.

The Company was able to settle the $4,720,860 promissory note that had been due in April 2018 along with accrued interest and other costs with its primary creditor in exchange for 2,953,189 common shares and repay its other outstanding promissory note of $717,500 during the twelve months ended December 31, 2017.  After the Company was able to stabilize its business, it successfully raised $5.4 million through a secondary public offering on October 30, 2018.)  Under a purchase agreement dated January 16, 2019, the Company owes Craven $3,582,613 which may be converted into common stock or paid in cash by January 15, 2020.  Craven’s intent is to convert the note into common shares and has agreed to extend repayment 12 months from April 15, 2019.

We believe that we have enough cash to mitigate the substantial doubt raised by our recent operating losses and satisfy our estimated liquidity needs for the 12 months from the issuance of these financial statements and avoid any substantial doubt about the Company’s ability to continue as a going concern.  However, we cannot predict, with certainty, the outcome of our actions to generate liquidity, including the availability of additional debt financing, or whether such actions would generate the expected liquidity as currently planned. Additionally, a failure to generate additional liquidity could negatively impact our ability to acquire units.

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

Based on management’s evaluation (in accordance with Exchange Act Rule 13a-15(b)), our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2018, due to the weakness in internal control over financial reporting described below, our disclosure controls and procedures are not designed at a reasonable assurance level or effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As discussed below, we plan on increasing the size of our accounting staff at the appropriate time for our business and its size to ameliorate our auditor’s concern that the Company does not effectively segregate certain accounting duties, which we believe would resolve the material weakness in internal control over financial reporting and similarly improve disclosure controls and procedures, but there can be no assurances as to the timing of any such action or that the Company will be able to do so.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. Based on that assessment, our management determined that, as of December 31, 2018, the Company’s internal control over financial reporting was not effective for the purposes for which it is intended. Specifically, management’s determination was based on the following material weaknesses which existed as of December 31, 2018.

During 2017 to the present, the number of full time employees at the Company declined from 19 to 9. The Company has not expanded its accounting and finance staff since that time. During both 2017 and 2018, the Company did not effectively segregate certain accounting duties due to the small size of its remaining accounting staff. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Notwithstanding the determination that our internal control over financial reporting was not effective, as of December 31, 2018, and that there was a material weakness as identified in this Annual Report, we believe that our consolidated financial statements contained in this Annual Report fairly present our financial position, results of operations and cash flows for the years covered hereby in all material respects.

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

Changes in Control Over Financial Reporting.

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Although we plan to increase the size of our accounting staff at the appropriate time for our business and its size to ameliorate our auditor’s concern that the Company does not effectively segregate certain accounting duties, there can be no assurances as to the timing of any such action or that the Company will be able to do so.

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

Class I Directors (Terms expiring in 2019)

Bruce M. Rodgers. Mr. Rodgers, age 55, serves as the Chairman of the Board of Directors, Chief Executive Officer and President of the company. Prior to that Mr. Rodgers owned Business Law Group, P.A. (“BLG”) and served as counsel to the founders of LM Funding, LLC (“LMF”).  Mr. Rodgers was instrumental in developing the company’s business model prior to inception.  Mr. Rodgers transferred his interest in BLG to attorneys within the firm by means of redemption of such interest in BLG prior to the company going public in 2015.  Mr. Rodgers is a former business transactions attorney and was an associate of Macfarlane, Ferguson, & McMullen, P.A. from 1991 to 1995 and a partner from 1995-1998 and was an equity partner of Foley & Lardner LLP from 1998 to 2003. Originally from Bowling Green, Kentucky, Mr. Rodgers holds an engineering degree from Vanderbilt University (1985) and a Juris Doctor, with honors, from the University of Florida (1991). Mr. Rodgers also served as an officer in the United States Navy from 1985-1989 rising to the rank of Lieutenant, Surface Warfare Officer. Mr. Rodgers is a member of the Florida Bar and holds an AV-Preeminent rating from Martindale Hubbell.

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

Carollinn Gould. Ms. Gould, age 55, co-founded LMF in January 2008, and currently serves as Vice President—General Manager, Secretary and a director of the company. Prior to joining LMF, Ms. Gould owned and operated a recruiting company specializing in the placement of financial services personnel. Prior to that, Ms. Gould worked at Outback Steakhouse (NYSE: OSI ) (“OSI”) where she opened the first restaurant in 1989 and finished her career at OSI in 2006 as shared services controller for over 1,000 restaurants. Ms. Gould holds a Bachelor’s Degree in Business Management from Nova Southeastern University.

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

Class II Directors (Terms expiring in 2020)

Douglas I. McCree. Mr. McCree, age 53, has served as a director of the company since its initial public offering in October 2015. Mr. McCree has been with First Housing Development Corporation of Florida (“First Housing”) since 2000 and has served as its Chief Executive Officer since 2004. From 1987 through 2000, Mr. McCree held various positions with Bank of America, N.A. including Senior Vice President—Affordable Housing Lending. Mr. McCree serves on numerous professional and civic boards. He received a B.S. from Vanderbilt University majoring in economics. Mr. McCree brings to the Board of Directors many years of banking experience and a strong perspective on public company operational requirements from his experience as Chief Executive Officer of First Housing.

Joel E. Rodgers, Sr. Mr. Rodgers, age 81, has served as a director of the company since its initial public offering in October 2015.  Mr. Rodgers has been Vice President of Allied Signal, Inc. (1987-1992) and CEO of Baron Blakeslee, Inc. (1985-1987). Since 1995 Mr. Rodgers has served as a part-time Professor at Nova Southeastern University teaching finance, statistics, marketing, operations, and strategy. He has published numerous articles dealing with empowerment and corporate leadership. Mr. Rodgers represented the United States State Department in China, Mexico and Brazil in negotiations regarding the Montreal Protocol which dealt with limiting fluorocarbon discharge. Mr. Rodgers’ civic work extends to service on the library, hospital, and municipal utility boards of Bowling Green, Kentucky. Mr. Rodgers holds a Doctorate of Business Administration from Nova Southeastern University, a Masters of Business Administration from University of Kentucky, a B.S. in Mechanical Engineering from University of New Mexico and was a University of Illinois PhD candidate. He brings to our Board of Directors a lifetime of management, finance and marketing experience as well as an academic career of study in each.

Class III Directors (Terms expiring in 2021)

Martin A. Traber. Mr. Traber, age 73, has served as a director of the company since its initial public offering in October 2015. From 1994 until 2016, Mr. Traber was a partner of Foley & Lardner LLP, in Tampa, Florida, representing clients in securities law matters and corporate transactions from 2017 to present, Mr. Traber has served as Chairman of Skyway Capital markets, LLC. Mr. Traber is a founder of NorthStar Bank in Tampa, Florida and from 2007 to 2011 served as a member of the Board of Directors of that institution. Mr. Traber served on the Board of Directors of JHS Capital Holdings, Tampa, Florida and on the Advisory Board of Platinum Bank, Tampa, Florida. From 2012 to 2013, he served on the Board of Directors of Exeter Trust Company, Portsmouth, New Hampshire. Mr. Traber holds a Bachelor of Arts and a Juris Doctor from Indiana University.

Mr. Traber served as a director on the Board of Directors of HCI Group, Inc., a New York Stock Exchange listed company headquartered in Tampa, Florida, primarily engaged in the homeowners’ insurance business (NYSE: HCI) (“HCI”) from its inception to May 2018.

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

Andrew L. Graham. Mr. Graham, age 61, has served as a director of the company since its initial public offering in October 2015. Since June 2008, Mr. Graham has served as Vice President, General Counsel and Secretary of HCI Group, Inc. (NYSE:HCI). From 1999 to 2007, Mr. Graham served in various capacities, including as General Counsel, for Trinsic, Inc. (previously named Z-Tel Technologies, Inc.), a publicly-held provider of communications services headquartered in Tampa, Florida. Since 2011, Mr. Graham has served on the Internal Audit Committee of Hillsborough County, Florida. From 2007 to 2011, he served on the Board of Trustees of Hillsborough Community College, a state institution serving over 45,000 students annually. Mr. Graham holds a Bachelor of Science, major in Accounting, from Florida State University and a Juris Doctor, as well as a Master of Laws (L.L.M.) in Taxation, from the University of Florida College of Law. Mr. Graham was licensed in Florida as a Certified Public Accountant from 1982 to 2001. As a Certified Public Accountant, he audited, reviewed and compiled financial statements and prepared tax returns. Mr. Graham’s experience serving as general counsel to publicly-held companies brings to our Board of Directors a comprehensive understanding of public company operations, financial reporting, disclosure, and corporate governance, as well as perspective regarding potential acquisitions. With his accounting education and experience, he also brings a sophisticated understanding of accounting principles, auditing standards, internal accounting control and financial presentation and analysis.

Frederick Mills. Mr. Mills, age 61, has been a partner with the law firm Morrison & Mills, PA  since 1989, a Tampa, Florida law firm that focuses on business law.  Mr. Mills is also a founder and board member of Apex Labs, Inc (toxicology lab in Tampa, FL). Mr. Mills serves on numerous professional and civic boards. He received a B.S. from the University of Florida majoring in accounting and received a J.D. from the University of Florida.    Mr. Mills will bring to the Board of Directors many years of business and financial experience from his past experience as a founding board member and Audit Committee Chairman for Nature Coast Bank (OTCQB:NCBF), which was a publicly-held company, and his business law practice.

Arrangements as to Selection and Nomination of Directors

We are aware of no arrangements as to the selection and nomination of directors.

Audit Committee

The company has a separately-designated standing audit committee established in accordance with the Securities and Exchange Act of 1934.  The audit committee is composed of three members: Andrew Graham, its chairman, Frederick Mills and Douglas I. McCree. The Board of Directors has determined that Mr. Graham is an audit committee financial expert.

Executive Officers

The following table provides information with respect to our executive officers as of April 2, 2018:

Name	Age	Title
Bruce M. Rodgers	55	Chairman, Chief Executive Office and President
Richard Russell	58	Chief Financial Officer
Ryan Duran	34	Vice-President of Operations

Bruce M. Rodgers.  See biography above.

Richard Russell. Mr. Russell, age 58, has served as Chief Financial Officer of the company since November 2017. Since 2016 Mr. Russell provided financial and accounting consulting services with a focus on technical and external reporting, internal auditing, mergers & acquisitions, risk management and interim CFO and controller services.  Mr. Russell also served as Chief Financial Officer for Mission Health from 2013 to 2016 and before that, Mr. Russell served in a variety of roles for Cott Corporation from 2007 to 2013 including Senior Director Finance, Senior Director of Internal Auditing and Assistant Corporate Controller.  Mr. Russell’s extensive professional experience with public companies includes his position as Director of Financial Reporting and Internal Controls for Quality Distribution and as Danka’s Director of Reporting from 2001 – 2004.  Mr. Russell also holds the following positions: Chief Executive Officer and Chief Financial Officer of Omega Brands Inc. which is an inactive public shell company and Chief Financial Officer of Generation Income Properties Inc. which is an emerging real estate company.  Mr. Russell earned his bachelor of science in accounting and a master’s in tax accounting from the University of Alabama, a bachelor of arts in international studies from the University of South Florida and a master’s in business administration from the University of Tampa.

Ryan Duran. Mr. Duran, age 34, currently serves as Vice President of Operations of the company and joined the company in March 2015.  Prior to joining the company, Mr. Duran served as Operations Manager of Business Law Group, since 2008. Mr. Duran holds a Bachelor’s Degree in Real Estate and Finance from Florida State University.

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

Item 11. Executive Compensation.

Summary Compensation Table

The following table provides summary information concerning compensation for services rendered in all capacities awarded to, earned by or paid to our named executive officers during the years ended December 31, 2018 and 2017. The table does not include compensation for 2017 for each named executive officer if such officer was not employed by the company in 2018.

				Stock	Option		All Other
	Fiscal	Salary	Bonus	Awards	Awards		Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)		($)(5)	($)
Bruce Rodgers	2018	$269,500	$—	$—	$—		$3,541	$273,041
Chairman and CEO	2017	269,500	—	—	—		1,593	271,093
Richard Russell (1), (2)	2018	180,000	135,000	—	26,309	(1)	20,759	362,068
Chief Financial Officer	2017	9,691	—	—	5,800	(2)	1,177	16,668
Ryan Duran (3)	2018	132,500	—	—	8,769	(3)	19,718	160,988
Vice President of Operations	2017	101,385	108	—	—		7,062	108,556
R. Dean Akers (4)	2018	28,000	—	—	—		3,472	31,472
Former COO	2017	140,000	—	—	—		21,624	161,624

(1)

(1)Includes an option to purchase 7,500 shares of common stock granted to Mr. Russell on May 29, 2018. The option has an exercise price of $10.00 per share and expires on May 29, 2028. The option vests fully in three equal annual installments on May 29, 2019, November 29, 2020 and November 29, 2021.

(2)Includes an option to purchase 2,500 shares of common stock granted to Mr. Russell on November 29, 2017. The option has an exercise price of $125.00 per share and expires on November 29, 2027. The option vests fully in three equal annual installments on November 29, 2018, November 29, 2019 and November 29, 2020.

(3)Includes an option to purchase 2,500 shares of common stock granted to Mr. Duran on May 29, 2018. The option has an exercise price of $10.00 per share and expires on May 29, 2028. The option vests fully in three equal annual installments on May 29, 2019, November 29, 2020 and November 29, 2021.

(4)Mr. Akers resigned from the company effective February 28, 2018. The Option Award includes an option to purchase 2,500 shares of common stock granted to Mr. Akers on May 10, 2016. The option has an exercise price of $125.00 per share and expires on May 9, 2026. The option vests fully in three equal annual installments on May 9, 2017, May 9, 2018 and May 9, 2019. The option was forfeited upon non-exercise 60 days after termination.

(5)These amounts consist of: health insurance premiums paid by the company in excess of non-executive contribution and auto allowance.

		Health
		Insurance	Auto
		Premiums	Allowance
Name	Year	($)	($)	Total ($)
Bruce Rodgers	2018	$3,541	$—	$3,541
	2017	1,593	—	1,593
Richard Russell	2018	20,759	—	20,759
	2017	1,177	—	1,177
Ryan Duran	2018	19,718	—	19,718
	2017	7,062	—	7,062
R. Dean Akers	2018	1,972	1,500	3,472
	2017	14,124	7,500	21,624

 Employment Agreements

Certain executives’ compensation and other arrangements are set forth in employment agreements. These employment agreements are described below.

Bruce M. Rodgers. On October 22, 2015, we entered into an employment agreement with Mr. Bruce M. Rodgers, our Chief Executive Officer. A cost-cutting initiative was implemented by the company on August 31, 2016.  The employment agreement was subsequently amended to reduce Mr. Rodgers’ annual compensation to $269,500 but effective April 15, 2019 his employment agreement was amended to revert his annual base salary back to the amount originally set forth in the employment which was $385,000.  The employment agreement states that he may be granted annual bonuses at the discretion of the Board of Directors. Mr.

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

Richard Russell. On November 29, 2017, we entered into an employment agreement with Mr. Richard Russell, our Chief Financial Officer. Mr. Russell receives a base salary of $180,000 per year, subject to possible merit increases, but effective April 15, 2019 he employment agreement was amended to increase his compensation to $200,000.  In addition, Mr. Russell is eligible to receive an annual bonus and long-term incentive awards as determined by the Company’s Board of Directors and is eligible to participate in any equity incentive plan, stock option plan, or similar plan adopted by the Company. . The term of Mr. Russell’s agreement is for one year and is automatically renewed each year unless terminated for “cause”, as defined in the employment agreement. The agreement provides that if we terminate Mr. Russel’s employment without cause then he will be entitled to severance compensation in the amount of his base salary for the 24 month period following the date of termination.  The agreement provides that Mr. Russell will only be entitled to the unpaid base salary owning to him up through and including the date of termination if he (a) is terminated due to death or disability, (b) is terminated by company for cause, or (c) he chooses to terminate his employment.  Mr. Russell’s employment agreement contains certain non-competition covenants and confidentiality provisions.

On November 29, 2017, Mr. Russell received stock options to purchase 2,500 shares of our common stock under the Company’s 2015 Omnibus Incentive Plan (“Plan”) at a price equal to $125.00 per share.  These stock options vest over a three-year period in equal annual installments beginning on the one-year anniversary of the grant date.  Additional grants under the Plan may be made to Mr. Russell based upon an evaluation of his performance by the Company’s Board of Directors.

Ryan Duran. In March 2015 we entered into an employment agreement with Mr. Ryan Duran, our Vice President of Operations.  Effective February 15, 2019, Mr. Duran’s current compensation was increased to $150,000.

On January 1, 2016, Mr. Duran was awarded an option grant for 413 shares of our common stock at an exercise price of $100.00 per share.  This option grant was fully vested upon issuance.

Outstanding Equity Awards at 2018 Fiscal Year-End

The following table provides information on exercisable and unexercisable options and unvested stock awards held by the named executive officers on December 31, 2018.

	Option Awards
	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised		Option
	Options	Options		Exercise	Option
	(#)	(#)		Price	Expiration
Name	Exercisable	Unexercisable		($)	Date
Bruce Rodgers	—	—		$—	—

Richard Russell	833	1,667		$125.00	11/29/2027
Richard Russell	-	7,500	(1)	$10.00	5/29/2028

Ryan Duran	413	—		$100.00	1/2/2026
Ryan Duran	-	2,500	(1)	$10.00	5/29/2028

(1)	One third of the options vest on May 29, 2019 which is within 60 days of the record date.

Director Compensation

The compensation of our non-employee directors is determined by the Board of Directors which solicits a recommendation from the compensation committee.

Directors who are employees of the company do not receive any additional compensation for their service as directors.  During 2018 and 2017, the company’s non-employee directors were not awarded any fees.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The table below sets forth information with respect to shares of common stock that may be issued under our 2015 Omnibus Incentive Plan, as of December 31, 2018:

Equity Compensation Plan Information
	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	19,300	$60.51	40,700
Equity compensation plans not approved by security holders	—	$—	—

Ownership of Securities

The following table sets forth information regarding the beneficial ownership of our common stock as of March 29, 2019 by:

•	each person who is known by us to beneficially own more than 5% of our outstanding common stock,
•	each of our directors and named executive officers, and
•	all directors and executive officers as a group.

The number and percentage of shares beneficially owned are based on 3,124,961 common shares outstanding as of March 29, 2019. Information with respect to beneficial ownership has been furnished by each director, officer or beneficial owner of more than 5% of our common stock. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, which generally require that the individual have voting or investment power with respect to the shares. In computing the number of shares beneficially owned by an individual listed below and the percentage ownership of that individual, shares underlying options, warrants and convertible securities held by each individual that are exercisable or convertible within 60 days of March 29, 2019, are deemed owned and outstanding, but are not deemed outstanding for computing the percentage ownership of any other individual. Except as otherwise indicated in the footnotes to this table, or as required by applicable community property laws, all individuals listed have sole voting and investment power for all shares shown as beneficially owned by them. Unless otherwise indicated in the footnotes, the address for each principal shareholder is LM Funding America, Inc., 302 Knights Run Avenue, Suite 1000, Tampa, Florida 33602.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage
5% Stockholders:	5% Stockholders:	5% Stockholders:
Craven House Capital North America Inc.	1,288,496	34.1%
Carol Linn Gould Revocable Trust (1)	116,183	3.1%
Bruce M. Rodgers Revocable Trust (1)	116,183	3.1%

Executive Officers and Directors
Mark Pajak	1,288,496	34.1%
Bruce M. Rodgers (2)	238,433	6.3%
Carollinn Gould (2)	238,433	6.3%
Douglas I. McCree (3)	2,050	*
Joel E. Rodgers, Sr. (4)	700	*
Fred Mills (5)	2,600	*
Martin A. Traber (6)	2,600	*
Andrew L. Graham (7)	1,280	*
Richard Russell (9)	3,333	*
Ryan Duran (8)	1,246	*
All Executive Officers and Directors as a Group (10 individuals)	1,779,171	47.1%

*	Represents less than 1% of beneficial ownership
(1)

Includes 648,496 shares of common stock and includes 640,000 shares of common stock issuable upon the exercise of warrants. Does not include shares issuable upon the conversion of a Senior Convertible Note issued by the Company to the stockholder in the aggregate original principal amount of $3,581,982 convertible at a conversion price of $2.41 per share, as the conversion of such note is subject to stockholder approval and is therefore not convertible within 60 days of March 29, 2019.

(2)

Includes 219,124 shares of common stock and 13,242 shares of common stock issuable upon the exercise of warrants held by the two revocable trusts.  Bruce M. Rodgers, Carollinn Gould and their family, including trusts or custodial accounts of minor children of each of Mr. Rodgers and Ms. Gould, own 100% of the outstanding membership interests of each trust.

(3)	Includes 648,496 shares of common stock owned by Craven House Capital North America LLC and includes 640,000 shares of common stock issuable upon the exercise of warrants.
(4)

Includes 232,366 shares beneficially owned by Bruce M. Rodgers Revocable Trust and Carol Linn Gould Revocable Trust, 4,417 shares beneficially owned by BRR Holding, LLC, 1,550 shares beneficially owned by Bruce M. Rodgers IRA, and 100 shares beneficially owned by Carollinn Gould IRA, of which 13,242 shares in the case of Bruce M. Rodgers Revocable Trust and Carol Linn Gould Revocable Trust, 150 shares in the case of BRR Holding, LLC and 390 shares in the case of Bruce M. Rodgers IRA are issuable upon the exercise of warrants to purchase shares of common stock. Bruce M. Rodgers is the sole Trustee of the Bruce M. Rodgers Revocable Trust and Carollinn Gould is the sole Trustee of the Carol Linn Gould Revocable Trust.  Bruce M. Rodgers, Carollinn Gould and their family, including trusts or custodial accounts of minor children of each of Mr. Rodgers and Ms. Gould owns 100% of the outstanding membership interests of BRR Holding, LLC, and therefore Mr. Rodgers and Ms. Gould may be deemed to have shared voting and investment power for all 236,784 shares owned by both Trusts and BRR Holding, LLC.

(5)

Includes 500 shares of common stock, 500 shares of common stock issuable upon the exercise of warrants at an exercise price of $125.00 and 333 shares of common stock issuable upon the exercise of options at an exercise price of $100.00 that are currently exercisable or become exercisable within 60 days after March 29, 2018. This amount excludes 167 options that are not exercisable 60 days after the record date of March 29, 2019.

(6)

Includes 100 shares of common stock, 100 shares of common stock issuable upon the exercise of warrants at an exercise price of $125.00, and 333 shares of common stock issuable upon the exercise of options at an exercise price of $100.00 that are currently exercisable or become exercisable within 60 days after March 29, 2019. This amount excludes 167 options that are not exercisable 60 days after the record date of March 29, 2019.

(7)	Includes 2,600 shares of common stock.
(8)

Includes 1,100 shares of common stock, 1,000 shares of common stock issuable upon the exercise of warrants at an exercise price of $125.00, and 333 shares of common stock issuable upon the exercise of options at an exercise price of $100.00 that are currently exercisable or become exercisable within 60 days after March 29, 2019. This amount excludes 167 options that are not exercisable 60 days after the record date of March 29, 2019.

(9)

Includes 180 shares of common stock, 600 shares of common stock issuable upon the exercise of warrants at an exercise price of $125.00, and 333 shares of common stock issuable upon the exercise of options at an exercise price of $100.00 that are currently exercisable or become exercisable within 60 days after March 29, 2019. This amount excludes 167 options that are not exercisable 60 days after the record date of March 29, 2019.

(10)

Includes 833 shares of common stock issuable upon the exercise of options at an exercise price of $125.00 that are currently exercisable or become exercisable within 60 days after March 29, 2019, includes 2,500 shares of common stock issuable upon the exercise of options at an exercise price of $10.00 that are currently exercisable or become exercisable within 60 days after March 29, 2019.  This amount excludes 6,667 options that are not exercisable 60 days after the record date of March 29, 2019.

(11)

Includes 413 shares of common stock issuable upon the exercise of options at an exercise price of $125.00 that are currently exercisable or become exercisable within 60 days after April 2, 2018. Includes 833 shares of common stock issuable upon the exercise of options at an exercise price of $10.00 that are currently exercisable or become exercisable within 60 days after March 29, 2019. This amount excludes 1,686 options that are not exercisable 60 days after the record date of March 29, 2019.

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

One of our directors, Martin A. Traber, is a former partner at the law firm of Foley & Lardner LLP retiring in 2016.  Since our inception in 2015, the firm has provided legal representation to us.  During 2018 and 2017, Foley & Lardner LLP billed us approximately $229,000 and $50,000, respectively, which represents less than 1% of Foley & Lardner’s fee revenue. These services were provided on an arm’s-length basis, and paid for at fair market value. We believe that such services were performed on terms at least as favorable to us as those that would have been realized in transactions with unaffiliated entities or individuals.

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

In addition, the members of the audit committee are considered to be “independent directors” pursuant to the definition contained in Rule 5605(a)(2) of the NASDAQ and the criteria for independence set forth in Rule 10A-3(b)(1) of the Commission, and the members of the compensation committee (Frederick Mills, Douglas I. McCree and Martin A. Traber) have been determined to be “independent” within the meaning of the Commission and NASDAQ regulations.

Item 14. Principal Accounting Fees and Services.

The following table sets forth the aggregate fees for services related to the years ended December 31, 2018 and 2017 provided by Malone Bailey, LLP our principal accountants:

	2018	2017
Audit Fees – Malone Bailey, LLP (1)	$123,000	$85,000
Audit Fees – Skoda Minotti & Co. Certified Public Accountants (2)	-	45,000
All Other Fees (3)	34,500	12,500
Total	$157,700	$142,500
(1)

Audit Fees represent fees billed for professional services rendered for the audit of our annual financial statements and review of our quarterly financial statements included in our quarterly reports on Form 10-Q.

(2)	Audit Fees represent fees billed for professional service rendered for the audit of our annual financial statements.
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

Item 16. Form 10-K Summary.

None.

Report of Independent Registered Public Accounting Firm

To the shareholders and board of directors of

LM Funding America, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of LM Funding America, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2018 and December 31, 2017, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and December 31, 2017, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2018.

Houston, Texas

April 16, 2019

LM FUNDING AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,		December 31,
	2018		2017
Assets
Cash	$3,520,753		$590,394
Finance receivables:
Original product (Note 2)	425,012		637,937
Special product - New Neighbor Guaranty program, net of allowance for credit losses of (Note 3)	237,043		339,471
Due from related party (Note 10)	25,507		-
Prepaid expenses and other assets	155,420		101,339
Fixed assets, net	33,818		69,505
Real estate assets owned (Note 5)	122,604		196,707
Other assets	32,036		32,964
Other investments	1,507,375		-

Total assets	$6,059,568		$1,968,317

Liabilities and stockholders' equity
Notes payable, net of unamortized debt issuance costs (Note 6)	42,875	#	39,028
Accounts payable and accrued expenses	188,354	#	477,953
Accrued loss litigation settlement	-	#	505,000
Other liabilities and obligations	19,690	#	49,353
Total liabilities	250,919		1,071,334

Stockholders' equity (Note 9)
Common stock, par value $.001; 30,000,000 shares authorized as of December 31, 2018 and 10,000,000 shares authorized as of December 31, 2017; 3,124,961 and 625,318 shares issued and outstanding as of December 31, 2018 and December 31, 2017, respectively	3,125		625
Additional paid-in capital	17,295,408		11,914,083
Accumulated deficit	(11,489,884)		(11,017,725)
Total stockholders' equity	5,808,649		896,983
Total liabilities and stockholders’ equity	$6,059,568		$1,968,317

The accompanying notes are an integral part of these consolidated financial statements.

LM FUNDING AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2018	2017
Revenues
Interest on delinquent association fees	$2,084,287	$2,935,517
Administrative and late fees	230,756	259,653
Recoveries in excess of cost - special product	118,540	172,884
Underwriting fees and other revenues	246,904	286,435
Rental revenue	709,050	737,490
Total revenues	3,389,537	4,391,979

Operating expenses
Staff costs & payroll	1,374,129	1,887,830
Professional fees	1,331,482	2,459,888
Settlement costs with associations	40,027	269,576
Selling, general and administrative	323,030	810,281
Real estate management and disposal	627,384	551,708
Depreciation and amortization	68,263	95,447
Collection costs	19,025	228,763
Bad debt allowance - related party	-	1,408,589
Provision for credit losses	581	141,286
Other operating	17,964	10,364
Total operating expenses	3,801,885	7,863,732

Operating loss	(412,348)	(3,471,753)

(Gain) Loss on litigation	(405,000)	505,000
Loss on settlement of debt exchange	-	604,779
Interest expense	464,811	614,111
Total other expenses	59,811	1,723,890

Loss before income taxes	(472,159)	(5,195,643)

Income tax benefit	-	3,431,536

Net loss to common stockholders	$(472,159)	$(8,627,179)

Loss per common share attributable to the stockholders of LM Funding America, Inc.
Basic	$(0.47)	$(25.68)
Diluted	$(0.47)	$(25.68)
Weighted average number of common shares outstanding
Basic	996,710	335,997
Diluted	996,710	335,997

The accompanying notes are an integral part of these consolidated financial statements.

LM FUNDING AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECMEBER 31, 2018 AND 2017

	Common Stock
	Shares	Amount	Additional paid-in capital	Accumulated Deficit	Total Equity
Balance - December 31, 2016	330,000	$330	$6,559,674	$(2,390,546)	$4,169,458
Stock issuance for settlement of debt	295,318	295	5,325,344	-	5,325,639
Stock option expense	-	-	29,065	-	29,065
Net loss	-	-	-	(8,627,179)	(8,627,179)
Balance - December 31, 2017	625,318	625	11,914,083	(11,017,725)	896,983
Stock issuance for cash	2,500,000	2,500	5,203,773	-	5,206,273
Stock option expense	-	-	24,770	-	24,770
Warrants issued with debt	-	-	154,676	-	154,676
Purchase of fractional common shares	(357)	-	(1,894)		(1,894)
Net loss	-	-	-	(472,159)	(472,159)
Balance - December 31, 2018	3,124,961	$3,125	$17,295,408	$(11,489,884)	$5,808,649

The accompanying notes are an integral part of these consolidated financial statements.

LM FUNDING AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(472,159)	(8,627,179)

Adjustments to reconcile net loss to cash used in operating activities
Depreciation	$68,263	$95,447
Warrants issued with debt amortization	154,676	—
Stock compensation	24,770	29,065
Amortization of debt issuance costs	291,760	99,396
Interest settled with common shares	—	180,585
Reserve for uncollectible related party receivables	—	1,408,589
Credit loss reserves, net	—	88,571
Loss settlement of debt	—	604,779
(Gain) loss on litigation	(405,000)	505,000
Write-off of deferred tax asset, net	—	3,431,536
Interest income	(7,375)	—

Change in operating assets and liabilities:
Increase in prepaid expenses and other assets	31,517	147,491
Advances (repayments) to related party	(25,507)	252,771
Decrease in accounts payable and accrued expenses	(389,599)	(15,735)
Decrease in other liabilities and obligations	(29,663)	(10,814)

Net cash used in operating activities	(758,317)	(1,810,498)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net collections of finance receivables - original product	212,925	256,610
Net collections of finance receivables - special product	102,428	152,126
Capital expenditures	—	(8,673)
Investment in note receivable	(1,500,000)	—
Payments for real estate assets owned	41,527	491,677
Net cash (used in) provided by investing activities	(1,143,120)	891,740
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net of issuance cost	5,206,273	—
Proceeds from borrowings	500,000	—
Debt issuance costs	(291,760)	—
Principal repayments	(580,823)	(759,028)
Purchase of fractional common shares	(1,894)	—
Net cash provided by (used in) financing activities	4,831,796	(759,028)
NET INCREASE (DECREASE) IN CASH	2,930,359	(1,677,786)
CASH - BEGINNING OF YEAR	590,394	2,268,180
CASH - END OF YEAR	$3,520,753	$590,394

SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION
Cash paid for interest	29,401	334,962
Cash paid for income taxes	—	—
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Debt discount on issuance of warrants	154,676	—
Insurance financing	84,670	78,056

 The accompanying notes are an integral part of these consolidated financial statements.

LM FUNDING AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS DECEMBER 31, 2018 AND 2017

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

The Company acquired IIU, Inc. on January 15, 2019 (IIU, Inc), which provides global medical insurance products for international travelers, specializing in policies covering high-risk destinations, emerging markets and foreign travelers coming to the United States. All policies are fully underwritten with no claim risk remaining with IIU Inc.

We are a diversified business with two focuses:

•

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

•

specialty health insurance broker (IIU, Inc) that was purchased on January 15, 2019, which provides global medical insurance products for international travelers, specializing in policies covering high-risk destinations, emerging markets and foreign travelers coming to the United States. All policies are fully underwritten with no claim risk remaining with IIU Inc.

Specialty Finance

The Company has a specialty finance company that provides funding principally to community associations that are almost exclusively located in Florida. The business of the Company is conducted pursuant to relevant state statutes (the “Statutes”), principally Florida Statute 718.116. The Statutes provide each community association lien rights to secure payment from unit owners (property owners) for assessments, interest, administrative late fees, reasonable attorneys’ fees, and collection costs. In addition, the lien rights granted under the Statutes are given a higher priority (a “Super Lien”) than all other lien holders except property tax liens. The Company provides funding to associations for their delinquent assessments from property owners in exchange for an assignment of the association’s right to collect proceeds pursuant to the Statutes. The Company derives its revenues from the proceeds of association collections.

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

LM FUNDING AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Specialty Health Insurance

Our subsidiary IIU Inc. (“IIU”) through its wholly owned company Wallach and Company (“Wallach”) offers health insurance, travel insurance and other travel services to:

•	United States citizens and residents traveling abroad
•	Non United States citizens or residents who travel to the United States

These services are typically sold through a policy offered by Wallach and fully underwritten by a third party insurance company.  The policies offered include:

•	HealthCare Abroad - Short term medical insurance, medical evacuation and international assistance for Americans traveling overseas. There is an age limit of 84 years old.
•

HealthCAre Global – up to 6 months coverage for Americans traveling abroad and foreign nationals traveling outside their home countries to destinations other than the United States.  There is an age limit of 70 years old.

•	HealthCare America – up to 90 days coverage for foreign nationals visiting the United States. There is an age limit of 70 years old.
•	HealthCare International – International medical insurance & assistance for persons living outside their home country. There is an age limit of 70 years old.
•

HealthCare War – up to 6 months coverage for Americans traveling abroad and foreign nationals traveling outside their home countries to identified war risk areas.  There is an age limit of 70 years old.

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

LM FUNDING AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition

Accounting Standards Codification (“ASC”) 605-10-25-1 of the Financial Accounting Standards Board (“FASB”) states revenues are realized or realizable when related assets received or held are readily convertible into known amounts of cash. In those cases where there is no reasonable basis for estimating the “known amount” of cash to be collected, the cash basis or cost recovery method of recognizing revenues may be used. The Company provides funding to community associations by purchasing their rights under delinquent accounts from unpaid assessments due from property owners (the “accounts”). Collections on the accounts may vary greatly in both the timing and amount ultimately recovered compared with the total revenues earned on the accounts because of a variety of economic and social factors affecting the real estate environment in general. The Company has determined that the known amount of cash to be realized or realizable on its revenue generating activities cannot be reasonably estimated and as such, classifies its finance receivables as nonaccrual and recognizes revenues in the accompanying statements of income on the cash basis or cost recovery method in accordance with ASC 310-10, Receivables. The Company recognized revenue in 2017 pursuant to ASC 605 while recognizing revenue in 2018 pursuant to ASC 606.

Accounting Standards Codification (“ASC”) 606 of the Financial Accounting Standards Board (“FASB”) states an entity needs to conclude at the inception of the contract that collectability of the consideration to which it will be entitled in exchange for the goods and services that will be transferred to the customer is probable. That is, in some circumstances, an entity may not need to assess its ability to collect all of the consideration in the contract. The Company provides funding to community associations by purchasing their rights under delinquent accounts from unpaid assessments due from property owners (the “accounts”). Collections on the accounts may vary greatly in both the timing and amount ultimately recovered compared with the total revenues earned on the accounts because of a variety of economic and social factors affecting the real estate environment in general. The Company’s contracts with its customers have very specific performance obligations.  The Company has determined that the known amount of cash to be realized or realizable on its revenue generating activities cannot be reasonably estimated.  The Company determined rental income from leasing arrangements is specifically excluded from the standard.  The Company analyzed its remaining revenue streams and concluded there were no changes in revenue recognition with the adoption of the new standard.

Under both ASC 605 and ASC 606, the Company applies the cash basis method to its original product and the cost recovery method to its special product as follows:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Under the New Neighbor Guaranty program (special product), the Company funds amounts in excess of the Super Lien Amount. When evaluating the carrying value of its finance receivables, the Company looks at the likelihood of future cash flows based on historical payoffs, the fair value of the underlying real estate, the general condition of the community association in which the unit exists, and the general economic real estate environment in the local area. The Company estimated an allowance for credit losses for this program of $40,758  and $51,230 as of December 31, 2018 and December 31, 2017 under ASC 450-20 related to its New Neighbor Guaranty program.

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

Investment in Note Receivable

On November 2, 2018, the Company entered into a Securities Purchase Agreement with IIU Inc. (“IIU”), pursuant to which IIU issued to the Company a Senior Convertible Promissory Note (“IIU Note”) in the original principal amount of $1,500,000 in exchange for a purchase price of $1,500,000.  The maturity date of the Note is 360 dates after the date of issuance (subject to acceleration upon an event of default).  The Note carries a 3.0% interest rate, with accrued but unpaid interest being payable on the Note’s maturity date.

The IIU Note allows the Company the right on or after the maturity date to convert any unpaid principal and accrued and unpaid interest of the IIU Note into shares of IIU based on a conversion amount which is the fair value of the common shares of IIU at the time. The Company subsequently purchased 100% of the outstanding stock of IIU for $5,075,000 (see Note 13).

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

The Company capitalizes costs incurred to acquire real estate owned properties and any costs incurred to get the units in a condition to be rented.  These costs include, but are not limited to, renovation/rehabilitation costs, legal costs, and delinquent taxes.  These costs

LM FUNDING AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

are depreciated over the estimated minimum time period the Company expects to maintain possession of the units.  Costs incurred for unencumbered units are depreciated over 20 years and costs for units subject to a first mortgage are depreciated over 3 years.  As of December 31, 2018 and 2017, capitalized real estate costs, net of accumulated depreciation, were $122,604 and $196,707, respectively.  During the years ended December 31, 2018 and 2017, depreciation expense was $45,577 and $46,342, respectively.

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

Fixed Assets

The Company capitalizes all acquisitions of fixed assets in excess of $500. Fixed assets are stated at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the assets. Fixed assets are comprised of furniture, computer and office equipment with an assigned useful life of 3 to 5 years. Fixed assets also includes capitalized software costs. Capitalized software costs include costs to develop software to be used solely to meet the Company’s internal needs, consist of employee salaries and benefits and fees paid to outside consultants during the application development stage, and are amortized over their estimated useful life of 5 years. As of December 31, 2018 and December 31, 2017, capitalized software costs, net of accumulated amortization, was $21,951 and $45,210, respectively. Amortization expense for capitalized software costs for the periods ended December 31, 2018 and December 31, 2017 was $23,259.

Debt Issue Costs

The Company capitalizes all debt issue costs and amortizes them on a method that approximates the effective interest method over the remaining term of the note payable. Unamortized debt issue costs of $0 at December 31, 2018 and $0 at December 31, 2017 are presented in the accompanying condensed consolidated balance sheets as a direct deduction from the carrying amount of that debt liability in accordance with Accounting Standards Update (“ASU”) 2015-03. The Company incurred $291,760 of debt issue costs during the year ended December 31, 2018.

Debt Discount

On April 2, 2018, the Company entered into a Securities Purchase Agreement (the “SPA”) with a New York-based family office (“Investor”), which was subsequently amended (see Note 13. Subsequent Events), pursuant to which the Company issued to Investor a Senior Convertible Promissory Note (“Note”) in the original principal amount of $500,000 in exchange for a purchase price of $500,000.  The maturity date of the Note is six months after the date of issuance (subject to acceleration upon an event of default). The Note carries a 10.5% interest rate, with accrued but unpaid interest being payable on the Note’s maturity date.  Investor was also issued pursuant to the SPA five- year warrants exercisable at the closing per share bid price on April 2, 2018 to purchase 40,000 shares of the Company’s common stock (the “Warrants”) (see Note 6. Long Term Debt).

The 40,000 warrants were valued on the grant date at approximately $3.87 per warrant or a total relative fair value of $154,676 using a Black-Scholes option pricing model with the following assumptions: stock price of $7.40 per share (based on the quoted trading price on the date of grant), volatility of 100.6%, expected term of 5 years, and a risk-free interest rate of 2.55%. The relative fair value of the warrants ($154,676) was treated as a debt discount that is being amortized over 6 months.  The amortization of the discount is recognized as interest expense of which $154,676 was recognized for the year ended December 31, 2018.

LM FUNDING AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Settlement Costs with Associations

Community associations working with the Company will at times incur costs in connection with litigation initiated by the Company against property owners and or mortgage holders. These costs include settlement agreements whereby the community association agrees to pay some monetary compensation to the opposing party or judgments against the community associations for fees of opposing legal counsel or other damages awarded by the courts. The Company indemnifies the community association for these costs pursuant to the provisions of the agreement between the Company and the community association. Costs incurred by the Company for these indemnification obligations for the year ended December 31, 2018 and 2017 were $40,027 and $269,576, respectively. The Company does not limit its indemnification based on amounts ultimately collected from property owners.

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

Under ASC 740-10-30-5, Income Taxes, deferred tax assets should be reduced by a valuation allowance if, based on the weight of available evidence, it is more-likely-than-not (i.e., a likelihood of more than 50%) that some portion or all of the deferred tax assets will not be realized. The Company considers all positive and negative evidence available in determining the potential realization of deferred tax assets including, primarily, the recent history of taxable earnings or losses. Based on operating losses reported by the Company during 2018 and 2017, the Company concluded there was not sufficient positive evidence to overcome this recent operating history. As a result, the Company believes that a valuation allowance is necessary based on the more-likely-than-not threshold noted above. The Company recorded an initial valuation allowance of approximately of $3,620,000 during the year ended December 31, 2017 equal to its deferred tax asset as of December 31, 2017. The valuation allowance was subsequently reduced to reflect the decrease in deferred tax assets resulting from the tax act of 2017. During the year ended December 31, 2018, the Company decreased the valuation allowance to $3,204,036 to reflect a change in deferred tax assets.

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

The Company issued 2,500,000 shares at various times during the month of November 2018 and has weighted average these new shares in calculating loss per share.

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

Diluted loss per share for the period equals basic loss per share as the effect of any stock based compensation awards or stock warrants would be anti-dilutive.  The anti-dilutive stock based compensation awards consisted of:

	For the years ended December 31
	2018	2017
Stock Options	19,300	11,290
Stock Warrants – number of shares to purchase	2,763,387	120,000

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

Related Party

ASC 850 - Related Party Disclosures requires disclosure of related party transactions and certain common control relationships.  The Company disclosures related party transactions and such transactions are approved by the board of directors. See Note 10.

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

Non-cash Financing and Investing Activities

During the year ended December 31, 2018 and 2017, the Company acquired unencumbered title to certain properties as a result of foreclosure proceedings.  Properties were recorded at fair value less cost to dispose of approximately $0 and $0, respectively.  The fair value of these properties was first applied to recover the Company’s initial investment with any remaining proceeds applied to interest, late fees, and other amounts owed by the property owner.

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

Settlement of Debt – for the year ended December 31, 2017 the Company settled $4,721,000 of principal, accrued interest and other charges by issuing 295,318 common shares.  The Company settled $180,585 of accrued interest through the issuance of shares.

LM FUNDING AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financing of Insurance Premium – the Company financed the purchase of various insurance policies during the year ended December 31, 2018 and 2017 using a $85,000 and $78,000 financing agreement.

Recently Adopted Accounting Pronouncements

In May 2017, the FASB issued ASU 2017-09, "Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting," which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting pursuant to Topic 718. ASU 2017-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. The amendments in this update are required to be applied prospectively to an award modified on or after the adoption date. This standard becomes effective for the Company as of January 1, 2018. The impact this standard will have on the Company's consolidated financial statements and related disclosures will be dependent on the terms and conditions of any modifications made to share-based awards after January 1, 2018.  The Company did not have any modifications during 2018.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)." This ASU creates a single, comprehensive revenue recognition model for all contracts with customers. The model is based on changes in contract assets (rights to receive consideration) and liabilities (obligations to provide a good or service). Revenue will be recognized based on the satisfaction of performance obligations, which occurs when control of a good or service transfers to a customer and enhanced disclosures will be required regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity's contracts with customers. Either a retrospective or cumulative effect transition method, referred to as the modified retrospective method, is permitted. The impact from the adoption of this standard was immaterial to the consolidated financial statements for the full fiscal year 2018. The Company adopted ASU 2014-09 on January 1, 2018 using the modified retrospective method but did not recognize any cumulative effect of initially applying the new standard as an increase to the opening balance of retained earnings.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)," which requires lessees to recognize right-of-use assets and lease liability, initially measured at present value of the lease payments, on its balance sheet for leases with terms longer than 12 months and classified as either financing or operating leases. ASU 2016-02 requires a modified retrospective transition approach for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, and provides certain practical expedients that companies may elect including those contained in ASU 2018-01, "Leases (Topic 842): Lease Easement Practical Expedient for Transition to Topic 842". This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years with early adoption permitted. The Company has evaluated the impact that the adoption of this ASU will have on its consolidated financial statements and related disclosures and does not expect any significant impact to the Company.

Recent Accounting Pronouncements Not Yet Adopted

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

LM FUNDING AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 2. Finance Receivables – Original Product

The Company’s original funding product provides financing to community associations only up to the secured or “Super Lien Amount” as discussed in Note 1.  Finance receivables for the original product as of December 31, based on the year of funding are approximately as follows:

	2018	2017
Funded during the current year	$79,000	$118,000
1-2 years outstanding	35,000	38,000
2-3 years outstanding	18,000	12,000
3-4 years outstanding	7,000	24,000
Greater than 4 years outstanding	411,000	640,000
	550,000	832,000
Reserve for credit losses	(125,000)	(194,000)
	$425,000	$638,000
Number of active units with delinquent assessments	826	1,162
Amount of outstanding interest and late fees on active units	$11,268,000	$14,600,000

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

As of December 31, 2018, maximum future contingent payments under these arrangements was approximately $249,000.  In prior years, the Company had mitigated the credit risk for these transactions by insuring the payment of a portion of uncollected assessments paid by the Company during 2016 and 2015, (See Note 4 below).

Delinquent assessments and accrued charges under these arrangements as of December 31, are as follows:

	2018	2017
Finance receivables, net	$237,000	$339,000
Delinquent assessments	707,000	1,200,000
Accrued interest and late fees	465,000	728,000
Number of active units with delinquent assessments	58	97

LM FUNDING AMERICA, INC. AND SUBSIDIARIES

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

Credit losses on the NNG product were estimated by the Company and had a remaining balance of approximately $41,000 and $51,000 as of December 31, 2018 and 2017, respectively.

Note 5. Real Estate Assets Owned

Real estate assets owned as reported in the accompanying consolidated balance sheets consist of the fair market value less cost to dispose for those foreclosed units acquired free and clear of any mortgage or other liens plus costs incurred by the Company in excess of original funding on units.  Real estate assets owned (free and clear of any mortgage) at December 31, 2018, and 2017, were approximately $122,600 and $196,700 respectively, consisting of one and two units respectively, at these dates.  The Company acquired none and one new unencumbered units, net of disposals during 2018 and 2017 that were capitalized at fair value less cost to dispose of approximately $0 and $0, respectively.  The fair market value of each unit was first applied to recover the Company’s investment with any remaining proceeds applied next to interest, late fees, legal fees, collection costs, and payable to the association.  Any excess proceeds still remaining were recognized as a gain.

Most units are quitclaimed to the Company without the Company incurring additional cost and are subject to mortgage. Total units within the real estate portfolio at December 31, 2018 and 2017 as a result of foreclosure action were, including those discussed above, 20 and 66, respectively.  During 2018 and 2017, the Company sold twentyseven and eighteen units, respectively, and realized proceeds of approximately $196,000 and $797,000, respectively.  Any proceeds collected are first applied to recover the Company’s investment with any remaining proceeds applied next to interest, late fees, legal fees, collection costs and any amounts due to the community association.  Any excess proceeds still remaining are recognized as gain on sale of real estate assets.  If the future proceeds collected are lower than the Company’s carrying value, then a loss is recognized on the sale.  There was no significant gain or loss on the disposal of real estate assets during 2018 or 2017.  Rental revenues collected in 2018 and 2017 were approximately $513,000 (net of cost recovery of $10,000) and $737,000, respectively (net of cost recovery of $73,000).

As mentioned above, upon a unit being quitclaim deeded to the Company, the Company becomes responsible for current association assessments.  The monthly contingent obligation for assessments due on these units to associations as of December 31, 2018 and 2017 approximates $9,000 and $23,000, respectively.

Note 6. Long-Term Debt and Other Financing Arrangements

	Year ended December 31,
	2018	2017
Financing agreement with FlatIron capital that is unsecured. Down payment of $28,125 was required upfront and equal installment payments of $8,701 to be made over a 10 month period. The note matures May 31, 2019. Annualized interest is 5.99%	$42,875	$-

Financing agreement with FlatIron capital that is unsecured. Down payment of $16,500 was required upfront and equal installment payments of $9,610 to be made over a 10 month period. The note matures May 31, 2018. Annualized interest is 5.25%	-	39,028

	$42,875	$39,028

LM FUNDING AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On October 5, 2018, the Company exercised its right to terminate the Purchase Agreement originally entered into on April 2, 2018 with the Investor. The Company also repaid the $500,000 note and accrued interest on October 5, 2018. The Company paid the $200,000 Commitment Fee on November 2, 2018.

Minimum required principal payments on the Company’s debt as of December 31, 2018 are as follows :

Years Ending
December 31,
2019	$42,875
$42,875

Note 7. Commitments and Contingencies

Leases

The Company leases its office under an operating lease beginning March 1, 2014 and ending July 31, 2019

Future minimum lease payments due under this lease as of December 31, 2018 are as follows:

Years Ending
December 31,
2019	$202,051
$202,051

The Company shares this space and the related costs associated with this operating lease with a related party (see Note 10) that also performs legal services associated with the collection of delinquent assessments. The Company entered into a sub-lease with an unrelated party but we stopped receiving such sub-lease rental income in September 2018. Net rent expense recognized in 2018 and 2017 approximated $108,000 and $161,000, respectively.

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

LM FUNDING AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As such, the Company adjusted the class action accrual to $100,000 and recorded a $405,000 gain to other income to the statement of operations. The amount was paid during fiscal year 2018.

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

Under ASC 740-10-30-5, Income Taxes, deferred tax assets should be reduced by a valuation allowance if, based on the weight of available evidence, it is more-likely-than-not (i.e., a likelihood of more than 50%) that some portion or all of the deferred tax assets will not be realized. The Company considers all positive and negative evidence available in determining the potential realization of deferred tax assets including, primarily, the recent history of taxable earnings or losses. Based on operating losses reported by the Company during 2018 and 2017, the Company concluded there was not sufficient positive evidence to overcome this recent operating history. As a result, the Company believes that a valuation allowance is necessary based on the more-likely-than-not threshold noted above. The Company recorded a valuation allowance of approximately of $3,620,000 during the year ended December 31, 2017 equal to its deferred tax asset as of December 31, 2017 and decreased the valuation allowance to $3,204,000 during the year ended December 31, 2018.

Significant components of the tax expense (benefit) recognized in the accompanying consolidated statements of operations for the period December 31, 2018 and December 31, 2017) are as follows:

	Year Ended	Year Ended
	December 31, 2018	December 31, 2017
Current tax benefit
Federal	$(222,603)	$(1,690,948)
State	(46,058)	(220,735)
Total current tax benefit	(268,661)	(1,911,683)
Deferred tax expense	685,416	(31,974)
Rate change adjustment	-	1,754,830
Valuation allowance (expense)	(416,755)	3,620,363
Income tax (reduction) benefit	$-	$3,431,536

LM FUNDING AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The reconciliation of the income tax computed at the combined federal and state statutory rate of 25.3% for the year ended December 31, 2018 and 37.6% for the year ended December 31, 2017 to the income tax benefit is as follows:

	Year Ended December 31,		Year Ended December 31,
	2018	2017	2017	2017
Benefit on net loss	$413,361	-87.5%	$(1,955,121)	37.6%
Nondeductible expenses	3,394	(0.7)%	11,464	(0.2)%
Rate change adjustment	-	0.0%	1,754,830	-33.8%
Valuation allowance (expense)	(416,755)	88%	3,620,363	-69.7%
Other items	-	0.0%	-	0.0%
Tax benefit/effective rate	$-	0%	$3,431,536	-66.1%

The significant components of the Company’s deferred tax liabilities and assets as of December 31, 2018 and December 31, 2017 are as follows:

	As of December 31,
	2018	2017
Deferred tax liabilities:
Tax expense for debt issuance costs	$-	$-
Tax expense for internally developed software	9,976	15,871
Tax depreciation in excess of book	4,975	8,921
Total deferred tax liabilities	14,951	24,792
Deferred tax assets:
Loss carryforwards	2,156,428	2,393,172
Step up in basis at contribution to C-Corp	853,410	1,024,590
Stock option expense	87,056	80,778
Step up in basis - purchase of non-controlling interest	59,243	63,890
Allowance for credit losses	41,849	62,154
Accrued liabilities	20,572	20,571
Total deferred tax asset	3,218,558	3,645,155
Valuation allowance	(3,203,607)	(3,620,363)
Net deferred tax asset	$-	$-

As discussed above, the Predecessor effected a transaction resulting in the contribution of member interests to the Company (a newly formed C-Corporation).  This transaction was recorded at the carryover basis of the Predecessor for both tax and financial reporting purposes.  In accordance with ASC 740-10-45-19, Income Taxes, the Company accounted for the tax effect of the difference in tax basis and book basis assets and liabilities at contribution date as a direct consequence of a change in tax status. As such, the Company recognized a net deferred tax asset for the tax effect of those basis differences equal to $91,068 with a corresponding increase in tax benefit.  As a result of various equity transactions prior to the incorporation, the former members of the Predecessor recognized taxable gains associated with redemption consideration and/or deficit capital accounts totaling approximately $5.25 million. In accordance with ASC 740-20-45-11, the Company accounted for the tax effect of the step up in income tax basis related to these transactions with or among shareholders and recognized a deferred tax asset and corresponding increase in equity of approximately $1.97 million. Federal net operating loss carryforwards of approximately $512,000 related to 2015, $3,850,000 related to 2016, $2,977,000 related to 2017 and $1,060,000 related to 2018 will expire in 2035, 2036, 2037, respectively and net operating loss generated after January 1, 2018 will not expire. The Company's federal and state tax returns for the 2015 through 2018 tax years generally remain subject to examination by U.S. and various state authorities.

LM FUNDING AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Stockholders’ Equity

Stock Issuance

Fiscal Year 2017

The Company settled $4,720,860 of principal, accrued interest and other charges by issuing 2,953,189 common shares with a fair value of $5,325,639 which resulted in a $604,779 loss on settlement of debt.

Fiscal Year 2018

On October 15, 2018, the Company effected a common share consolidation (“Reverse Stock Split”) by means of a one-for-ten (1:10) reverse split of its outstanding common stock, par value $0.001 per share which resulted in a decrease in outstanding common stock to 625,318 shares.  The Reverse Stock Split became effective, on October 16, 2018 and the Company’s common stock began trading on The Nasdaq Global Market on a split-adjusted basis on October 16, 2018. This reduced the number of outstanding shares from 6,253,189 down to 625,319 shares and resulting in a treasury share buyback of 357 shares for $1,894 due to the purchase of fractional shares.

The Company has restated all share amounts to reflect the Reverse Stock Split.

On October 31, 2018, the Company issued 2,500,000 common shares for net proceeds of $5.2 million after offering costs of $0.2 million.

Stock Warrants

As part of its initial public offering, on October 23, 2015 the Company issued warrants that allowed for the right to purchase 120,000 shares of common stock at an average exercise price of $125.00 per share. Due to the Reverse Stock Split on October 16, 2018, each warrant may only purchase one-tenth a share of common stock at $12.50. These warrants have weighted average price of $12.50 and weighted average remaining life of 1.81 and 2.94 as of December 31, 2018 and 2017. These warrants expire in the year 2020.  The aggregate intrinsic value of the outstanding common stock warrants as of December 31, 2018 and 2017 was $0 and $0 respectively.

On October 31, 2018, the Company issued warrants as part of its secondary offering that allowed for the right to purchase 2,500,000 shares of common stock at an exercise price of $2.40 per share. These warrants have average remaining life of 4.8 years as of December 31, 2018. These warrants expire in the year 2023.

On April 2, 2018, the Company issued warrants that allowed for the right to purchase 40,000 shares of common stock at an exercise price of $6.605 per share. If the Company, at any time this warrant is outstanding, combines its outstanding shares of Common Stock into a smaller number of shares or enters into a corporate action or transaction to change the number of outstanding share of common stock, then the exercise price is adjusted along with the number of shares that can be purchased under this agreement. Due to the subsequent issuance of stock and warrants on October 31, 2018, these warrants now have the right to purchase 143,587 shares at an exercise price of $1.84 per share. These warrants have average remaining life of 4.25 years as of December 31, 2018. These warrants expire in the year 2023.

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

On November 29, 2017 the Company granted a total of 2,500 stock options to an employee at an exercise price of $125.00 per share. These awards will vest evenly over a three year period.  The maximum term of an option is 10 years from the date of grant.  The grant date fair value of the options was $0.29.  Total expense to be recognized for the employee options is approximately $5,800.

On May 29, 2018 the Company granted a total of 10,000 stock options to an employee at an exercise price of $10.00 per share. These awards will vest evenly over a three year period.  The maximum term of an option is 10 years from the date of grant.  The grant date fair value of the options was $4.68.  Total expense to be recognized after adjusting for forfeitures for the employee options is approximately $35,000.

LM FUNDING AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Black-Scholes pricing model was used to determine the fair value of the stock options granted by the Company. The Company recognizes this value as an expense over the period in which the stock options vest.  The weighted average grant date fair value of the options granted was $4.68 and $2.90, respectively for awards granted in the years ended December 31, 2018 and 2017. Compensation expense recognized from the vesting of stock options was approximately $25,000 of which $18,000 was for options issued prior to 2018 and $29,000 of which $28,800 was for options issued prior to 2017, respectively for the years ended December 31, 2018 and 2017.  The remaining unrecognized compensation cost associated with unvested stock options as of December 31, 2018 and 2017 is approximately $32,000 and $37,000, respectively.  At December 31, 2018 and 2017, the stock options had a remaining life of approximately 7 and 8 years, respectively.

The aggregate intrinsic value of the outstanding common stock options as of December 31, 2018 and 2017 was $0 and $0 respectively.

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

2018
Risk-free rate	2.65%
Expected life	6 years
Expected volatility	108.00%
Expected dividend	—
2017
Risk-free rate	2.27%
Expected life	6 years
Expected volatility	50.00%
Expected dividend	—

The following is a summary of the stock option plan activity during 2018 and 2017:

	2018		2017
	Number of	Weighted Average	Number of	Weighted Average
	Options	Exercise Price	Options	Exercise Price
Options Outstanding at Beginning of the year	11,290	$111.07	21,537	$113.80

Granted	10,000	10.00	2,500	125.00
Exercised	-	-	-	-
Adjustment	1,010	125.00	793	125.00
Forfeited	(3,000)	120.83	(13,540)	125.00

Options Outstanding at End of Year	19,300	$57.91	11,290	$11.11

Options Exercisable at End of Year	6,630	$105.68	6,290	$103.30

Note 10. Related Party Transactions

Legal services for the Company associated with the collection of delinquent assessments from property owners are performed by a law firm (Business Law Group “BL G”) which was owned solely by Bruce M. Rodgers, the Chief Executive Officer of LMFA until and through the date of the initial public offering. Following the offering, Mr. Rodgers transferred his interest in BLG to other attorneys at

LM FUNDING AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the firm through a redemption of his interest in the firm, and BLG is now under control of those lawyers. The law firm has historically performed collection work primarily on a deferred billing basis wherein the law firm receives payment for services rendered upon collection from the property owners or at amounts ultimately subject to negotiations with the Company.

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

Amounts collected from property owners and paid to BLG for 2018 and 2017 were approximately $984,000 and $1,136,000, respectively.  As of December 31, 2018 and 2017, receivables from property owners for charges ultimately payable to BLG approximate $2,753,000 and $3,657,000, respectively.

Under the related party agreement with BLG in effect during 2017 and 2018, the Company pays all costs (lien filing fees, process and serve costs) incurred in connection with the collection of amounts due from property owners.  Any recovery of these collection costs are accounted for as a reduction in expense incurred.  The Company incurred expenses related to these types of costs of $297,000 and $560,000, during 2018 and 2017, respectively. Recoveries during 2018 and 2017 related to those costs were approximately $278,000 and $331,000, respectively.

The Company also shares office space and related common expenses with BLG.  All shared expenses, including rent, are charged to the legal firm based on an estimate of actual usage.  Any expenses of BLG paid by the Company that have not been reimbursed or settled against other amounts are reflected as due from related parties in the accompanying consolidated balance sheet.

The Company assessed the collectability of the amount due from BLG and concluded that even though BLG had repaid $252,771 during 2017, it did not have the ability to repay the remaining balance at the end of 2017 and as such took a reserve of approximately $1.4 million for the balance due as of December 31, 2017. Amounts receivable from BLG as of December 31, 2018 and 2017 were approximately $25,500 and $0, respectively.

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

The Company considers the data inputs used to estimate the fair value of its finance receivables to fall within Level 3 of the fair value hierarchy.  Fair value measurements as noted below are based on the income approach using a discount rate of 8.65% and 7.95% for

LM FUNDING AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

finance receivables at December 31, 2018 and 2017, respectively.  The recovery period as of both dates was assumed to be 8.5 years.  The carrying amount and estimated fair value of finance receivables at December 31 are as follows:

	2018		2017
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Finance receivables:
Original product	$425,000	$4,005,000	$638,000	$5,705,000
Special product, net of allowance (1)	237,000	543,000	339,000	890,000

(1)New Neighbor Guaranty program

Note 12 Management’s Plan

On August 27, 2014, FASB issued ASU 2014-05, Disclosure of Uncertainties about an Entity’s ability to Continue as a Going Concern, which requires management to assess a company’s ability to continue as a going concern within one year from financial statement issuance and to provide related footnote disclosures in certain circumstances.

The Company has experienced significant operating losses over the past 3 years (2016 through 2018) with cumulative losses of approximately $11,490,000. These losses resulted in the usage of all cash proceeds from the Company’s initial public offering in 2015.

The Company was able to settle the $4,720,860 promissory note that had been due in April 2018 along with accrued interest and other costs with its primary creditor in exchange for 2,953,189 common shares and repay its other outstanding promissory note of $717,500 during the twelve months ended December 31, 2017.  After the Company was able to stabilize its business, it successfully raised $5.4 million through a secondary public offering on October 30, 2018.).

Under a purchase agreement dated January 16, 2019, the Company owes Craven $3,582,613 which may be converted into common stock or paid in cash by January 15, 20120.  Craven’s intent is to convert the note into common shares and has agreed to extend repayment 12 months from April 15, 2019.

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

Note 13. Subsequent Events

On January 15, 2019, the Company entered into a Stock Purchase Agreement with Craven House North America, LLC (“Craven”) to purchase all of the shares of IIU, Inc. (“IIU”) as a possible synergistic effort to diversify revenue sources that are believed to be accretive to earnings.  IIU provides global medical insurance products for international travelers, specializing in policies covering high-risk destinations, emerging markets and foreign travelers coming to the United States. All policies are fully underwritten with no claim risk remaining with IIU.

The Board of Directors of LMFA approved the purchase of IIU. LMFA purchased 100% of the outstanding stock of IIU for $5,075,000.  IIU is required to have a minimum net working capital of $15,000 and at least $152,000 in cash. LMFA paid the Purchase Price at closing as follows:

•	Cancellation by LMFA of all principal and accrued interest of IIU’s Promissory Note dated November 3, 2018 and issued to LMFA for principal indebtedness and accrued interest of $1,507,387.

LM FUNDING AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•

LMFA issued to Craven a $3,582,613 Convertible Promissory Note for the balance of the Purchase Price.  At the option of Craven, the Convertible Note may be paid in restricted common shares of LMFA or cash.  The Convertible Note shall bear simple interest at 3% per annum.  The Convertible Note shall be due and payable 360 days from the Closing Date. If repaid by LMFA in restricted common stock, the outstanding principal and interest of the Convertible Note shall be paid by LMFA by issuing to Seller a number of restricted common shares equal to the adjusted principal and accrued interest owing on the Convertible Note divided by $2.41. Craven has verbally agreed to extend repayment of this Convertible Promissory Note 12 months from April 15, 2019.

LMFA shall seek shareholder approval for issuing restricted common shares in payment of the Convertible Note.  As a condition to closing, LMFA’s officer and directors agreed to vote all of their shares in favor of approving the issuance of shares pursuant to the Convertible Note.

The closing date of the transaction occurred on January 15, 2019.  The effective date of the transaction was January 1, 2019. The definitive agreements requires LMFA to provide customary covenants including, but not be limited to, covenants restricting subsequent indebtedness, issuance of securities, payment of indebtedness, conduct of business, redemptions, cash or stock dividends, pledge of securities, foreign investments and other transactions affecting the amount of issued and outstanding shares of LMFA’s common stock.

The Company purchased IIU after December 31, 2018, as such there are no revenue or earnings of the acquired included in the consolidated income statement for the year ended December 31, 2018. The Company provided the audited financial statements of IIU in a Form 8-K filed on April 8, 2019.

LM FUNDING AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Exhibit Index

Exhibit Number	Description

2.1

Contribution Agreement, dated October 21, 2015, by and between CGR63, LLC, BRR Holding, LLC and LM Funding America, Inc. (incorporated by reference from Exhibit 2.1 to the Form 8-K filed on October 23, 2015)

2.2	Stock Purchase Agreement, dated January 16, 2019, by and between LM Funding America, Inc. and IIU, Inc (incorporated by reference from Exhibit 2.1 to the Form 8-K filed on January 16, 2019)

3.1

Certificate of Incorporation of LM Funding America, Inc., as amended. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (Amendment No. 2) filed on August 27, 2015 (Registration No. 333-205232))

3.2	By-Laws of LM Funding America, Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 filed on June 25, 2015 (Registration No. 333-205232))

4.1	Form of Warrant Agreement. (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 (Amendment No. 1) filed on August 7, 2015 (Registration No. 333-205232))

4.2	Form of Common Stock Certificate. (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 (Amendment No. 2) filed on August 27, 2015 (Registration No. 333-205232))

4.3	Senior Convertible Promissory Note, dated March 29, 2018. (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on July 23, 2018)
4.4	Warrant to Purchase Common Shares, dated April 2, 2018, between the Company and Esousa Holdings LLC. (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on July 23, 2018)
4.5	Form of Common Warrant. (incorporated by reference to Exhibit 4.1 to Form 8-K filed on November 5, 2018)
4.6	Form of Pre-Funded Warrant. (incorporated by reference to Exhibit 4.2 to Form 8-K filed on November 5, 2018)
4.7	Form of Underwriter’s Warrant. (incorporated by reference to Exhibit 4.2 to Form 8-K filed on November 5, 2018)
10.1#	Employment Agreement, dated October 22, 2015, by and between Bruce M. Rodgers and LM Funding America, Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on October 23, 2015)

10.2#	Employment Agreement, dated October 22, 2015, by and between Carollinn Gould and LM Funding America, Inc. (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on October 23, 2015)

10.3#	Employment Agreement, dated October 22, 2015, by and between Sean Galaris and LM Funding America, Inc. (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on October 23, 2015)

10.4#	Employment Agreement, dated January 4, 2016, by and between the Company and Steve Weclew. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 7, 2016)

10.5#	Employment Agreement, dated January 4, 2016, by and between the Company and Aaron L. Gordon. (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on January 7, 2016)

10.6#	LM Funding America, Inc. 2015 Omnibus Incentive Plan. (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on October 23, 2015)

10.7#	Form of LM Funding America, Inc. 2015 Omnibus Incentive Plan Stock Option Award Agreement. (incorporated by reference to Exhibit 10.5 to the Form 8-K filed on October 23, 2015)

10.8#	Form of LM Funding America, Inc. 2015 Omnibus Incentive Plan Restricted Stock Award Agreement. (incorporated by reference to Exhibit 10.6 to the Form 8-K filed on October 23, 2015)

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

10.33#	Securities Purchase Agreement, dated March 29, 2018, between the Company and Esousa Holdings LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 23, 2018)

10.34#	Registration Rights Agreement, dated March 29, 2018, between the Company and Esousa Holdings LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on July 23, 2018)
10.35#	Common Stock Purchase Agreement, dated March 29, 2018, between the Company and Esousa Holdings,LLC. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on July 23, 2018)

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

10.41	Form of Warrant to Purchase Common Stock. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 12, 2017)
10.42	Senior Convertible Promissory Note, dated as of November 9, 2018 by and between the Company and IIU Inc. (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on November 14, 2018)
10.43	Securities Purchase Agreement, dated as of November 9, 2018 by and between the Company and IIU Inc. (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on November 14, 2018)
10.44	Convertible Promissory Note . (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 17, 2019)
10.45*	Employment Agreement dated April 15, 2019, by and between the Company and Richard Russell
10.46*	Amendment to Employment Agreement of Carollinn Gould, dated April 15, 2019, by and between the Company and Carollinn Gould
10.47*	Amendment to Employment Agreement of Bruce M. Rodgers, dated April 15, 2019, by and between the Company and Bruce M. Rodgers

21.1*	Subsidiaries of the registrant.

LM FUNDING AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#	Indicates a management contract or compensatory arrangement.
*	Filed herewith.

LM FUNDING AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

LM FUNDING AMERICA, INC.

Date: April 16, 2019	By:	/s/ Bruce M. Rodgers
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

Name	Title	Date

/s/ Bruce M. Rodgers
Bruce M. Rodgers	Chief Executive Officer and Chairman of the Board of Directors
	(Principal Executive Officer)	April 16, 2019

/s/ Richard Russell
Richard Russell	Chief Financial Officer
	(Principal Financial Officer and Principal Accounting Officer)	April 16, 2019

/s/ Carollinn Gould
Carollinn Gould	Member of the Board of Directors	April 16, 2019

/s/ Andrew Graham
Andrew Graham	Member of the Board of Directors	April 16, 2019

/s/ Martin A. Traber	Member of the Board of Directors	April 16, 2019
Martin A. Traber

/s/ Joel Rodgers	Member of the Board of Directors	April 16, 2019
Joel Rodgers

/s/ Douglas McCree	Member of the Board of Directors	April 16, 2019
Douglas McCree

/s/ Frederick Mills	Member of the Board of Directors	April 16, 2019
Frederick Mills