Form 10-Q
period 2019-03-31
LM FUNDING AMERICA, INC.
filed 2019-05-15
CIK 1640384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading symbol	Name of each exchange on which registered
Common Stock par value $0.001 per share	LMFA	The National Stock Market LLC

The registrant had 3.1 million shares of Common Stock, par value $0.001 per share, outstanding as of May 6, 2019.

LM FUNDING AMERICA, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

LM Funding America, Inc. and Subsidiaries Condensed Consolidated Balance Sheets

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
Cash	$3,378,783	$3,520,753
Finance receivables:
Original product - net (Note 3)	385,058	425,012
Special product - New Neighbor Guaranty program, net of allowance for credit losses of (Note 4)	245,255	237,043
Prepaid expenses and other assets	169,366	155,420
Due from related party (Note 5)	-	25,507
Fixed assets, net (Note 1)	40,659	33,818
Real estate assets owned (Note 1)	52,977	122,604
Operating lease - right of use assets (Note 8)	24,259	-
Other investments (Note 1)	-	1,507,375
Goodwill (Note 2)	5,809,786	-
Other Assets	32,036	32,036
Total assets	$10,138,179	$6,059,568

LIABILITIES AND STOCKHOLDERS' EQUITY
Note payable	$700,876	$42,875
Related party convertible note payable	3,581,982
Operating lease liability (Note 8)	24,494	-
Accounts payable and accrued expenses	301,066	188,354
Due to related party (Note 5)	62,150	-
Tax liability	28,426	-
Other liabilities and obligations	61,734	19,690
Total liabilities	4,760,728	250,919
Stockholders’ equity:
Common stock, par value $.001; 30,000,000 shares authorized; 3,134,261 and 3,124,961 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	3,134	3,125
Additional paid-in capital	17,321,219	17,295,408
Accumulated deficit	(11,946,902)	(11,489,884)
Total stockholders’ equity	5,377,451	5,808,649
Total liabilities and stockholders’ equity	$10,138,179	$6,059,568

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

LM Funding America, Inc. and Subsidiaries Condensed Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended March 31,
	2019	2018
Revenues:
Interest on delinquent association fees	$414,275	$550,862
Administrative and late fees	39,493	68,328
Recoveries in excess of cost - special product	21,770	67,537
Underwriting and other revenues	40,724	54,561
Net commission revenue	98,768	-
Rental revenue	147,669	222,445
Total revenues	762,699	963,733

Operating Expenses:
Staff costs and payroll	288,398	402,283
Professional fees	602,712	335,107
Settlement costs with associations	1,892	15,712
Selling, general and administrative	111,271	72,548
Provision for credit losses	-	581
Real estate management and disposal	197,128	119,362
Depreciation and amortization	19,120	22,155
Collection costs	(23,087)	602
Other operating expenses	14,496	4,301
Total operating expenses	1,211,930	972,651
Operating loss	(449,231)	(8,918)
Interest expense	7,787	-
Loss before income taxes	(457,018)	(8,918)
Income tax benefit	-	-
Net loss	$(457,018)	$(8,918)

Loss per share:
Basic	$(0.15)	$(0.01)
Diluted	(0.15)	(0.01)
Weighted average number of common shares outstanding:
Basic	3,131,939	625,319
Diluted	3,131,939	625,319

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

LM Funding America, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Three Months ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(457,018)	$(8,918)

Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization	16,693	22,155
Right to use asset depreciation	2,426	-
Stock Compensation	3,500	(540)

Change in assets and liabilities
Accounts receivable	1,643	(1,408)
Prepaid expenses	4,147	(18,532)
Accounts payable and accrued expenses	31,235	(139,119)
Advances (repayments) to related party	87,657	27,480
Other liabilities	42,044	(17,644)
Lease liability payments	(2,191)	-

Net cash used in operating activities	(269,864)	(136,526)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net collections of finance receivables - original product	39,954	62,264
Net collections of finance receivables - special product	(8,212)	1,108
Net cash received from business acquisition	51,327	-
Proceeds for real estate assets owned	63,183	1,085

Net cash provided by investing activities	146,252	64,457

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments	(40,678)	(23,417)
Exercise of warrants	22,320	-
Debt issue costs	-	(30,000)

Net cash used in financing activities	(18,358)	(53,417)

NET INCREASE (DECREASE) IN CASH	(141,970)	(125,486)

CASH - BEGINNING OF YEAR	3,520,753	590,394

CASH - END OF YEAR	$3,378,783	$464,908

SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION
Cash paid for interest	$7,787	$-
Income tax	$-	$-
SUPPLEMENTAL DISCLOSURES OF NON-CASHFLOW INFORMATION
ROU asset obligation recognized	$26,685	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LM Funding America, Inc. and Subsidiaries Consolidated Statements of Change`s in Stockholders’ Equity

For the period from January 1, 2019 through March 31, 2019 and January 1, 2018 through March 31, 2018
(unaudited)

	Common Stock		Additional paid-in capital	Accumulated Deficit
	Shares	Amount	Additional paid-in capital	Accumulated Deficit	Total Equity

Balance - December 31, 2017	625,318	$625	$11,914,083	$(11,017,725)	$896,983
Stock option expense	-	-	(540)	-	(540)
Net loss	-	-	-	(8,918)	(8,918)
Balance - March 31, 2018	625,318	$625	$11,913,543	$(11,026,643)	$887,525

Balance - December 31, 2018	3,124,961	$3,125	$17,295,408	$(11,489,884)	$5,808,649
Warrants exercised for cash	9,300	9	22,311	-	22,320
Stock option expense	-	-	3,500	-	3,500
Net loss	-	-	-	(457,018)	(457,018)
Balance - March31, 2019	3,134,261	$3,134	$17,321,219	$(11,946,902)	$5,377,451

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

The Company acquired IIU, Inc. on January 16, 2019 (IIU, Inc), which provides global medical insurance products for international travelers, specializing in policies covering high-risk destinations, emerging markets and foreign travelers coming to the United States. All policies are fully underwritten with no claim risk remaining with IIU Inc.

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

•

specialty health insurance broker (IIU, Inc) that was purchased on January 16, 2019, which provides global medical insurance products for international travelers, specializing in policies covering high-risk destinations, emerging markets and foreign travelers coming to the United States. All policies are fully underwritten with no claim risk remaining with IIU Inc.

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of LMFA and its wholly-owned subsidiaries: LM Funding, LLC; LMF October 2010 Fund, LLC; REO Management Holdings, LLC (including all 100% owned subsidiary limited liability companies); LM Funding of Colorado, LLC; LM Funding of Washington, LLC; LM Funding of Illinois, LLC; and LMF SPE #2, LLC and various single purpose limited liability corporations owned by REO Management Holdings, LLC which own various properties. It also includes IIU Inc. and its wholly-owned subsidiary: Wallach & Company. All significant intercompany balances have been eliminated in consolidation.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in the annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The interim condensed consolidated financial statements as of March 31, 2019 and for the three months ended March 31, 2019 and March 31, 2018, respectively are unaudited. In the opinion of management, the interim condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of the results for the interim periods. The accompanying condensed consolidated balance sheet as of December 31, 2018, is derived from the audited consolidated financial statements presented in the Company’s Annual Report on Form 10-K for fiscal the year ended December 31, 2018.

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

Under ASC 606, the Company applies the cash basis method to its original product and the cost recovery method to its special product as follows:

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

Net Commission Revenue: The Company acts as an agent in providing health travel insurance policies. As a result, the Company revenue is recorded at net. The Company has determined that the known amount of cash to be realized or realizable on its revenue generating activities can be reasonably estimated and as such, classifies its receivables as accrual and recognizes revenues in the accompanying statements of income on the accrual basis.  If a policy is not effective as of the end of a period, then the associated revenue and underwriting costs are deferred until the effective date.

Cash

The Company maintains cash balances at several financial institutions that are insured under the Federal Deposit Insurance Corporation’s (“FDIC”) Transition Account Guarantee Program. Balances with the financial institutions may exceed federally insured limits.

Finance Receivables

Finance receivables are recorded at the amount funded or cost (by unit). The Company evaluates its finance receivables at each period end for losses that are considered probable and can be reasonably estimated in accordance with ASC 450-20. As discussed above, recoverability of funded amounts under the Company’s original product is generally assured because of the protection of the Super Lien Amount. However, the Company did have an accrual at March 31, 2019 and December 31, 2018 for an allowance for credit losses for this program of $118,076 and $194,000.

Under the New Neighbor Guaranty program (special product), the Company funds amounts in excess of the Super Lien Amount. When evaluating the carrying value of its finance receivables, the Company looks at the likelihood of future cash flows based on historical payoffs, the fair value of the underlying real estate, the general condition of the community association in which the unit exists, and the general economic real estate environment in the local area. The Company estimated an allowance for credit losses for this program of $20,015 as of March 31, 2019 and $40,758 at December 31, 2018 under ASC 450-20 related to its New Neighbor Guaranty program.

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

During the three months ended March 31, 2019 and 2018, write offs charged against the allowance for credit losses were $20,742 and $1,606, respectively. Any losses greater than the recorded allowance will be recognized as expenses. Under the Company’s revenue recognition policies, all finance receivables (original product and special product) are classified as nonaccrual.

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

The Company capitalizes costs incurred to acquire real estate owned properties and any costs incurred to get the units in a condition to be rented.  These costs include, but are not limited to, renovation/rehabilitation costs, legal costs, and delinquent taxes.  These costs are depreciated over the estimated minimum time period the Company expects to maintain possession of the units.  Costs incurred for unencumbered units are depreciated over 20 years and costs for units subject to a first mortgage are depreciated over 3 years.  As of March 31, 2019 and December 31, 2018, capitalized real estate costs, net of accumulated depreciation, were $52,977 and $122,604, respectively.

During the three-month periods ended March 31, 2019 and 2018, depreciation expense was $6,443 and $11,323, respectively.

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

Fixed Assets

The Company capitalizes all acquisitions of fixed assets in excess of $500. Fixed assets are stated at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the assets. Fixed assets are comprised of furniture, computer and office equipment with an assigned useful life of 3 to 5 years. Fixed assets also include capitalized software costs. Capitalized software costs include costs to develop software to be used solely to meet the Company’s internal needs, consist of employee salaries and benefits and fees paid to outside consultants during the application development stage, and are amortized over their estimated useful life of 5 years. As of March 31, 2019 and December 31, 2018, capitalized software costs, net of accumulated amortization, was $16,136 and $21,951, respectively. Amortization expense for capitalized software costs for the periods ended March 31, 2019 and 2018 was $5,815.

Right to Use Assets

The Company capitalizes all leased assets pursuant to ASU 2016-02, "Leases (Topic 842)," which requires lessees to recognize right-of-use assets and lease liability, initially measured at present value of the lease payments, on its balance sheet for leases with terms longer than 12 months and classified as either financing or operating leases.  As of March 31, 2019, right to use assets, net of accumulated amortization, was $24,259. Amortization expense for right to use assets for the period ended March 31, 2019 was $2,426 while the payments totaled $2,711 for the three months ended March 31, 2019.

Other Assets

On November 2, 2018, the Company invested cash by purchasing a Securities Purchase Agreement (the “IIU SPA”) from IIU Inc. (“IIU”), a synergistic Virginia based travel insurance brokerage company controlled by Craven House N.A. (which owns approximately 27% of the Company’s outstanding stock as of March 31, 2019), pursuant to which IIU issued to the Company a Senior Convertible Promissory Note (“IIU Note”) in the original principal amount of $1,500,000 in exchange for a purchase price of $1,500,000.  The maturity date of the Note is 360 dates after the date of issuance (subject to acceleration upon an event of default).  The Note carries a 3.0% interest rate, with accrued but unpaid interest being payable on the Note’s maturity date.

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

On January 16, 2019, the Company entered into a Stock Purchase Agreement with Craven House North America, LLC (“Craven”) to purchase all of the shares of IIU as a possible synergistic effort to diversify revenue sources that are believed to be accretive to earnings.  IIU provides global medical insurance products for international travelers, specializing in policies covering high-risk destinations, emerging markets and foreign travelers coming to the United States. All policies are fully underwritten with no claim risk remaining with IIU.

The Board of Directors of LMFA approved the purchase of IIU. LMFA purchased 100% of the outstanding stock of IIU for $5,089,000.  LMFA paid the Purchase Price at closing as follows:

•	Cancellation by LMFA of all principal and accrued interest of IIU’s Promissory Note dated November 3, 2018 and issued to LMFA for principal indebtedness and accrued interest of $1,507,375.

•

LMFA issued to Craven a $3,581,982 Convertible Promissory Note for the balance of the Purchase Price.  At the option of Craven, the Convertible Note may be paid in restricted common shares of LMFA or cash.  The Convertible Note shall bear simple interest at 3% per annum.  The Convertible Note shall be due and payable 360 days from the Closing Date. If repaid by LMFA in restricted common stock, the outstanding principal and interest of the Convertible Note shall be paid by LMFA by issuing to Seller a number of restricted common shares equal to the adjusted principal and accrued interest owing on the Convertible Note divided by $2.41. Craven has verbally agreed to extend repayment of this Convertible Promissory Note 12 months from April 15, 2019.

As such, the $1.5 million note was cancelled as of January 16, 2019.

Goodwill

Goodwill represents the excess purchase price of acquired businesses over the fair value of the net assets acquired. Goodwill is not amortized, but instead is tested for impairment annually or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable.

We had goodwill of $5.8 million on our Consolidated Balance Sheet at March 31, 2019, which represents amounts for the IIU acquisition.  For purposes of the 2019 annual test, we will elect to perform a qualitative assessment to assess whether it was more likely than not that the fair value of these reporting units exceeded their respective carrying values. In performing these assessments, management will relay on a number of factors including, but not limited to, macroeconomic conditions, industry and market considerations, cost factors that would have a negative effect on earnings and cash flows, overall financial performance compared with forecasted projections in prior periods, and other relevant reporting unit events, the impact of which are all significant judgments and estimates.  This assessment will be performed as of June 30, 2019.

Debt Issue Costs

The Company capitalizes all debt issue costs and amortizes them on a method that approximates the effective interest method over the remaining term of the note payable. The Company did not have any unamortized debt issue costs at March 31, 2019 and  at December 31, 2018. Any costs will be presented in the accompanying condensed consolidated balance sheets as other assets until the loan proceeds are received which at that time will be reclassified as a direct deduction from the carrying amount of that debt liability in accordance with Accounting Standards Update (“ASU”) 2015-03 (see below). The Company adopted this new standard in the first quarter of fiscal 2016. The adoption of this standard did not have a material impact on the Company's consolidated financial position and had no impact on its consolidated income or cash flows. In addition, the amortization of debt issuance costs is to be reported as interest expense under ASU 2015-03 (ASC 835-30-45-3).

Settlement Costs with Associations

Community associations working with the Company will at times incur costs in connection with litigation initiated by the Company against property owners and or mortgage holders. These costs include settlement agreements whereby the community association agrees to pay some monetary compensation to the opposing party or judgments against the community associations for fees of opposing legal counsel or other damages awarded by the courts. The Company indemnifies the community association for these costs pursuant to the provisions of the agreement between the Company and the community association. Costs incurred by the Company for these indemnification obligations for the three months ended March 31, 2019 and 2018 were approximately $2,000 and $15,000, respectively. The Company does not limit its indemnification based on amounts ultimately collected from property owners.

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

Under ASC 740-10-30-5, Income Taxes, deferred tax assets should be reduced by a valuation allowance if, based on the weight of available evidence, it is more-likely-than-not (i.e., a likelihood of more than 50%) that some portion or all of the deferred tax assets will not be realized. The Company considers all positive and negative evidence available in determining the potential realization of deferred tax assets including, primarily, the recent history of taxable earnings or losses. Based on operating losses reported by the Company during 2018, 2017 and 2016, the Company concluded there was not sufficient positive evidence to overcome this recent operating history. As a result, the Company believes that a valuation allowance was necessary based on the more-likely-than-not threshold noted above. During the year ended December 31, 2018, the Company decreased the valuation allowance to $3,204,036 to reflect a change in deferred tax assets.

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

The anti-dilutive stock based compensation awards consisted of:

	As of March 31,
	2019	2018
Stock Options	19,300	9,623
Stock Warrants	2,754,287	120,000

As part of its initial public offering, on October 23, 2015 the Company issued warrants that allowed for the right to purchase 120,000 shares of common stock at an average exercise price of $125.00 per share. These warrants expire in the year 2020.

On October 31, 2018, the Company issued warrants as part of its secondary offering that allowed for the right to purchase 2,500,000 shares of common stock at an exercise price of $2.40 per share. These warrants expire in the year 2023.  During the three months ended March 31, 2019, warrants for 9,300 shares were exercised for $22,320.

On April 2, 2018, the Company issued warrants that allowed for the right to purchase 40,000 shares of common stock at an exercise price of $6.605 per share. If the Company, at any time this warrant is outstanding, combines its outstanding shares of Common Stock into a smaller number of shares or enters into a corporate action or transaction to change the number of outstanding share of common stock, then the exercise price is adjusted along with the number of shares that can be purchased under this agreement. Due to the subsequent issuance of stock and warrants on October 31, 2018, these warrants now have the right to purchase 143,587 shares at an exercise price of $1.84 per share. These warrants expire in the year 2023.

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

Non-cash Financing and Investing Activities

During the three months ended March 31, 2019 and 2018, the Company acquired unencumbered title to certain properties as a result of foreclosure proceedings.  Properties were recorded at fair value less cost to dispose of approximately $0 and $0, respectively.  The fair value of these properties was first applied to recover the Company’s initial investment with any remaining proceeds applied to interest, late fees, and other amounts owed by the property owner.

During the three months ended March 31, 2019, the Company acquired IIU which included assets and liabilities listed in Note 2.

New Accounting Pronouncements

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

Note 2. Goodwill and Acquisition

On January 16, 2019 , the Company, acquired 100% of the share capital of  IIU, Inc and its wholly-owned subsidiary Wallach and Company, health insurance broker, (for the initial consideration of $5,089,357 which was paid with a forgiven note to Craven House Capital North American LLC (“Craven”) of $1,507,375 plus a convertible senior note for $3,581,982. Net cash received in the business acquisition was $51,327.

The following table summarizes the approximate consideration paid and the amounts of the identified assets acquired and liabilities assumed at the acquisition date:

January 16, 2019
Total purchase price	$5,089,400

Recognized preliminary amounts of identifiable assets acquired and (liabilities assumed), at fair value:
Cash	51,300
Prepaid and other current assets	5,200
Profit on purchased policies	14,600
Property, plant and equipment	17,100
Accounts payable	(5,100)
Accrued expenses and other liabilities	(62,686)
Income taxes	(28,500)
Deferred revenue	(9,300)
Debt	(703,000)
Preliminary estimate of the fair value of assets and liabilities assumed	(720,386)

Goodwill	$5,809,786

Results of Operations for IIU for the three months ended March 31, 2019 and 2018:

	March 31, 2019 (Unaudited)	March 31, 2018 (Unaudited)

Net commission revenue	$113,336	$140,360

Expenses:
Staff costs & payroll	29,843	84,016
Professional fees	23,015	11,603
Selling, general and administrative	28,074	40,993
Depreciation and amortization	1,255	495
Other	5,959	3,338
Operating expense	88,146	140,445
Interest expense	(6,755)	-
Investment loss	-	(77,667)
Income tax benefit	14,226	-

Net income	$32,661	$(77,752)

IIU generated $98,768 of net commission revenue from January 16, 2019 to March 31, 2019 and $75,765 of operating expenses plus $6,778 of interest expense.

Note 3. Finance Receivables – Original Product

The Company’s original funding product provides financing to community associations only up to the secured or “Super Lien Amount” as discussed in Note 1.  Finance receivables for the original product as of March 31, 2019 and December 31, 2018 based on the year of funding are approximately as follows:

	March 31, 2019	December 31, 2018 (Audited)
Funded during the current year	$30,000	$79,000
1-2 years outstanding	55,000	35,000
2-3 years outstanding	30,000	18,000
3-4 years outstanding	13,000	7,000
Greater than 4 years outstanding	375,000	411,000
	503,000	550,000
Reserve for credit losses	(118,000)	(125,000)
	$385,000	$425,000
Number of active units with delinquent assessments	770	826
Amount of outstanding interest and late fees on active units	$10,685,000	$11,268,000

Note 4. Finance Receivables – Special Product (New Neighbor Guaranty program)

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

As of December 31, 2018, maximum future contingent payments under these arrangements was approximately $249,000.

Delinquent assessments and accrued charges under these arrangements as of March 31, 2019 and December 31 2018, are as follows:

	March 31, 2019	December 31, 2018 (Audited)
Finance receivables, net	$245,200	$237,000
Delinquent assessments	667,000	707,000
Accrued interest and late fees	413,600	465,000
Number of active units with delinquent assessments	63	58

Allowance for credit losses are recorded for losses that are considered “probable” and can be “reasonably estimated” in accordance with ASC 450-20.  Recoverability of the Company’s Original Product is generally assured because of the protection of the Super Lien under Florida statute and as such no allowance is recorded.

Credit losses on the NNG product were estimated by the Company based on analyzing the investment in each unit and comparing that balance to the average payout for completed units for the past 12 months. The allowance for losses based on these analyses, had a remaining balance of $20,000 and $41,000 as of March 31, 2019 and December 31, 2018, respectively.

Note 5. Due to Related Party

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

Amounts paid by the Company to BLG for the three months ended March 31, 2019 and 2018, respectively were approximately $246,000 and $274,000, respectively.  As of March 31, 2019 and December 31, 2018, receivables from property owners for charges ultimately payable to BLG approximate $2,424,000 and $2,753,000, respectively.

Under the related party agreement with BLG in effect during 2017 and 2018, the Company pays all costs (lien filing fees, process and serve costs) incurred in connection with the collection of amounts due from property owners.  Any recovery of these collection costs is accounted for as a reduction in expense incurred.  The Company incurred expenses related to these types of costs for the three months ended March 31, 2019 and 2018 were $47,000 and $66,000, respectively. Recoveries during the three months ended March 31, 2019 and 2018, related to those costs were approximately $70,000 and $65,000, respectively.

The Company also shares office space and related common expenses with BLG.  All shared expenses, including rent, are charged to the legal firm based on an estimate of actual usage.  Any expenses of BLG paid by the Company that have not been reimbursed or settled against other amounts are reflected as due from related parties in the accompanying consolidated balance sheet.

Amounts receivable from (payable to) BLG as of March 31, 2019 and December 31, 2018 were approximately $(58,200) and $25,500, respectively.

IIU owes $(4,000) to Craven House Capital North America, LLC for expenses incurred prior to the sale of IIU to the Company.

Note 6. Debt and Other Financing Arrangements

	March 31, 2019	December 31, 2018 (Audited)
Financing agreement with FlatIron capital that is unsecured. Down payment of $28,125 was required upfront and equal installment payments of $8,701 to be made over a 10 month period. The note matures May 31, 2019. Annualized interest is 5.99%	$17,284	$42,875

Promissory note issued by a financial institution, bearing interest at 5.85%, interest and principal payments due monthly of $10,932. Note was issued on May 31, 2018 with original borrowings of $608,000 and subsequent borrowings of $141,000 and repayments of $51,000. The note matures on May 30, 2025 and can be prepaid at any time without penalty. This note is secured by the Company’s inventory, chattel paper, accounts, equipment and general intangible intangibles and deposit accounts.	683,592	-

Senior secured convertible note to Craven House Capital North America LLC, bearing interest at 3.0%. Note was issued on January 16, 2019 and matures on either January 14, 2019 or convertible into shares of the Company's common shares at $2.41 per share. The beneficial conversion feature as of January 16, 2019 was zero.	3,581,982

	$4,282,858	$42,875

Note 7. Management’s Plans

On August 27, 2014, FASB issued ASU 2014-05, Disclosure of Uncertainties about an Entity’s ability to Continue as a Going Concern, which requires management to assess a company’s ability to continue as a going concern within one year from financial statement issuance and to provide related footnote disclosures in certain circumstances.

The Company has experienced significant operating losses over the past 3 years (2016 through 2018) with cumulative losses of approximately $11,947,000. These losses resulted in the usage of all cash proceeds from the Company’s initial public offering in 2015.

Under a purchase agreement dated January 16, 2019, the Company owes Craven $3,581,982 which may be converted into common stock or paid in cash by January 16, 2020.  Craven’s intent is to convert the note into common shares and has agreed to extend repayment 12 months from May 15, 2019.

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

Note 8. Commitments and Contingencies

Leases

The Company leases certain office space, construction and office equipment, vehicles and temporary housing generally under non-cancelable operating leases. Leases with an initial term of one year or less are not recorded on the balance sheet, and the Company generally recognizes lease expense for these leases on a straight-line basis over the lease term. As of March 31, 2019, the Company’s operating leases have remaining lease terms ranging from less than one year to 3 years, some of which include options to renew the leases. The exercise of lease renewal options is generally at the Company’s sole discretion. The Company’s leases do not contain any material residual value guarantees or material restrictive covenants.

The Company determines if an arrangement is a lease at inception. Operating lease ROU assets are included in other assets, while current and long-term operating lease liabilities are included in accrued expenses and other current liabilities, and other long-term liabilities, respectively, on the Condensed Consolidated Balance Sheet as of March 31, 2019. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The present value of future lease payments are discounted using either the implicit rate in the lease, if known, or the Company’s incremental borrowing rate for the specific lease as of the lease commencement date. The ROU asset is also adjusted for any prepayments made or incentives received. The lease terms include options to extend or terminate the lease only to the extent it is reasonably certain any of those options will be exercised. Lease expense is recognized on a straight-line basis over the lease term. The Company accounts for lease components (e.g., fixed payments) separate from the non-lease components (e.g., common-area maintenance costs). The Company does not have any material financing leases.

The Company leases its office under an operating lease beginning March 1, 2014 and ending July 31, 2019.

The Company shares this  space and the related costs associated with this operating lease with a related party (see Note 5) that also performs legal services associated with the collection of delinquent assessments.  The Company entered into a sub-lease with an unrelated party but we stopped receiving such sub-lease rental income in September 2018. Net rent expense recognized for the three months ended March 31, 2019 and 2018 were approximated $51,000 and $19,000, respectively.

The following table presents components of lease expense for the three months ended March 31, 2019:

Three Months Ended March 31, 2019
Operating lease expense	$ 50,392
$ 50,392

The following table presents supplemental balance sheet information related to operating leases as of March 31, 2019:

	Balance Sheet Line Item	Three Months Ended March 31, 2019
Assets
ROU assets	Right of use asset, net	$ 24,259
Total lease assets		$ 24,259

Liabilities
Current lease liabilities	Lease liability	$9,215
Long-term lease liabilities	Lease liability	15,279
Total lease liabilities		$ 24,494

Weighted-average remaining lease term (in years)		2.5
Weighted-average discount rate		8.02%

The following table presents supplemental cash flow information and non-cash activity related to operating leases for the three months ended March 31, 2019:

Operating Leases
Operating cash flow information
Cash paid for amounts included in the measurement of lease liabilities	$ 2,191
Non-cash activity:
ROU assets obtained in exchange for lease liabilities	26,685

The following table presents maturities of operating lease liabilities on an undiscounted basis as of March 31, 2019:

Year	Operating Leases
2019 (excluding the three months ended March 31, 2019)	$ 6,842
2020	9,784
2021	7,868
$ 24,494

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

•

specialty health insurance broker (IIU, Inc) that was purchased on January 16, 2019, which provides global medical insurance products for international travelers, specializing in policies covering high-risk destinations, emerging markets and foreign travelers coming to the United States. All policies are fully underwritten with no claim risk remaining with IIU Inc.

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

Results of Operations

The Three Months Ended March 31, 2019 compared with the Three Months Ended March 31, 2018

Revenues

During the Three Months ended March 31, 2019, total revenues decreased by $201 thousand, or 20.9%, to $763 thousand from $963.7 thousand in the Three Months ended March 31, 2018.

Interest on delinquent association fees for the Three Months ended March 31, 2019 decreased $137 thousand or 24.8% even as the number of payoffs increased to 135 payoff occurrences as compared to 81 payoff occurrences for the three months ended March 31, 2018.   “Payoffs” consist of recovery of the entire legally collectible portion, or a settlement thereof, of our principal investment, accrued interest, and late fees owed to us from the proceeds of the Accounts collected by the Associations in accordance with our contracts with Associations. The decrease in revenue was due in part to a decrease in revenue per unit. The average revenue per unit per the Statement of Operations, excluding rental revenue decreased to $3,824 for the Three Months ended March 31, 2019 compared with $9,152 for the Three Months ended March 31, 2018.

We saw a decrease in rental revenue in the Three Months ended March 31, 2019 of $75 thousand to $148 thousand from $222 thousand for the Three Months ended March 31, 2018. This was due to a reduced number of rental units in 2019 as compared to 2018.

Our new acquisition generated $99 thousand of net commission revenue in the Three Months ended March 31, 2019 as compared to no revenue in the prior year.

Operating Expenses

During the Three Months ended March 31, 2019, operating expenses increased $239 thousand, or 24.6%, to $1,212 thousand from $973 thousand for the Three Months ended March 31, 2018. The increase in operating expenses can be attributed to various factors, including increased professional fees of $268 thousand primarily related to the IIU acquisition, $28 thousand increase in rental expenses offset in part by a reduction in staffing costs of $114 thousand resulting from fewer employees in 2019 as compared to the comparable period in 2018 offset. The overall increase in operating expenses was also due in part to a $76 thousand increase in operating expense associated with the IIU operating expenses that were not in the prior year.

Professional fees, excluding fees from the BLG service agreement, for the Three Months ended March 31, 2019 were approximately $357,000 compared with approximately $61,000 for the Three Months ended March 31, 2018.  In the ordinary course of our business, we are involved in numerous legal proceedings and expenses associated with acquisitions and corporate initiatives. We regularly initiate collection lawsuits, using our network of third party law firms, against debtors. In addition, debtors occasionally initiate litigation against us. The settlement costs of these lawsuits decreased by approximately $14,000 to approximately $2,000 compared with approximately $16,000 for the Three Months ended March 31, 2018.

Legal fees for BLG for the Three Months ended March 31, 2019 were $246 thousand compared to $274 thousand for the Three Months ended March 31, 2018. See Note 5. Due From Related Party for further discussion regarding the service agreements with BLG.

Interest Expense

During the Three Months ended March 31, 2019, the Company incurred $8 thousand as compared to $nil thousand of interest expense for the Three Months ended March 31, 2018.

Net Loss

During the Three Months ended March 31, 2019, the net loss was $457 thousand as compared to $9 thousand for the Three Months ended March 31, 2018.  The increase in the loss was primarily due to increased costs associated with the IIU purchase and a reduction in revenue.

Liquidity and Capital Resources

General

As of March 31, 2019, we had cash and cash equivalents of $3,379 thousand compared with $3,521 thousand at December 31, 2018. This increase was primarily driven by funds generated from a secondary equity offering.

Cash from Operations

Net cash used in operations was $270 thousand during the Three Months ended March 31, 2019 compared with $136 thousand during the Three Months ended March 31, 2018. This decline in cash used by operating activities was primarily driven by greater losses during  the Three Months ended March 31, 2019 compared to a smaller loss and improved management of working capital funds during the Three Months ended March 31, 2018.

Cash from Investing Activities

For the Three Months ended March 31, 2019 net cash provided by investing activities was $146 thousand as compared to net cash provided by investing activities of $64 thousand.  The increase arose from the greater proceeds from sale of real estate assets and acquiring $51 thousand from the the IIU business acquisition. Net collections from our finance receivables for the Three Months ended March 31, 2019 was $32 thousand compared to $63 thousand for the Three Months ended March 31, 2018. Our primary business relies on our ability to invest in Accounts, and during the Three Months ended March 31, 2019, the number of active Accounts has decreased compared with the Three Months ended March 31, 2018. This balance has been in consistent decline since 2012. This balance is very susceptible to housing market fluctuations in Florida.

Cash from Financing Activities

Net cash used in financing activities was $18 thousand for the Three Months ended March 31, 2019 compared with $53 thousand during the Three Months ended March 31, 2018. At March 31, 2019, the principal indebtedness of the Company was $4,283 thousand (excluding lease liability of $24 thousand) compared with $43 thousand at December 31, 2018 and $16 thousand at March 31, 2018. For the Three Months ended March 31, 2019 the Company repaid $41 thousand of principal repayments compared to $23 thousand principal repayments for the Three Months ended March 31, 2018 and $30 thousand of debt issue costs. During the Three Months ended March 31, 2019 the Company received $22 thousand from the exercise of warrants.

Debt of the Company consisted of the following at March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018 (Audited)
Financing agreement with FlatIron capital that is unsecured. Down payment of $28,125 was required upfront and equal installment payments of $8,701 to be made over a 10 month period. The note matures May 31, 2019. Annualized interest is 5.99%	$17,284	$42,875

Promissory note issued by a financial institution, bearing interest at 5.85%, interest and principal payments due monthly of $10,932. Note was issued on May 31, 2018 with original borrowings of $608,000 and subsequent borrowings of $141,000 and repayments of $51,000. The note matures on May 30, 2025 and can be prepaid at any time without penalty. This note is secured by the Company’s inventory, chattel paper, accounts, equipment and general intangible intangibles and deposit accounts.	683,592	-

Senior secured convertible note to Craven House Capital North America LLC, bearing interest at 3.0%. Note was issued on January 16, 2019 and matures on either January 14, 2019 or convertible into the Company's common shares at $2.41 per share. The beneficial conversion feature as of January 16, 2019 was zero.	3,581,982	-

	$4,282,858	$42,875

As of March 31, 2019, minimum required annual principal payments are as follows:

Years Ending
December 31,
Remainder 2019	$ 94,328
2020	3,679,742
2021	103,830
2022	110,150
2023	116,870
After 2023	177,938
$ 4,282,858

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are not required to make disclosures under this item.

Item 4.	Controls and Procedures

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2019. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of March 31, 2019 for the reasons discussed below. In addition, management identified the following material weaknesses in its assessment of the effectiveness of disclosure controls and procedures as of March 31, 2019:

The Company did not effectively segregate certain accounting duties due to the small size of its accounting staff.

A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Notwithstanding the determination that our internal control over financial reporting was not effective, as of March 31, 2019, and that there was a material weakness as identified in this Quarterly Report, we believe that our consolidated financial statements contained in this Quarterly Report fairly present our financial position, results of operations and cash flows for the years covered hereby in all material respects.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the section entitled “Risk Factors” in our Annual Report Form 10-K for the fiscal year ended December 31, 2018.

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

As of March 31, 2019, we have used $9.0 million of the net proceeds, to repurchase a non-controlling interest ($0.25 million), repay a debt ($3.11 million), make interest payments ($0.89 million), fund our original product ($0.34 million), fund our New Neighbor Guaranty program ($0.71 million) and make real estate owned investments ($0.57 million).  The remainder of the funds have been invested in accordance with our investment policy as well as used in normal operations of the Company.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

LM FUNDING AMERICA, INC.

Date: May 15, 2019	By:	/s/ Bruce M. Rodgers
Bruce M. Rodgers
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: May 15, 2019	By:	/s/ Richard Russell
Richard Russell
Chief Financial Officer
(Principal Accounting Officer)