Form 10-Q
period 2019-06-30
LM FUNDING AMERICA, INC.
filed 2019-08-14
CIK 1640384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 001-37605

LM FUNDING AMERICA, INC.

(Exact name of Registrant as specified in its charter)

Delaware	47-3844457
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

1200 West Platt Street Suite 1000 Tampa, FL	33606
(Address of principal executive offices)	(Zip code)

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

The registrant had 3.1 million shares of Common Stock, par value $0.001 per share, outstanding as of August 14, 2019.

LM FUNDING AMERICA, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

LM Funding America, Inc. and Subsidiaries Condensed Consolidated Balance Sheets

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Cash	$3,093,733	$3,520,753
Finance receivables:
Original product - net (Note 3)	329,770	425,012
Special product - New Neighbor Guaranty program, net of allowance for credit losses of (Note 4)	157,169	237,043
Prepaid expenses and other assets	112,767	155,420
Due from related party (Note 5)	-	25,507
Fixed assets, net (Note 1)	30,328	33,818
Real estate assets owned (Note 1)	46,533	122,604
Operating lease - right of use assets (Note 8)	21,833	-
Other investments (Note 1)	-	1,507,375
Goodwill (Note 2)	5,689,586	-
Other Assets	42,036	32,036
Total assets	$9,523,755	$6,059,568

LIABILITIES AND STOCKHOLDERS' EQUITY
Note payable	$660,793	$42,875
Related party convertible note payable	3,461,782
Due from related party (Note 5)	6,888
Operating lease liability (Note 8)	22,259	-
Accounts payable and accrued expenses	359,160	188,354
Tax liability	14,226	-
Other liabilities and obligations	68,268	19,690
Total liabilities	4,593,376	250,919
Stockholders’ equity:
Common stock, par value $.001; 30,000,000 shares authorized; 3,134,261 and 3,124,961 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	3,134	3,125
Additional paid-in capital	17,324,650	17,295,408
Accumulated deficit	(12,397,405)	(11,489,884)
Total stockholders’ equity	4,930,379	5,808,649
Total liabilities and stockholders’ equity	$9,523,755	$6,059,568

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

LM Funding America, Inc. and Subsidiaries Condensed Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Interest on delinquent association fees	$463,738	$564,593	$878,013	$1,115,455
Administrative and late fees	43,314	50,301	82,807	118,629
Recoveries in excess of cost - special product	4,502	(8,437)	26,272	59,100
Underwriting and other revenues	74,791	53,625	115,515	108,186
Net commission revenue	181,391	-	280,159	-
Rental revenue	72,285	217,904	219,954	440,349
Total revenues	840,021	877,986	1,602,720	1,841,719

Operating Expenses:
Staff costs and payroll	375,677	298,651	664,075	700,934
Professional fees	547,823	121,577	1,150,535	456,684
Settlement costs with associations	38,286	11,403	40,178	27,115
Selling, general and administrative	126,362	79,667	237,633	152,215
Provision for credit losses	(7,375)	-	(7,375)	581
Real estate management and disposal	100,306	162,578	297,434	281,940
Depreciation and amortization	20,782	22,156	39,902	44,311
Collection costs	9,786	29,560	(13,301)	30,162
Other operating expenses	16,191	7,578	30,687	11,879
Total operating expenses	1,227,838	733,170	2,439,768	1,705,821
Operating income (loss)	(387,817)	144,816	(837,048)	135,898
Interest expense	62,686	94,576	70,473	94,576
Gain on litigation	-	(405,000)	-	(405,000)
Income (loss) before income taxes	(450,503)	455,240	(907,521)	446,322
Income tax benefit	-	-	-	-
Net income (loss)	$(450,503)	$455,240	$(907,521)	$446,322

Income (loss) per share:
Basic	$(0.14)	$0.73	$(0.29)	$0.71
Diluted	(0.14)	0.73	(0.29)	0.71
Weighted average number of common shares outstanding:
Basic	3,134,261	625,319	3,133,106	625,319
Diluted	3,134,261	625,319	3,133,106	625,319

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

LM Funding America, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Six Months ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(907,521)	$446,322

Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization	32,550	44,311
Right to use asset depreciation	4,852	-
Stock compensation	6,931	7,769
Amortization of debt discount	-	75,638
Amortization of debt issuance costs	-	5,705
Gain on litigation	-	(405,000)

Change in assets and liabilities
Prepaid expenses and other assets	52,389	(51,901)
Accounts payable and accrued expenses	89,329	(174,887)
Advances (repayments) to related party	32,395	71,289
Other liabilities	48,578	(22,277)
Lease liability payments	(4,426)	-
Deferred taxes	(14,200)	-
Net cash used in operating activities	(659,123)	(3,031)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net collections of finance receivables - original product	95,242	133,250
Net collections of finance receivables - special product	79,874	70,635
Net cash received from business acquisition	51,327	-
Proceeds for real estate assets owned	64,101	32,544

Net cash provided by investing activities	290,544	236,429

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowing	-	500,000
Principal repayments	(80,761)	(39,028)
Exercise of warrants	22,320	-
Debt issue costs	-	(82,382)
Net cash provided by (used in) financing activities	(58,441)	378,590

NET INCREASE (DECREASE) IN CASH	(427,020)	611,988

CASH - BEGINNING OF YEAR	3,520,753	590,394
CASH - END OF YEAR	$3,093,733	$1,202,382

SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION
Cash paid for interest	$16,743	$-
SUPPLEMENTAL DISCLOSURES OF NON-CASHFLOW INFORMATION
Non Cash - insurance financing	-	87,012
Non Cash - debt discount - warrants	-	154,676
ROU asset obligation recognized	$26,685	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LM Funding America, Inc. and Subsidiaries Consolidated Statements of Changes in Stockholders’ Equity

For the Three and Six Months Ended June 30, 2019 and 2018
(unaudited)

	Common Stock		Additional paid-in capital	Accumulated Deficit
	Shares	Amount	Additional paid-in capital	Accumulated Deficit	Total Equity

Balance - December 31, 2017	625,318	$625	$11,914,083	$(11,017,725)	$896,983
Stock option expense	-	-	(540)	-	(540)
Net loss	-	-	-	(8,918)	(8,918)
Balance - March 31, 2018	625,318	$625	$11,913,543	$(11,026,643)	$887,525
Stock option expense	-	-	8,309	-	8,309
Warrants issued	-	-	154,676		154,676
Net income	-	-	-	455,240	455,240
Balance - June 30, 2018	625,318	$625	$12,076,528	$(10,571,403)	$1,505,750

Balance - December 31, 2018	3,124,961	$3,125	$17,295,408	$(11,489,884)	$5,808,649
Warrants exercised for cash	9,300	9	22,311	-	22,320
Stock option expense	-	-	3,500	-	3,500
Net loss	-	-	-	(457,018)	(457,018)
Balance - March 31, 2019	3,134,261	$3,134	$17,321,219	$(11,946,902)	$5,377,451
Stock option expense	-	-	3,431	-	3,431
Net loss	-	-	-	(450,503)	(450,503)
Balance - June 30, 2019	3,134,261	3,134	17,324,650	(12,397,405)	4,930,379

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in the annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The interim condensed consolidated financial statements as of June 30, 2019 and for the three and six months ended June 30, 2019 and June 30, 2018, respectively are unaudited. In the opinion of management, the interim condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of the results for the interim periods. The accompanying condensed consolidated balance sheet as of December 31, 2018, is derived from the audited consolidated financial statements presented in the Company’s Annual Report on Form 10-K for fiscal the year ended December 31, 2018.

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

Finance Receivables

Finance receivables are recorded at the amount funded or cost (by unit). The Company evaluates its finance receivables at each period end for losses that are considered probable and can be reasonably estimated in accordance with ASC 450-20. As discussed above, recoverability of funded amounts under the Company’s original product is generally assured because of the protection of the Super Lien Amount. However, the Company did have an accrual at June 30, 2019 and December 31, 2018 for an allowance for credit losses for this program of $112,552 and $194,000.

Under the New Neighbor Guaranty program (special product), the Company funds amounts in excess of the Super Lien Amount. When evaluating the carrying value of its finance receivables, the Company looks at the likelihood of future cash flows based on historical payoffs, the fair value of the underlying real estate, the general condition of the community association in which the unit exists, and the general economic real estate environment in the local area. The Company estimated an allowance for credit losses for this program of $20,015 as of June 30, 2019 and $40,758 at December 31, 2018 under ASC 450-20 related to its New Neighbor Guaranty program.

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

During the six months ended June 30, 2019 and 2018, write offs charged against the allowance for credit losses were $20,743 and $6,894, respectively. Any losses greater than the recorded allowance will be recognized as expenses. Under the Company’s revenue recognition policies, all finance receivables (original product and special product) are classified as nonaccrual.

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

The Company capitalizes costs incurred to acquire real estate owned properties and any costs incurred to get the units in a condition to be rented.  These costs include, but are not limited to, renovation/rehabilitation costs, legal costs, and delinquent taxes.  These costs are depreciated over the estimated minimum time period the Company expects to maintain possession of the units.  Costs incurred for unencumbered units are depreciated over 20 years and costs for units subject to a first mortgage are depreciated over 3 years.  As of June 30, 2019 and December 31, 2018, capitalized real estate costs, net of accumulated depreciation, were $46,533 and $122,604, respectively.

During the three and six-month periods ended June 30, 2019 and 2018, depreciation expense was $5,526 and $11,969, respectively for 2019 and $11,323 and $22,645, respectively for 2018.

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

Fixed Assets

The Company capitalizes all acquisitions of fixed assets in excess of $500. Fixed assets are stated at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the assets. Fixed assets are comprised of furniture, computer and office equipment with an assigned useful life of 3 to 5 years. Fixed assets also include capitalized software costs. Capitalized software costs include costs to develop software to be used solely to meet the Company’s internal needs, consist of employee salaries and benefits and fees paid to outside consultants during the application development stage, and are amortized over their estimated useful life of 5 years. As of June 30, 2019 and December 31, 2018, capitalized software costs, net of accumulated amortization, was $10,322 and $21,951, respectively. Amortization expense for capitalized software costs for the three and six month periods ended June 30, 2019 was $5,815 and $11,630, respectively for 2019 and $5,815 and $11,630, respectively for 2018.

Right to Use Assets

The Company capitalizes all leased assets pursuant to ASU 2016-02, "Leases (Topic 842)," which requires lessees to recognize right-of-use assets and lease liability, initially measured at present value of the lease payments, on its balance sheet for leases with terms longer than 12 months and classified as either financing or operating leases.  As of June 30, 2019, right to use assets, net of accumulated amortization, was $21,833. Amortization expense for right to use assets for the three and six month period ended June 30, 2019 was $2,426  and $4,852, respectively while the payments totaled $5,422 for the six months ended June 30, 2019.

Other Assets

On November 2, 2018, the Company invested cash by purchasing a Securities Purchase Agreement (the “IIU SPA”) from IIU Inc. (“IIU”), a synergistic Virginia based travel insurance brokerage company controlled by Craven House N.A. (whose ownership excluding unexercised warrants is approximately 25% of the Company’s outstanding stock as of June 30, 2019), pursuant to which IIU issued to the Company a Senior Convertible Promissory Note (“IIU Note”) in the original principal amount of $1,500,000 in exchange for a purchase price of $1,500,000.  The maturity date of the Note is 360 dates after the date of issuance (subject to acceleration upon an event of default).  The Note carries a 3.0% interest rate, with accrued but unpaid interest being payable on the Note’s maturity date.

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

The Board of Directors of LMFA approved the purchase of IIU. LMFA purchased 100% of the outstanding stock of IIU for $4,969,000.  LMFA paid the Purchase Price at closing as follows:

•	Cancellation by LMFA of all principal and accrued interest of IIU’s Promissory Note dated November 3, 2018 and issued to LMFA for principal indebtedness and accrued interest of $1,507,375.

•

LMFA issued to Craven a $3,581,982 Convertible Promissory Note (“Craven note”) for the balance of the Purchase Price.  At the option of Craven, the Convertible Note may be paid in restricted common shares of LMFA or cash.  The Convertible Note shall bear simple interest at 3% per annum.  The Convertible Note shall be due and payable 360 days from the Closing Date. If repaid by LMFA in restricted common stock, the outstanding principal and interest of the Convertible Note shall be paid by LMFA by issuing to Seller a number of restricted common shares equal to the adjusted principal and accrued interest owing on the Convertible Note divided by $2.41. As a result of provisions in the purchase agreement, the note principal was reduced by $120,200 arising from lower than expected Closing Cash and Net Working Capital. Craven had verbally agreed to extend repayment of this Convertible Promissory Note 12 months from April 15, 2019.

As such, the $1.5 million note was cancelled as of January 16, 2019.

Goodwill

Goodwill represents the excess purchase price of acquired businesses over the fair value of the net assets acquired. Goodwill is not amortized, but instead is tested for impairment annually or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable.

We had goodwill of $5.7 million on our Consolidated Balance Sheet at June 30, 2019, which represents amounts for the IIU acquisition.  For purposes of the 2019 annual test, we will elect to perform a qualitative assessment to assess whether it was more likely than not that the fair value of these reporting units exceeded their respective carrying values. In performing these assessments, management will relay on a number of factors including, but not limited to, macroeconomic conditions, industry and market considerations, cost factors that would have a negative effect on earnings and cash flows, overall financial performance compared with forecasted projections in prior periods, and other relevant reporting unit events, the impact of which are all significant judgments and estimates.  This assessment was performed as of June 30, 2019 and showed no impairment.

Debt Issue Costs

The Company capitalizes all debt issue costs and amortizes them on a method that approximates the effective interest method over the remaining term of the note payable. The Company did not have any unamortized debt issue costs at June 30, 2019 and  at December 31, 2018. Any costs will be presented in the accompanying condensed consolidated balance sheets as other assets until the loan proceeds are received which at that time will be reclassified as a direct deduction from the carrying amount of that debt liability in accordance with Accounting Standards Update (“ASU”) 2015-03 (see below). The Company adopted this new standard in the first quarter of fiscal 2016. The adoption of this standard did not have a material impact on the Company's consolidated financial position and had no impact on its consolidated income or cash flows. In addition, the amortization of debt issuance costs is to be reported as interest expense under ASU 2015-03 (ASC 835-30-45-3).

Settlement Costs with Associations

Community associations working with the Company will at times incur costs in connection with litigation initiated by the Company against property owners and or mortgage holders. These costs include settlement agreements whereby the community association agrees to pay some monetary compensation to the opposing party or judgments against the community associations for fees of opposing legal counsel or other damages awarded by the courts. The Company indemnifies the community association for these costs pursuant to the provisions of the agreement between the Company and the community association. Costs incurred by the Company for these indemnification obligations for the three and six months ended June 30, 2019 and 2018 were approximately $38,000  and $40,000, respectively for 2019 and $11,000  and $27,000, respectively for 2018. The Company does not limit its indemnification based on amounts ultimately collected from property owners.

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

The anti-dilutive stock based compensation awards consisted of:

	As of June 30,
	2019	2018
Stock Options	19,300	19,800
Stock Warrants	2,754,287	160,000

As part of its initial public offering, on October 23, 2015 the Company issued warrants that allowed for the right to purchase 120,000 shares of common stock at an average exercise price of $125.00 per share. These warrants expire in the year 2020.

On October 31, 2018, the Company issued warrants as part of its secondary offering that allowed for the right to purchase 2,500,000 shares of common stock at an exercise price of $2.40 per share. These warrants expire in the year 2023.  During the three and six months ended June 30, 2019, warrants for 9,300 shares were exercised for $22,320.

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

Non-cash Financing and Investing Activities

During the six months ended June 30, 2019 and 2018, the Company acquired unencumbered title to certain properties as a result of foreclosure proceedings.  Properties were recorded at fair value less cost to dispose of approximately $0 and $0, respectively.  The fair value of these properties was first applied to recover the Company’s initial investment with any remaining proceeds applied to interest, late fees, and other amounts owed by the property owner.

During the six months ended June 30, 2019, the Company acquired IIU which included assets and liabilities listed in Note 2.

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

Note 2. Goodwill and Acquisition

On January 16, 2019 , the Company, acquired 100% of the share capital of  IIU, Inc and its wholly-owned subsidiary Wallach and Company, health insurance broker, (for the initial consideration of $5,089,357 which was paid with a forgiven note to Craven House Capital North American LLC (“Craven”) of $1,507,375 plus a convertible senior note for $3,581,982. Net cash received in the business acquisition was $51,327. The note was subsequently reduced by $120,200 for the closing cash and net working capital adjustment.

The following table summarizes the approximate consideration paid and the amounts of the identified assets acquired and liabilities assumed at the acquisition date:

January 16, 2019
Total adjusted purchase price	$4,969,200

Recognized preliminary amounts of identifiable assets acquired and (liabilities assumed), at fair value:
Cash	51,300
Prepaid and other current assets	5,200
Profit on purchased policies	14,600
Property, plant and equipment	17,100
Accounts payable	(5,100)
Accrued expenses and other liabilities	(62,686)
Income taxes	(28,500)
Deferred revenue	(9,300)
Debt	(703,000)
Preliminary estimate of the fair value of assets and liabilities assumed	(720,386)

Goodwill	$5,689,586

The accompanying unaudited pro forma statements of operations presents the accounts of LM Funding and IIU for the six- months ended June 30, 2019 and June 30, 2018, assuming the acquisition occurred on January 1, 2018:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018

Revenues:	840,021	1,077,981	1,617,288	2,182,073
Net commission revenue	840,021	1,077,981	1,617,288	2,182,073

Operating Expenses:	1,227,838	867,977	2,452,886	1,981,074
Operating income (loss)	(387,817)	210,004	(835,598)	200,999
Investment income	-	(110,335)		(32,668)
Gain on litigation	-	(405,000)	-	(405,000)
Interest expense	62,686	94,576	70,473	94,576
Income (loss) before income taxes	(450,503)	630,763	(906,071)	544,091
Income tax benefit	-	-	(14,226)	-
Net income (loss)	$(450,503)	$630,763	$(891,845)	$544,091

Income (loss) per share:
Basic	$(0.14)	$1.01	$(0.28)	$0.87
Diluted	(0.14)	1.01	(0.28)	0.87
Weighted average number of common shares outstanding:
Basic	3,134,261	625,319	3,133,106	625,319
Diluted	3,134,261	625,319	3,133,106	625,319

IIU generated $280,159 of net commission revenue from January 16, 2019 to June 30, 2019 and $178,023 of operating expenses plus $16,778 of interest expense.

Note 3. Finance Receivables – Original Product

The Company’s original funding product provides financing to community associations only up to the secured or “Super Lien Amount” as discussed in Note 1.  Finance receivables for the original product as of June 30, 2019 and December 31, 2018 based on the year of funding are approximately as follows:

	June 30, 2019	December 31, 2018 (Audited)
Funded during the current year	$30,000	$79,000
1-2 years outstanding	35,000	35,000
2-3 years outstanding	27,000	18,000
3-4 years outstanding	13,000	7,000
Greater than 4 years outstanding	338,000	411,000
	443,000	550,000
Reserve for credit losses	(113,000)	(125,000)
	$330,000	$425,000
Number of active units with delinquent assessments	692	826
Amount of outstanding interest and late fees on active units	$10,408,000	$11,268,000

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

As of December 31, 2018, maximum future contingent payments under these arrangements was approximately $249,000.

Delinquent assessments and accrued charges under these arrangements as of June 30, 2019 and December 31 2018, are as follows:

	June 30, 2019	December 31, 2018 (Audited)
Finance receivables, net	$157,000	$237,000
Delinquent assessments	495,000	707,000
Accrued interest and late fees	305,000	465,000
Number of active units with delinquent assessments	51	58

Allowance for credit losses are recorded for losses that are considered “probable” and can be “reasonably estimated” in accordance with ASC 450-20.  Recoverability of the Company’s Original Product is generally assured because of the protection of the Super Lien under Florida statute and as such no allowance is recorded.

Credit losses on the NNG product were estimated by the Company based on analyzing the investment in each unit and comparing that balance to the average payout for completed units for the past 12 months. The allowance for losses based on these analyses, had a remaining balance of $20,000 and $41,000 as of June 30, 2019 and December 31, 2018, respectively.

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

Under the new agreement, the Company pays BLG a fixed monthly fee of $82,000 for services rendered.  The Company will continue to pay BLG a minimum per unit fee of $700 in any case where there is a collection event and BLG receives no payment from the property owner.  This provision has been expanded to also include any unit where the Company has taken title to the unit or where the association has terminated its contract with either BLG or the Company.

Amounts expensed by the Company to BLG for the three and six months ended June 30, 2019 and 2018, respectively were approximately $291,000  and $536,000, respectively for 2019 and $218,000  and $492,000, respectively for 2018.  As of June 30, 2019 and December 31, 2018, receivables from property owners for charges ultimately payable to BLG approximate $2,222,000 and $2,753,000, respectively.

Under the related party agreement with BLG in effect during 2017 and 2018, the Company pays all costs (lien filing fees, process and serve costs) incurred in connection with the collection of amounts due from property owners.  Any recovery of these collection costs is accounted for as a reduction in expense incurred.  The Company incurred expenses related to these types of costs for the three and six months ended June 30, 2019 and 2018 were $62,000 and $109,000, respectively for 2019 and $107,000  and $173,000, respectively for 2018. Recoveries during the three and six months ended June 30, 2019 and 2018, related to those costs were approximately $52,000  and $122,000, respectively for 2019 and $78,000 and $143,000, respectively for 2018.

The Company also shares office space and related common expenses with BLG.  All shared expenses, including rent, are charged to the legal firm based on an estimate of actual usage.  Any expenses of BLG paid by the Company that have not been reimbursed or settled against other amounts are reflected as due from related parties in the accompanying consolidated balance sheet.

Amounts receivable from (payable to) BLG as of June 30, 2019 and December 31, 2018 were approximately $(77,900) and $25,500, respectively.

As of June 30, 2019, Craven House Capital North America, LLC owes $71,000 to IIU.

Note 6. Debt and Other Financing Arrangements

	June 30, 2019	December 31, 2018 (Audited)
Financing agreement with FlatIron capital that is unsecured. Down payment of $28,125 was required upfront and equal installment payments of $8,701 to be made over a 10 month period. The note matures May 31, 2019. Annualized interest is 5.99%	$-	$42,875

Senior secured convertible note to Craven House Capital North America LLC (Related Party), bearing interest at 3.0%. Note was issued on January 16, 2019 and matures on either January 14, 2019 or convertible into 1,436,424 shares of the Company's common shares. The beneficial conversion feature as of January 16, 2019 was zero.	3,461,782	-

Promissory note issued by a financial institution, bearing interest at 5.85%, interest and principal payments due monthly of $10,932. Note was issued on May 31, 2018 with original borrowings of $608,000 and subsequent borrowings of $141,000 and repayments of $51,000. The note matures on May 30, 2025 and can be prepaid at any time without penalty. This note is secured by the Company’s inventory, chattel paper, accounts, equipment and general intangible intangibles and deposit accounts.	660,793

	$4,122,575	$42,875

Note 7. Going Concern

On August 27, 2014, FASB issued ASU 2014-05, Disclosure of Uncertainties about an Entity’s ability to Continue as a Going Concern, which requires management to assess a company’s ability to continue as a going concern within one year from financial statement issuance and to provide related footnote disclosures in certain circumstances.

The Company has experienced significant operating losses over the past 3 years (2016 through 2019) with cumulative losses of approximately $12,397,000. These losses resulted in the usage of all cash proceeds from the Company’s initial public offering in 2015. The Company’s net cash used in operating activities for the six months ended June 30, 2019 was approximately 659,000 and net working capital is a negative $243,000. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Under a purchase agreement dated January 16, 2019, the Company owes Craven $3,461,782 which may be converted into common stock or paid in cash by January 16, 2020.

The Company will explore ways to either convert the Craven note into common stock or explore options to refinance the Craven note by unlocking value across a range of assets, including exploring ways to maximize the value of our unsecured debt owed by current and former owners of the condominium units.

The Company has a history of refinancing debt and management is confident that it will be able to successfully refinance the current Craven note and/or obtain new financing to pay off the Craven note.

However, we cannot predict, with certainty, the outcome of our actions to generate liquidity, including the availability of additional debt financing, or whether such actions would generate the expected liquidity as currently planned.

Note 8. Commitments and Contingencies

Leases

The Company leases certain office space, construction and office equipment, vehicles and temporary housing generally under non-cancelable operating leases. Leases with an initial term of one year or less are not recorded on the balance sheet, and the Company generally recognizes lease expense for these leases on a straight-line basis over the lease term. As of June 30, 2019, the Company’s operating leases have remaining lease terms ranging from less than one year to 3 years, some of which include options to renew the leases. The exercise of lease renewal options is generally at the Company’s sole discretion. The Company’s leases do not contain any material residual value guarantees or material restrictive covenants.

The Company determines if an arrangement is a lease at inception. Operating lease ROU assets are included in other assets, while current and long-term operating lease liabilities are included in accrued expenses and other current liabilities, and other long-term liabilities, respectively, on the Condensed Consolidated Balance Sheet as of June 30, 2019. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The present value of future lease payments are discounted using either the implicit rate in the lease, if known, or the Company’s incremental borrowing rate for the specific lease as of the lease commencement date. The ROU asset is also adjusted for any prepayments made or incentives received. The lease terms include options to extend or terminate the lease only to the extent it is reasonably certain any of those options will be exercised. Lease expense is recognized on a straight-line basis over the lease term. The Company accounts for lease components (e.g., fixed payments) separate from the non-lease components (e.g., common-area maintenance costs). The Company does not have any material financing leases.

The Company leases its office under an operating lease beginning March 1, 2014 and ending July 31, 2019. It also has a month to month lease for its IIU operations.

The Company shares this  space and the related costs associated with this operating lease with a related party (see Note 5) that also performs legal services associated with the collection of delinquent assessments.  The Company entered into a sub-lease with an unrelated party but we stopped receiving such sub-lease rental income in September 2018. Net rent expense recognized for the three and six months ended June 30, 2019 and 2018 were approximated 50,000  and $97,000, respectively for 2019 and $25,000  and $44,000, respectively for 2018.

The following table presents components of lease expense for the six months ended June 30, 2019:

Six Months Ended June 30, 2019
Operating lease expense	$ 97,301
$ 97,301

The following table presents supplemental balance sheet information related to operating leases as of June 30, 2019:

	Balance Sheet Line Item	Six Months Ended June 30, 2019
Assets
ROU assets	Right of use asset, net	$ 21,833
Total lease assets		$ 21,833

Liabilities
Current lease liabilities	Lease liability	$9,401
Long-term lease liabilities	Lease liability	12,858
Total lease liabilities		$ 22,259

Weighted-average remaining lease term (in years)		2.5
Weighted-average discount rate		8.02%

The following table presents supplemental cash flow information and non-cash activity related to operating leases for the six months ended June 30, 2019:

Operating Leases
Operating cash flow information
Cash paid for amounts included in the measurement of lease liabilities	$ 4,426
Non-cash activity:
ROU assets obtained in exchange for lease liabilities	26,685

The following table presents maturities of operating lease liabilities on an undiscounted basis as of June 30, 2019:

Year	Operating Leases
2019 (excluding the six months ended June 30, 2019)	$ 4,607
2020	9,784
2021	7,868
$ 22,259

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

Results of Operations – Three Months

The Three Months Ended June 30, 2019 compared with the Three Months Ended June 30, 2018

Revenues

During the Three Months ended June 30, 2019, total revenues decreased by $38 thousand, or 4.3%, to $840 thousand from $878.0 thousand in the Three Months ended June 30, 2018.

Interest on delinquent association fees for the Three Months ended June 30, 2019 decreased $101 thousand or 17.9% as the number of payoffs decreased to 119 payoff occurrences as compared to 151 payoff occurrences for the three months ended June 30, 2018.   “Payoffs” consist of recovery of the entire legally collectible portion, or a settlement thereof, of our principal investment, accrued interest, and late fees owed to us from the proceeds of the Accounts collected by the Associations in accordance with our contracts with Associations. The decrease in payoff occurrences was offset in part due to an increase in revenue per unit. The average revenue per unit per the Statement of Operations, excluding rental revenue and net commission revenue increased to $6,452 for the Three Months ended June 30, 2019 compared with $4,370 for the Three Months ended June 30, 2018.

We saw a decrease in rental revenue in the Three Months ended June 30, 2019 of $146 thousand to $72 thousand from $218 thousand for the Three Months ended June 30, 2018. This was due to a reduced number of rental units in 2019 as compared to 2018.

Our new acquisition generated $181 thousand of net commission revenue in the Three Months ended June 30, 2019 as compared to no revenue in the prior year.

Operating Expenses

During the Three Months ended June 30, 2019, operating expenses increased $495 thousand, or 67.5%, to $1,228 thousand from $733 thousand for the Three Months ended June 30, 2018. The increase in operating expenses can be attributed to various factors, including increased professional fees of $426 thousand primarily related to the IIU acquisition and expenses associated with strategic shift alternatives, increased staffing costs of $77 thousand resulting from more employees in 2019 (due in part to $33 thousand associated with the IIU acquisition) as compared to the comparable period in 2018, offset in part by a reduction in real estate management expenses of $62 thousand. The overall increase in operating expenses was also due in part to a $101 thousand increase in operating expense associated with the IIU operating expenses that were not in the prior year.

Professional fees, excluding fees from the BLG service agreement, for the Three Months ended June 30, 2019 were approximately 257,000 compared with approximately negative $96,000 for the Three Months ended June 30, 2018. In 2018, we received a $200K insurance reimbursement for legal fees.  In the ordinary course of our business, we are involved in numerous legal proceedings and expenses associated with acquisitions and corporate initiatives. We regularly initiate collection lawsuits, using our network of third party law firms, against debtors. In addition, debtors occasionally initiate litigation against us. The settlement costs of these lawsuits increased by approximately $27,000 to approximately $38,000 compared with approximately $11,000 for the Three Months ended June 30, 2018.

Legal fees for BLG for the Three Months ended June 30, 2019 were $291 thousand compared to $218 thousand for the Three Months ended June 30, 2018. See Note 5. Due From Related Party for further discussion regarding the service agreements with BLG.

Interest Expense

During the Three Months ended June 30, 2019, the Company incurred $63 thousand as compared to $95 thousand of interest expense for the Three Months ended June 30, 2018.

Gain (Loss) on Litigation

During the Three Months ended June 30, 2018, the Company reassessed its class action litigation and adjusted the $505,000 class action accrual that was incurred during the Three Months ended June 30, 2017 to $100,000 with the $405,000 change reflected as income

Net Loss (Income)

During the Three Months ended June 30, 2019, the net loss was $451 thousand as compared to net income of $455 thousand for the Three Months ended June 30, 2018.  The increase in the loss was primarily due to increased costs associated with the IIU purchase, fees associated with a strategic shift and a reduction in revenue.

The Six Months Ended June 30, 2019 compared with the Six Months Ended June 30, 2018

Revenues

During the Six months ended June 30, 2019, total revenues decreased by $239 thousand, or 13.0%, to $1,603 thousand from $1,842 thousand in the Six months ended June 30, 2018.

Interest on delinquent association fees for the Six months ended June 30, 2019 decreased $237 thousand or 21.3% even as the number of payoffs increased to 254 payoff occurrences as compared to 232 payoff occurrences for the six months ended June 30, 2018.   “Payoffs” consist of recovery of the entire legally collectible portion, or a settlement thereof, of our principal investment, accrued interest, and late fees owed to us from the proceeds of the Accounts collected by the Associations in accordance with our contracts with Associations. The decrease in revenue was due in part to a decrease in revenue per unit. The average revenue per unit per the Statement of Operations, excluding rental revenue and net commission revenue decreased to $5,444 for the Six months ended June 30, 2019 compared with $6,040 for the Six months ended June 30, 2018.

We saw a decrease in rental revenue in the Six months ended June 30, 2019 of $220 thousand to $220 thousand from $440 thousand for the Six months ended June 30, 2018. This was due to a reduced number of rental units in 2019 as compared to 2018.

Our new acquisition generated $280 thousand of net commission revenue in the Six months ended June 30, 2019 as compared to no revenue in the prior year.

Operating Expenses

During the Six months ended June 30, 2019, operating expenses increased $734 thousand, or 43.0%, to $2,440 thousand from $1,706 thousand for the Six months ended June 30, 2018. The increase in operating expenses can be attributed to various factors, including increased professional fees of $694 thousand primarily related to the IIU acquisition, expenses associated with strategic shift alternatives, offset in part by a reduction in staffing costs of $37 thousand even after adding $63 thousand of staffing costs for IIU, as compared to the comparable period in 2018 offset. The overall increase in operating expenses was also due in part to a $189 thousand increase in operating expense associated with the IIU operating expenses that were not in the prior year.

Professional fees, excluding fees from the BLG service agreement, for the Six months ended June 30, 2019 were approximately $614,000 compared with approximately negative $35,000 for the Six months ended June 30, 2018.  In the ordinary course of our business, we are involved in numerous legal proceedings and expenses associated with acquisitions and corporate initiatives. We regularly initiate collection lawsuits, using our network of third party law firms, against debtors. In addition, debtors occasionally initiate litigation against us. The settlement costs of these lawsuits increased by approximately $13,000 to approximately $40,000 compared with approximately $27,000 for the Six months ended June 30, 2018.

Legal fees for BLG for the Six months ended June 30, 2019 were $537 thousand compared to $492 thousand for the Six months ended June 30, 2018. See Note 5. Due From Related Party for further discussion regarding the service agreements with BLG.

Interest Expense

During the Six months ended June 30, 2019, the Company incurred $70 thousand as compared to $95 thousand of interest expense for the Six months ended June 30, 2018.

Loss on Litigation

During the Six Months ended June 30, 2018, the Company reassessed its class action litigation and adjusted the $505,000 class action accrual that was incurred during the Six Months ended June 30, 2017 to $100,000 with the $405,000 change reflected as income.

Net Loss (Income)

During the Six months ended June 30, 2019, the net loss was $908 thousand as compared to net income of $446 thousand for the Six months ended June 30, 2018.  The loss was primarily due to increased costs associated with the IIU purchase and a reduction in revenue.

Liquidity and Capital Resources

General

As of June 30, 2019, we had cash and cash equivalents of $3,094 thousand compared with $3,521 thousand at December 31, 2018. This increase was primarily driven by funds generated from a secondary equity offering.

Cash from Operations

Net cash used in operations was $659 thousand during the Six Months ended June 30, 2019 compared with $3 thousand during the Six Months ended June 30, 2018. This increase in cash used by operating activities was primarily driven by greater losses during  the Six Months ended June 30, 2019 compared to a smaller loss during the Six Months ended June 30, 2018, offset in part by improved management of working capital funds.

Cash from Investing Activities

For the Six Months ended June 30, 2019 net cash provided by investing activities was $290 thousand as compared to net cash provided by investing activities of $236 thousand for the six months ended June 30, 2018.  The increase primarily arose from acquiring $51 thousand from the IIU business acquisition. Net collections from our finance receivables for the Six Months ended June 30, 2019 was $175 thousand compared to $203 thousand for the Six Months ended June 30, 2018. Our primary business relies on our ability to invest in Accounts, and during the Six Months ended June 30, 2019, the number of active Accounts has decreased compared with the Six Months ended June 30, 2018. This balance has been in consistent decline since 2012. This balance is very susceptible to housing market fluctuations in Florida.

Cash from Financing Activities

Net cash used in financing activities was $58 thousand for the Six Months ended June 30, 2019 compared with net cash provided by financing activities of $379 thousand during the Six Months ended June 30, 2018. At June 30, 2019, the principal indebtedness of the Company was $4,122 thousand (excluding lease liability of $22 thousand) compared with $43 thousand at December 31, 2018 and $587 thousand at June 30, 2018. For the Six Months ended June 30, 2019 the Company repaid $81 thousand of principal repayments compared to $39 thousand principal repayments for the Six Months ended June 30, 2018 and $82 thousand of debt issue costs incurred in 2018. During the Six Months ended June 30, 2019 the Company received $22 thousand from the exercise of warrants. During the Six Months ended June 30, 2018 the Company received $500 thousand from borrowings.

Debt of the Company consisted of the following at June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018 (Audited)
Financing agreement with FlatIron capital that is unsecured. Down payment of $28,125 was required upfront and equal installment payments of $8,701 to be made over a 10 month period. The note matures May 31, 2019. Annualized interest is 5.99%	$-	$42,875

Senior secured convertible note to Craven House Capital North America LLC (Related Party), bearing interest at 3.0%. Note was issued on January 16, 2019 and matures on either January 14, 2019 or convertible into 1,436,424 shares of the Company's common shares. The beneficial conversion feature as of January 16, 2019 was zero.	3,461,782	-

Promissory note issued by a financial institution, bearing interest at 5.85%, interest and principal payments due monthly of $10,932. Note was issued on May 31, 2018 with original borrowings of $608,000 and subsequent borrowings of $141,000 and repayments of $51,000. The note matures on May 30, 2025 and can be prepaid at any time without penalty. This note is secured by the Company’s inventory, chattel paper, accounts, equipment and general intangible intangibles and deposit accounts.	660,793

	$4,122,575	$42,875

As of June 30, 2019, minimum required annual principal payments are as follows:

Years Ending
December 31,
2019	$54,351
2020	3,559,546
2021	103,825
2022	110,153
2023	116,867
After 2023	177,833
$4,122,575

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are not required to make disclosures under this item.

Item 4.	Controls and Procedures

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2019. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of June 30, 2019 for the reasons discussed below. In addition, management identified the following material weaknesses in its assessment of the effectiveness of disclosure controls and procedures as of June 30, 2019:

The Company did not effectively segregate certain accounting duties due to the small size of its accounting staff.

A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Notwithstanding the determination that our internal control over financial reporting was not effective, as of June 30, 2019, and that there was a material weakness as identified in this Quarterly Report, we believe that our consolidated financial statements contained in this Quarterly Report fairly present our financial position, results of operations and cash flows for the years covered hereby in all material respects.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2019, we have used $9.0 million of the net proceeds, to repurchase a non-controlling interest ($0.25 million), repay a debt ($3.11 million), make interest payments ($0.89 million), fund our original product ($0.34 million), fund our New Neighbor Guaranty program ($0.71 million) and make real estate owned investments ($0.57 million).  The remainder of the funds have been invested in accordance with our investment policy as well as used in normal operations of the Company.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

LM FUNDING AMERICA, INC.

Date: August 14, 2019	By:	/s/ Bruce M. Rodgers
Bruce M. Rodgers
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: August 14, 2019	By:	/s/ Richard Russell
Richard Russell
Chief Financial Officer
(Principal Accounting Officer)