Form 10-Q
period 2019-09-30
LM FUNDING AMERICA, INC.
filed 2019-11-14
CIK 1640384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

The registrant had 3.1 million shares of Common Stock, par value $0.001 per share, outstanding as of November 14, 2019.

LM FUNDING AMERICA, INC.

TABLE OF CONTENTS

		Page

PART I.	FINANCIAL INFORMATION	3

Item 1.	Financial Statements	3

	LM Funding America, Inc. and Subsidiaries Condensed Consolidated Balance Sheets September 30, 2019 (unaudited) and December 31, 2018	3

	LM Funding America, Inc. and Subsidiaries Condensed Consolidated Statements of Operations Three and Nine Months Ended September 30, 2019 and 2018 (unaudited)	4

	LM Funding America, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows Nine Months Ended September 30, 2019 and 2018 (unaudited)	5

	LM Funding America, Inc. and Subsidiaries Condensed Consolidated Statements of Equity for the Three and Nine Months Ended September 30, 2019 and 2018 (unaudited)	6
	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	26

PART II.	OTHER INFORMATION	27

Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Mine Safety Disclosures	27

Item 5.	Other Information	27

Item 6.	Exhibits	28

SIGNATURES		29

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

LM Funding America, Inc. and Subsidiaries Condensed Consolidated Balance Sheets

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Cash	$2,826,408	$3,520,753
Finance receivables:
Original product - net (Note 3)	309,243	425,012
Special product - New Neighbor Guaranty program, net of allowance for credit losses of (Note 4)	148,997	237,043
Prepaid expenses and other assets	244,466	155,420
Due from related party (Note 5)	26,681	25,507
Fixed assets, net (Note 1)	42,464	33,818
Real estate assets owned (Note 1)	25,173	122,604
Operating lease - right of use assets (Note 8)	284,936	-
Other investments (Note 1)	-	1,507,375
Goodwill (Note 2)	5,689,586	-
Other Assets	10,220	32,036
Total assets	$9,608,174	$6,059,568

LIABILITIES AND STOCKHOLDERS' EQUITY
Note payable	$746,787	$42,875
Related party convertible note payable	3,461,782
Operating lease liability (Note 8)	287,182	-
Accounts payable and accrued expenses	361,760	188,354
Tax liability	14,226	-
Other liabilities and obligations	82,270	19,690
Total liabilities	4,954,007	250,919
Stockholders’ equity:
Common stock, par value $.001; 30,000,000 shares authorized; 3,134,261 and 3,124,961 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	3,134	3,125
Additional paid-in capital	17,328,085	17,295,408
Accumulated deficit	(12,677,052)	(11,489,884)
Total stockholders’ equity	4,654,167	5,808,649
Total liabilities and stockholders’ equity	$9,608,174	$6,059,568

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

LM Funding America, Inc. and Subsidiaries Condensed Consolidated Statements of Operations (unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Interest on delinquent association fees	$348,451	$459,505	$1,226,464	$1,574,960
Administrative and late fees	33,690	59,517	116,497	178,146
Recoveries in excess of cost - special product	18,356	31,446	44,628	90,546
Underwriting and other revenues	49,242	79,838	164,757	188,024
Net commission revenue	221,085	-	501,244	-
Rental revenue	102,924	151,204	322,878	591,553
Total revenues	773,748	781,510	2,376,468	2,623,229

Operating Expenses:
Staff costs and payroll	369,444	273,400	1,033,519	974,334
Professional fees	387,508	432,265	1,538,043	888,949
Settlement costs with associations	8,825	11,731	49,003	38,846
Selling, general and administrative	139,364	71,864	376,997	224,079
Provision for credit losses	7,641	-	266	581
Real estate management and disposal	84,362	178,372	381,796	460,312
Depreciation and amortization	20,110	10,884	60,012	55,195
Collection costs	(3,974)	8,797	(17,275)	38,959
Other operating expenses	6,931	3,614	37,618	15,493
Total operating expenses	1,020,211	990,927	3,459,979	2,696,748
Operating loss	(246,463)	(209,417)	(1,083,511)	(73,519)
Interest expense	39,605	377,387	110,078	471,963
Gain on disposal of assets	(6,421)	-	(6,421)	-
Gain on litigation	-	-	-	(405,000)
Loss before income taxes	(279,647)	(586,804)	(1,187,168)	(140,482)
Income tax benefit	-	-	-	-
Net loss	$(279,647)	$(586,804)	$(1,187,168)	$(140,482)

Loss per share:
Basic	$(0.09)	$(0.94)	$(0.38)	$(0.22)
Diluted	(0.09)	(0.94)	(0.38)	(0.22)
Weighted average number of common shares outstanding:
Basic	3,134,160	625,318	3,133,495	625,318
Diluted	3,134,160	625,318	3,133,495	625,318

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

LM Funding America, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,187,168)	$(140,482)

Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization	51,990	55,195
Right to use asset depreciation	27,133	-
Stock compensation	10,366	16,270
Gain on termination of operating lease	(1,421)	-
Gain on sale of fixed assets	(5,000)	-
Amortization of debt issuance costs	-	291,760
Gain on litigation	-	(405,000)

Change in assets and liabilities
Prepaid expenses and other assets	79,996	(44,686)
Accounts payable and accrued expenses	91,929	(257,580)
Advances (repayments) to related party	(1,174)	46,010
Other liabilities	62,580	(21,403)
Lease liability payments	(23,466)	-
Deferred taxes	(14,200)	-
Net cash used in operating activities	(908,435)	(459,916)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net collections of finance receivables - original product	115,769	172,933
Net collections of finance receivables - special product	88,046	75,633
Net cash received from business acquisition	51,327	-
Proceeds for real estate assets owned	80,076	43,619
Cash paid to purchase fixed assets	(13,299)	-
Cash received from sales of fixed assets	5,000	-

Net cash provided by investing activities	326,919	292,185

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowing	-	500,000
Principal repayments	(135,149)	(56,430)
Exercise of warrants	22,320	-
Debt issue costs	-	(91,760)
Net cash provided by (used in) financing activities	(112,829)	351,810

NET INCREASE (DECREASE) IN CASH	(694,345)	184,079

CASH - BEGINNING OF YEAR	3,520,753	590,394
CASH - END OF YEAR	$2,826,408	$774,473

SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION
Cash paid for interest	$31,936	$221,359
SUPPLEMENTAL DISCLOSURES OF NON-CASHFLOW INFORMATION
Non Cash - insurance financing	127,490	87,012
Non Cash - debt discount - warrants	-	154,676
Financing loan for purchase of fixed asset	12,892
ROU asset obligation recognized	331,477	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LM Funding America, Inc. and Subsidiaries Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

For the Three and Nine Months Ended September 30, 2019 and 2018

	Common Stock		Additional paid-	Accumulated
	Shares	Amount	in capital	Deficit	Total Equity
Balance - December 31, 2017	625,318	$625	$11,914,083	$(11,017,725)	$896,983
Stock option expense	-	-	(540)	-	(540)
Net loss	-	-	-	(8,918)	(8,918)
Balance - March 31, 2018	625,318	$625	$11,913,543	$(11,026,643)	$887,525
Stock option expense	-	-	8,309	-	8,309
Warrants issued	-	-	154,676		154,676
Net income	-	-	-	455,240	455,240
Balance - June 30, 2018	625,318	$625	$12,076,528	$(10,571,403)	$1,505,750
Stock option expense	-	-	8,501	-	8,501
Net income	-	-	-	(586,804)	(586,804)
Balance - September 30, 2018	625,318	$625	$12,085,029	$(11,158,207)	$927,447

Balance - December 31, 2018	3,124,961	$3,125	$17,295,408	$(11,489,884)	$5,808,649
Warrants exercised for cash	9,300	9	22,311	-	22,320
Stock option expense	-	-	3,500	-	3,500
Net loss	-	-	-	(457,018)	(457,018)
Balance - March 31, 2019	3,134,261	$3,134	$17,321,219	$(11,946,902)	$5,377,451
Stock option expense	-	-	3,431	-	3,431
Net loss	-	-	-	(450,503)	(450,503)
Balance - June 30, 2019	3,134,261	3,134	17,324,650	(12,397,405)	4,930,379
Stock option expense	-	-	3,435	-	3,435
Net loss	-	-	-	(279,647)	(279,647)
Balance - September 30, 2019	3,134,261	3,134	17,328,085	(12,677,052)	4,654,167

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in the annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The interim condensed consolidated financial statements as of September 30, 2019 and for the three and nine months ended September 30, 2019 and September 30, 2018, respectively are unaudited. In the opinion of management, the interim condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of the results for the interim periods. The accompanying condensed consolidated balance sheet as of December 31, 2018, is derived from the audited consolidated financial statements presented in the Company’s Annual Report on Form 10-K for fiscal the year ended December 31, 2018.

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

Finance Receivables

Finance receivables are recorded at the amount funded or cost (by unit). The Company evaluates its finance receivables at each period end for losses that are considered probable and can be reasonably estimated in accordance with ASC 450-20. As discussed above, recoverability of funded amounts under the Company’s original product is generally assured because of the protection of the Super Lien Amount. However, the Company did have an accrual at September 30, 2019 and December 31, 2018 for an allowance for credit losses for this program of $112,027 and $194,000.

Under the New Neighbor Guaranty program (special product), the Company funds amounts in excess of the Super Lien Amount. When evaluating the carrying value of its finance receivables, the Company looks at the likelihood of future cash flows based on historical payoffs, the fair value of the underlying real estate, the general condition of the community association in which the unit exists, and the general economic real estate environment in the local area. The Company estimated an allowance for credit losses for this program of $20,015 as of September 30, 2019 and $40,758 at December 31, 2018 under ASC 450-20 related to its New Neighbor Guaranty program.

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

During the nine months ended September 30, 2019 and 2018, write offs charged against the allowance for credit losses were $51,080 and $14,105, respectively. Any losses greater than the recorded allowance will be recognized as expenses. Under the Company’s revenue recognition policies, all finance receivables (original product and special product) are classified as nonaccrual.

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

The Company capitalizes costs incurred to acquire real estate owned properties and any costs incurred to get the units in a condition to be rented.  These costs include, but are not limited to, renovation/rehabilitation costs, legal costs, and delinquent taxes.  These costs are depreciated over the estimated minimum time period the Company expects to maintain possession of the units.  Costs incurred for unencumbered units are depreciated over 20 years and costs for units subject to a first mortgage are depreciated over 3 years.  As of September 30, 2019 and December 31, 2018, capitalized real estate costs, net of accumulated depreciation, were $25,173 and $122,604, respectively.

During the three and nine-month periods ended September 30, 2019 and 2018, depreciation expense was $5,385 and $17,354, respectively for 2019 and $5,858 and $28,503, respectively for 2018.

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

Fixed Assets

The Company capitalizes all acquisitions of fixed assets in excess of $500. Fixed assets are stated at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the assets. Fixed assets are comprised of furniture, computer and office equipment with an assigned useful life of 3 to 5 years. Fixed assets also include capitalized software costs. Capitalized software costs include costs to develop software to be used solely to meet the Company’s internal needs, consist of employee salaries and benefits and fees paid to outside consultants during the application development stage, and are amortized over their estimated useful life of 5 years. As of September 30, 2019 and December 31, 2018, capitalized software costs, net of accumulated amortization, was $4,507 and $21,951, respectively. Amortization expense for capitalized software costs for the three and nine month periods ended September 30, 2019 was $5,814 and $17,444, respectively for 2019 and $5,815 and $17,444, respectively for 2018.

Right to Use Assets

The Company capitalizes all leased assets pursuant to ASU 2016-02, "Leases (Topic 842)," which requires lessees to recognize right-of-use assets and lease liability, initially measured at present value of the lease payments, on its balance sheet for leases with terms longer than 12 months and classified as either financing or operating leases.  As of September 30, 2019, right to use assets, net of accumulated amortization, was $284,936. Amortization expense for right to use assets for the three and nine month period ended September 30, 2019 was $22,281  and $27,133, respectively while the payments totaled $23,466 for the nine months ended September 30, 2019.

Other Assets

On November 2, 2018, the Company invested cash by purchasing a Securities Purchase Agreement (the “IIU SPA”) from IIU Inc. (“IIU”), a synergistic Virginia based travel insurance brokerage company controlled by Craven House N.A. (whose ownership excluding unexercised warrants is approximately 25% of the Company’s outstanding stock as of September 30, 2019), pursuant to which IIU issued to the Company a Senior Convertible Promissory Note (“IIU Note”) in the original principal amount of $1,500,000 in exchange for a purchase price of $1,500,000.  The maturity date of the Note is 360 dates after the date of issuance (subject to acceleration upon an event of default).  The Note carries a 3.0% interest rate, with accrued but unpaid interest being payable on the Note’s maturity date.

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

We had goodwill of $5.7 million on our Consolidated Balance Sheet at September 30, 2019, which represents amounts for the IIU acquisition.  For purposes of the 2019 annual test, we will elect to perform a qualitative assessment to assess whether it was more likely than not that the fair value of these reporting units exceeded their respective carrying values. In performing these assessments, management will relay on a number of factors including, but not limited to, macroeconomic conditions, industry and market considerations, cost factors that would have a negative effect on earnings and cash flows, overall financial performance compared with forecasted projections in prior periods, and other relevant reporting unit events, the impact of which are all significant judgments and estimates.  This assessment was performed as of September 30, 2019 and showed no impairment.

Debt Issue Costs

The Company capitalizes all debt issue costs and amortizes them on a method that approximates the effective interest method over the remaining term of the note payable. The Company did not have any unamortized debt issue costs at September 30, 2019 and  at December 31, 2018. Any costs will be presented in the accompanying condensed consolidated balance sheets as other assets until the loan proceeds are received which at that time will be reclassified as a direct deduction from the carrying amount of that debt liability in accordance with Accounting Standards Update (“ASU”) 2015-03 (see below). The Company adopted this new standard in the first quarter of fiscal 2016. The adoption of this standard did not have a material impact on the Company's consolidated financial position and had no impact on its consolidated income or cash flows. In addition, the amortization of debt issuance costs is to be reported as interest expense under ASU 2015-03 (ASC 835-30-45-3).

Settlement Costs with Associations

Community associations working with the Company will at times incur costs in connection with litigation initiated by the Company against property owners and or mortgage holders. These costs include settlement agreements whereby the community association agrees to pay some monetary compensation to the opposing party or judgments against the community associations for fees of opposing legal counsel or other damages awarded by the courts. The Company indemnifies the community association for these costs pursuant to the provisions of the agreement between the Company and the community association. Costs incurred by the Company for these indemnification obligations for the three and nine months ended September 30, 2019 and 2018 were approximately $9,000  and $49,000, respectively for 2019 and $12,000  and $39,000, respectively for 2018. The Company does not limit its indemnification based on amounts ultimately collected from property owners.

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

Diluted loss per share for the period equals basic loss per share as the effect of any convertible notes, stock based compensation awards or stock warrants would be anti-dilutive.

The anti-dilutive stock based compensation awards and convertible notes consisted of:

	As of September 30,
	2019	2018
Stock Options	19,300	19,800
Stock Warrants	2,879,287	160,000
Convertible Note	1,436,424	-

As part of its initial public offering, on October 23, 2015 the Company issued warrants that allowed for the right to purchase 120,000 shares of common stock at an average exercise price of $125.00 per share. These warrants expire in the year 2020.

On October 31, 2018, the Company issued warrants as part of its secondary offering that allowed for the right to purchase 2,500,000 shares of common stock at an exercise price of $2.40 per share. These warrants expire in the year 2023.  During the three and nine months ended September 30, 2019, warrants for 0 shares were exercised for $0 and warrants for 9,300 shares were exercised for $22,320, respectively.

As part of its underwriting agreement dated, October 31, 2018, the Company issued additional warrants, effective May 1, 2019, to its underwriter as part of its secondary offering that allowed for the right to purchase 125,000 shares of common stock at an exercise price of $2.64 per share on or after May 1, 2019. These warrants expire on May 2, 2022.

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

A senior secured convertible note to Craven House Capital North America LLC (Related Party), bearing interest at 3.0% was issued on January 16, 2019 and matures on either January 14, 2020 or convertible into 1,436,424 shares of the Company's common shares.

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

Non-cash Financing and Investing Activities

During the nine months ended September 30, 2019 and 2018, the Company acquired unencumbered title to certain properties as a result of foreclosure proceedings.  Properties were recorded at fair value less cost to dispose of approximately $0 and $0, respectively.  The fair value of these properties was first applied to recover the Company’s initial investment with any remaining proceeds applied to interest, late fees, and other amounts owed by the property owner.

During the nine months ended September 30, 2019, the Company acquired IIU which included assets and liabilities listed in Note 2.

New Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)," which requires lessees to recognize right-of-use assets and lease liability, initially measured at present value of the lease payments, on its balance sheet for leases with terms longer than 12 months and classified as either financing or operating leases. ASU 2016-02 requires a modified retrospective transition approach for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, and provides certain practical expedients that companies may elect including those contained in ASU 2018-01, "Leases (Topic 842): Lease Easement Practical Expedient for Transition to Topic 842". This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years with early adoption permitted. The Company has evaluated the impact that the adoption of this ASU will have on its consolidated financial statements and related disclosures, see Note 8 detail disclosures.

In September 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses which establishes a new approach for credit impairment based on an expected loss model rather than an incurred loss model. The standard requires the consideration of all available relevant information when estimating expected credit losses, including past events, current conditions and forecasts and their implications for expected credit losses.  The guidance is effective January 1, 2020 with a one-year early adoption permitted.  The Company is evaluating the impact of the new guidance.

In September 2018, the FASB issued ASU No. 2018-07 " Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting".  The standard simplified the accounting for share-based payments granted to nonemployees for goods and services, therefore guidance on such payments to nonemployees would be mostly aligned with the requirements for share-based payments granted to employees. ASU 2018-07 is effective for us beginning January 1, 2019. We have determined that this will not impact our consolidated financial statements at this time.

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

The accompanying unaudited pro forma statements of operations presents the accounts of LM Funding and IIU for the nine- months ended September 30, 2019 and September 30, 2018, assuming the acquisition occurred on January 1, 2018:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:	773,748	960,319	2,391,036	3,142,392
Net commission revenue	773,748	960,319	2,391,036	3,142,392

Operating Expenses:	1,020,211	1,089,936	3,473,097	3,071,010
Operating income (loss)	(246,463)	(129,617)	(1,082,061)	71,382

Gain on disposal of assets	(6,421)	-	(6,421)	-
Gain on litigation	-	-	-	(405,000)
Investment income	-	(1,019)	-	(33,687)
Interest expense	39,605	388,982	110,078	483,558
Income (loss) before income taxes	(279,647)	(517,580)	(1,185,718)	26,511
Income tax benefit	-	-	(14,226)	-
Net income (loss)	$(279,647)	$(517,580)	$(1,171,492)	$26,511

Income (loss) per share:
Basic	$(0.09)	$(0.83)	$(0.37)	$0.04
Diluted	(0.09)	(0.83)	(0.37)	0.04
Weighted average number of common shares outstanding:
Basic	3,134,160	625,318	3,133,495	625,318
Diluted	3,134,160	625,318	3,133,495	625,318

IIU generated $501,244 of net commission revenue from January 16, 2019 to September 30, 2019 and $276,606 of operating expenses plus $33,282 of interest expense.

Note 3. Finance Receivables – Original Product

The Company’s original funding product provides financing to community associations only up to the secured or “Super Lien Amount” as discussed in Note 1.  Finance receivables for the original product as of September 30, 2019 and December 31, 2018 based on the year of funding are approximately as follows:

	September 30, 2019	December 31, 2018 (Audited)
Funded during the current year	$34,000	$79,000
1-2 years outstanding	22,000	35,000
2-3 years outstanding	21,000	18,000
3-4 years outstanding	11,000	7,000
Greater than 4 years outstanding	333,243	411,000
	421,243	550,000
Reserve for credit losses	(112,000)	(125,000)
	$309,243	$425,000
Number of active units with delinquent assessments	638	826
Amount of outstanding interest and late fees on active units	$9,931,000	$11,268,000

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

As of December 31, 2018, maximum future contingent payments under these arrangements was approximately $249,000.

Delinquent assessments and accrued charges under these arrangements as of September 30, 2019 and December 31 2018, are as follows:

	September 30, 2019	December 31, 2018 (Audited)
Finance receivables, net	$149,000	$237,000
Delinquent assessments	417,000	707,000
Accrued interest and late fees	259,000	465,000
Number of active units with delinquent assessments	42	58

Allowance for credit losses are recorded for losses that are considered “probable” and can be “reasonably estimated” in accordance with ASC 450-20.  Recoverability of the Company’s Original Product is generally assured because of the protection of the Super Lien under Florida statute and as such no allowance is recorded.

Credit losses on the NNG product were estimated by the Company based on analyzing the investment in each unit and comparing that balance to the average payout for completed units for the past 12 months. The allowance for losses based on these analyses, had a remaining balance of $20,000 and $41,000 as of September 30, 2019 and December 31, 2018, respectively.

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

Amounts expensed by the Company to BLG for the three and nine months ended September 30, 2019 and 2018, respectively were approximately $262,000  and $799,000, respectively for 2019 and $246,000  and $738,000, respectively for 2018.  As of September 30, 2019 and December 31, 2018, receivables from property owners for charges ultimately payable to BLG approximate $1,764,000 and $2,753,000, respectively.

Under the related party agreement with BLG in effect during 2017 and 2018, the Company pays all costs (lien filing fees, process and serve costs) incurred in connection with the collection of amounts due from property owners.  Any recovery of these collection costs is accounted for as a reduction in expense incurred.  The Company incurred expenses related to these types of costs for the three and nine months ended September 30, 2019 and 2018 were $49,000 and $158,000, respectively for 2019 and $75,000  and $248,000, respectively for 2018. Recoveries during the three and nine months ended September 30, 2019 and 2018, related to those costs were approximately $53,000  and $175,000, respectively for 2019 and $66,000 and $208,000, respectively for 2018.

The Company also shares office space and related common expenses with BLG.  All shared expenses, including rent, are charged to the legal firm based on an estimate of actual usage.  Any expenses of BLG paid by the Company that have not been reimbursed or settled against other amounts are reflected as due from related parties in the accompanying consolidated balance sheet. BLG was charged approximately $12,600 for the office sub lease.

Amounts receivable from BLG as of September 30, 2019 and December 31, 2018 were approximately $5,680 and $25,500, respectively.

As of September 30, 2019, Craven House Capital North America, LLC owes $21,000 to IIU.

Note 6. Debt and Other Financing Arrangements

	September 30, 2019	December 31, 2018 (Audited)
Financing agreement with FlatIron capital that is unsecured. Down payment of $28,125 was required upfront and equal installment payments of $8,701 to be made over a 11 month period. The note matures May 31, 2019. Annualized interest is 5.99%	$-	$42,875

Financing agreement with FlatIron capital that is unsecured. Down payment of $19,170 was required upfront and equal installment payments of $11,590 to be made over a 10 month period. The note matures June 1, 2020. Annualized interest is 6.8%	$104,310	-

Senior secured convertible note to Craven House Capital North America LLC (Related Party), bearing interest at 3.0%. Note was issued on January 16, 2019 and matures on either January 14, 2020 or convertible into 1,436,424 shares of the Company's common shares. The beneficial conversion feature as of January 16, 2019 was zero.	3,461,782	-

Promissory note issued by a financial institution, bearing interest at 9.09%, interest and principal payments due monthly of $323. Note was issued on July 26, 2019 with original borrowings of $12,892. The note mature son August 26, 2023.	12,428

Promissory note issued by a financial institution, bearing interest at 5.85%, interest and principal payments due monthly of $10,932. Note was issued on May 31, 2018 with original borrowings of $608,000 and subsequent borrowings of $141,000 and repayments of $51,000. The note matures on May 30, 2025 and can be prepaid at any time without penalty. This note is secured by the Company’s inventory, chattel paper, accounts, equipment and general intangible intangibles and deposit accounts.	630,049

	$4,208,569	$42,875

Note 7. Going Concern

On August 27, 2014, FASB issued ASU 2014-05, Disclosure of Uncertainties about an Entity’s ability to Continue as a Going Concern, which requires management to assess a company’s ability to continue as a going concern within one year from financial statement issuance and to provide related footnote disclosures in certain circumstances.

The Company has experienced significant operating losses over the past 3 years (2016 through 2019) with cumulative losses of approximately $12,677,000. These losses resulted in the usage of all cash proceeds from the Company’s initial public offering in 2015. The Company’s net cash used in operating activities for the nine months ended September 30, 2019 was approximately 908,000 and net working capital is a negative $267,000. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 8. Commitments and Contingencies

Leases

The Company leases certain office space, construction and office equipment, vehicles and temporary housing generally under non-cancelable operating leases. Leases with an initial term of one year or less are not recorded on the balance sheet, and the Company generally recognizes lease expense for these leases on a straight-line basis over the lease term. As of September 30, 2019, the Company’s operating leases have remaining lease terms ranging from less than one year to 3 years, some of which include options to renew the leases. The exercise of lease renewal options is generally at the Company’s sole discretion. The Company’s leases do not contain any material residual value guarantees or material restrictive covenants.

The Company determines if an arrangement is a lease at inception. Operating lease ROU assets are included in other assets, while current and long-term operating lease liabilities are included in accrued expenses and other current liabilities, and other long-term liabilities, respectively, on the Condensed Consolidated Balance Sheet as of September 30, 2019. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The present value of future lease payments are discounted using either the implicit rate in the lease, if known, or the Company’s incremental borrowing rate for the specific lease as of the lease commencement date. The ROU asset is also adjusted for any prepayments made or incentives received. The lease terms include options to extend or terminate the lease only to the extent it is reasonably certain any of those options will be exercised. Lease expense is recognized on a straight-line basis over the lease term. The Company accounts for lease components (e.g., fixed payments) separate from the non-lease components (e.g., common-area maintenance costs). The Company does not have any material financing leases.

The Company leased its office under an operating lease beginning March 1, 2014 and ending July 31, 2019. The Company’s new office lease began July 15, 2019 and ends July 31, 2022. It also has a month to month lease for its IIU operations. A related party has a sub-lease for approximately $4,900 per month plus operating expenses.

The Company shares this space and the related costs associated with this operating lease with a related party (see Note 5) that also performs legal services associated with the collection of delinquent assessments.  The Company entered into a sub-lease with an unrelated party but we stopped receiving such sub-lease rental income in September 2018. Net rent expense recognized for the three and nine months ended September 30, 2019 and 2018 were approximated 50,000  and $148,000, respectively for 2019 and $24,100  and $67,000, respectively for 2018.

The following table presents components of lease expense for the nine months ended September 30, 2019:

Nine Months Ended September 30, 2019
Operating lease expense	$147,575
$147,575

The following table presents supplemental balance sheet information related to operating leases as of September 30, 2019:

	Balance Sheet Line Item	Nine Months Ended September 30, 2019
Assets
ROU assets	Right of use asset, net	$284,936
Total lease assets		$284,936

Liabilities
Current lease liabilities	Lease liability	$91,986
Long-term lease liabilities	Lease liability	195,196
Total lease liabilities		$287,182

Weighted-average remaining lease term (in years)		2.87
Weighted-average discount rate		6.55%

The following table presents supplemental cash flow information and non-cash activity related to operating leases for the nine months ended September 30, 2019:

Operating Leases
Operating cash flow information
Cash paid for amounts included in the measurement of lease liabilities	$23,466
Non-cash activity:
ROU assets obtained in exchange for lease liabilities (lease cancelled)	26,685
ROU assets obtained in exchange for lease liabilities	304,792

The following table presents maturities of operating lease liabilities on an undiscounted basis as of September 30, 2019:

Operating Leases

2019 (excluding the nine months ended September 30, 2019)	$22,317
2020	94,235
2021	103,646
2022	66,984
287,182

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

We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties, and assumptions about us that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Important factors which could materially affect our results and our future performance include, without limitation, our ability to purchase defaulted consumer receivables at appropriate prices, changes in governmental regulations that affect our ability to collect sufficient amounts on our defaulted consumer receivables, our ability to employ and retain qualified employees, changes in the credit or capital markets, changes in interest rates, deterioration in economic conditions, and negative press regarding the debt collection industry which may have a negative impact on a debtor’s willingness to pay the debt we acquire, as well as other factors set forth under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and Item 1A of this Quarterly Report on Form 10-Q.

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

Results of Operations – Three Months

The Three Months Ended September 30, 2019 compared with the Three Months Ended September 30, 2018

Revenues

During the Three Months ended September 30, 2019, total revenues decreased by $8 thousand, or 1.0%, to $773.7 thousand from $781.5 thousand in the Three Months ended September 30, 2018.

Interest on delinquent association fees for the Three Months ended September 30, 2019 decreased $111 thousand or 24.2% as the number of payoffs decreased to 128 payoff occurrences as compared to 212 payoff occurrences for the three months ended September 30, 2018.   “Payoffs” consist of recovery of the entire legally collectible portion, or a settlement thereof, of our principal investment, accrued interest, and late fees owed to us from the proceeds of the Accounts collected by the Associations in accordance with our contracts with Associations. The decrease in payoff occurrences was offset in part due to an increase in revenue per unit. The average revenue per unit per the Statement of Operations, excluding rental revenue and net commission revenue increased to $5,241 for the Three Months ended September 30, 2019 compared with $2,970 for the Three Months ended September 30, 2018.

We saw a decrease in rental revenue in the Three Months ended September 30, 2019 of $48 thousand to $102.9 thousand from $151 thousand for the Three Months ended September 30, 2018. This was due to a reduced number of rental units in 2019 as compared to 2018. Rental revenue includes $12.6 thousand of sub-lease related party rental income.

Our new acquisition generated $221 thousand of net commission revenue in the Three Months ended September 30, 2019 as compared to no revenue in the prior year.

Operating Expenses

During the Three Months ended September 30, 2019, operating expenses increased $29 thousand, or 3.0%, to $1,020 thousand from $991 thousand for the Three Months ended September 30, 2018. The increase in operating expenses can be attributed to various factors, including increased staffing costs of $96 thousand resulting from more employees in 2019 (due in part to $51 thousand associated with the IIU acquisition) as compared to the comparable period in 2018 and increased office expenses of $22 thousand and increased rent expense of $26 thousand, offset in part by a reduction in real estate management expenses of $94 thousand and $45 reduction in professional fees. The overall increase in operating expenses was also due in part to a $101 thousand increase in operating expense associated with the IIU operating expenses that were not in the prior year.

Professional fees, excluding fees from the BLG service agreement, for the Three Months ended September 30, 2019 were approximately $125,000 compared with approximately $186,000 for the Three Months ended September 30, 2018.  In the ordinary course of our business, we are involved in numerous legal proceedings and expenses associated with acquisitions and corporate initiatives. We regularly initiate collection lawsuits, using our network of third party law firms, against debtors. In addition, debtors occasionally initiate litigation against us. The settlement costs of these lawsuits decreased by approximately $3,000 to approximately $8,000 compared with approximately $11,000 for the Three Months ended September 30, 2018.

Legal fees for BLG for the Three Months ended September 30, 2019 were $262 thousand compared to $246 thousand for the Three Months ended September 30, 2018. See Note 5. Due From Related Party for further discussion regarding the service agreements with BLG.

Interest Expense

During the Three Months ended September 30, 2019, the Company incurred $40 thousand as compared to $377 thousand of interest expense for the Three Months ended September 30, 2018.

Net Income

During the Three Months ended September 30, 2019, the net loss was $280 thousand as compared to net loss of $587 thousand for the Three Months ended September 30, 2018.  The decrease in the loss was primarily due to reduced interest expense offset in part by and a reduction in revenue and a slight increase in operating expenses.

The Nine Months Ended September 30, 2019 compared with the nine Months Ended September 30, 2018

Revenues

During the Nine months ended September 30, 2019, total revenues decreased by $247 thousand, or 9.4%, to $2,376 thousand from $2,623 thousand in the Nine months ended September 30, 2018.

Interest on delinquent association fees for the Nine months ended September 30, 2019 decreased $348 thousand or 22.1% and the number of payoffs decreased to 382 payoff occurrences as compared to 614 payoff occurrences for the Nine months ended September 30, 2018.   “Payoffs” consist of recovery of the entire legally collectible portion, or a settlement thereof, of our principal investment, accrued interest, and late fees owed to us from the proceeds of the Accounts collected by the Associations in accordance with our contracts with Associations. The decrease in revenue was due in part to a decrease in revenue per unit. The average revenue per unit per the Statement of Operations, excluding rental revenue and net commission revenue increased to $5,376 for the Nine months ended September 30, 2019 compared with $3,300 for the Nine months ended September 30, 2018.

We saw a decrease in rental revenue in the Nine months ended September 30, 2019 of $269 thousand to $323 thousand from $592 thousand for the Nine months ended September 30, 2018. This was due to a reduced number of rental units in 2019 as compared to 2018.  Rental revenue includes $12.6 thousand of sub-lease related party rental income.

Our new acquisition generated $501 thousand of net commission revenue in the Nine months ended September 30, 2019 as compared to no revenue in the prior year.

Operating Expenses

During the Nine months ended September 30, 2019, operating expenses increased $763 thousand, or 28.3%, to $3,460 thousand from $2,697 thousand for the Nine months ended September 30, 2018. The increase in operating expenses can be attributed to various factors, including increased professional fees of $649 thousand primarily related to the IIU acquisition, expenses associated with strategic shift alternatives and increased staffing costs of $59 thousand even after adding $114 thousand of staffing costs for IIU, as compared to the comparable period in 2018 offset. In 2018, we received a $200,000 insurance reimbursement for legal fees. The overall increase in operating expenses was also due in part to a $276 thousand increase in operating expense associated with the IIU operating expenses that were not in the prior year.

Professional fees, excluding fees from the BLG service agreement, for the Nine months ended September 30, 2019 were approximately $739,000 compared with approximately $151,000 for the Nine months ended September 30, 2018.  In the ordinary course of our business, we are involved in numerous legal proceedings and expenses associated with acquisitions and corporate initiatives. We regularly initiate collection lawsuits, using our network of third party law firms, against debtors. In addition, debtors occasionally initiate litigation against us. The settlement costs of these lawsuits increased by approximately $10,000 to approximately $49,000 compared with approximately $39,000 for the Nine months ended September 30, 2018.

Legal fees for BLG for the Nine months ended September 30, 2019 were $799 thousand compared to $738 thousand for the Nine months ended September 30, 2018. See Note 5. Due From Related Party for further discussion regarding the service agreements with BLG.

Interest Expense

During the Nine months ended September 30, 2019, the Company incurred $110 thousand as compared to $472 thousand of interest expense for the Nine months ended September 30, 2018.

Loss on Litigation

During the Nine Months ended September 30, 2018, the Company reassessed its class action litigation and adjusted the $505,000 class action accrual that was incurred during the Nine Months ended September 30, 2017 to $100,000 with the $405,000 change reflected as income.

Net Income

During the nine months ended September 30, 2019, the net loss was $1,187 thousand as compared to net loss of $140 thousand for the nine months ended September 30, 2018.  The loss was primarily due to increased costs associated with the IIU purchase and a reduction in revenue.

Liquidity and Capital Resources

General

As of September 30, 2019, we had cash and cash equivalents of $2,826 thousand compared with $3,521 thousand at December 31, 2018. This increase was primarily driven by funds generated from a secondary equity offering.

Cash from Operations

Net cash used in operations was $908,435 during the nine Months ended September 30, 2019 compared with $305,240 during the nine Months ended September 30, 2018. This increase in cash used by operating activities was primarily driven by greater losses during the nine Months ended September 30, 2019 compared to a smaller loss during the nine Months ended September 30, 2018, offset in part by improved management of working capital funds.

Cash from Investing Activities

For the nine Months ended September 30, 2019 net cash provided by investing activities was $326,919 as compared to net cash provided by investing activities of $292,185 for the nine months ended September 30, 2018.  The increase primarily arose from acquiring $51 thousand from the IIU business acquisition. Net collections from our finance receivables for the nine Months ended September 30, 2019 was $203 thousand compared to $249 thousand for the nine Months ended September 30, 2018. Our primary business relies on our ability to invest in Accounts, and during the nine Months ended September 30, 2019, the number of active Accounts has decreased compared with the nine Months ended September 30, 2018. This balance has been in consistent decline since 2012. This balance is very susceptible to housing market fluctuations in Florida.

Cash from Financing Activities

Net cash used in financing activities was $112,829 for the nine Months ended September 30, 2019 compared with net cash provided by financing activities of $351,810 during the nine Months ended September 30, 2018. At September 30, 2019, the principal indebtedness of the Company was $4,208 thousand (excluding lease liability of $287 thousand) compared with $43 thousand at December 31, 2018 and $570 thousand at September 30, 2018. For the nine Months ended September 30, 2019 the Company repaid $135 thousand of principal repayments compared to $56 thousand principal repayments for the nine Months ended September 30, 2018. During the nine Months ended September 30, 2019 the Company received $22 thousand from the exercise of warrants. During the nine Months ended September 30, 2018 the Company received $408 thousand from borrowings, net of debt financing costs.

Debt of the Company consisted of the following at September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018 (Audited)
Financing agreement with FlatIron capital that is unsecured. Down payment of $28,125 was required upfront and equal installment payments of $8,701 to be made over a 11 month period. The note matures May 31, 2019. Annualized interest is 5.99%	$-	$42,875

Financing agreement with FlatIron capital that is unsecured. Down payment of $19,170 was required upfront and equal installment payments of $11,590 to be made over a 11 month period. The note matures June 1, 2020. Annualized interest is 6.8%	$104,310	-

Senior secured convertible note to Craven House Capital North America LLC (Related Party), bearing interest at 3.0%. Note was issued on January 16, 2019 and matures on either January 14, 2020 or convertible into 1,436,424 shares of the Company's common shares. The beneficial conversion feature as of January 16, 2019 was zero.	3,461,782	-

Promissory note issued by a financial institution, bearing interest at 9.09%, interest and principal payments due monthly of $323. Note was issued on July 26, 2019 with original borrowings of $12,892. The note mature son August 26, 2023.	12,428

Promissory note issued by a financial institution, bearing interest at 5.85%, interest and principal payments due monthly of $10,932. Note was issued on May 31, 2018 with original borrowings of $608,000 and subsequent borrowings of $141,000 and repayments of $51,000. The note matures on May 30, 2025 and can be prepaid at any time without penalty. This note is secured by the Company’s inventory, chattel paper, accounts, equipment and general intangible intangibles and deposit accounts.	630,049

	$4,208,569	$42,875

As of September 30, 2019, minimum required annual principal payments are as follows:

Years Ending
December 31,
2019	$59,024
2020	3,631,992
2021	107,010
2022	113,650
2023	119,060
After 2023	177,833
$4,208,569

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are not required to make disclosures under this item.

Item 4.	Controls and Procedures

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2019. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of September 30, 2019 for the reasons discussed below. In addition, management identified the following material weaknesses in its assessment of the effectiveness of disclosure controls and procedures as of September 30, 2019:

The Company did not effectively segregate certain accounting duties due to the small size of its accounting staff.

A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Notwithstanding the determination that our internal control over financial reporting was not effective, as of September 30, 2019, and that there was a material weakness as identified in this Quarterly Report, we believe that our consolidated financial statements contained in this Quarterly Report fairly present our financial position, results of operations and cash flows for the years covered hereby in all material respects.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 30, 2019, we have used $9.0 million of the net proceeds, to repurchase a non-controlling interest ($0.25 million), repay a debt ($3.11 million), make interest payments ($0.89 million), fund our original product ($0.34 million), fund our New Neighbor Guaranty program ($0.71 million) and make real estate owned investments ($0.57 million).  The remainder of the funds have been invested in accordance with our investment policy as well as used in normal operations of the Company.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

LM FUNDING AMERICA, INC.

Date: November 14, 2019	By:	/s/ Bruce M. Rodgers
Bruce M. Rodgers
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: November 14, 2019	By:	/s/ Richard Russell
Richard Russell
Chief Financial Officer
(Principal Accounting Officer)