Form 10-K
period 2019-12-31
LM FUNDING AMERICA, INC.
filed 2020-04-14
CIK 1640384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

x	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-37605

LM FUNDING AMERICA, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	47-3844457
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1200 Platt Street Suite 1000 Tampa, FL	33602
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (813) 222-8996

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading symbol	Name of each exchange on which registered
Common Stock par value $0.001 per share	LMFA	The Nasdaq Stock Market LLC
Warrants to Purchase Common Stock	LMFAW	The Nasdaq Stock Market LLC (The Nasdaq Capital Market)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO x

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO x

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES x NO ☐

Indicate by check mark whether the Registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). YES x NO ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO x

The aggregate market value of voting and nonvoting common equity held by non-affiliates of the Registrant, as of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $2,583,714 based on the closing sales price as reported on the NASDAQ Capital Market as of such date.

The number of shares of the Registrant’s common stock outstanding as of April 14, 2020 was 3,320,261.

PART I

Item 1. Business.

During fiscal year 2019, we engaged in the following two businesses:

•

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

•

a specialty health insurance brokerage through our former subsidiary and specialty health insurance broker, IIU, Inc., a Virginia corporation (“IIU”), that we purchased on January 16, 2019, from Craven House North America LLC, a Virginia corporation (“Craven”). IIU provided global medical insurance products for international travelers, specializing in policies covering high-risk destinations, emerging markets and foreign travelers coming to the United States. All policies were fully underwritten with no claim risk remaining with IIU.

Recent Developments

IIU Acquisition

On November 2, 2018, the Company invested cash by purchasing a Securities Purchase Agreement (the “IIU SPA”) from IIU Inc. (“IIU”), a synergistic Virginia based travel insurance brokerage company controlled by Craven House North America, LLC (“Craven”) N.A., (whose ownership excluding unexercised warrants was approximately 20% of the Company’s outstanding stock at the time of the acquisition) pursuant to which IIU issued to the Company a Senior Convertible Promissory Note (“IIU Note”) in the original principal amount of $1,500,000.  The maturity date of the Note was 360 dates after the date of issuance (subject to acceleration upon an event of default).  The Note carried a 3.0% interest rate, with accrued but unpaid interest being payable on the Note’s maturity date.

On January 16, 2019, the Company entered into a Stock Purchase Agreement with Craven to purchase all of outstanding capital stock of IIU as a possible synergistic effort to diversify revenue sources that are believed to be accretive to earnings.  IIU provides global medical insurance products for international travelers, specializing in policies covering high-risk destinations, emerging markets and foreign travelers coming to the United States. All policies are fully underwritten with no claim risk remaining with IIU.

The Company purchased 100% of the issued and outstanding capital stock of IIU from Craven for $5,089,357 subject to adjustment as set forth in the IIU SPA.  IIU was required to have a minimum net working capital of $15,000 and at least $152,000 in cash. The Company paid the Purchase Price under the IIU SPA at closing as follows:

•	The Company cancelled all principal and accrued interest of the IIU Note, which consisted of aggregate principal indebtedness and accrued interest of $1,507,375 as of January 16, 2019.
•

The Company issued to Craven a $3,581,982 Senior Convertible Promissory Note (the “Craven Convertible Note”) for the balance of the purchase price.  At the option of Craven, the Craven Convertible Note could be paid in restricted shares of our common stock or cash.  The Craven Convertible Note bore simple interest at 3% per annum.  The Craven Convertible Note was due and payable 360 days from the closing date of the IIU SPA. If repaid by the Company in restricted common stock, the outstanding principal and interest of the Craven Convertible Note would be paid by the Company by issuing to Craven a number of restricted common shares equal to the adjusted principal and accrued interest owing to Craven under the Craven Convertible Note divided by $2.41.

•	Pursuant to the terms of the IIU SPA, the purchase price was subsequently reduced by $120,200, to $4,969,200.

On December 20, 2019, the Company loaned $1.5 million to Craven (“Craven Secured Promissory Note”) which had an initial maturity date of April 15, 2020 and carried an interest rate of 0.5% that is to be paid monthly. The Company subsequently extended the due date of the Craven Secured Promissory Note to August 1, 2021.   The Craven Secured Promissory Note is secured by, among other things, Stock Pledge of Craven’s 640,000 Common Shares of the Company and the Assignment of the assets of Craven in favor of the Company.

IIU Disposal

On January 8, 2020, the Company entered into a Stock Purchase Agreement (“SPA”) with Craven pursuant to which the Company sold to Craven all of the issued and outstanding shares of IIU, Inc., a Virginia based travel insurance brokerage company and wholly owned subsidiary of LMFA (“IIU”), for $3,562,569.  The purchase price was paid by Craven through the cancellation of the $3,461,782 Convertible Promissory Note issued by LMFA to Craven dated January 16, 2019 plus forgiveness of $100,787 of accrued interest. LMFA originally paid $4,969,200 for the purchase of IIU in January 2019, which included a negative $720,386 net fair value of assets and $5,689,586 of goodwill. LMFA estimates the sale of IIU will result in a loss of approximately $1.65 million.

Entry into Hanfor Share Exchange Agreement

On March 23, 2020, the Company entered into a Share Exchange Agreement, dated March 23, 2020 (the “Share Exchange Agreement”), with Hanfor (Cayman) Limited, a Cayman Islands exempted company (“Hanfor”), and BZ Industrial Limited, a British Virgin Islands business company and the sole stockholder of Hanfor (“Hanfor Owner”).  The Share Exchange Agreement provides for a business combination transaction in which Hanfor Owner will transfer and assign to the Company all of the share capital of Hanfor in exchange for a number of shares of the Company’s common stock that will result in Hanfor Owner owning 86.5% of the outstanding common stock of the Company (the “Hanfor Exchange Transaction”).  Upon the closing of the Hanfor Exchange Transaction, Hanfor will become a wholly owned subsidiary of the Company.  The parties’ respective obligations to complete the Hanfor Exchange Transaction are subject to various closing conditions, including the approval of the Hanfor Exchange Transaction by the Company’s stockholders at a duly called stockholder meeting; the receipt of a fairness opinion by the Company’s board of directors for the Hanfor Exchange Transaction; the absence of a material adverse change in the business, assets, or operations of Hanfor; the exercise of outstanding warrants to purchase at least 729,167 shares of Company common stock (or Hanfor Owner’s purchase of shares in a private placement in lieu thereof); and various customary closing conditions.  The conditions to Hanfor Owner’s and Hanfor’s obligation to complete the Hanfor Exchange Transaction will include the continued listing of the Company’s common stock on the Nasdaq Stock Market; the absence of a material adverse change in the business, assets, or operations of the Company; and other customary closing conditions.  In addition to the foregoing, the Share Exchange Agreement contains other customary and negotiated representations, warranties, and covenants, including a covenant not to solicit alternative transactions.  Under the agreement, Hanfor Owner is required to deliver to the Company audited financial statements for Hanfor for the 2019 and 2018 fiscal years, with such audited financial statements required to be delivered by May 31, 2020 (subject to extension to June 30, 2020 under specified circumstances).  In connection with the execution of the Share Exchange Agreement, the Company and Hanfor Owner entered into a Stock Purchase Agreement, dated March 23, 2020, pursuant to which Hanfor Owner purchased from Company an aggregate of 520,833 shares of the Company’s common stock at a price of $2.40 per share.

Nasdaq Listing

On March 27, 2020, the Company received a notification letter from the Nasdaq Listing Qualifications department of The Nasdaq Stock Market LLC (“Nasdaq”) stating that the Company has not regained compliance with Nasdaq Continued Listing Rule 5550(a)(2), which requires the Company’s listed securities to maintain a minimum bid price of $1.00 per share (the "Minimum Bid Price Rule"). Additionally, on January 3, 2020, the Company received a deficiency letter from Nasdaq, indicating that it was in violation of Listing Rules 5620(a) and 5810(c)(2)(G) by virtue of passing the applicable deadline for holding of its annual general meeting of shareholders for the financial year ended December 31, 2018.   The notification stated that the Company’s securities would be delisted from the Nasdaq Capital Market on April 7, 2020 unless the Company timely requested a hearing before a Nasdaq Hearing Panel.  The Company has timely requested a hearing, which has been scheduled for April 30, 2020.  The delisting of the Company’s securities has been stayed pending the Nasdaq Hearing Panel’s decision of whether to grant the Company additional time to regain compliance with the Nasdaq listing requirements.

Specialty Finance Company

We purchase an Associations’ right to receive a portion of the Association’s collected proceeds from owners that are not paying their assessments. After taking assignment of an Association’s right to receive a portion of the Association’s proceeds from the collection of delinquent assessments, we engage law firms to perform collection work on a deferred billing basis wherein the law firms receive payment upon collection from the account debtors or a predetermined contracted amount if payment from account debtors is less than legal fees and costs owed. Under this business model, we typically fund an amount equal to or less than the statutory minimum an Association could recover on a delinquent account for each Account, which we refer to as the “Super Lien Amount”. Upon collection of an Account, the law firm working on the Account, on behalf of the Association, generally distributes to us the funded amount, interest, and administrative late fees, with the law firm retaining legal fees and costs collected, and the Association retaining the balance of the collection. In connection with this line of business, we have developed proprietary software for servicing Accounts, which we believe enables law firms to service Accounts efficiently and profitably.

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

Specialty Finance Products

Original Product

Our original product relies upon Florida statutory provisions that effectively protect the principal amount invested by us in each Account. In particular, Section 718.116(1), Florida Statutes, makes purchasers and sellers of a unit in an Association jointly and severally liable for all past due assessments, interest, late fees, legal fees, and costs payable to the Association. As discussed above, the Florida Statutes grants to Associations a so-called “super lien”, which is a category of lien that is given a statutorily higher priority than all other types of liens other than property tax liens. The amount of the Association’s priority over a first mortgage holder that takes title to a property through foreclosure (or deed in lieu), referred to as the Super Lien Amount, is limited to twelve months’ past due assessments or, if less, one percent (1.0%) of the original mortgage amount. Under our contracts with Associations for our original product, we pay Associations an amount up to the Super Lien Amount for the right to receive all collected interest and late fees on Accounts purchased from the Associations.

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

Specialty Finance Industry Overview

According to the Community Association Institute (“CAI”), as of January 2017, 65 million people lived in 344,500 Associations in the United States. As a percentage, homeowners associations accounted for between 54-60% of the total and condominium associations accounted for between 38-42% of the total, with cooperatives comprising the balance. As of December 2017, Florida had nearly 9.8 million residents living in more than 48,000 community associations. Assuming the national distribution of property types exists in Florida, Florida has approximately 27,000 homeowners associations and 21,000 condominium associations. We believe opportunity remains abundant in our other geographic markets.

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

Specialty Finance Strategy

Our primary objective is to utilize our competitive strengths, including our proprietary technology and our management’s experience and expertise in buying and collecting Association Accounts, to grow our business in Florida by identifying, evaluating, pricing, and acquiring Association Accounts and maximizing collections of such Accounts in a cost efficient manner. The principal elements of our strategy and competitive advantage are as follows:

•

Capitalizing on our brand and existing strategic relationships to identify and acquire Association Accounts. We market our “We Buy Problems” and “You Are Always Better off with LM Funding” brands primarily through trade shows throughout Florida and, to a lesser extent, at national events. Participation in these shows and events has enabled us to form strategic relationships throughout the Association services industry and has served to provide us a positive reputation in the industry. We leverage our brand and strategic relationships with law firms and Associations to identify and purchase Accounts.

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

•

Pursuing acquisitions of providers in the Association Account servicing industry. A number of smaller collection companies continue to operate in the community association market. Some have funded Accounts that we can acquire. Others have customer relationships which can serve as a valuable platform for selling our products. We will continue to explore opportunities to expand our footprint in both the states in which we operate and by looking to make strategic acquisitions of providers in states we wish to expand into.

Specialty Health Insurance

IIU through its wholly owned subsidiary Wallach and Company (“Wallach”) offers health insurance, travel insurance and other travel services to:

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

On January 8, 2020, the Company entered into a Stock Purchase Agreement (the “Craven SPA”) with Craven pursuant to which the Company sold to Craven all of the issued and outstanding capital stock of IIU for $3,562,769.  The purchase price under the Craven SPA was paid by Craven through the cancellation of the Craven Convertible Note, plus forgiveness of $100,787 of accrued interest as of January 8, 2020.

Employees

As of April 14, 2020, we had 9 employees all of which are full-time.

Corporate Information

Corporate History and Reorganization

The Company was originally organized in January 2008 as a Florida limited liability company under the name LM Funding, LLC. Historically, all of our business was conducted through LM Funding, LLC and its subsidiaries (the “Predecessor”). Immediately prior to our initial public offering in October 2015, the members of the LM Funding, LLC contributed all of their membership interests to LM Funding America, Inc., a Delaware corporation incorporated on April 20, 2015 (“LMFA”), in exchange for an aggregate of 2,100,000 shares of the common stock of LMFA (the “Corporate Reorganization”). Immediately after such contribution and exchange, the former members of LM Funding, LLC became the holders of 100% of the issued and outstanding common stock of LMFA, thereby making LM Funding, LLC a wholly-owned subsidiary of LMFA. As used in this discussion and analysis, unless the context requires otherwise, references to “LMF,” “LM Funding,” “we,” “us,” “our,” “the Company,” “our company,” and similar references refer to (i) following the date of the Corporate Reorganization, LM Funding America, Inc., a Delaware corporation, and its consolidated subsidiaries, and (ii) prior to the date of the Corporate Reorganization, LM Funding, LLC, a Florida limited liability company, and its consolidated subsidiaries. All of our business is conducted through LM Funding, LLC and its subsidiaries.

IIU, Inc., our former wholly-owned subsidiary, was organized in April 2018 as a Virginia corporation. IIU, Inc. owns Wallach and Company, a Virginia corporation, which was organized in January 1989. As described above, we sold IIU, Inc. and its subsidiary, Wallach and Company, on January 8, 2020 pursuant to the terms of the Craven SPA.

Where you can Find More Information

We are required to file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other information, including our proxy statement, with the Securities and Exchange Commission (“SEC”). The public can obtain copies of these materials by accessing the SEC’s website at http://www.sec.gov. In addition, as soon as reasonably practicable after these materials are filed with or furnished to the SEC, we will make copies available to the public free of charge through our website, https://www.lmfunding.com. The information on our website is not incorporated into, and is not part of, this Annual Report on Form 10-K or our other filings with the SEC.

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

The recent coronavirus outbreak could have an adverse effect on our business.

Concerns are rapidly growing about the global outbreak of a novel strain of coronavirus (COVID-19). The virus has spread rapidly across the globe, including the U.S. The pandemic is having an unprecedented impact on the U.S. economy as federal, state and local governments react to this public health crisis, which has created significant uncertainties. These uncertainties include, but are not limited to, the potential adverse effect of the pandemic on the economy, our customers and the legal system which we use to collect for our customers.

We believe that the wide-spread unemployment crisis will impact the ability of community associations to pay vendors and provide basic services and amenities to their residents. Our funding products fill the void created when homeowners do not pay their dues.  We are then able to work with delinquent homeowners to establish payment plans to save their homes from foreclosure.  Homeowners’ inability to pay their associations creates an opportunity to sell our products.  However, homeowners’ continued inability to pay their associations’ assessments due to unemployment resulting from a pandemic could adversely affect our revenues and profitability until unemployment subsides.

As the pandemic continues to grow, consumer fear about becoming ill with the virus and recommendations and/or mandates from federal, state and local authorities to avoid large gatherings of people or self-quarantine may continue. The extent of the impact of the pandemic on our business and financial results will depend largely on future developments, including the duration of the spread of the outbreak within the U.S., the impact on capital and financial markets and the related impact on consumer confidence and spending, all of which are highly uncertain and cannot be predicted. This situation is changing rapidly, and additional impacts may arise that we are not aware of currently.

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

Sales of a substantial number of shares of our common stock in the public market could cause a decrease in the market price of our common stock. We had 3,320,261 shares of common stock issued and outstanding as of April 15, 2020.  We may issue additional shares in connection with our business and may grant stock options to our employees, officers, directors and consultants under our stock option plans or warrants to third parties. If a significant portion of these shares were sold in the public market, the market value of our common stock could be adversely affected.

Craven House Capital North America, LLC owns 25% of our company and may exert significant influence over our company, reducing the influence of our other stockholders.

As of April 14, 2020, Craven House Capital North America, LLC (“Craven”) beneficially owned, in the aggregate, 25% of our outstanding shares of common stock. As a result, Craven may be able to influence the actions that require stockholder approval, including the election of a majority of our directors and the approval of mergers, sales of assets or other corporate transactions or matters submitted for stockholder approval. In addition, Craven’s influence could deter or preclude any unsolicited acquisition of us and consequently materially adversely affect the price of our common stock.

Risks Related to the Specialty Finance Business

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

Lawyers, collection agencies, and other direct and indirect competitors vying to collect on Accounts all propose to solve the problem delinquent Accounts pose to Associations. Additionally, Associations and their management companies sometimes try to solve their delinquent Account problems in house, without the assistance of third-party collection agencies. An Account that an Association attempts to collect through any of these other options is an Account we cannot purchase and collect. We compete on the basis of reputation, industry experience, performance and financing dollars. Some of these competitors have greater contacts with Associations, greater financial resources and access to capital, more personnel, wider geographic presence and greater resources than we have. In addition, we expect the entry of new competitors in the future given the relatively new nature of the market in which we operate. Aggressive pricing by our competitors could raise the price of acquiring and purchasing Accounts above levels that we are willing to pay, which could reduce the number of Accounts suitable for us to purchase or if purchased by us, reduce the profits, if any, generated by such Accounts. If we are unable to purchase Accounts at favorable prices or at all, the revenues generated by us and our earnings could be materially reduced.

We are dependent upon third-party law firms to service our Accounts.

Although we utilize our proprietary software and in-house staff to track, monitor, and direct the collection of our Accounts, we depend upon third-party law firms to perform the collection work. As a result, we are dependent upon the efforts of our third-party law firms, particularly Business Law Group, P.A. (“BLG”) to service and collect our Accounts. As of December 31, 2019, BLG was responsible for servicing over 98% of our Accounts. Our revenues and profitability could be materially affected if:

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

We may incur substantial indebtedness from time to time in connection with the purchase of Accounts and could be subject to risks associated with incurring such indebtedness.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (2010), or Dodd-Frank Act, represents a comprehensive overhaul of the financial services industry within the U.S. The Dodd-Frank Act allows consumers free access to their credit score if their score negatively affects them in a financial transaction or a hiring decision, and also gives consumers access to credit score disclosures as part of an adverse action and risk-based pricing notice. Title X of the Dodd-Frank Act establishes the Consumer Financial Protection Bureau, or CFPB, within the Federal Reserve Board, and requires the CFPB and other federal agencies to implement many new and significant rules and regulations. Significant portions of the Dodd-Frank Act related to the CFPB became effective on July 21, 2011. The CFPB has broad powers to promulgate, administer and enforce consumer financial regulations, including those applicable to us and possibly our funded Associations. Under the Dodd-Frank Act, the CFPB is the principal supervisor and enforcer of federal consumer financial protection laws with respect to nondepository institutions, or “nonbanks”, including, without limitation, any “covered person” who is a “larger participant” in a market for other consumer financial products or services. We do not know if our unique business model makes us a covered person.

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

If our technology and software systems are not operational or are subject to cybersecurity incidents, our operations could be disrupted and our ability to successfully acquire and collect Accounts could be adversely affected.

Our success depends in part on our proprietary software. We must record and process significant amounts of data quickly and accurately to properly track, monitor and collect our Accounts. Any failure of our information systems and their backup systems, including by means of cybersecurity attacks, breaches or other incidents, would interrupt our operations. We may not have adequate backup arrangements for all of our operations and we may incur significant losses if an outage occurs. In addition, we rely on third-party law firms who also may be adversely affected in the event of a cybersecurity breach or attack or other outage in which the third-party servicer does not have adequate backup arrangements. Any interruption in our operations or our third-party law firms’ operations could have an adverse effect on our results of operations and financial condition.

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

Our primary business relates to revenues from Accounts purchased by us, which are all based in Florida, and our primary source of revenue consists of payments made by condominium and home owners to satisfy the liens against their condominiums and homes. As of December 31, 2019 and December 31, 2018, Florida represented 100% of our Accounts. An economic recession, adverse market conditions in Florida, and/or significant property damage caused by hurricanes, tornadoes or other inclement weather could adversely affect the ability of these condominium and home owners to satisfy the liens against their condominiums and homes, which could, in turn, have a material adverse effect on our financial condition and results of operations.

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

We take assignments of the lien foreclosure rights of Associations against delinquent units owned by Account debtors who are responsible for payment of the Accounts. The payoff of the Accounts is dependent upon the ability and willingness of the condominium and home owners to pay such obligations. If an owner fails to pay off the Account relating to his, her or its unit or home, only net amounts recovered, if any, will be available with respect to that Account. Foreclosures by holders of first mortgages generally result in our receipt of reduced recoveries from Accounts. In addition, foreclosure actions by any holder of a tax lien may result in us receiving no recovery from an Account to the extent excess proceeds from such tax lien foreclosure are insufficient to provide for payment to us. If, at any time, (i) we experience an increase in mortgage foreclosures or tax lien foreclosures or (ii) we experience a decrease in owner payments, our financial condition, results of operations and cash flows could be adversely affected.

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

It can take our third-party law firms anywhere from three months to ten years or longer to collect on an Account. Approximately 61% of our Accounts were purchased prior to 2016, with some being purchased as early as 2008. Due to various factors, including those discussed above, we cannot project the payoff date for any Account. This indeterminate holding period reduces our liquidity and ability to fund our operations. If our ability to collect on a material number of Accounts was significantly delayed, it could adversely affect our cash flows and ability to fund our operations.

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

Risks Relating to our Securities

We may be unable to complete the Hanfor Exchange Transaction.

We may be unable to complete the Hanfor Exchange Transaction, as the parties’ respective obligations to complete the transaction are subject to various material closing conditions, including the approval of the Hanfor Exchange Transaction by the Company’s stockholders at a duly called stockholder meeting; the Company’s receipt of audited financial statements for Hanfor for 2018 and 2019; the receipt of a fairness opinion by the Company’s board of directors for the Hanfor Exchange Transaction; the absence of a material adverse change in the business, assets, or operations of Hanfor; the exercise of outstanding warrants to purchase at least 729,167 shares of Company common stock (or Hanfor Owner’s purchase of shares in a private placement in lieu thereof); and various customary closing conditions.  The conditions to Hanfor Owner’s and Hanfor’s obligation to complete the Hanfor Exchange Transaction will include the continued listing of the Company’s common stock on the Nasdaq Stock Market; the absence of a material adverse change in the business, assets, or operations of the Company; and other customary closing conditions.  Any number of factors or circumstances could prevent one or more of the foregoing conditions from being satisfied.  Failure to complete the Hanfor Share Exchange, or significant delays in completing the Hanfor Share Exchange, could negatively affect the future business, financial results, and prospects of the Company.

Our common shares and warrants could be delisted from the Nasdaq Capital Market.

On March 27, 2020, the Company received a notification letter from Nasdaq stating that the Company has not regained compliance with Nasdaq Continued Listing Rule 5550(a)(2), which requires the Company’s listed securities to maintain a minimum bid price of $1.00 per share. Additionally, on January 3, 2020, the Company received a deficiency letter from Nasdaq, indicating that it was in violation of Listing Rules 5620(a) and 5810(c)(2)(G) by virtue of passing the applicable deadline for holding of its annual general meeting of shareholders for the financial year ended December 31, 2018. The March 2020 notification stated that the Company’s securities would be delisted from the Nasdaq Capital Market on April 7, 2020 unless the Company timely requested a hearing before a Nasdaq Hearing Panel.  The Company has timely requested a hearing, which has been scheduled for April 30, 2020, and the delisting of the Company’s securities has been stayed pending the Nasdaq Hearing Panel’s decision.   There is no assurance that Nasdaq Hearing Panel will accept the Company’s plan to regain compliance with the Nasdaq listing rules and give the Company additional time to regain compliance.

Because the continued listing of our common stock on the Nasdaq Capital Market is a condition of Hanfor’s obligation to complete the Hanfor Exchange Transaction, our failure to retain our listing may result in the termination of the Hanfor Exchange Transaction unless Hanfor and the Hanfor Owner waive such condition.  In addition, if a suspension or delisting were to occur, there would be significantly less liquidity in the suspended or delisted securities. In addition, our ability to raise additional necessary capital through equity or debt financing would be greatly impaired. Furthermore, with respect to any suspended or delisted common shares, we would expect decreases in investor demand, market making activity and information available concerning trading prices and volume. Additionally, fewer broker-dealers would be willing to execute trades with respect to such common shares. A suspension or delisting would likely decrease the attractiveness of our common shares to investors and cause the trading volume of our common shares to decline, which could result in a further decline in the market price of our common shares.

Future sales of our common stock by our affiliates or other stockholders may depress our stock price.

Sales of a substantial number of shares of our common stock in the public market could cause a decrease in the market price of our common stock. We had authorized 30,000,000 shares of common stock and preferred stock, respectively as of December 31, 2019 and December 31, 2018.

We had 3,134,261 and 3,124,961 shares of common stock issued and outstanding as of December 31, 2019 and December 31, 2018, respectively. In addition, pursuant to our 2015 Omnibus Incentive Plan, options to purchase 19,300 and 19,300 respectively, shares of our common stock were outstanding as of December 31, 2019 and December 31, 2018, of which 11,800 and 6,630, respectively were exercisable.

There were 3,959,287 and 3,843,587 warrants issued and outstanding as of December 31, 2019 and December 31, 2018, respectively that allowed for the issuance of 2,879,287 and 2,763,587 shares, respectively. The 1,200,000 warrants that were issued on October 23, 2015 can be exercised for one-tenth share at $12.50. On April 2, 2018 we issued warrants (subsequently adjusted for a reverse stock split and issuance of new common shares) to purchase 143,587 shares of our common stock in conjunction with a $500,000 senior secured indebtedness transaction. On October 31, 2018, the Company issued warrants as part of its secondary offering that allowed for the right to purchase 2,500,000 shares of common stock at an exercise price of $2.40 per share. These warrants have average remaining life of 3.8 years as of December 31, 2019. These warrants expire in the year 2023.  On May 1, 2019, as a result of an underwriter agreement, we issued warrants to purchase 125,000 shares at an exercise price of $2.64 per share.

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

We cannot assure you that securities analysts will cover our company. As of December 31, 2019, no securities analyst covers our company. If securities analysts do not cover our company, this lack of coverage may adversely affect the trading price of our securities. In the event that securities analysts begin to cover our company, the trading market for our securities will rely in part on the research and reports that such securities analysts publish about us and our business. If one or more of the analysts who cover our company downgrades our securities, the trading price of our securities may decline. If one or more of these analysts then ceases to cover our company, we could lose visibility in the market, which, in turn, could also cause the trading price of our securities to decline. Further, because of our small market capitalization, it may be difficult for us to attract securities analysts to cover our company, which could significantly and adversely affect the trading price of our securities.

If we do not maintain an effective registration statement, you may not be able to exercise the warrants in a cash exercise.

For you to be able to exercise our publicly traded  warrants, the resale of the shares of common stock to be issued to you upon exercise of the warrants must be covered by an effective and current registration statement. We have not maintained a current registration statement relating to the resale of the shares of common stock underlying the warrants. As a result, you would be unable to exercise the warrants in a cash exercise and will be required to engage in a cashless exercise in which a number of warrant shares equal to the fair market value of the exercised shares will be withheld. In those circumstances, we may, but are not required to, redeem the warrants by payment in cash. Consequently, there is a possibility that you will never be able to exercise the warrants and receive the underlying shares of common stock. This potential inability to exercise the warrants in a cash exercise, our right to cancel the warrants under certain circumstances, and the possibility that we may redeem the warrants for nominal value, may have an adverse effect on demand for the warrants and the prices that can be obtained from reselling them.

We are an “emerging growth company” and the reduced disclosure requirements applicable to emerging growth companies may make our securities less attractive to investors.

We are an “emerging growth company,” or “EGC”, as defined under rules of the SEC adopted in connection with the Jumpstart our Business Startups Act, also known as the “JOBS Act”. We will remain an EGC until the earlier of: (i) the last day of the fiscal year in which we have total annual gross revenues of $1 billion or more; (ii) the last day of the fiscal year following the fifth anniversary of the date of our initial public stock offering; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC, which means the first day of the year following the first year in which the market value of our common stock that is held by non-affiliates exceeds $700 million as of June 30. For so long as we remain an EGC, we are permitted to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

•	being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements;
•	not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting;
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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our executive and administrative offices are located in Tampa, Florida, where we lease approximately 5,600 square feet of general office space for approximately $8,100 per month, plus utilities. The lease began July 15, 2019 and expires on July 31, 2022.

Item 3. Legal Proceedings.

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

Effective December 8, 2015, our common stock and common stock warrants became separately quoted on the Nasdaq Capital Market under the symbols “LMFA” and “LMFAW,” respectively. On December 31, 2019 there was 2 holders of record of our common stock and 1 holder of record of our common stock warrants.

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

•	uncertainty over the timing and ability to complete our business combination transaction with Hanfor,
•	our ability to retain the listing of our securities on the Nasdaq Capital market,
•	our ability to purchase defaulted consumer receivables at appropriate prices,
•	competition to acquire such receivables,
•	our dependence upon third party law firms to service our accounts,
•	our ability to obtain funds to purchase receivables,

•	our ability to manage growth or declines in the business,
•	changes in government regulations that affect our ability to collect sufficient amounts on our defaulted consumer receivables,
•	the impact of class action lawsuits and other litigation on our business or operations,
•	our ability to keep our software systems updated to operate our business,
•	our ability to employ and retain qualified employees,
•	our ability to establish and maintain internal accounting controls,
•	changes in the credit or capital markets,
•	changes in interest rates,
•	deterioration in economic conditions,
•	negative press regarding the debt collection industry which may have a negative impact on a debtor’s willingness to pay the debt we acquire,
•	the spread of the novel coronavirus (COVID-19), its impact on the economy generally and, more specifically, the specialty finance or specialty health insurance industries, and
•	other factors set forth under “Risk Factors” in this report.

Except as required by law, we assume no duty to update or revise any forward-looking statements.

Overview

During 2019, we were a diversified business with two focuses:

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

•

specialty health insurance brokerage through our former subsidiary and specialty health insurance broker, IIU, Inc., a Virginia corporation (“IIU”), that we purchased on January 16, 2019. IIU provides global medical insurance products for international travelers, specializing in policies covering high-risk destinations, emerging markets and foreign travelers coming to the United States. All policies were fully underwritten with no claim risk remaining with IIU. The Company sold IIU and its subsidiary on January 8, 2020.

Through our specialty finance business, we provide funding to Associations primarily located in the state of Florida and, to a lesser extent, Associations in the states of Washington, Colorado, and, since February 2016, Illinois. We offer Associations a variety of financial products customized to each Association’s financial needs. Our original product offering consists of providing funding to Associations by purchasing their rights under delinquent Accounts that are selected by the Associations arising from unpaid Association assessments. We provide funding against such delinquent Accounts in exchange for a portion of the proceeds collected by the Associations from the Account debtors on the Accounts. More recently, we have started to engage in the business of purchasing Accounts on varying terms tailored to suit each Association’s financial needs, including under our New Neighbor Guaranty program.

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

Our former subsidiary IIU through its wholly owned company Wallach and Company (“Wallach”) offers health insurance, travel insurance and other travel services to:

•	United States citizens and residents traveling abroad; and
•	Non United States citizens or residents who travel to the United States

These services are typically sold through a policy offered by Wallach and fully underwritten by a third party insurance company.  The policies offered include: HealthCare Abroad, HealthCare Global, HealthCare America, HealthCare International, HealthCare War.

Corporate History and Reorganization

The Company was originally organized in January 2008 as a Florida limited liability company under the name LM Funding, LLC. Historically, all of our business was conducted through LM Funding, LLC and its subsidiaries (the “Predecessor”). Immediately prior to our initial public offering in October 2015, the members of the LM Funding, LLC contributed all of their membership interests to LM Funding America, Inc., a Delaware corporation incorporated on April 20, 2015 (“LMFA”), in exchange for an aggregate of 2,100,000 shares of the common stock of LMFA (the “Corporate Reorganization”). Immediately after such contribution and exchange, the former members of LM Funding, LLC became the holders of 100% of the issued and outstanding common stock of LMFA, thereby making LM Funding, LLC a wholly-owned subsidiary of LMFA. As used in this discussion and analysis, unless the context requires otherwise, references to “LMF,” “LM Funding,” “we,” “us,” “our,” “the Company,” “our company,” and similar references refer to (i) following the date of the Corporate Reorganization, LM Funding America, Inc., a Delaware corporation, and its consolidated subsidiaries, and (ii) prior to the date of the Corporate Reorganization, LM Funding, LLC, a Florida limited liability company, and its consolidated subsidiaries.

IIU Acquisition

On November 2, 2018, the Company invested cash by purchasing a Securities Purchase Agreement (the “IIU SPA”) from IIU Inc. (“IIU”), a synergistic Virginia based travel insurance brokerage company controlled by Craven House North America, LLC (“Craven”) N.A., (whose ownership excluding unexercised warrants was approximately 20% of the Company’s outstanding stock at the time of the acquisition) pursuant to which IIU issued to the Company a Senior Convertible Promissory Note (“IIU Note”) in the original principal amount of $1,500,000.  The maturity date of the Note was 360 dates after the date of issuance (subject to acceleration upon an event of default).  The Note carried a 3.0% interest rate, with accrued but unpaid interest being payable on the Note’s maturity date.

On January 16, 2019, the Company entered into a Stock Purchase Agreement with Craven to purchase all of outstanding capital stock of IIU as a possible synergistic effort to diversify revenue sources that are believed to be accretive to earnings.  IIU provides global medical insurance products for international travelers, specializing in policies covering high-risk destinations, emerging markets and foreign travelers coming to the United States. All policies are fully underwritten with no claim risk remaining with IIU.

The Company purchased 100% of the issued and outstanding capital stock of IIU from Craven for $5,089,357 subject to adjustment as set forth in the IIU SPA.  IIU was required to have a minimum net working capital of $15,000 and at least $152,000 in cash. The Company paid the Purchase Price under the IIU SPA at closing as follows:

•	The Company cancelled all principal and accrued interest of the IIU Note, which consisted of aggregate principal indebtedness and accrued interest of $1,507,375 as of January 16, 2019.

•

The Company issued to Craven a $3,581,982 Senior Convertible Promissory Note (the “Craven Convertible Note”) for the balance of the purchase price.  At the option of Craven, the Craven Convertible Note could be paid in restricted shares of our common stock or cash.  The Craven Convertible Note bore simple interest at 3% per annum.  The Craven Convertible Note was due and payable 360 days from the closing date of the IIU SPA. If repaid by the Company in restricted common stock, the outstanding principal and interest of the Craven Convertible Note would be paid by the Company by issuing to Craven a number of restricted common shares equal to the adjusted principal and accrued interest owing to Craven under the Craven Convertible Note divided by $2.41.

•	Pursuant to the terms of the IIU SPA, the purchase price was subsequently reduced by $120,200, to $4,969,200.

On December 20, 2019, the Company loaned $1.5 million to Craven (“Craven Secured Promissory Note”) which had an initial maturity date of April 15, 2020 and carried an interest rate of 0.5% that is to be paid monthly. The Company subsequently extended the due date of the Craven Secured Promissory Note to August 1, 2021.   The Craven Secured Promissory Note is secured by, among other things, Stock Pledge of Craven’s 640,000 Common Shares of the Company and the Assignment of the assets of Craven in favor of the Company.

IIU Disposal

On January 8, 2020, the Company entered into a Stock Purchase Agreement (“SPA”) with Craven pursuant to which the Company sold to Craven all of the issued and outstanding shares of IIU, Inc., a Virginia based travel insurance brokerage company and wholly owned subsidiary of LMFA (“IIU”), for $3,562,569.  The purchase price was paid by Craven through the cancellation of the $3,461,782 Convertible Promissory Note issued by LMFA to Craven dated January 16, 2019 plus forgiveness of $100,787 of accrued interest. LMFA originally paid $4,969,200 for the purchase of IIU in January 2019, which included a negative $720,386 net fair value of assets and $5,689,586 of goodwill. LMFA estimates the sale of IIU will result in a loss of approximately $1.65 million.

Entry into Hanfor Share Exchange Agreement

On March 23, 2020, the Company entered into a Share Exchange Agreement, dated March 23, 2020 (the “Share Exchange Agreement”), with Hanfor (Cayman) Limited, a Cayman Islands exempted company (“Hanfor”), and BZ Industrial Limited, a British Virgin Islands business company and the sole stockholder of Hanfor (“Hanfor Owner”).  The Share Exchange Agreement provides for a business combination transaction in which Hanfor Owner will transfer and assign to the Company all of the share capital of Hanfor in exchange for a number of shares of the Company’s common stock that will result in Hanfor Owner owning 86.5% of the outstanding common stock of the Company (the “Hanfor Exchange Transaction”).  Upon the closing of the Hanfor Exchange Transaction, Hanfor will become a wholly owned subsidiary of the Company.  The parties’ respective obligations to complete the Hanfor Exchange Transaction are subject to various closing conditions, including the approval of the Hanfor Exchange Transaction by the Company’s stockholders at a duly called stockholder meeting; the receipt of a fairness opinion by the Company’s board of directors for the Hanfor Exchange Transaction; the absence of a material adverse change in the business, assets, or operations of Hanfor; the exercise of outstanding warrants to purchase at least 729,167 shares of Company common stock (or Hanfor Owner’s purchase of shares in a private placement in lieu thereof); and various customary closing conditions.  The conditions to Hanfor Owner’s and Hanfor’s obligation to complete the Hanfor Exchange Transaction will include the continued listing of the Company’s common stock on the Nasdaq Stock Market; the absence of a material adverse change in the business, assets, or operations of the Company; and other customary closing conditions.  In addition to the foregoing, the Share Exchange Agreement contains other customary and negotiated representations, warranties, and covenants, including a covenant not to solicit alternative transactions.  Under the agreement, Hanfor Owner is required to deliver to the Company audited financial statements for Hanfor for the 2019 and 2018 fiscal years, with such audited financial statements required to be delivered by May 31, 2020 (subject to extension to June 30, 2020 under specified circumstances). In connection with the execution of the Share Exchange Agreement, the Company and Hanfor Owner entered into a Stock Purchase Agreement, dated March 23, 2020, pursuant to which Hanfor Owner purchased from Company an aggregate of 520,833 shares of the Company’s common stock at a price of $2.40 per share.

Results of Operations

The Year Ended December 31, 2019 compared with the Year Ended December 31, 2018

Revenues

During the year ended December 31, 2019, total revenues decreased by $0.4 million, or 10.7%, to $3.0 million from $3.4 million in the year ended December 31, 2018.  The decrease is due in part to a decrease in interest, administrative and late fees collected during the year offset by $0.6 million of net commission revenue.

The decrease in interest, administrative and late fees was the result of a decrease in the average revenue collected per unit.  The average revenue per unit was up to $5,195 for the year ended December 31, 2019 compared with $3,415 for the year ended December 31, 2018.  However, there was a 36% decrease in payoffs as the Company recorded approximately 502 payoff occurrences for the year ended December 31, 2019 compared with 785 payoff occurrences for the year ended December 31, 2018.  “Payoffs” consist of recovery of the entire legally collectible portion, or a settlement thereof, of our principal investment, accrued interest, and late fees owed to us from the proceeds of the Accounts collected by the Associations in accordance with our contracts with Associations.

Rental revenue (which includes sales of units) for the year ended December 31, 2019 was $0.4 million as compared to $0.7 million for the year ended December 31, 2018. There were 13 rental units in the portfolio as December 31, 2019 compared with 17 rental units as of December 31, 2018.

Operating Expenses

During the year ended December 31, 2019, operating expenses increased $2.1 million, or 55%, to $5.9 million from $3.8 million for the year ended December 31, 2018. The increase in operating expenses can be attributed to various factors including a $1.65 million goodwill impairment, an increase in general and administrative expenses of $0.2 million as the result of the addition of IIU, higher professional fees of $0.5 million due to fees associated with strategic alternatives and insurance reimbursement of legal fees in 2018 of $0.2 million, offset in part by a $0.2 million reduction in real estate expenses and a $0.2 million recoupment of related party bad debt written off in 2017.

During the year ended December 31, 2019, the Company assessed the goodwill attached to the purchase of IIU, Inc. in light of the sale of that entity to Craven House Capital North America for approximately $3.6 million. As such, we determined that goodwill was negatively impacted and reduced goodwill by $1.65 million.

Legal fees (excluding fees paid pursuant to our service agreement with BLG), for the year ended December 31, 2019 were approximately $0.8 million compared with approximately $0.3 million for the year ended December 31, 2018 due in part to costs associated with strategic alternatives and other litigation.  In the ordinary course of our business, we are involved in numerous legal proceedings. We regularly initiate collection lawsuits, using our network of third-party law firms, against debtors. In addition, debtors occasionally initiate litigation against us.  Legal fees for BLG for the year ended December 31, 2019 were $1.1 million compared to $1.0 million for the year ended December 31, 2018.   See Note 11. Related Party Transactions for further discussion regarding the service agreements with BLG.

Interest Expense

During the year ended December 31, 2019, interest expense declined by $0.4 million to $0.1 million compared to $0.5 million for the year ended December 31, 2018.

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

Loss on Litigation

There was no loss on litigation for 2019. During the year ended December 31, 2018, the Company settled the Solaris at Brickell Bay Condominium Association, Inc. v. LM Funding class action litigation and adjusted the $505,000 class action accrual that was incurred during the twelve months ended December 31, 2017 to $100,000 with the $405,000 change reflected as other income.

Income Tax Provision (Benefit)

The Company did not record an income tax benefit or expense for the year ended December 31, 2019 or 2018 due to continuing losses.

Under ASC 740-10-30-5, Income Taxes, deferred tax assets should be reduced by a valuation allowance if, based on the weight of available evidence, it is more-likely-than-not (i.e., a likelihood of more than 50%) that some portion or all of the deferred tax assets will not be realized.  The Company considers all positive and negative evidence available in determining the potential realization of deferred tax assets including, primarily, the recent history of taxable earnings or losses.  Based on operating losses reported by the Company during 2019 and 2018, the Company concluded there was not sufficient positive evidence to overcome this recent operating history. As a result, the Company believes that a valuation allowance continues to be necessary based on the more-likely-than-not threshold noted above. The Company recorded a valuation allowance of approximately $3.6 million and $3.2 million for the year ended December 31, 2019 and 2018, respectively

Net Loss

During the year ended December 31, 2019, the Company generated a net loss of $3.0 million as compared to a net loss of $0.5 million for the year ended December 31, 2018 for the reasons mentioned above.

Liquidity and Capital Resources

General

As of December 31, 2019, we had cash and cash equivalents of $1.1 million compared with $3.5 million at December 31, 2018. The decrease in cash is due primarily to decrease in revenues and profitability along with a $1.5 million purchase of a senior secured convertible note.

Cash from Operations

Net cash used in operations was $1.2 million during the year ended December 31, 2019 compared with $0.8 million during the year ended December 31, 2018. This change was primarily driven by a $2.5 million reduction in net income which includes the $1.65 million goodwill impairment described above.

Cash from Investing Activities

Net cash used in investing activities was $1.1 million during the year ended December 31, 2019 as compared to net cash used in investing activities of $1.1 million during the year ended December 31, 2018. For the year ended December 31, 2019, cash generated from our net finance receivables fell by $0.1 million compared to the year ended December 31, 2018. Our primary business relies on our ability to invest in Accounts, and during the year ended December 31, 2019, this balance decreased compared with the year ended December 31, 2018. This balance has been in consistent decline since 2012. This balance is very susceptible to housing market fluctuations.

Cash from Financing Activities

Net cash used in financing activities was $0.2 million during the year ended December 31, 2019 as compared to net cash provided by financing activities of $4.8 million for the year ended December 31, 2018. During 2018, the Company generated $5.2 million from the issuance of shares offset in part by $0.3 million in debt issuance costs. During 2019, the Company repaid $0.2 million in principal repayments.

The Company is obligated to pay Associations with which it has contracts approximately $12,000 over the next 12 months for those units that are managed by us under our original product, and it is  committed to pay approximately $36,000 to Associations with which it has contracts under the New Neighbor Guaranty program over the next 36 months.

Outstanding Debt

Debt of the Company consisted of the following:

	Year ended December 31,
	2019	2018
Financing agreement with FlatIron capital that is unsecured. Down payment of $28,125 was required upfront and equal installment payments of $8,701 to be made over a 10 month period. The note matured on May 31, 2019. Annualized interest is 5.99%	$-	$42,875

Financing agreement with FlatIron capital that is unsecured. Down payment of $19,170 was required upfront and equal installment payments of $11,590 to be made over a 11 month period. The note matures on June 1, 2020. Annualized interest is 6.8%	69,540	-

Senior secured convertible note to Craven House Capital North America LLC (Related Party), bearing interest at 3.0%. Note was issued on January 16, 2019 and either matured on either January 14, 2020 or became convertible into 1,436,424 shares of the Company's common stock. The value of the beneficial conversion feature as of January 16, 2019 was zero.*	3,461,782	-

Promissory note issued by a financial institution, bearing interest at 9.09%, interest and principal payments due monthly of $323. Note is secured by an automobile and was issued on July 26, 2019 with original borrowings of $12,892. The note matures on August 26, 2023.	11,802	-

Promissory note issued by a financial institution, bearing interest at 5.85%, interest and principal payments due monthly of $10,932. Note was issued on May 31, 2018 with original borrowings of $608,000 and subsequent borrowings of $141,000 and repayments of $51,000. The note matures on May 30, 2025 and can be prepaid at any time without penalty. This note is secured by the Company’s inventory, chattel paper, accounts, equipment and general intangible intangibles and deposit accounts.	606,454

	$4,149,578	$42,875

* The $3.5 million Craven was forgiven in connection with Craven’s repurchase of IIU on January 8, 2020 pursuant to the terms of the Craven SPA.

Minimum required principal payments on the Company’s debt as of December 31, 2019 are as follows :

Years Ending December 31
2020	$3,631,994
2021	107,013
2022	113,648
2023	119,090
2024	177,833
$4,149,578

Recent Capital Raising Transaction

In connection with the execution of the Share Exchange Agreement with Hanfor, the Company, and Hanfor Owner entered into a Stock Purchase Agreement, dated March 23, 2020, pursuant to which Hanfor Owner purchased from Company an aggregate of 520,833 shares of the Company’s common stock at a price of $2.40 per share, resulting in aggregate gross proceeds to the Company of $1.3 million.  The Company did not have any financing transactions in 2019.

Liquidity Outlook

The Company has experienced operating losses over the past 4 years (2016, 2017, 2018 and 2019) with cumulative losses of approximately $14.5 million as a result of declining revenues and high expenses due to a number of factors.  These losses resulted in the usage of all cash proceeds from the Company’s initial public offering in 2015.

The Company recently settled the $3,461,782 note and $100,787 accrued interest owed to Craven by exchanging the note and accrued interest for ownership of IIU, Inc. and received $1.25 million as part of a merger with Hanfor’s Owner.

However, we may not have enough cash to satisfy our estimated liquidity needs for the 12 months from the issuance of these financial statements. We cannot state with certainty that the Hanfor merger will close and depending upon the circumstances under which the merger would be terminated, we may not have sufficient liquidity to meet the obligations of the company.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

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

Based on management’s evaluation (in accordance with Exchange Act Rule 13a-15(b)), our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2019, due to the weakness in internal control over financial reporting described below, our disclosure controls and procedures are not designed at a reasonable assurance level or effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As discussed below, we plan on increasing the size of our accounting staff at the appropriate time for our business and its size to ameliorate our auditor’s concern that the Company does not effectively segregate certain accounting duties, which we believe would resolve the material weakness in internal control over financial reporting and similarly improve disclosure controls and procedures, but there can be no assurances as to the timing of any such action or that the Company will be able to do so.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. Based on that assessment, our management determined that, as of December 31, 2019, the Company’s internal control over financial reporting was not effective for the purposes for which it is intended. Specifically, management’s determination was based on the following material weaknesses which existed as of December 31, 2019.

During 2017 to the present, the number of full time employees at the Company declined from 19 to 9. The Company has not expanded its accounting and finance staff since that time. From 2017 through 2019, the Company did not effectively segregate certain accounting duties due to the small size of its remaining accounting staff. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Notwithstanding the determination that our internal control over financial reporting was not effective, as of December 31, 2019, and that there was a material weakness as identified in this Annual Report, we believe that our consolidated financial statements contained in this Annual Report fairly present our financial position, results of operations and cash flows for the years covered hereby in all material respects.

This Annual Report does not include an attestation report by MaloneBailey LLP, our independent registered public accounting firm, regarding internal control over financial reporting. As a smaller reporting company, our management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report.

Changes in Control Over Financial Reporting.

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Although we plan to increase the size of our accounting staff at the appropriate time for our business and its size to ameliorate our auditor’s concern that the Company does not effectively segregate certain accounting duties, there can be no assurances as to the timing of any such action or that the Company will be able to do so.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item will be included in and is hereby incorporated by reference from our definitive proxy statement relating to our 2020 annual meeting of stockholders, which we intend to file within 120 days after the end of our fiscal year ended December 31, 2019.

Item 11. Executive Compensation.

Summary Compensation Table

The information required by this Item will be included in and is hereby incorporated by reference from our definitive proxy statement relating to our 2020 annual meeting of stockholders, which we intend to file within 120 days after the end of our fiscal year ended December 31, 2019.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be included in and is hereby incorporated by reference from our definitive proxy statement relating to our 2020 annual meeting of stockholders, which we intend to file within 120 days after the end of our fiscal year ended December 31, 2019.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

 The information required by this Item will be included in and is hereby incorporated by reference from our definitive proxy statement relating to our 2020 annual meeting of stockholders, which we intend to file within 120 days after the end of our fiscal year ended December 31, 2019.

Item 14. Principal Accounting Fees and Services.

The information required by this Item will be included in and is hereby incorporated by reference from our definitive proxy statement relating to our 2020 annual meeting of stockholders, which we intend to file within 120 days after the end of our fiscal year ended December 31, 2019.

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

Item 16. Form 10-K Summary.

None.

Report of Independent Registered Public Accounting Firm

To the shareholders and board of directors of

LM Funding America, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of LM Funding America, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2019 and December 31, 2018, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and December 31, 2018, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 14 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 14. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Houston, Texas

April 14, 2020

LM FUNDING AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2019	2018
Assets
Cash	$1,069,823	$3,520,753
Finance receivables:
Original product (Note 2)	273,711	425,012
Special product - New Neighbor Guaranty program, net of allowance for credit losses of (Note 3)	129,272	237,043
Due from related party (Note 11)	152,783	25,507
Other investments - related party receivable	-	1,507,375
Prepaid expenses and other assets	147,568	155,420
Current assets	1,773,157	5,871,110

Fixed assets, net	35,533	33,818
Real estate assets owned (Note 5)	21,084	122,604
Operating lease - right of use assets (Note 8)	260,260
Other assets	11,021	32,036
Other investments - related party receivable	1,500,000	-
Goodwill (Note 6)	4,039,586	-

Long-term assets	5,867,484	188,458

Total assets	$7,640,641	$6,059,568

Liabilities and stockholders' equity
Accounts payable and accrued expenses	354,876	188,354
Related party convertible note payable	3,461,782	-
Notes payable - short-term (Note 7)	170,212	42,875
Tax liability	14,226
Other liabilities and obligations	21,153	19,690
Current liabilities	4,022,249	250,919

Notes payable - long-term (Note 7)	517,584	-
Operating lease liability (Note 8)	265,883	-
Long-term liabilities	783,467	-
Total liabilities	4,805,716	250,919

Stockholders' equity (Note 10)
Common stock, par value $.001; 30,000,000 shares authorized; 3,134,261 and 3,124,961 shares issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	3,134	3,125
Additional paid-in capital	17,326,553	17,295,408
Accumulated deficit	(14,494,762)	(11,489,884)
Total stockholders' equity	2,834,925	5,808,649
Total liabilities and stockholders’ equity	$7,640,641	$6,059,568

The accompanying notes are an integral part of these consolidated financial statements.

LM FUNDING AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2019	2018
Revenues
Interest on delinquent association fees	$1,510,237	$2,084,287
Administrative and late fees	145,295	230,756
Recoveries in excess of cost - special product	97,361	118,540
Underwriting fees and other revenues	215,068	246,904
Net commission revenue	639,815	-
Rental revenue	417,612	709,050
Total revenues	3,025,388	3,389,537

Operating expenses
Staff costs & payroll	1,409,321	1,374,129
Professional fees	1,872,305	1,331,482
Settlement costs with associations	68,188	40,027
Selling, general and administrative	515,488	323,030
Real estate management and disposal	460,978	627,384
Depreciation and amortization	63,760	68,263
Collection costs	(17,893)	19,025
Recovery of cost from related party receivable	(190,000)	-
Provision for credit losses	266	581
Impairment of goodwill	1,650,000	-
Other operating	62,113	17,964
Total operating expenses	5,894,526	3,801,885

Operating loss	(2,869,138)	(412,348)

Gain on disposal of assets	(6,421)	-
Gain on litigation	-	(405,000)
Interest expense	142,161	464,811
Total other expenses	135,740	59,811

Loss before income taxes	(3,004,878)	(472,159)

Income tax (reduction) benefit	-	-

Net loss to common stockholders	$(3,004,878)	$(472,159)

Loss per share attributable to the stockholders of LM Funding America, Inc.
Basic	$(0.96)	$(0.47)
Diluted	$(0.96)	$(0.47)
Weighted average number of common shares outstanding
Basic	3,133,689	996,710
Diluted	3,133,689	996,710

The accompanying notes are an integral part of these consolidated financial statements.

LM FUNDING AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECMEBER 31, 2019 AND 2018

	Common Stock
	Shares	Amount	Additional paid-in capital	Accumulated Deficit	Total Equity
Balance - December 31, 2017	625,318	$625	$11,914,083	$(11,017,725)	$896,983
Stock issuance for cash	2,500,000	2,500	5,203,773		5,206,273
Stock option expense	-	-	24,770	-	24,770
Warrants issued with debt			154,676		154,676
Purchase of fractional common shares	(357)	-	(1,894)		(1,894)
Net loss	-	-	-	(472,159)	(472,159)
Balance - December 31, 2018	3,124,961	3,125	17,295,408	(11,489,884)	5,808,649
Stock option expense	-	-	8,834	-	8,834
Stock issued for warrants exercised	9,300	9	22,311		22,320
Net loss	-	-	-	(3,004,878)	(3,004,878)
Balance - December 31, 2019	3,134,261	$3,134	$17,326,553	$(14,494,762)	$2,834,925

The accompanying notes are an integral part of these consolidated financial statements.

LM FUNDING AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(3,004,878)	(472,159)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization	$63,760	$68,263
Warrants issued with debt amortization	—	154,676
Right to use asset expense	51,809	—
Stock compensation	8,834	24,770
Goodwill impairment	1,650,000	—
Recovery of reserve from related party receivable	(190,000)	—
Amortization of debt issuance costs	—	291,760
Gain on litigation	—	(405,000)
Gain on termination of operating lease	(1,421)	—
Gain on sale of fixed assets	(5,000)	—
Interest income	—	(7,375)
Change in operating assets and liabilities:
Prepaid expenses and other assets	176,093	31,517
Advances (repayments) to related party	62,724	(25,507)
Accounts payable and accrued expenses	85,045	(389,599)
Other liabilities and obligations	1,463	(29,663)
Lease liability payments	(44,765)	—
Deferred taxes	(14,200)	—
Net cash used in operating activities	(1,160,536)	(758,317)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net collections of finance receivables - original product	151,301	212,925
Net collections of finance receivables - special product	107,771	102,428
Net cash received from business acquisition	51,327
Cash paid to purchase fixed assets	(14,049)	—
Investment in note receivable - related party	(1,500,000)	(1,500,000)
Cash received from sales of fixed assets	5,000
Proceeds for real estate assets owned	80,076	41,527
Net cash used in investing activities	(1,118,574)	(1,143,120)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance cost	—	5,206,273
Proceeds from borrowings	—	500,000
Principal repayments	(194,140)	(580,823)
Proceeds from exercise of warrants	22,320	—
Purchase of fractional common shares	—	(1,894)
Debt issue costs	—	(291,760)
Net cash (used in) provided by financing activities	(171,820)	4,831,796
NET (DECREASE) INCREASE IN CASH	(2,450,930)	2,930,359
CASH - BEGINNING OF YEAR	3,520,753	590,394
CASH - END OF YEAR	$1,069,823	$3,520,753

SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION
Cash paid for interest	$41,374	$29,401
Cash paid for income taxes	-	-
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Debt discount on issuance of warrants	-	154,676
Insurance financing	127,490	84,670
Financing loan for purchase of fixed asset	12,892	-
ROU asset obligation recognized	331,477	-

The accompanying notes are an integral part of these consolidated financial statements.

LM FUNDING AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS DECEMBER 31, 2019 AND 2018

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

The Company acquired IIU, Inc. (“IIU”), a Virginia based travel insurance brokerage company which provides global medical insurance products for international travelers, specializing in policies covering high-risk destinations, emerging markets and foreign travelers coming to the United States, on January 16, 2019.

On January 8, 2020, the Company entered into a Stock Purchase Agreement (the “Craven SPA”) with Craven House Capital North America LLC(“Craven”) pursuant to which the Company sold to Craven all of the issued and outstanding shares of IIU for $3,562,569.  The purchase price was paid by Craven through the cancellation of the $3,461,782 Convertible Promissory Note issued by LMFA to Craven on January 16, 2019 in connection with the purchase of IIU (the “Craven Convertible Note”), plus forgiveness of $100,787 of accrued interest under the Craven Convertible Note. LMFA originally paid Craven $4,969,200 for the purchase of IIU in January 2019, which included a negative $720,386 net fair value of assets and $5,689,586 of goodwill. As a result goodwill was impaired by $1.65 million.

During 2019, we were a diversified business with two focuses:

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

•

purchased on January 16, 2019. IIU provided global medical insurance products for international travelers, specializing in policies covering high-risk destinations, emerging markets and foreign travelers coming to the United States. All policies were fully underwritten with no claim risk remaining with IIU.

Specialty Finance

The Company has a specialty finance company that provides funding principally to Associations that are almost exclusively located in Florida. The business of the Company is conducted pursuant to relevant state statutes (the “Statutes”), principally Florida Statute 718.116. The Statutes provide each Association lien rights to secure payment from unit owners (property owners) for assessments, interest, administrative late fees, reasonable attorneys’ fees, and collection costs. In addition, the lien rights granted under the Statutes are given a higher priority (a “Super Lien”) than all other lien holders except property tax liens. The Company provides funding to Associations for their delinquent assessments from property owners in exchange for an assignment of the Association’s right to collect proceeds pursuant to the Statutes. The Company derives its revenues from the proceeds of Association collections.

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

LM FUNDING AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Specialty Health Insurance

Our subsidiary IIU through its wholly owned company Wallach and Company (“Wallach”) offers health insurance, travel insurance and other travel services to:

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

Principles of Consolidation

The consolidated financial statements include the accounts of LMFA and its wholly-owned subsidiaries: LM Funding, LLC; LMF October 2010 Fund, LLC; REO Management Holdings, LLC (including all 100% owned subsidiary limited liability companies); LM Funding of Colorado, LLC; LM Funding of Washington, LLC; LM Funding of Illinois, LLC; and LMF SPE #2, LLC and various single purpose limited liability corporations owned by REO Management Holdings, LLC which own various properties. It also includes IIU Inc. and its wholly-owned subsidiary; Wallach & Company. All significant intercompany balances have been eliminated in consolidation

Basis of Presentation

The consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The Company prepares its consolidated financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”).

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the evaluation of any probable losses on amounts funded under the Company’s New Neighbor Guaranty program as disclosed below, the evaluation of probable losses on balances due from a related party, the realization of deferred tax assets, the evaluation of contingent losses related to litigation, fair value estimates of real estate assets owned and impairment of goodwill and reserves on notes receivables.

Revenue Recognition

Accounting Standards Codification (“ASC”) 606 of the Financial Accounting Standards Board (“FASB”) states an entity needs to conclude at the inception of the contract that collectability of the consideration to which it will be entitled in exchange for the goods and services that will be transferred to the customer is probable. That is, in some circumstances, an entity may not need to assess its ability to collect all of the consideration in the contract. The Company provides funding to Associations by purchasing their rights under delinquent accounts from unpaid assessments due from property owners. Collections on the Accounts may vary greatly in both the timing and amount ultimately recovered compared with the total revenues earned on the Accounts because of a variety of economic and social factors affecting the real estate environment in general.

LM FUNDING AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s contracts with its customers have very specific performance obligations.  The Company has determined that the known amount of cash to be realized or realizable on its revenue generating activities cannot be reasonably estimate and as such, classifies its finance receivables as nonaccrual and recognizes revenues in the accompanying statements of income on the cash basis or cost recovery method in accordance with ASC 310-10, Receivables. The Company’s operations also consist of rental revenue earned from tenants under leasing arrangements which provide for rent income. The leases have been accounted for as operating leases. For operating leases, revenue is recorded based on cash rental payments was collected during the period. The Company analyzed its remaining revenue streams and concluded there were no changes in revenue recognition with the adoption of the new standard.

Under ASC 606, the Company applies the cash basis method to its original product and the cost recovery method to its special product as follows:

Finance Receivables—Original Product: Under the Company’s original product, delinquent assessments are funded only up to the Super Lien Amount as discussed above. Recoverability of funded amounts is generally assured because of the protection of the Super Lien Amount. As such, payments by unit owners on the Company’s original product are recorded to income when received in accordance with the provisions of the Florida Statute (718.116(3)) and the provisions of the purchase agreements entered into between the Company and Associations. Those provisions require that all payments be applied in the following order: first to interest, then to late fees, then to costs of collection, then to legal fees expended by the Company and then to assessments owed. In accordance with the cash basis method of recognizing revenue and the provisions of the statute, the Company records revenues for interest and late fees when cash is received. In the event the Company determines the ultimate collectability of amounts funded under its original product are in doubt, payments are applied to first reduce the funded or principal amount.

Finance Receivables—Special Product (New Neighbor Guaranty program): During 2012, the Company began offering associations an alternative product under the New Neighbor Guaranty program whereby the Company will fund amounts in excess of the Super Lien Amount. Under this special product, the Company purchases substantially all of the delinquent assessments owed to the association, in addition to all accrued interest and late fees, in exchange for payment by the Company of (i) a negotiated amount or (ii) on a going forward basis, all monthly assessments due for a period up to 48 months. Under these arrangements, the Company considers the collection of amounts funded is not assured and under the cost recovery method, cash collected is applied to first reduce the carrying value of the funded or principal amount with any remaining proceeds applied next to interest, late fees, legal fees, collection costs and any amounts due to the Association. Any excess proceeds still remaining are recognized as revenues. If the future proceeds collected are lower than the Company’s funded or principal amount, then a loss is recognized.

Net Commission Revenue: The Company acts as an agent in providing health travel insurance policies. As a result, the Company revenue is recorded at net. The Company has determined that the known amount of cash to be realized or realizable on its revenue generating activities can be reasonably estimated and as such, classifies its receivables as accrual and recognizes revenues in the accompanying statements of income on the accrual basis.  If a policy is not effective as of the end of a period, then the associated revenue and underwriting costs are deferred until the effective date. The majority of the commission revenue is underwritten by two policy underwriters who pays the Company commissions.

Cash

The Company maintains cash balances at several financial institutions that are insured under the Federal Deposit Insurance Corporation’s (“FDIC”) Transition Account Guarantee Program. Balances with the financial institutions may exceed federally insured limits.

Finance Receivables

Finance receivables are recorded at the amount funded or cost (by unit). The Company evaluates its finance receivables at each period end for losses that are considered probable and can be reasonably estimated in accordance with ASC 450-20. As discussed above, recoverability of funded amounts under the Company’s original product is generally assured because of the protection of the Super Lien Amount. However, the Company did have an accrual at December 31, 2019 and 2018, respectively for an allowance for credit losses for this program of $112,027 and $124,359.

Under the New Neighbor Guaranty program (special product), the Company funds amounts in excess of the Super Lien Amount. When evaluating the carrying value of its finance receivables, the Company looks at the likelihood of future cash flows based on historical payoffs, the fair value of the underlying real estate, the general condition of the Association in which the unit exists, and the general economic real estate environment in the local area. The Company estimated an allowance for credit losses for this program of $20,016  and $40,758 as of December 31, 2019 and December 31, 2018, respectively under ASC 450-20 related to its New Neighbor Guaranty program.

LM FUNDING AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Real Estate Assets Owned

In the event collection of a delinquent assessment results in a unit being sold in a foreclosure auction, the Company has the right to bid (on behalf of the Association) for the delinquent unit as attorney in fact, applying any amounts owed for the delinquent assessment to the foreclosure price as well as any additional funds that the Company, in its sole discretion, decides to pay. If a delinquent unit becomes owned by the Association by acquiring title through an association lien foreclosure auction, by accepting a deed-in-lieu of foreclosure, or by any other way, the Company in its sole discretion may direct the Association to quitclaim title of the unit to the Company.

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

The Company capitalizes costs incurred to acquire real estate owned properties and any costs incurred to get the units in a condition to be rented.  These costs include, but are not limited to, renovation/rehabilitation costs, legal costs, and delinquent taxes.  These costs are depreciated over the estimated minimum time period the Company expects to maintain possession of the units.  Costs incurred for unencumbered units are depreciated over 20 years and costs for units subject to a first mortgage are depreciated over 3 years.  As of December 31, 2019 and 2018, capitalized real estate costs, net of accumulated depreciation, were $21,084 and $122,604, respectively.  During the years ended December 31, 2019 and 2018, depreciation expense was $21,444 and $45,577, respectively.

If the Company elects to take a quitclaim title to a unit or property held for sale, the Company is responsible to pay all future assessments on a current basis, until a change of ownership occurs. The Association must allow the Company to lease or sell the unit to satisfy obligations for delinquent assessments of the original debt. All proceeds collected from any sale of the unit shall be first applied to all amounts due the Company plus any additional funds paid by the Company to purchase the unit, if applicable. Rental revenues and sales proceeds related to real estate assets held for sale are recognized when earned and realizable. Expenditures for current assessments owed to associations, repairs and maintenance, utilities, etc. are expensed when incurred.

If the Association elects (prior to the Company obtaining title through its own election) to maintain ownership and not quitclaim title to the Company, the Association must pay the Company all interest, late fees, collection costs, and legal fees expended, plus the original funding on the unit, which have accrued according to the purchase agreement entered into by the community association and the Company. In this event, the unit will be reassigned to the Association.

Fixed Assets

The Company capitalizes all acquisitions of fixed assets in excess of $500. Fixed assets are stated at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the assets. Fixed assets are comprised of furniture, computer and office equipment with an assigned useful life of 3 to 5 years. Fixed assets also includes capitalized software costs. Capitalized software costs include costs to develop software to be used solely to meet the Company’s internal needs, consist of employee salaries and benefits and fees paid to outside consultants during the application development stage, and are amortized over their estimated useful life of 5 years. As of December 31, 2019 and 2018, capitalized software costs, net of accumulated amortization, was $nil and $21,951, respectively. Amortization expense for capitalized software costs for the periods ended December 31, 2019 and December 31, 2018 was $21,951 and $23,259, respectively.

LM FUNDING AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Right to Use Assets

The Company capitalizes all leased assets pursuant to ASU 2016-02, "Leases (Topic 842)," which requires lessees to recognize right-of-use assets and lease liability, initially measured at present value of the lease payments, on its balance sheet for leases with terms longer than 12 months and classified as either financing or operating leases.  As of December 31, 2019, right to use assets, net of accumulated amortization, was $260,260. Amortization expense for right to use assets for the twelve months ended December 31, 2019 was $51,809 while the payments totaled $45,615 for the twelve months ended December 31, 2019.

Goodwill

Goodwill represents the excess purchase price of acquired businesses over the fair value of the net assets acquired. Goodwill is not amortized, but instead is tested for impairment annually or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable.

During the year, the Company recorded goodwill of approximately $5.7 milion which represented amounts for the purchase of IIU. For purposes of the 2019 annual test, we will elect to perform a goodwill impairment analysis to assess whether it was more likely than not that the fair value of these reporting units exceeded their respective carrying values. In performing these assessments, management will relay on a number of factors including, but not limited to, macroeconomic conditions, industry and market considerations, cost factors that would have a negative effect on earnings and cash flows, overall financial performance compared with forecasted projections in prior periods, and other relevant reporting unit events, the impact of which are all significant judgments and estimates.  This assessment was performed as of December 31, 2019 and showed a $1.65 million impairment due to the sale of IIU on January 8, 2020. The balance of goodwill as of December 31, 2019 and 2018 was approximately $4.1 million and $0, respectively.

Debt Issue Costs

The Company capitalizes all debt issue costs and amortizes them on a method that approximates the effective interest method over the remaining term of the note payable. The Company did not have any unamortized debt issue costs at December 31, 2019 or 2018. The Company incurred $291,760 debt issuance costs in 2018. Any costs will be presented in the accompanying condensed consolidated balance sheets as other assets until the loan proceeds are received which at that time will be reclassified as a direct deduction from the carrying amount of that debt liability in accordance with Accounting Standards Update (“ASU”) 2015-03.

Debt Discount

On April 2, 2018, the Company entered into a Securities Purchase Agreement (the “SPA”) with a New York-based family office (“Investor”), which was subsequently amended, pursuant to which the Company issued to Investor a Senior Convertible Promissory Note (the “Note”) in the original principal amount of $500,000 in exchange for a purchase price of $500,000.  The maturity date of the Note was six months after the date of issuance (subject to acceleration upon an event of default).  The Note carried a 10.5% interest rate, with accrued but unpaid interest being payable on the Note’s maturity date.  Investor was also issued pursuant to the SPA five- year warrants exercisable at the closing per share bid price on April 2, 2018 to purchase 40,000 shares of the Company’s common stock (the “Warrants”) (see Note 7. Long Term Debt).

The 40,000 warrants were valued on the grant date at approximately $3.87 per warrant or a total relative fair value of $154,676 using a Black-Scholes option pricing model with the following assumptions: stock price of $7.40 per share (based on the quoted trading price on the date of grant), volatility of 100.6%, expected term of 5 years, and a risk-free interest rate of 2.55%. The relative fair value of the warrants ($154,676) was treated as a debt discount that was amortized over 6 months.  The amortization of the discount was recognized as interest expense of which $154,676 was recognized for the year ended December 31, 2018. Due to the subsequent issuance of stock and warrants on October 31, 2018, these warrants now represent the right to purchase 143,587 shares of common stock at an exercise price of $1.84 per share. These warrants expire in the year 2023.

LM FUNDING AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Settlement Costs with Associations

Associations working with the Company will at times incur costs in connection with litigation initiated by the Company against property owners and or mortgage holders. These costs include settlement agreements whereby the Association agrees to pay some monetary compensation to the opposing party or judgments against the Associations for fees of opposing legal counsel or other damages awarded by the courts. The Company indemnifies the Association for these costs pursuant to the provisions of the agreement between the Company and the Association. Costs incurred by the Company for these indemnification obligations for the year ended December 31, 2019 and 2018 were $68,188 and $40,027, respectively. The Company does not limit its indemnification based on amounts ultimately collected from property owners.

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

Under ASC 740-10-30-5, Income Taxes, deferred tax assets should be reduced by a valuation allowance if, based on the weight of available evidence, it is more-likely-than-not (i.e., a likelihood of more than 50%) that some portion or all of the deferred tax assets will not be realized. The Company considers all positive and negative evidence available in determining the potential realization of deferred tax assets including, primarily, the recent history of taxable earnings or losses. Based on operating losses reported by the Company during 2019 and 2018, the Company concluded there was not sufficient positive evidence to overcome this recent operating history. As a result, the Company believes that a valuation allowance is necessary based on the more-likely-than-not threshold noted above.  During the year ended December 31, 2018, the Company decreased the valuation allowance to $3,203,607 to reflect a change in deferred tax assets. During the year ended December 31, 2019, the Company increased the valuation allowance to $3,634,857 to reflect continuing losses.

Prior to the Company’s initial public offering in October 2015, the taxable earnings of the Predecessor were included in the tax returns of its members (separate limited liability companies) and taxed depending on personal tax situations. In connection with the Company’s initial public offering, the members contributed ownership interests to the Company (a newly form C-Corporation) and all earnings subsequent to that date (October 23, 2015) are subject to taxes and reflected in the Company’s consolidated financial statements.

Loss Per Share

Basic loss per share is calculated as net loss to common stockholders divided by the weighted average number of common shares outstanding during the period.

The Company issued 2,500,000 of common stock at various times during the month of November 2018 and has weighted average these new shares in calculating loss per share for the relevant period.

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

Diluted loss per share for the period equals basic loss per share as the effect of any stock based compensation awards or stock warrants would be anti-dilutive.  The anti-dilutive stock based compensation awards consisted of:

	For the years ended December 31
	2019	2018
Stock Options	19,300	19,300
Stock Warrants – number of shares to purchase	2,879,287	2,763,587

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

Fair Value of Financial Instruments

FASB ASC 825-10, Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet. The Company engages a third party valuation firm to assist in estimating the fair value of its finance receivables. See Note 13.

Related Party

ASC 850 - Related Party Disclosures requires disclosure of related party transactions and certain common control relationships.  The Company disclosures related party transactions and such transactions are approved by the Company’s Board of Directors. See Note 11.

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

Non-cash Financing and Investing Activities

During the year ended December 31, 2019 and 2018, the Company acquired unencumbered title to certain properties as a result of foreclosure proceedings.  Properties were recorded at fair value less cost to dispose of approximately $0 and $0, respectively.  The fair value of these properties was first applied to recover the Company’s initial investment with any remaining proceeds applied to interest, late fees, and other amounts owed by the property owner.

During the year ended December 31, 2019, the Company acquired fixed assets of $12,892 through a financing loan.

ROU Assets and Lease Obligation – for the year ended December 31, 2019 the Company acquired $331,477 of ROU lease asset and liability.

Financing of Insurance Premium – the Company financed the purchase of various insurance policies during the year ended December 31, 2019 and 2018 using a $127,000 and $85,000, respectively using a finance agreement.

LM FUNDING AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

New Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)," which requires lessees to recognize right-of-use assets and lease liability, initially measured at present value of the lease payments, on its balance sheet for leases with terms longer than 12 months and classified as either financing or operating leases. ASU 2016-02 requires a modified retrospective transition approach for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, and provides certain practical expedients that companies may elect including those contained in ASU 2018-01, "Leases (Topic 842): Lease Easement Practical Expedient for Transition to Topic 842". This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years with early adoption permitted. The Company adopted on January 1, 2019 and elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the Company to carry forward the historical lease classification. The adoption of the policy did not have a cumulative impact on retained earnings. As a result of this ASU, the Company recorded $331,477 of ROU assets and liability in 2019.

In June 2018, the FASB issued ASU No. 2018-07 " Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting".  The standard simplified the accounting for share-based payments granted to nonemployees for goods and services, therefore guidance on such payments to nonemployees would be mostly aligned with the requirements for share-based payments granted to employees. ASU 2018-07 will be effective for us beginning October 1, 2019, but early adoption is permitted (but no earlier than the adoption date of Topic 606). This guidance is effective for us beginning January 1, 2019. Upon adoption, there was no impact to the Company’s consolidated financial statements

Recent Accounting Pronouncements Not Yet Adopted

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

Note 2. Finance Receivables – Original Product

The Company’s original funding product provides financing to Associations only up to the secured or “Super Lien Amount” as discussed in Note 1.  Finance receivables for the original product as of December 31, based on the year of funding are approximately as follows:

	2019	2018
Funded during the current year	$40,000	$79,000
1-2 years outstanding	15,000	35,000
2-3 years outstanding	20,000	18,000
3-4 years outstanding	11,000	7,000
Greater than 4 years outstanding	300,000	411,000
Total	386,000	550,000
Reserve for credit losses	(112,000)	(125,000)
Total	$274,000	$425,000
Number of active units with delinquent assessments	598	826
Amount of outstanding interest and late fees on active units	$9,167,000	$11,268,000

LM FUNDING AMERICA, INC. AND SUBSIDIARIES

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

As of December 31, 2019, maximum future contingent payments under these arrangements was approximately $36,000.

Delinquent assessments and accrued charges under these arrangements as of December 31, are as follows:

	2019	2018
Finance receivables, net	$129,000	$237,000
Delinquent assessments	374,000	707,000
Accrued interest and late fees	235,000	465,000
Number of active units with delinquent assessments	31	58

Note 4. New Neighbor Guaranty Allowance for Credit Losses

Allowance for credit losses are recorded for losses that are considered “probable” and can be “reasonably estimated” in accordance with ASC 450-20.  Recoverability of the Company’s original product is generally assured because of the protection of the Super Lien amountunder Florida statute and as such no allowance is recorded.

Credit losses on the New Neighbor Guaranty product were estimated by the Company and had a remaining balance of approximately $20,000 and $41,000 as of December 31, 2019 and 2018, respectively.

Note 5. Real Estate Assets Owned

Real estate assets owned as reported in the accompanying consolidated balance sheets consist of the fair market value less cost to dispose for those foreclosed units acquired free and clear of any mortgage or other liens plus costs incurred by the Company in excess of original funding on units.  Real estate assets owned (free and clear of any mortgage) at December 31, 2019, and 2018, were approximately $21,100 and $122,600 respectively, consisting of one and one units respectively, at these dates.  The Company acquired none and none new unencumbered units, net of disposals during 2019 and 2018 that were capitalized at fair value less cost to dispose of approximately $0 and $0, respectively.  The fair market value of each unit was first applied to recover the Company’s investment with any remaining proceeds applied next to interest, late fees, legal fees, collection costs, and payable to the association.  Any excess proceeds still remaining were recognized as a gain.

Most units are quitclaimed to the Company without the Company incurring additional cost and are subject to mortgage. Total units within the real estate portfolio at December 31, 2019 and 2018 as a result of foreclosure action were, including those discussed above, 20 and 20, respectively.  During 2019 and 2018, the Company sold twenty-three and twenty-seven units, respectively, and realized proceeds of approximately $190,000 and $196,000, respectively.  Any proceeds collected are first applied to recover the Company’s investment with any remaining proceeds applied next to interest, late fees, legal fees, collection costs and any amounts due to the community association.  Any excess proceeds still remaining are recognized as gain on sale of real estate assets.  If the future proceeds collected are lower than the Company’s carrying value, then a loss is recognized on the sale.  There was no significant gain or loss on the disposal of real estate assets during 2019 or 2018.  Rental revenues collected in 2019 and 2018 were approximately $227,000 (net of cost recovery of $0) and $513,000, respectively (net of cost recovery of $10,000).

As mentioned above, upon a unit being quitclaim deeded to the Company, the Company becomes responsible for current association assessments.  The monthly contingent obligation for assessments due on these units to associations as of December 31, 2019 and 2018 approximates $7,000 and $9,000, respectively.

LM FUNDING AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Goodwill and Acquisition

On November 2, 2018, the Company invested cash by purchasing a Securities Purchase Agreement (the “IIU SPA”) from IIU Inc. (“IIU”), a synergistic Virginia based travel insurance brokerage company controlled by Craven House N.A. (whose ownership excluding unexercised warrants is approximately 20% of the Company’s outstanding stock as of the date of acquisition), pursuant to which IIU issued to the Company a Senior Convertible Promissory Note (“IIU Note”) in the original principal amount of $1,500,000 in exchange for a purchase price of $1,500,000.  The maturity date of the Note is 360 dates after the date of issuance (subject to acceleration upon an event of default).  The Note carries a 3.0% interest rate, with accrued but unpaid interest being payable on the Note’s maturity date.

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

The Board of Directors of LMFA approved the purchase of IIU. LMFA purchased 100% of the outstanding stock of IIU for $5,089,357.  LMFA paid the Purchase Price at closing as follows:

•	Cancellation by LMFA of all principal and accrued interest of IIU’s Promissory Note dated November 3, 2018 and issued to LMFA for principal indebtedness and accrued interest of $1,507,375.
•

LMFA issued to Craven a $3,581,982 Convertible Promissory Note (“Craven note”) for the balance of the Purchase Price.  At the option of Craven, the Convertible Note may be paid in restricted common shares of LMFA or cash.  The Convertible Note shall bear simple interest at 3% per annum.  The Convertible Note shall be due and payable 360 days from the Closing Date. If repaid by LMFA in restricted common stock, the outstanding principal and interest of the Convertible Note shall be paid by LMFA by issuing to Seller a number of restricted common shares equal to the adjusted principal and accrued interest owing on the Convertible Note divided by $2.41. The note principal was subsequently reduced by $120,200 arising from lower than expected Closing Cash and Net Working Capital. Craven had verbally agreed to extend repayment of this Convertible Promissory Note 12 months from April 15, 2019.

•	Net cash received in the business acquisition was $51,327.

As such, the $1.5 million note receivable was cancelled as of January 16, 2019.

The following table summarizes the approximate consideration paid and the amounts of the identified assets acquired and liabilities assumed at the acquisition date:

LM FUNDING AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

We performed an assessment effective as of December 31, 2019 in light of the Company’s sale of IIU on January 8, 2020 which resulted in a $1.65 million goodwill impairment.

The accompanying unaudited pro forma statements of operations presents the accounts of LM Funding and IIU for the twelve - months ended December 31, 2019 and 2018, assuming the acquisition occurred on January 1, 2018:

	2019	2018
Revenues:	3,039,956	4,058,363
Net revenue	3,039,956	4,058,363

Operating Expenses:	5,907,644	4,254,141
Operating loss	(2,867,688)	(195,778)

Gain on disposal of assets	(6,421)	-
Other income		(23,217)
Gain on litigation	-	(405,000)
Investment income	-	(34,219)
Interest expense	142,161	496,594
Loss before income taxes	(3,003,428)	(229,936)
Income tax expense	274	28,426
Net loss	$(3,003,702)	$(258,362)

Net loss per common share:
Basic	$(0.96)	$(0.26)
Diluted	(0.96)	(0.26)
Weighted average number of common shares outstanding:
Basic	3,133,689	996,710
Diluted	3,133,689	996,710

IIU generated $639,815 of net commission revenue from January 16, 2019 to December 31, 2019 and $386,968 of operating expenses plus $39,522 of interest expense.

LM FUNDING AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Long-Term Debt and Other Financing Arrangements

	Year ended December 31,
	2019	2018
Financing agreement with FlatIron capital that is unsecured. Down payment of $28,125 was required upfront and equal installment payments of $8,701 to be made over a 10 month period. The note matured on May 31, 2019. Annualized interest is 5.99%	$-	$42,875

Financing agreement with FlatIron capital that is unsecured. Down payment of $19,170 was required upfront and equal installment payments of $11,590 to be made over a 11 month period. The note matures on June 1, 2020. Annualized interest is 6.8%	69,540	-

Senior secured convertible note to Craven House Capital North America LLC (Related Party), bearing interest at 3.0%. Note was issued on January 16, 2019 and either matured on either January 14, 2020 or became convertible into 1,436,424 shares of the Company's common stock. The value of the beneficial conversion feature as of January 16, 2019 was zero.*	3,461,782	-

Promissory note issued by a financial institution, bearing interest at 9.09%, interest and principal payments due monthly of $323. Note is secured by an automobile and was issued on July 26, 2019 with original borrowings of $12,892. The note matures on August 26, 2023.	11,802	-

Promissory note issued by a financial institution, bearing interest at 5.85%, interest and principal payments due monthly of $10,932. Note was issued on May 31, 2018 with original borrowings of $608,000 and subsequent borrowings of $141,000 and repayments of $51,000. The note matures on May 30, 2025 and can be prepaid at any time without penalty. This note is secured by the Company’s inventory, chattel paper, accounts, equipment and general intangible intangibles and deposit accounts.	606,454

	$4,149,578	$42,875

*The $3.5 million convertible note was forgiven in connection with Craven’s repurchase of IIU on January 8, 2020 pursuant to the terms of the Craven SPA.

On October 5, 2018, the Company exercised its right to terminate the Purchase Agreement originally entered into on April 2, 2018 with the Investor. The Company also repaid the $500,000 note and accrued interest on October 5, 2018. The Company paid the $200,000 Commitment Fee on November 2, 2018.

Minimum required principal payments on the Company’s debt as of December 31, 2019 are as follows :

Years Ending
December 31,
2020	$3,631,994
2021	107,013
2022	113,648
2023	119,090
2024	177,833
$4,149,578

LM FUNDING AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Commitments and Contingencies

Leases

The Company leases certain office space, construction and office equipment, vehicles and temporary housing generally under non-cancelable operating leases. Leases with an initial term of one year or less are not recorded on the balance sheet, and the Company generally recognizes lease expense for these leases on a straight-line basis over the lease term. As of December 31, 2019, the Company’s operating leases have remaining lease terms ranging from less than one year to 3 years, some of which include options to renew the leases. The exercise of lease renewal options is generally at the Company’s sole discretion. The Company’s leases do not contain any material residual value guarantees or material restrictive covenants.

The Company determines if an arrangement is a lease at inception. Operating lease ROU assets and current and long-term operating lease liabilities are separately stated on the Consolidated Balance Sheet as of December 31, 2019. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The present value of future lease payments are discounted using either the implicit rate in the lease, if known, or the Company’s incremental borrowing rate for the specific lease as of the lease commencement date. The rate was determined as a fair value of the lease over a 37 month period using a 6.5% interest rate for the present value calculation. The ROU asset is also adjusted for any prepayments made or incentives received. The lease terms include options to extend or terminate the lease only to the extent it is reasonably certain any of those options will be exercised. Lease expense is recognized on a straight-line basis over the lease term. The Company accounts for lease components (e.g., fixed payments) separate from the non-lease components (e.g., common-area maintenance costs). The Company does not have any material financing leases.

The Company leased its office under an operating lease beginning March 1, 2014 and ending July 31, 2019. The Company’s new office lease began July 15, 2019 and ends July 31, 2022. It also has a month to month lease for its IIU operations. A related party has a sub-lease for approximately $4,900 per month plus operating expenses.

The Company shares this space and the related costs associated with this operating lease with a related party (see Note 11) that also performs legal services associated with the collection of delinquent assessments.  The Company entered into a sub-lease with an unrelated party but we stopped receiving such sub-lease rental income in September 2018. Net rent expense recognized for the twelve months ended December 31, 2019 and 2018 were approximated $186,609 and $108,000, respectively.

The following table presents supplemental balance sheet information related to operating leases as of December 31, 2019:

	Balance Sheet Line Item	2019
Assets
ROU assets	Right of use asset, net	$260,260
Total lease assets		$260,260

Liabilities
Current lease liabilities	Lease liability	$94,235
Long-term lease liabilities	Lease liability	171,648
Total lease liabilities		$265,883

Weighted-average remaining lease term (in years)		2.6
Weighted-average discount rate		6.55%

The following table presents supplemental cash flow information and non-cash activity related to operating leases for the twelve months ended December 31, 2019:

LM FUNDING AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Operating Leases
Operating cash flow information
Cash paid for amounts included in the measurement of lease liabilities	$44,765
Non-cash activity:
ROU assets obtained in exchange for lease liabilities (lease cancelled)	26,685
ROU assets obtained in exchange for lease liabilities	304,792
Total ROU assets obtained in exchange for lease liabilities	331,477

The following table presents maturities of operating lease liabilities on an undiscounted basis as of December 31, 2019:

Operating Leases

2020	94,235
2021	103,646
2022	68,002
265,883

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

LM FUNDING AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As such, during the fiscal year 2018 the Company adjusted the class action accrual to $100,000 and recorded a $405,000 gain to other income to the statement of operations. The amount was paid during fiscal year 2018.

Note 9. Income Taxes

Prior to the Company’s initial public offering in October 2015, the earnings of the Predecessor, which was a limited liability company taxed as a partnership, were taxable to its members.  In connection with the contribution of membership interests to the Company (a C-Corporation formed in 2015), the net income or loss of the Company after the initial public offering is taxable to the Company and reflected in the accompanying consolidated financial statements.

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

Under ASC 740-10-30-5, Income Taxes, deferred tax assets should be reduced by a valuation allowance if, based on the weight of available evidence, it is more-likely-than-not (i.e., a likelihood of more than 50%) that some portion or all of the deferred tax assets will not be realized. The Company considers all positive and negative evidence available in determining the potential realization of deferred tax assets including, primarily, the recent history of taxable earnings or losses. Based on operating losses reported by the Company during 2019 and 2018, the Company concluded there was not sufficient positive evidence to overcome this recent operating history. As a result, the Company believes that a valuation allowance is necessary based on the more-likely-than-not threshold noted above. The Company recorded a valuation allowance of approximately of $3,204,000 during the year ended December 31, 2018 equal to its deferred tax asset as of December 31, 2018 and increased the valuation allowance to $3,635,000 during the year ended December 31, 2019.

Significant components of the tax expense (benefit) recognized in the accompanying consolidated statements of operations for the years ended December 31, 2019 and December 31, 2018) are as follows:

	Year Ended	Year Ended
	December 31, 2019	December 31, 2018
Current tax benefit
Federal	$(426,931)	$(222,603)
State	(88,334)	(46,058)
Total current tax benefit	(515,265)	(268,661)
Deferred tax expense	84,015	685,416
Valuation allowance (expense)	431,250	(416,755)
Income tax (reduction) benefit	$-	$-

LM FUNDING AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The reconciliation of the income tax computed at the combined federal and state statutory rate of 25.3% for the year ended December 31, 2019 and 25.3% for the year ended December 31, 2018 to the income tax benefit is as follows:

	Year Ended December 31,		Year Ended December 31,
	2019	2019	2018	2018
Benefit on net loss	$(849,700)	28.3%	$413,361	(87.5)%
Nondeductible expenses	418,450	-13.9%	3,394	(0.7)%
Valuation allowance (expense)	431,250	(14.4)%	(416,755)	88.2%
Other items	-	0.0%	-	0.0%
Tax benefit/effective rate	$-	0.0%	$-	0.0%

The significant components of the Company’s deferred tax liabilities and assets as of December 31, 2019 and December 31, 2018 are as follows:

	As of December 31,
	2019	2018
Deferred tax liabilities:
Tax expense for internally developed software	$4,081	$9,976
Tax depreciation in excess of book	1,029	4,975
Total deferred tax liabilities	5,110	14,951
Deferred tax assets:
Loss carryforwards	2,759,806	2,156,428
Step up in basis at contribution to C-Corp	682,231	853,410
Stock option expense	89,295	87,056
Step up in basis - purchase of non-controlling interest	54,597	59,243
Allowance for credit losses	33,466	41,849
Accrued liabilities	20,572	20,572
Total deferred tax asset	3,639,967	3,218,558
Valuation allowance	(3,634,857)	(3,203,607)
Net deferred tax asset	$-	$-

As discussed above, the Predecessor effected a transaction resulting in the contribution of member interests to the Company (a newly formed C-Corporation).  This transaction was recorded at the carryover basis of the Predecessor for both tax and financial reporting purposes.  In accordance with ASC 740-10-45-19, Income Taxes, the Company accounted for the tax effect of the difference in tax basis and book basis assets and liabilities at contribution date as a direct consequence of a change in tax status. As such, the Company recognized a net deferred tax asset for the tax effect of those basis differences equal to $91,068 with a corresponding increase in tax benefit.  As a result of various equity transactions prior to the incorporation, the former members of the Predecessor recognized taxable gains associated with redemption consideration and/or deficit capital accounts totaling approximately $5.25 million. In accordance with ASC 740-20-45-11, the Company accounted for the tax effect of the step up in income tax basis related to these transactions with or among shareholders and recognized a deferred tax asset and corresponding increase in equity of approximately $1.97 million. Federal net operating loss carryforwards of approximately $512,000 related to 2015, $3,850,000 related to 2016, $2,977,000 related to 2017, $1,408,000 related to 2018, and $2,033,000 related to 2019 will expire in 2035, 2036, 2037, respectively and net operating loss generated after January 1, 2018 will not expire. The Company's federal and state tax returns for the 2016 through 2019 tax years generally remain subject to examination by U.S. and various state authorities.

LM FUNDING AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Stockholders’ Equity

Stock Issuance

Fiscal Year 2019

During the twelve months ended December 31, 2019, warrants for 9,300 shares were exercised for $22,320.

Fiscal Year 2018

On October 15, 2018, the Company effected ( the “Reverse Stock Split”) a one-for-ten (1:10) reverse split of its outstanding common stock, par value $0.001 per share which resulted in a decrease in outstanding common stock to 625,318 shares.  The Reverse Stock Split became effective, on October 16, 2018 and the Company’s common stock began trading on The Nasdaq Global Market on a split-adjusted basis on October 16, 2018. This reduced the number of outstanding shares of the Company’s common stock from 6,253,189 down to 625,318 resulted in a treasury share buyback of 357 shares for $1,894 in connection with the purchase of fractional shares.

The Company has restated all share amounts to reflect the Reverse Stock Split.

On October 31, 2018, the Company issued 2,500,000 shares of common stock for net proceeds of $5.2 million after offering costs of $0.2 million.

Stock Warrants

The following is a summary of the stock warrant plan activity during the years ended December 31, 2019 and 2018:

	2019		2018
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Warrants Outstanding at Beginning of the year	3,843,587	$5.53	1,200,000	$12.50

Granted	125,000	2.64	2,643,587	2.37
Exercised	9,300	2.40	-	-
Adjustment	-	-	-	-
Forfeited	-	-	-	-

Warrants Outstanding and Exercisable at End of Year	3,959,287	$5.45	3,843,587	$5.53

As part of its initial public offering, on October 23, 2015 the Company issued 1,200,000 warrants that allowed for the right to purchase 1,200,000 shares of common stock at an average exercise price of $12.50 per share. Due to the Reverse Stock Split on October 16, 2018, each warrant may only purchase one-tenth of one share of common stock at $12.50. These warrants have weighted average price of $12.50 per share and a weighted average remaining life of .94 years and 1.81 years as of December 31, 2019 and 2018, respectively. These warrants expire in the year 2020.  The aggregate intrinsic value of the outstanding common stock warrants as of December 31, 2019 and 2018 was $0 and $0 respectively.

On October 31, 2018, the Company issued warrants as part of its secondary offering that allowed for the right to purchase 2,500,000 shares of common stock at an exercise price of $2.40 per share. These warrants have average remaining life of 3.8 years as of December 31, 2019. These warrants expire in the year 2023.  During the twelve months ended December 31, 2019, warrants for 9,300 shares were exercised for $22,320, respectively.

LM FUNDING AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On April 2, 2018, the Company issued warrants that allowed for the right to purchase 40,000 shares of common stock at an exercise price of $6.605 per share. If at any time these warrants are outstanding, the Company combines its outstanding shares of common stock into a smaller number of shares or enters into a corporate action or transaction to change the number of outstanding shares of common stock, then the exercise price will be adjusted along with the number of shares that can be purchased under this agreement. Due to the subsequent issuance of stock and warrants on October 31, 2018, these warrants now represent the right to purchase 143,587 shares of common stock at an exercise price of $1.84 per share. These warrants have an average remaining life of 3.25 years as of December 31, 2019. These warrants expire in the year 2023.

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

The Black-Scholes pricing model was used to determine the fair value of the stock options granted by the Company. The Company recognizes this value as an expense over the period in which the stock options vest.  There were no awards in fiscal year 2019. The weighted average grant date fair value of the options granted was $4.68 for awards granted in the years ended December 31, 2018. Compensation expense recognized from the vesting of stock options was approximately $9,000 of which $9,000 was for options issued prior to 2019 and $25,000 of which $18,800 was for options issued prior to 2018, respectively for the years ended December 31, 2019 and 2018.  The remaining unrecognized compensation cost associated with unvested stock options as of December 31, 2019 and 2018 is approximately $18,000 and $32,000, respectively.  At December 31, 2019 and 2018, the stock options had a remaining life of approximately 6 and 7 years, respectively.

The aggregate intrinsic value of the outstanding common stock options as of December 31, 2019 and 2018 was $0 and $0 respectively.

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions. The model requires the use of subjective assumptions.  Expected volatility was based on the historical volatility of another public company with a similar business model and comparable market share as the Company.  The expected life (in years) was determined using historical data to estimate options exercise patterns.  The Company does not expect to pay any dividends for the foreseeable future thus a value of zero was used in the calculation. The risk-free interest rate was based on the rate for US Treasury bonds commensurate with the expected term of the granted options. Significant assumptions used in the option-pricing model to fair value options granted were as follows:

2018
Risk-free rate	2.65%
Expected life	6 years
Expected volatility	108.00%
Expected dividend	—

LM FUNDING AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the stock option plan activity during the years ended December 31, 2019 and 2018:

	2019		2018
	Number of	Weighted Average	Number of	Weighted Average
	Options	Exercise Price	Options	Exercise Price
Options Outstanding at Beginning of the year	19,300	$57.91	11,290	$111.07

Granted	-	-	10,000	10.00
Exercised	-	-	-	-
Adjustment	-	-	1,010	125.00
Forfeited	-	-	(3,000)	120.83

Options Outstanding at End of Year	19,300	$60.51	19,300	$57.91

Options Exercisable at End of Year	11,800	$84.49	6,630	$105.68

Note 11. Related Party Transactions

Legal services for the Company associated with the collection of delinquent assessments from property owners are performed by a law firm (Business Law Group “BLG”) which was owned solely by Bruce M. Rodgers, the Chief Executive Officer of the Company until and through the date of its initial public offering. Following the initial public offering, Mr. Rodgers transferred his interest in BLG to other attorneys at the firm through a redemption of his interest in the firm, and BLG is now under control of those lawyers. The law firm has historically performed collection work primarily on a deferred billing basis wherein the law firm receives payment for services rendered upon collection from the property owners or at amounts ultimately subject to negotiations with the Company.

Under the agreement, the Company pays BLG a fixed monthly fee of $82,000 per month for services rendered.  The Company will continue to pay BLG a minimum per unit fee of $700 in any case where there is a collection event and BLG receives no payment from the property owner.  This provision has been expanded to also include any unit where the Company has taken title to the unit or where the Association has terminated its contract with either BLG or the Company.

Amounts collected from property owners and paid to BLG for 2019 and 2018 were approximately $1,052,000 and $984,000, respectively.  As of December 31, 2019 and 2018, receivables from property owners for charges ultimately payable to BLG were approximately $1,883,000 and $2,753,000, respectively.

Under the related party agreement with BLG in effect during 2019 and 2018, the Company pays all costs (lien filing fees, process and serve costs) incurred in connection with the collection of amounts due from property owners.  Any recovery of these collection costs are accounted for as a reduction in expense incurred.  The Company incurred expenses related to these types of costs of $203,000 and $297,000, during 2019 and 2018, respectively. Recoveries during 2019 and 2018 related to those costs were approximately $221,000 and $278,000, respectively.

The Company also shares office space and related common expenses with BLG.  All shared expenses, including rent, are charged to BLG based on an estimate of actual usage.  Any expenses of BLG paid by the Company that have not been reimbursed or settled against other amounts are reflected as due from related parties in the accompanying consolidated balance sheet.

The Company assessed the collectability of the amount due from BLG and concluded that even though BLG had repaid $252,771 during 2017, it did not have the ability to repay the remaining balance at the end of 2017 and as such took a reserve of approximately $1.4 million for the balance due as of December 31, 2017. In 2019, the Company subsequently recouped $190,000 of this write-off. Amounts receivable from BLG as of December 31, 2019 and 2018 were approximately $152,800 and $25,500, respectively.

LMF has engaged BLG on behalf of many of its Association clients to service and collect the Accounts and to distribute the proceeds as required by Florida law and the provisions of the purchase agreements between LMF and the Associations. In addition, Ms. Gould entered an employment agreement to work part-time for LMF. Ms. Gould’s employment agreement with LMF permits her to also work as General Manager of BLG which pays her additional compensation of $150,000 per year.

LM FUNDING AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consulting Services

One of our directors, Martin A. Traber, is Chairman at Skyway Capital Markets which billed us in total $125,000 for a fairness opinion ($15,000 in 2018 and $110,000 in 2019) and $25,000 in 2019 for a future fairness opinion, the total of which represents less than 1% of Skyway Capital Markets annual revenue. We believe that such services were performed on term at least as favorable to us as those that would have been realized in transactions with unaffiliated entities or individuals.

The Company advanced Craven $27,738 and anticipates it will be settled in 2020.

Note 12. Investment in Note Receivable – Related Party

On November 2, 2018, the Company entered into a Securities Purchase Agreement with IIU, pursuant to which IIU issued to the Company a Senior Convertible Promissory Note (the “IIU Note”) in the original principal amount of $1,500,000 in exchange for a purchase price of $1,500,000.  The maturity date of the IIU Note was 360 days after the date of issuance (subject to acceleration upon an event of default).  The IIU Note carried a 3.0% interest rate, with accrued but unpaid interest being payable on the IIU Note’s maturity date.

The IIU Note allowed the Company the right on or after the maturity date to convert any unpaid principal and accrued and unpaid interest of the IIU Note into shares of IIU based on a conversion amount which is the fair value of the common shares of IIU at the time. The Company subsequently purchased 100% of the issued and outstanding capital stock of IIU on January 16, 2019 for $5,089,357.

On December 20, 2019, the Company loaned $1.5 million to Craven in the form of a secured promissory note (the “Craven Secured Promissory Note”) which had an initial maturity date of April 15, 2020 and carried an interest rate of 0.5% that is to be paid monthly. The Company subsequently extended the due date of the Craven Secured Promissory Note and the monthly interest payments to August 1, 2021.   The Craven Secured Promissory Note is secured by, among other things, stock pledge of Craven’s 640,000 common stock of the Company and the assignment of the assets of Craven in favor of the Company.

Note 13. Fair Value of Financial Instruments

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

The Company considers the data inputs used to estimate the fair value of its finance receivables to fall within Level 3 of the fair value hierarchy.  Fair value measurements as noted below are based on the income approach using a discount rate of 7.55% and 8.65% for finance receivables at December 31, 2019 and 2018, respectively.  The recovery period as of both dates was assumed to be 10 years and 8.5 years at December 31, 2019 and 2018, respectively.  The carrying amount and estimated fair value of finance receivables at December 31 2019 and 2018 are as follows:

	2019		2018
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Finance receivables:
Original product	$274,000	$2,995,000	$425,000	$4,005,000
Special product, net of allowance (1)	129,000	300,000	237,000	543,000

(1)New Neighbor Guaranty program

LM FUNDING AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business within one year after the date the consolidated financial statements are issued. In accordance with Financial Accounting Standards Board, or the FASB, Accounting Standards Update No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40), our management evaluates whether there are conditions or events, considered in aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued, no adjustments to the financial statements have been made to account for this uncertainty.

The Company has experienced significant operating losses over the past 4 years (2016 through 2019) with cumulative losses of approximately $14,495,000 and negative cashflows from operations. These losses resulted in the usage of all cash proceeds from the Company’s initial public offering in 2015. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

On January 8, 2020, the Company settled the $3,461,782 note with $100,787 accrued interest owed to Craven by exchanging the note and accrued interest for ownership of IIU, Inc. On March 23, 2020, the Company’s entered into a merger agreement (See Note 15) which resulted in a $1.25 million cash infusion into the Company. We plan to expand our operations and increase profits as a result of the merger agreement which is in the due diligence period and has a termination period of 8 months from the date of the agreement with an extension period not to extend past March 2021.

However, we may not have enough cash to satisfy our estimated liquidity needs for the 12 months from the issuance of these financial statements. We cannot state with certainty that the Hanfor merger will close and depending upon the circumstances under which the merger would be terminated, we may not have sufficient liquidity to meet the obligations of the company.

Note 15. Subsequent Events

On January 8, 2020, the Company entered into a Stock Purchase Agreement with Craven pursuant to which the Company sold to Craven all of the issued and outstanding shares of IIU for $3,562,569.  The purchase price was paid by Craven through the cancellation of the $3,461,782 Convertible Promissory Note issued by LMFA to Craven dated January 16, 2019 plus forgiveness of $100,787 of accrued interest. LMFA originally paid $4,969,200 for the purchase of IIU in January 2019, which included a negative $720,386 net fair value of assets and $5,689,586 of goodwill.

On March 23, 2020, the Company entered into a Share Exchange Agreement, dated March 23, 2020 (the “Share Exchange Agreement”), with Hanfor (Cayman) Limited, a Cayman Islands exempted company (“Hanfor”), and BZ Industrial Limited, a British Virgin Islands business company and the sole stockholder of Hanfor (“Hanfor Owner”).  The Share Exchange Agreement provides for a business combination transaction in which Hanfor Owner will transfer and assign to the Company all of the share capital of Hanfor in exchange for a number of shares of the Company’s common stock that will result in Hanfor Owner owning 86.5% of the outstanding common stock of the Company Exchange Transaction.  Upon the closing of the Hanfor Exchange Transaction, Hanfor will become a wholly owned subsidiary of the Company.

The parties’ respective obligations to complete the Hanfor Exchange Transaction are subject to various closing conditions.  The conditions to the Company’s obligation to complete the Hanfor Exchange Transaction will include approval of the Hanfor Exchange Transaction by the Company’s stockholders at a duly called stockholder meeting; the receipt of a fairness opinion by the Company’s board of directors for the Exchange Transaction; the absence of a material adverse change in the business, assets, or operations of Hanfor; the exercise of outstanding warrants to purchase at least 729,167 shares of Company common stock (or the Hanfor Owner purchase of shares in a private placement in lieu thereof); and various customary closing conditions.  The conditions to the Hanfor Owner’s and Hanfor’s obligation to complete the Hanfor Exchange Transaction will include the continued listing of the Company’s common stock on the Nasdaq Stock Market ; the absence of a material adverse change in the business, assets, or operations of the Company; and other customary closing conditions.  In addition to the foregoing, the Hanfor Share Exchange Agreement contains other customary and negotiated representations, warranties, and covenants, including a covenant not to solicit alternative transactions.  Under the agreement, Hanfor Owner is required to deliver to the Company audited financial statements for Hanfor for the 2019 and 2018 fiscal years, with such audited financial statements required to be delivered by May 31, 2020 (subject to extension to June 30, 2020 under specified circumstances).  The Company expects to file a preliminary proxy statement relating to the Hanfor Share Exchange Transaction as soon as practicable following the receipt of such financial statements.

LM FUNDING AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the execution of the Share Exchange Agreement, the Company and Hanfor Owner entered into a Stock Purchase Agreement, dated March 23, 2020, pursuant to which Hanfor Owner agreed purchased from Company an aggregate of 520,833 shares of the Company’s common stock at a price of $2.40 per share (the “Stock Purchase Agreement”).

The Share Exchange Agreement provides that, within 5 days of the purchase by Hanfor Owner of all 520,833 shares under the Stock Purchase Agreement, Hanfor Owner may appoint a member to the Company’s board of directors, provided that such director designee of Hanfor Owner shall be reasonably satisfactory to the board of directors.  The Share Exchange Agreement also contains a provision that permits Hanfor Owner to restructure the transaction by adding or substituting assets in the event that Company stockholder approval is not obtained or cannot be obtained due to reasons relating to the SEC, the Nasdaq Stock Market, or other reasons.

The Share Exchange Agreement provides that the parties will have specified termination rights, and further provides that, upon termination of the Share Exchange Agreement under specified circumstances, the Company may be required to pay Hanfor a termination fee of $500,000 (but only in the event of a termination by reason of the Company’s acceptance of a superior proposal), reimburse Hanfor’s transaction expenses, and/or repurchase the shares purchased under the Stock Purchase Agreement.  The Share Exchange Agreement may be terminated by any party if the closing of the Hanfor Exchange Transaction does not occur by November 1, 2020, which under certain circumstances can be extended to March 31, 2021.

As part of an amended agreement with Maxim Holdings LLC, we issued them 100,000 restricted shares on January 8, 2020 and 86,000 restricted shares on April 13, 2020.

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
2.3

Stock Purchase Agreement, dated January 8, 2020, by and between LM Funding America, Inc. and Craven House North America LLC (incorporated by reference from Exhibit 2.1 to the Form 8-K filed on January 10, 2020)

2.4

Share Exchange Agreement, dated March 23, 2020, by and among LM Funding America, Inc., Hanfor (Cayman) Limited, and BZ Industrial Limited (incorporated by reference from Exhibit 2.1 to the Form 8-K filed on March 27, 2020)

3.1

Certificate of Incorporation of LM Funding America, Inc., as amended. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (Amendment No. 2) filed on August 27, 2015 (Registration No. 333-205232))

3.2	By-Laws of LM Funding America, Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 filed on June 25, 2015 (Registration No. 333-205232))

4.1	Form of Warrant Agreement. (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 (Amendment No. 1) filed on August 7, 2015 (Registration No. 333-205232))

4.2	Form of Common Stock Certificate. (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 (Amendment No. 2) filed on August 27, 2015 (Registration No. 333-205232))

4.3	Senior Convertible Promissory Note, dated March 29, 2018. (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on July 23, 2018)
4.4	Warrant to Purchase Common Shares, dated April 2, 2018, between the Company and Esousa Holdings LLC. (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on July 23, 2018)
4.5	Form of Common Warrant. (incorporated by reference to Exhibit 4.1 to Form 8-K filed on November 5, 2018)
4.6	Form of Pre-Funded Warrant. (incorporated by reference to Exhibit 4.2 to Form 8-K filed on November 5, 2018)
4.7	Form of Underwriter’s Warrant. (incorporated by reference to Exhibit 4.2 to Form 8-K filed on November 5, 2018)
4.8*	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934, as amended
10.1#	Employment Agreement, dated October 22, 2015, by and between Bruce M. Rodgers and LM Funding America, Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on October 23, 2015)

10.2#	Employment Agreement, dated October 22, 2015, by and between Carollinn Gould and LM Funding America, Inc. (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on October 23, 2015)

10.3#	LM Funding America, Inc. 2015 Omnibus Incentive Plan. (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on October 23, 2015)

10.4#	Form of LM Funding America, Inc. 2015 Omnibus Incentive Plan Stock Option Award Agreement. (incorporated by reference to Exhibit 10.5 to the Form 8-K filed on October 23, 2015)

10.5#	Form of LM Funding America, Inc. 2015 Omnibus Incentive Plan Restricted Stock Award Agreement. (incorporated by reference to Exhibit 10.6 to the Form 8-K filed on October 23, 2015)

10.6

Services Agreement, dated April 15, 2015, between LM Funding, LLC and Business Law Group, P.A. (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 filed on June 25, 2015 (Registration No. 333-205232))

10.7

Software License Agreement, dated April 15, 2015, between LM Funding, LLC and Business Law Group, P.A. (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 filed on June 25, 2015 (Registration No. 333-205232))

10.8

Assessment Recovery Indemnity (ARI) Policy for Community Associations, dated December 1, 2012, in favor of LM Funding, LLC and issued by Security National Insurance Company, a member of AmTrust North America, an AmTrust Financial Company. (incorporated by reference to Exhibit 10.9 the Registration Statement on Form S-1 filed on June 25, 2015 (Registration No. 333-205232))

EX-1

LM FUNDING AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Exhibit Number	Description
10.9	Form of Association Receivables Purchase Agreement. (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 filed on June 25, 2015 (Registration No. 333-205232))

10.10#

Form of Indemnification Agreement entered into between LM Funding America, Inc. and its directors and officers. (incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-1 filed on June 25, 2015 (Registration No. 333-205232)

10.11#

Amendment to Employment Agreement of Bruce M. Rodgers, dated August 30, 2016, by and between the Company and Bruce M. Rodgers. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 31, 2016)

10.12#

Amendment to Employment Agreement of Carollinn Gould, dated August 30, 2016, by and between the Company and  Carollinn Gould. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on August 31, 2016)

10.13#

Employment Offer, dated November 16, 2017 and effective November 29, 2017, by and between the Company and Richard Russell. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 1, 2017)

10.14	Form of Warrant to Purchase Common Stock. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 12, 2017)
10.15	Senior Convertible Promissory Note, dated as of November 2, 2018 by and between the Company and IIU Inc. (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on November 14, 2018)
10.16	Securities Purchase Agreement, dated as of November 2, 2018 by and between the Company and IIU Inc. (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on November 14, 2018)
10.17	Convertible Promissory Note . (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 17, 2019)
10.18#	Employment Agreement dated April 15, 2019, by and between the Company and Richard Russell (incorporated by reference to Exhibit 10.45 to the Annual Report on Form 10-K filed on April 16, 2019)
10.19#

Amendment to Employment Agreement of Carollinn Gould, dated April 15, 2019, by and between the Company and  Carollinn Gould (incorporated by reference to Exhibit 10.46 to the Annual Report on Form 10-K filed on April 16, 2019)

10.20#

Amendment to Employment Agreement of Bruce M. Rodgers, dated April 15, 2019, by and between the Company and Bruce M. Rodgers(incorporated by reference to Exhibit 10.47 to the Annual Report on Form 10-K filed on April 16, 2019)

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

EX-2

LM FUNDING AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

LM FUNDING AMERICA, INC.

Date: April 14, 2020	By:	/s/ Bruce M. Rodgers
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

Name	Title	Date

/s/ Bruce M. Rodgers
Bruce M. Rodgers	Chief Executive Officer and Chairman of the Board of Directors
	(Principal Executive Officer)	April 14, 2020

/s/ Richard Russell
Richard Russell	Chief Financial Officer
	(Principal Financial Officer and Principal Accounting Officer)	April 14, 2020

/s/ Carollinn Gould
Carollinn Gould	Member of the Board of Directors	April 14, 2020

/s/ Andrew Graham
Andrew Graham	Member of the Board of Directors	April 14, 2020

/s/ Martin A. Traber	Member of the Board of Directors	April 14, 2020
Martin A. Traber

/s/ Joel Rodgers	Member of the Board of Directors	April 14, 2020
Joel Rodgers

/s/ Douglas McCree	Member of the Board of Directors	April 14, 2020
Douglas McCree

/s/ Frederick Mills	Member of the Board of Directors	April 14, 2020
Frederick Mills

EX-3