Form 10-Q
period 2020-03-31
LM FUNDING AMERICA, INC.
filed 2020-05-18
CIK 1640384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

The registrant had 3.8 million shares of Common Stock, par value $0.001 per share, outstanding as of May 18, 2020.

LM FUNDING AMERICA, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

LM Funding America, Inc. and Subsidiaries Condensed Consolidated Balance Sheets

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS
Cash	$771,891	$822,909
Finance receivables:
Original product - net (Note 3)	245,676	273,711
Special product - New Neighbor Guaranty program, net of allowance for credit losses of (Note 4)	99,433	129,272
Prepaid expenses and other assets	122,523	145,267
Due from related party (Note 5)	28,021	125,045
Discontinued operations - current assets (Note 10)	-	276,953
Current assets	1,267,544	1,773,157
Fixed assets, net (Note 1)	8,079	8,288
Real estate assets owned (Note 1)	18,507	21,084
Operating lease - right of use assets (Note 8)	235,167	260,260
Other investments - related party (Note 1)	1,501,875	1,500,000
Goodwill (Note 2)	-	4,039,586
Other Assets	11,456	11,021
Discontinued operations - long-term assets, net (Note 10)	-	27,245
Long-term assets	1,775,084	5,867,484
Total assets	$3,042,628	$7,640,641

LIABILITIES AND STOCKHOLDERS' EQUITY
Note payable (Note 6)	34,770	69,540
Related party convertible note payable	-	3,461,782
Accounts payable and accrued expenses	101,981	210,870
Stock issuable	250,000	-
Current portion of lease liability (Note 8)	96,552	94,235
Discontinued operations - current liabilities (Note 10)	-	280,057
Total current liabilities	483,303	4,116,484

Lease liability - long-term (Note 8)	146,647	171,648
Discontinued operations - long-term liabilities (Note 10)	-	517,584
Long-term liabilities	146,647	689,232
Total liabilities	629,950	4,805,716
Stockholders’ equity:
Common stock, par value $.001; 30,000,000 shares authorized; 3,320,261 and 3,134,261 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	3,320	3,134
Additional paid-in capital	17,455,214	17,326,553
Accumulated deficit	(15,045,856)	(14,494,762)
Total stockholders’ equity	2,412,678	2,834,925
Total liabilities and stockholders’ equity	$3,042,628	$7,640,641

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

LM Funding America, Inc. and Subsidiaries Condensed Consolidated Statements of Operations (unaudited)

	For the Three Months Ended March 31,
	2020	2019
Revenues:
Interest on delinquent association fees	$219,514	$414,275
Administrative and late fees	23,045	39,493
Recoveries in excess of cost - special product	22,628	21,770
Underwriting and other revenues	27,929	40,724
Rental revenue	48,080	147,669
Total revenues	341,196	663,931

Operating Expenses:
Staff costs and payroll	316,059	263,145
Professional fees	506,995	429,309
Settlement costs with associations	11,920	1,892
Selling, general and administrative	80,223	90,274
Recovery of cost from related party receivable	(100,000)	-
Real estate management and disposal	85,342	197,128
Depreciation and amortization	5,812	17,865
Collection costs	(8,321)	(23,087)
Other operating expenses	3,794	8,537
Total operating expenses	901,824	985,063
Operating loss from continuing operations	(560,628)	(321,132)
Interest expense	6,894	1,033
Loss from continuing operations before income taxes	(567,522)	(322,165)
Income tax benefit	-	-
Net loss from continuing operations	(567,522)	(322,165)
Gain on disposal of discontinued operations	16,428	-
Loss from operations of discontinued operations	-	(134,853)
Net gain/(loss) from discontinued operations	16,428	(134,853)
Net loss	$(551,094)	$(457,018)

Earnings/(loss) per share:
Basic loss per common share - continuing operations	$(0.18)	$(0.10)
Basic earnings/(loss) per common share - discontinued operations	$0.01	$(0.04)
Basic loss per common share - net loss	$(0.17)	$(0.15)
Diluted loss per common share - continuing operations	$(0.18)	$(0.10)
Diluted earnings/(loss) per common share - discontinued operations	$0.01	$(0.04)
Diluted loss per common share - net loss	$(0.17)	$(0.15)

Weighted average number of common shares outstanding:
Basic	3,233,030	3,131,939
Diluted	3,233,030	3,131,939

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

LM Funding America, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(551,094)	$(457,018)

Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization	5,812	16,693
Right to use asset depreciation	25,093	2,426
Stock compensation	128,847	3,500
Recovery of uncollectible related party receivables	(100,000)	-
Gain on disposal of business unit	(16,426)	-

Change in assets and liabilities
Prepaid expenses and other assets	20,434	5,790
Accounts payable and accrued expenses	(8,102)	31,235
Repayments from related party	197,024	87,657
Other liabilities	-	42,044
Lease liability payments	(22,684)	(2,191)
Net cash used in operating activities	(321,096)	(269,864)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net collections of finance receivables - original product	28,035	39,954
Net collections of finance receivables - special product	29,839	(8,212)
(Payments)/proceeds for real estate assets owned	(3,026)	63,183
Net cash payment for IIU disposal	(246,914)	-
Net cash received from business acquisition	-	51,327
Net cash (used in) provided by investing activities	(192,066)	146,252

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments	(34,770)	(40,678)
Exercise of warrants	-	22,320
Proceeds from stock subscription	250,000	-

Net cash provided by (used in) financing activities	215,230	(18,358)

NET DECREASE IN CASH	(297,932)	(141,970)

CASH - BEGINNING OF YEAR	1,069,823	3,520,753
CASH - END OF YEAR	$771,891	$3,378,783

SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION
Cash paid for interest	$6,894	$7,787
Income taxes	$-	$-
SUPPLEMENTAL DISCLOSURES OF NON-CASHFLOW INFORMATION
ROU asset obligation recognized	$-	$26,685

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LM Funding America, Inc. and Subsidiaries Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

For the Three Months Ended March 31, 2020 and 2019

	Common Stock		Additional paid-	Accumulated
	Shares	Amount	in capital	Deficit	Total Equity
Balance - December 31, 2018	3,124,961	$3,125	$17,295,408	$(11,489,884)	$5,808,649
Warrants exercised for cash	9,300	9	22,311	-	22,320
Stock option expense	-	-	3,500	-	3,500
Net loss	-	-	-	(457,018)	(457,018)
Balance - March 31, 2019	3,134,261	$3,134	$17,321,219	$(11,946,902)	$5,377,451

Balance - December 31, 2019	3,134,261	$3,134	$17,326,553	$(14,494,762)	$2,834,925
Stock compensation expense	186,000	186	128,661	-	128,847
Net loss	-	-	-	(551,094)	(551,094)
Balance - March 31, 2020	3,320,261	$3,320	$17,455,214	$(15,045,856)	$2,412,678

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

The Company acquired IIU, Inc. on January 16, 2019 (IIU, Inc), which provided global medical insurance products for international travelers, specializing in policies covering high-risk destinations, emerging markets and foreign travelers coming to the United States. All policies were fully underwritten with no claim risk remaining with IIU Inc. IIU was disposed of on January 8, 2020.

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

•

specialty health insurance broker (IIU, Inc) that was purchased on January 16, 2019, which provided global medical insurance products for international travelers, specializing in policies covering high-risk destinations, emerging markets and foreign travelers coming to the United States. All policies were fully underwritten with no claim risk remaining with IIU Inc.

Recent Developments

IIU Acquisition

On November 2, 2018, the Company invested cash by purchasing stock under a Securities Purchase Agreement (the “IIU SPA”) from IIU Inc. (“IIU”), a synergistic Virginia based travel insurance brokerage company controlled by Craven House North America, LLC (“Craven”) N.A., (whose ownership excluding unexercised warrants was approximately 20% of the Company’s outstanding stock at the time of the acquisition) pursuant to which IIU issued to the Company a Senior Convertible Promissory Note (“IIU Note”) in the original principal amount of $1,500,000.  The maturity date of the Note was 360 dates after the date of issuance (subject to acceleration upon an event of default).  The Note carried a 3.0% interest rate, with accrued but unpaid interest being payable on the Note’s maturity date.

On January 16, 2019, the Company entered into a Stock Purchase Agreement with Craven to purchase all of the outstanding capital stock of IIU as a possible synergistic effort to diversify revenue sources that are believed to be accretive to earnings.  IIU provided global medical insurance products for international travelers, specializing in policies covering high-risk destinations, emerging markets and foreign travelers coming to the United States. All policies were fully underwritten with no claim risk remaining with IIU.

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

On December 20, 2019, the Company loaned $1.5 million to Craven (“Craven Secured Promissory Note”) which had an initial maturity date of April 15, 2020 and carried an interest rate of 0.5% that was to be paid monthly. The Company subsequently extended the due date of the Craven Secured Promissory Note to August 1, 2021.   The Craven Secured Promissory Note is secured by, among other things, Stock Pledge of Craven’s 640,000 Common Shares of the Company and the Assignment of the assets of Craven in favor of the Company.

IIU Disposal

On January 8, 2020, the Company entered into a Stock Purchase Agreement (“SPA”) with Craven pursuant to which the Company sold to Craven all of the issued and outstanding shares of IIU, Inc., a Virginia based travel insurance brokerage company and wholly owned subsidiary of LMFA (“IIU”), for $3,562,569.  The purchase price was paid by Craven through the cancellation of the $3,461,782Craven Convertible Note issued by LMFA to Craven dated January 16, 2019 plus forgiveness of $100,787 of accrued interest. LMFA originally paid $4,969,200 for the purchase of IIU in January 2019, which included a negative $720,386 net fair value of assets and $5,689,586 of goodwill. The sale of IIU resulted in a gain of $16,428.

Entry into Hanfor Share Exchange Agreement

On March 23, 2020, the Company entered into a Share Exchange Agreement, dated March 23, 2020 (the “Share Exchange Agreement”), with Hanfor (Cayman) Limited, a Cayman Islands exempted company (“Hanfor”), and BZ Industrial Limited, a British Virgin Islands business company and the sole stockholder of Hanfor (“Hanfor Owner”).  The Share Exchange Agreement provides for a business combination transaction in which Hanfor Owner will transfer and assign to the Company all of the share capital of Hanfor in exchange for a number of shares of the Company’s common stock that will result in Hanfor Owner owning 86.5% of the outstanding common stock of the Company (the “Hanfor Exchange Transaction”).  Upon the closing of the Hanfor Exchange Transaction, Hanfor will become a wholly owned subsidiary of the Company.  The parties’ respective obligations to complete the Hanfor Exchange Transaction are subject to various closing conditions, including the approval of the Hanfor Exchange Transaction by the Company’s stockholders at a duly called stockholder meeting; the receipt of a fairness opinion by the Company’s board of directors for the Hanfor Exchange Transaction; the absence of a material adverse change in the business, assets, or operations of Hanfor; the exercise of outstanding warrants to purchase at least 729,167 shares of Company common stock (or Hanfor Owner’s purchase of shares in a private placement in lieu thereof); and various customary closing conditions.  The conditions to Hanfor Owner’s and Hanfor’s obligation to complete the Hanfor Exchange Transaction will include the continued listing of the Company’s common stock on the Nasdaq Stock Market; the absence of a material adverse change in the business, assets, or operations of the Company; and other customary closing conditions.  In addition to the foregoing, the Share Exchange Agreement contains other customary and negotiated representations, warranties, and covenants, including a covenant not to solicit alternative transactions.  Under the agreement, Hanfor Owner is required to deliver to the Company audited financial statements for Hanfor for the 2019 and 2018 fiscal years, with such audited financial statements required to be delivered by May 31, 2020 (subject to extension to June 30, 2020 under specified circumstances).  In connection with the execution of the Share Exchange Agreement, the Company and Hanfor Owner entered into a Stock Purchase Agreement, dated March 23, 2020, pursuant to which Hanfor Owner purchased from Company an aggregate of 520,833 shares of the Company’s common stock at a price of $2.40 per share. Hanfor Owner paid $250,000 cash on March 23, 2020 and the Company received an additional $1.0 million in April 2020 at which time the Company issued the 520,833 shares. If the Company accepts a superior offer as defined by the Share Exchange Agreement, the Company will be required to pay Hanfor a $500,000 breakup fee plus reimburse Hanfor for certain expenses.

Nasdaq Listing

On March 27, 2020, the Company received a notification letter from the Nasdaq Listing Qualifications department of The Nasdaq Stock Market LLC (“Nasdaq”) stating that the Company has not regained compliance with Nasdaq Continued Listing Rule 5550(a)(2), which requires the Company’s listed securities to maintain a minimum bid price of $1.00 per share (the "Minimum Bid Price Rule"). The notification stated that the Company’s securities would be delisted from the Nasdaq Capital Market on April 7, 2020 unless the Company timely requested a hearing before a Nasdaq Hearing Panel.  The Company has timely requested a hearing.  However, the delisting of the Company’s securities has been stayed due to the Nasdaq’s decision to suspend any enforcement actions relating to bid price issues.

Additionally, on January 3, 2020, the Company received a deficiency letter from Nasdaq, indicating that it was in violation of Listing Rules 5620(a) and 5810(c)(2)(G) by virtue of passing the applicable deadline for holding of its annual general meeting of shareholders for the financial year ended December 31, 2018.  The Company resolved this issue by having its annual general meeting of shareholders on May 11, 2020.

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

Specialty Health Insurance

Our subsidiary IIU Inc. (“IIU”) through its wholly owned company Wallach and Company (“Wallach”) offered health insurance, travel insurance and other travel services to:

•	United States citizens and residents traveling abroad
•	Non United States citizens or residents who travel to the United States

These services were typically sold through a policy offered by Wallach and fully underwritten by a third party insurance company.  The policies offered included:

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

We did not report any activity from operations from IIU for the three months ended March 31, 2020.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of LMFA and its wholly-owned subsidiaries: LM Funding, LLC; LMF October 2010 Fund, LLC; REO Management Holdings, LLC (including all 100% owned subsidiary limited liability companies); LM Funding of Colorado, LLC; LM Funding of Washington, LLC; LM Funding of Illinois, LLC; and LMF SPE #2, LLC and various single purpose limited liability corporations owned by REO Management Holdings, LLC which own various properties. It also includes IIU Inc. and its wholly-owned subsidiary: Wallach & Company for the time that the Company owned IIU. All significant intercompany balances have been eliminated in consolidation.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in the annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The interim condensed consolidated financial statements as of March 31, 2020 and for the three months ended March 31, 2020 and March 31, 2019, respectively are unaudited. In the opinion of management, the interim condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of the results for the interim periods. The accompanying condensed consolidated balance sheet as of December 31, 2019, is derived from the audited consolidated financial statements presented in the Company’s Annual Report on Form 10-K for fiscal the year ended December 31, 2019.

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

We are not presently aware of any events or circumstances arising from the COVID-19 pandemic that would require us to update our estimates or judgments or revise the carrying value of our assets or liabilities. Our estimates may change, however, as new events occur and additional information is obtained, and any such changes will be recognized in the condensed consolidated financial statements.

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

Net Commission Revenue: The Company acted as an agent in providing health travel insurance policies. As a result, the Company revenue was recorded at net. The Company has determined that the known amount of cash to be realized or realizable on its revenue generating activities can be reasonably estimated and as such, classifies its receivables as accrual and recognizes revenues in the accompanying statements of income on the accrual basis.  If a policy is not effective as of the end of a period, then the associated revenue and underwriting costs are deferred until the effective date.

Cash

The Company maintains cash balances at several financial institutions that are insured under the Federal Deposit Insurance Corporation’s (“FDIC”) Transition Account Guarantee Program. Balances with the financial institutions may exceed federally insured limits.

Finance Receivables

Finance receivables are recorded at the amount funded or cost (by unit). The Company evaluates its finance receivables at each period end for losses that are considered probable and can be reasonably estimated in accordance with ASC 450-20. As discussed above, recoverability of funded amounts under the Company’s original product is generally assured because of the protection of the Super Lien Amount. However, the Company did have an accrual at March 31, 2020 and December 31, 2019 for an allowance for credit losses for this program of $112,027 and $112,027.

Under the New Neighbor Guaranty program (special product), the Company funds amounts in excess of the Super Lien Amount. When evaluating the carrying value of its finance receivables, the Company looks at the likelihood of future cash flows based on historical payoffs, the fair value of the underlying real estate, the general condition of the community association in which the unit exists, and the general economic real estate environment in the local area. The Company estimated an allowance for credit losses for this program of $6,564 as of March 31, 2020 and $20,016 at December 31, 2019 under ASC 450-20 related to its New Neighbor Guaranty program.

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

During the three months ended March 31, 2020 and 2019, write offs charged against the allowance for credit losses were $13,452 and $20,742, respectively. Any losses greater than the recorded allowance will be recognized as expenses. Under the Company’s revenue recognition policies, all finance receivables (original product and special product) are classified as nonaccrual.

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

The Company capitalizes costs incurred to acquire real estate owned properties and any costs incurred to get the units in a condition to be rented.  These costs include, but are not limited to, renovation/rehabilitation costs, legal costs, and delinquent taxes.  These costs are depreciated over the estimated minimum time period the Company expects to maintain possession of the units.  Costs incurred for unencumbered units are depreciated over 20 years and costs for units subject to a first mortgage are depreciated over 3 years.  As of March 31, 2020 and December 31, 2019, capitalized real estate costs, net of accumulated depreciation, were $18,507 and $21,084, respectively.

During the three month period ended March 31, 2020 and 2019, depreciation expense was $5,603 and $6,443, respectively.

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

Fixed Assets

The Company capitalizes all acquisitions of fixed assets in excess of $500. Fixed assets are stated at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the assets. Fixed assets are comprised of furniture, computer and office equipment with an assigned useful life of 3 to 5 years. Fixed assets also include capitalized software costs. Capitalized software costs include costs to develop software to be used solely to meet the Company’s internal needs, consist of employee salaries and benefits and fees paid to outside consultants during the application development stage, and are amortized over their estimated useful life of 5 years. As of March 31, 2020 and December 31, 2019, capitalized software costs, net of accumulated amortization, was nil. Amortization expense for capitalized software costs for the three month period ended March 31, 2020 and 2019 was $nil and $5,815, respectively.

Right to Use Assets

The Company capitalizes all leased assets pursuant to ASU 2016-02, "Leases (Topic 842)," which requires lessees to recognize right-of-use assets and lease liability, initially measured at present value of the lease payments, on its balance sheet for leases with terms longer than 12 months and classified as either financing or operating leases.  As of March 31, 2020 and December 31, 2019, right to use assets, net of accumulated amortization, was $235,167 and $260,260, respectively. Amortization expense for right to use assets for the three month period ended March 31, 2020 and 2019 was $25,093 and $2,426, respectively while the payments totaled $22,684 for the three months ended March 31, 2020.

Other Investments – Note Receivable - Related Party

On December 20, 2019, the Company loaned $1.5 million to Craven (“Craven Secured Promissory Note”) which had an initial maturity date of April 15, 2020 and carried an interest rate of 0.5% that was to be paid monthly. The Company subsequently extended the due date of the Craven Secured Promissory Note to August 1, 2021 and allowed for the deferral of monthly interest payments.   The Craven Secured Promissory Note is secured by, among other things, Stock Pledge of Craven’s 640,000 Common Shares of the Company and the Assignment of the assets of Craven in favor of the Company.

Goodwill

Goodwill represents the excess purchase price of acquired businesses over the fair value of the net assets acquired. Goodwill is not amortized, but instead is tested for impairment annually or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable.

During the year ended December 31, 2019, the Company recorded goodwill of approximately $5.7 million which represented amounts for the purchase of IIU. For purposes of the 2019 annual test, we will elect to perform a goodwill impairment analysis to assess whether it was more likely than not that the fair value of these reporting units exceeded their respective carrying values. In performing these assessments, management will rely on a number of factors including, but not limited to, macroeconomic conditions, industry and market considerations, cost factors that would have a negative effect on earnings and cash flows, overall financial performance compared with forecasted projections in prior periods, and other relevant reporting unit events, the impact of which are all significant judgments and estimates.  This assessment was performed as of December 31, 2019 and showed a $1.65 million impairment due to the sale of IIU on January 8, 2020. The balance of goodwill as of March 31, 2020 and December 31, 2019 was approximately $0 million and $4.0 million, respectively.

Stock Issuable

In connection with the execution of the Share Exchange Agreement, the Company and Hanfor Owner entered into a Stock Purchase Agreement, dated March 23, 2020, pursuant to which Hanfor Owner purchased from Company an aggregate of 520,833 shares of the Company’s common stock at a price of $2.40 per share. Hanfor Owner paid $250,000 cash on March 23, 2020.  The Company would be required to repay that amount to Hanfor if the additional $1.0 million was not paid. However, the Company received the additional $1.0 million in April 2020.

Debt Issue Costs

The Company capitalizes all debt issue costs and amortizes them on a method that approximates the effective interest method over the remaining term of the note payable. The Company did not have any unamortized debt issue costs at March 31, 2020 and at December 31, 2019. Any costs will be presented in the accompanying condensed consolidated balance sheets as other assets until the loan proceeds are received which at that time will be reclassified as a direct deduction from the carrying amount of that debt liability in accordance with Accounting Standards Update (“ASU”) 2015-03 (see below). The Company adopted this new standard in the first quarter of fiscal 2016. The adoption of this standard did not have a material impact on the Company's consolidated financial position and had no impact on its consolidated income or cash flows. In addition, the amortization of debt issuance costs is to be reported as interest expense under ASU 2015-03 (ASC 835-30-45-3).

Settlement Costs with Associations

Community associations working with the Company will at times incur costs in connection with litigation initiated by the Company against property owners and or mortgage holders. These costs include settlement agreements whereby the community association agrees to pay some monetary compensation to the opposing party or judgments against the community associations for fees of opposing legal counsel or other damages awarded by the courts. The Company indemnifies the community association for these costs pursuant to the provisions of the agreement between the Company and the community association. Costs incurred by the Company for these indemnification obligations for the three months ended March 31, 2020 and 2019 were approximately $12,000  and $2,000, respectively. The Company does not limit its indemnification based on amounts ultimately collected from property owners.

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

Under ASC 740-10-30-5, Income Taxes, deferred tax assets should be reduced by a valuation allowance if, based on the weight of available evidence, it is more-likely-than-not (i.e., a likelihood of more than 50%) that some portion or all of the deferred tax assets will not be realized. The Company considers all positive and negative evidence available in determining the potential realization of deferred tax assets including, primarily, the recent history of taxable earnings or losses. Based on operating losses reported by the Company during 2018, 2017 and 2016, the Company concluded there was not sufficient positive evidence to overcome this recent operating history. As a result, the Company believes that a valuation allowance was necessary based on the more-likely-than-not threshold noted above. During the year ended December 31, 2019, the Company decreased the valuation allowance to $3,634,857 to reflect a change in deferred tax assets.

Loss Per Share

Basic loss per share is calculated as net loss to common stockholders divided by the weighted average number of common shares outstanding during the period.

The Company issued 2,500,000 shares at various times during the month of November 2018 and has weighted average these new shares in calculating loss per share.

On October 15, 2018, the Company effected a common share consolidation (“Reverse Stock Split”) by means of a one-for-ten (1:10) reverse split of its outstanding common stock, par value $0.001 per share which resulted in a decrease in outstanding common stock to 625,318 shares.  The Reverse Stock Split became effective on October 16, 2018 and the Company’s common stock began trading on The Nasdaq Global Market on a split-adjusted basis on October 16, 2018.

The Company has restated all share amounts to reflect the Reverse Stock Split.

Diluted loss per share for the period equals basic loss per share as the effect of any convertible notes, stock based compensation awards or stock warrants would be anti-dilutive.

The anti-dilutive stock based compensation awards and convertible notes consisted of:

	As of March 31,
	2020	2019
Stock Options	19,300	19,300
Stock Warrants	3,959,287	3,834,287
Convertible Note	-	-

As part of its initial public offering, on October 23, 2015 the Company issued 1,200,000 warrants that allowed for the right to purchase 1,200,000 shares of common stock at an average exercise price of $12.50 per share. Due to the Reverse Stock Split on October 16, 2018, each warrant may only purchase one-tenth of one share of common stock at $12.50. These warrants have weighted average price of $12.50 per share and a weighted average remaining life of .69 years and .94 years as of March 31, 2020 and December 31, 2019, respectively. These warrants expire in the year 2020.  The aggregate intrinsic value of the outstanding common stock warrants as of March 31, 2020 and December 31, 2019 was $0 and $0, respectively.

On October 31, 2018, the Company issued warrants as part of its secondary offering that allowed for the right to purchase 2,500,000 shares of common stock at an exercise price of $2.40 per share. These warrants expire in the year 2023.  During the three months ended March 31, 2020, warrants for 0 shares were exercised for $0.

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

A senior secured convertible note to Craven House Capital North America LLC (Related Party), bearing interest at 3.0% was issued on January 16, 2019 and matures on either January 14, 2020 or convertible into 1,436,424 shares of the Company's common shares. On January 8, 2020, the Company entered into a Stock Purchase Agreement (“SPA”) with Craven pursuant to which the Company sold to Craven all of the issued and outstanding shares of IIU, Inc., a Virginia based travel insurance brokerage company and wholly owned subsidiary of LMFA (“IIU”), for $3,562,569.  The purchase price was paid by Craven through the cancellation of the $3,461,782 Craven Convertible Note issued by LMFA to Craven dated January 16, 2019 plus forgiveness of $100,787 of accrued interest. LMFA originally paid $4,969,200 for the purchase of IIU in January 2019, which included a negative $720,386 net fair value of assets and $5,689,586 of goodwill. The sale of IIU resulted in a gain of $16,428.

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

Non-cash Financing and Investing Activities

During the three months ended March 31, 2020 and 2019, the Company acquired unencumbered title to certain properties as a result of foreclosure proceedings.  Properties were recorded at fair value less cost to dispose of approximately $0 and $0, respectively.  The fair value of these properties was first applied to recover the Company’s initial investment with any remaining proceeds applied to interest, late fees, and other amounts owed by the property owner.

During the three months ended March 31, 2020, the Company disposed of IIU which included assets and liabilities listed in Note 10.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses, which establishes a new approach for credit impairment based on an expected loss model rather than an incurred loss model. The standard requires the consideration of all available relevant information when estimating expected credit losses, including past events, current conditions and forecasts and their implications for expected credit losses.  The guidance is effective January 1, 2020 with a one-year early adoption permitted.  We adopted this new standard on January 1, 2020 and determined that this did not impact our consolidated financial statements.

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

Note 2. Goodwill and Acquisition

On November 2, 2018, the Company invested cash by purchasing stock under a Securities Purchase Agreement (the “IIU SPA”) from IIU Inc. (“IIU”), a synergistic Virginia based travel insurance brokerage company controlled by Craven House N.A. (whose ownership excluding unexercised warrants is approximately 20% of the Company’s outstanding stock as of the date of acquisition), pursuant to which IIU issued to the Company a Senior Convertible Promissory Note (“IIU Note”) in the original principal amount of $1,500,000 in exchange for a purchase price of $1,500,000.  The maturity date of the Note is 360 dates after the date of issuance (subject to acceleration upon an event of default).  The Note carries a 3.0% interest rate, with accrued but unpaid interest being payable on the Note’s maturity date.

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
•

LMFA issued to Craven a $3,581,982 Senior Convertible Promissory Note (“Craven Convertible Note”) for the balance of the Purchase Price.  At the option of Craven, the Convertible Note may be paid in restricted common shares of LMFA or cash.  The Craven Convertible Note shall bear simple interest at 3% per annum.  The Craven Convertible Note shall be due and payable 360 days from the Closing Date. If repaid by LMFA in restricted common stock, the outstanding principal and interest of the Craven Convertible Note shall be paid by LMFA by issuing to Seller a number of restricted common shares equal to the adjusted principal and accrued interest owing on the Craven Convertible Note divided by $2.41. The note principal was subsequently reduced by $120,200 arising from lower than expected Closing Cash and Net Working Capital. Craven had verbally agreed to extend repayment of this Craven Convertible Note 12 months from April 15, 2019.

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

We performed an assessment effective as of December 31, 2019 in light of the Company’s sale of IIU on January 8, 2020 which resulted in a $1.65 million goodwill impairment.  On January 8, 2020, the Company entered into a SPA with Craven pursuant to which the Company sold to Craven all of the issued and outstanding shares of IIU for $3,562,569.  The purchase price was paid by Craven through the cancellation of the $3,461,782 Convertible Promissory Note issued by LMFA to Craven dated January 16, 2019 plus forgiveness of $100,787 of accrued interest. See Note 10 Discontinued Operations.

Note 3. Finance Receivables – Original Product

The Company’s original funding product provides financing to community associations only up to the secured or “Super Lien Amount” as discussed in Note 1.  Finance receivables for the original product as of March 31, 2020 and December 31, 2019 based on the year of funding are approximately as follows:

	March 31, 2020	December 31, 2019 (Audited)
Funded during the current year	$11,900	$40,000
1-2 years outstanding	27,100	15,000
2-3 years outstanding	13,300	20,000
3-4 years outstanding	19,800	11,000
Greater than 4 years outstanding	285,600	300,000
	357,700	386,000
Reserve for credit losses	(112,000)	(112,000)
	$245,700	$274,000
Number of active units with delinquent assessments	561	598
Amount of outstanding interest and late fees on active units	$8,793,000	$9,167,000

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

As of March 31, 2020, maximum future contingent payments under these arrangements was approximately $33,000.

Delinquent assessments and accrued charges under these arrangements as of March 31, 2020 and December 31, 2019, are as follows:

	March 31, 2020	December 31, 2019 (Audited)
Finance receivables, net	$99,000	$129,000
Delinquent assessments	217,000	374,000
Accrued interest and late fees	121,000	235,000
Number of active units with delinquent assessments	18	31

Allowance for credit losses are recorded for losses that are considered “probable” and can be “reasonably estimated” in accordance with ASC 450-20.  Recoverability of the Company’s Original Product is generally assured because of the protection of the Super Lien under Florida statute and as such no allowance is recorded.

Credit losses on the NNG product were estimated by the Company based on analyzing the investment in each unit and comparing that balance to the average payout for completed units for the past 12 months. The allowance for losses based on these analyses, had a remaining balance of $7,000 and $20,000 as of March 31, 2020 and December 31, 2019, respectively.

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

Amounts expensed by the Company to BLG for the three months ended March 31, 2020 and 2019, respectively were approximately $259,000 and $246,000, respectively.  As of March 31, 2020 and December 31, 2019, receivables from property owners for charges ultimately payable to BLG approximate $1,730,000 and $1,883,000, respectively.

Under the related party agreement with BLG in effect during 2020 and 2019, the Company pays all costs (lien filing fees, process and serve costs) incurred in connection with the collection of amounts due from property owners.  Any recovery of these collection costs is accounted for as a reduction in expense incurred.  The Company incurred expenses related to these types of costs for the three months ended March 31, 2020 and 2019 were $36,000 and $47,000, respectively. Recoveries during the three months ended March 31, 2020 and 2019, related to those costs were approximately $45,000 and $70,000, respectively.

The Company also shares office space and related common expenses with BLG.  All shared expenses, including rent, are charged to the legal firm based on an estimate of actual usage.  Any expenses of BLG paid by the Company that have not been reimbursed or settled against other amounts are reflected as due from related parties in the accompanying consolidated balance sheet. BLG was charged approximately $15,000 for the office sub-lease.

Amounts receivable from BLG as of March 31, 2020 and December 31, 2019 were approximately $25,800 and $152,800, respectively. In the first three months of March 31, 2020, the Company subsequently recouped $100,000 of previously write-off amounts to BLG.

On December 20, 2019, the Company loaned $1.5 million to Craven in the form of a secured promissory note (the “Craven Secured

Promissory Note”) which had an initial maturity date of April 15, 2020 and carried an interest rate of 0.5% that was to be paid monthly.

The Company subsequently extended the due date of the Craven Secured Promissory Note and the monthly interest payments to August 1, 2021. The Craven Secured Promissory Note is secured by, among other things, stock pledge of Craven’s 640,000 common stock of the Company and the assignment of the assets of Craven in favor of the Company.

Note 6. Debt and Other Financing Arrangements

	March 31, 2020	December 31, 2019 (Audited)
Financing agreement with FlatIron capital that is unsecured. Down payment of $19,170 was required upfront and equal installment payments of $11,590 to be made over a 11 month period. The note matures June 1, 2020. Annualized interest is 6.8%	$34,770	$69,540

Senior secured convertible note to Craven House Capital North America LLC (Related Party), bearing interest at 3.0%. Note was issued on January 16, 2019 and either matured on January 14, 2020 or became convertible into 1,436,424 shares of the Company's common shares. The value of the beneficial conversion feature as of January 16, 2019 was zero*.	-	3,461,782

Promissory note issued by a financial institution, bearing interest at 9.09%, interest and principal payments due monthly of $323. Note is secured by an automobile and was issued on July 26, 2019 with original borrowings of $12,892. The note mature son August 26, 2023.	-	11,802

Promissory note issued by a financial institution, bearing interest at 5.85%, interest and principal payments due monthly of $10,932. Note was issued on May 31, 2018 with original borrowings of $608,000 and subsequent borrowings of $141,000 and repayments of $51,000. The note matures on May 30, 2025 and can be prepaid at any time without penalty. This note is secured by the Company’s inventory, chattel paper, accounts, equipment and general intangible intangibles and deposit accounts.	-	606,454

	$34,770	$4,149,578

Note 7. Going Concern

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

The Company has experienced significant operating losses over the past 4 years (2016 through March 31, 2020) with cumulative losses of approximately $15,046,000 and negative cashflows from operations. These losses resulted in the usage of all cash proceeds from the Company’s initial public offering in 2015. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

On January 8, 2020, the Company settled the $3,461,782 note with $100,787 accrued interest owed to Craven by exchanging the note and accrued interest for ownership of IIU, Inc. On March 23, 2020, the Company’s entered into a merger agreement (See Note 1) which resulted in a $1.25 million cash infusion into the Company. We plan to expand our operations and increase profits as a result of the merger agreement which is in the due diligence period and has a termination period of 8 months from the date of the agreement with an extension period not to extend past March 2021.

However, we may not have enough cash to satisfy our estimated liquidity needs for the 12 months from the issuance of these financial statements. We cannot state with certainty that the Hanfor merger will close and depending upon the circumstances under which the merger would be terminated, we may not have sufficient liquidity to meet the obligations of the Company.

Note 8. Commitments and Contingencies

Leases

The Company leases certain office space, construction and office equipment, vehicles and temporary housing generally under non-cancelable operating leases. Leases with an initial term of one year or less are not recorded on the balance sheet, and the Company generally recognizes lease expense for these leases on a straight-line basis over the lease term. As of March 31, 2020, the Company’s operating leases have remaining lease terms ranging from less than one year to 3 years, some of which include options to renew the leases. The exercise of lease renewal options is generally at the Company’s sole discretion. The Company’s leases do not contain any material residual value guarantees or material restrictive covenants.

The Company determines if an arrangement is a lease at inception. Operating lease ROU assets and current and long-term operating lease liabilities are separately stated on the Consolidated Balance Sheet as of March 31, 2020. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The present value of future lease payments are discounted using either the implicit rate in the lease, if known, or the Company’s incremental borrowing rate for the specific lease as of the lease commencement date. The rate was determined as a fair value of the lease over a 37 month period using a 6.5% interest rate for the present value calculation. The ROU asset is also adjusted for any prepayments made or incentives received. The lease terms include options to extend or terminate the lease only to the extent it is reasonably certain any of those options will be exercised. Lease expense is recognized on a straight-line basis over the lease term. The Company accounts for lease components (e.g., fixed payments) separate from the non-lease components (e.g., common-area maintenance costs). The Company does not have any material financing leases.

The Company leased its office under an operating lease beginning March 1, 2014 and ending July 31, 2019. The Company’s new office lease began July 15, 2019 and ends July 31, 2022. It also had a month to month lease for its IIU operations in 2019. A related party has a sub-lease for approximately $4,900 per month plus operating expenses.

The Company shares this space and the related costs associated with this operating lease with a related party (see Note 5) that also performs legal services associated with the collection of delinquent assessments.  Net rent expense recognized for the three months ended March 31, 2020 and 2019 were approximated $18,000 and $40,000, respectively.

The following table presents components of lease expense excluding discontinued operations for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Operating lease expense	$18,080	40,042
	$18,080	40,042

The following table presents supplemental balance sheet information related to operating leases as of March 31, 2020 and December 31, 2019:

	Balance Sheet Line Item	As of March 31, 2020	As of December 31, 2019
Assets
ROU assets	Right of use asset, net	$235,167	$260,260
Total lease assets		$235,167	$260,260

Liabilities
Current lease liabilities	Lease liability	$96,552	$94,235
Long-term lease liabilities	Lease liability	146,647	171,648
Total lease liabilities		$243,199	$265,883

Weighted-average remaining lease term (in years)		2.38	2.60
Weighted-average discount rate		6.55%	6.55%

The following table presents supplemental cash flow information and non-cash activity related to operating leases for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Operating cash flow information
Cash paid for amounts included in the measurement of lease liabilities	$(22,684)	$(2,191)
Supplemental Disclosure of non-cashflow information
ROU assets and operating lease obligation recognized	$-	$26,685.00

The following table presents maturities of operating lease liabilities on an undiscounted basis as of March 31, 2020:

Operating Leases
2020 (excluding the three months ended March 31, 2020)	$71,551
2021	103,646
2022	68,002
$243,199

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

Note 9. Stockholders’ Equity

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

The following is a summary of the stock option plan activity during the three months ended March 31, 2020 and 2019:

	2020		2019
	Number of	Weighted Average	Number of	Weighted Average
	Options	Exercise Price	Options	Exercise Price
Options Outstanding at Beginning of the year	19,300	$60.51	19,300	$60.51

Granted	-	-	-	-
Exercised	-	-	-	-
Adjustment	-	-	-	-
Forfeited	-	-	-	-

Options Outstanding at March 31,	19,300	$60.51	19,300	$60.51

Options Exercisable at March 31,	11,800	$84.49	7,634	$113.81

Compensation expense recognized from the vesting of stock options was approximately $3,400 and $3,500 for the three months ended March 31, 2020 and 2019. The remaining unrecognized compensation cost associated with unvested stock options as of March 31, 2020 is approximately $14,800.

The aggregate intrinsic value of the outstanding common stock options as of March 31, 2020 and December 31, 2019 was $0 and $0 respectively.

On March 23, 2020, the Company issued 186,000 shares to Maxim Holdings LLC for services and recognized $125,450 as stock compensation expense for the three months ended March 31, 2020.

Note 10. Discontinued Operations

On January 8, 2020, the Company entered into a Stock Purchase Agreement (“SPA”) with Craven pursuant to which the Company sold to Craven all of the issued and outstanding shares of IIU, Inc., a Virginia based travel insurance brokerage company and wholly owned subsidiary of LMFA (“IIU”), for $3,562,569.  The purchase price was paid by Craven through the cancellation of the $3,461,782 Convertible Promissory Note issued by LMFA to Craven dated January 16, 2019 plus forgiveness of $100,787 of accrued interest. The sale of IIU resulted in a gain of $16,428.

The impact of this transaction is reflected as a discontinued operation in the consolidated financial statements. Pursuant to ASU 2014-08, the major classes of assets and liabilities of IIU were as follows:

As of December 31, 2019
Major classes of assets
Cash	$ 246,914
Related party receivable	27,738
Prepaid expenses	2,301
Total major classes of current assets – discontinued assets	276,953
Fixed assets, net	27,245
Total major classes of assets – discontinued assets	$ 304,198

Accounts payable and accrued expenses	$ 144,006
Note payable – short term	100,672
Other liabilities	21,153
Income taxes payable	14,226
Total major classes of current liabilities – discontinued liabilities	280,057

Debt	517,584
Total major classes of liabilities - discontinued liabilities	$ 797,641

The operating results for IIU, Inc. have been presented in the accompanying consolidated financial statements of operations for the three months ended March 31, 2020 and 2019 as discontinued operations are summarize below

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Revenue	$ -	$ 98,768
Total operating costs and expenses	-	226,866
Loss from discontinued operations	-	(128,098)
Other expense, net	-	6,755
Gain on disposal of discontinued operations	16,428	-
Net gain (loss) from discontinued operations	$ 16,428	$ (134,853)

Net cash used in operating activities	$ -	$ (55,180)
Net cash (used in) provided by investing activities	(246,914)	51,327
Net cash used in financing activities		(19,434)

Note 11. Subsequent Events

On March 23, 2020, the Company entered into a Share Exchange Agreement, dated March 23, 2020 (the “Share Exchange Agreement”), with Hanfor (Cayman) Limited, a Cayman Islands exempted company (“Hanfor”), and BZ Industrial Limited, a British Virgin Islands business company and the sole stockholder of Hanfor (“Hanfor Owner”).  In connection with the execution of the Share Exchange Agreement, the Company and Hanfor Owner entered into a Stock Purchase Agreement, dated March 23, 2020, pursuant to which Hanfor Owner purchased from Company an aggregate of 520,833 shares of the Company’s common stock at a price of $2.40 per share. Hanfor Owner paid $250,000 cash on March 23, 2020 and the Company received the remaining $1.0 million in April 2020 2020 at which time the Company issued the 520,833 shares.

On May 4, 2020, the Company received loan proceeds of approximately $186,000 under the Paycheck Protection Program authorized by the Coronavirus Aid, Relief, and Economic Security (CARES) Act (“Program”).  We expect all of the proceeds will be used to pay employees for the requisite 8 week period and the loan will be forgiven under the provisions of the program.

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

We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties, and assumptions about us that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Important factors which could materially affect our results and our future performance include, without limitation, our ability to purchase defaulted consumer receivables at appropriate prices, changes in governmental regulations that affect our ability to collect sufficient amounts on our defaulted consumer receivables, our ability to employ and retain qualified employees, changes in the credit or capital markets, changes in interest rates, deterioration in economic conditions, and negative press regarding the debt collection industry which may have a negative impact on a debtor’s willingness to pay the debt we acquire, as well as other factors set forth under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and Item 1A of this Quarterly Report on Form 10-Q.

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

Our former subsidiary IIU through its wholly owned company Wallach and Company (“Wallach”) offered health insurance, travel insurance and other travel services to:

•	United States citizens and residents traveling abroad; and
•	Non United States citizens or residents who travel to the United States

These services were typically sold through a policy offered by Wallach and fully underwritten by a third party insurance company.  The policies offered include: HealthCare Abroad, HealthCare Global, HealthCare America, HealthCare International, HealthCare War.

COVID-19 Update

Although COVID-19 is currently not material to our results of operations, there is uncertainty relating to the potential future impact on our business.  The extent to which COVID-19 impacts our operations, or our ability to obtain financing should we require it, will depend on future developments which are uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions taken by governments and private businesses to contain COVID-19 to treat its impact, among others.  If the disruptions posed by COVID-19 continue for an extended period of time, financial markets may not be available to the Company for raising capital in order to fund future growth. Should the Company not be able to obtain financing when required, in the amounts necessary or under terms which are economically feasible, we may be required to reduce planned future growth and/or the scope of our operations.

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

On December 20, 2019, the Company loaned $1.5 million to Craven (“Craven Secured Promissory Note”) which had an initial maturity date of April 15, 2020 and carried an interest rate of 0.5% that was to be paid monthly. The Company subsequently extended the due date of the Craven Secured Promissory Note to August 1, 2021.   The Craven Secured Promissory Note is secured by, among other things, Stock Pledge of Craven’s 640,000 Common Shares of the Company and the Assignment of the assets of Craven in favor of the Company.

IIU Disposal

On January 8, 2020, the Company entered into a Stock Purchase Agreement (“SPA”) with Craven pursuant to which the Company sold to Craven all of the issued and outstanding shares of IIU, Inc., a Virginia based travel insurance brokerage company and wholly owned subsidiary of LMFA (“IIU”), for $3,562,569.  The purchase price was paid by Craven through the cancellation of the $3,461,782 Convertible Promissory Note issued by LMFA to Craven dated January 16, 2019 plus forgiveness of $100,787 of accrued interest. LMFA originally paid $4,969,200 for the purchase of IIU in January 2019, which included a negative $720,386 net fair value of assets and $5,689,586 of goodwill. IIU sale resulted in a gain of $16,428.

As such, IIU is considered a discontinued operation.

Entry into Hanfor Share Exchange Agreement

On March 23, 2020, the Company entered into a Share Exchange Agreement, dated March 23, 2020 (the “Share Exchange Agreement”), with Hanfor (Cayman) Limited, a Cayman Islands exempted company (“Hanfor”), and BZ Industrial Limited, a British Virgin Islands business company and the sole stockholder of Hanfor (“Hanfor Owner”).  The Share Exchange Agreement provides for a business combination transaction in which Hanfor Owner will transfer and assign to the Company all of the share capital of Hanfor in exchange for a number of shares of the Company’s common stock that will result in Hanfor Owner owning 86.5% of the outstanding common stock of the Company (the “Hanfor Exchange Transaction”).  Upon the closing of the Hanfor Exchange Transaction, Hanfor will become a wholly owned subsidiary of the Company.  The parties’ respective obligations to complete the Hanfor Exchange Transaction are subject to various closing conditions, including the approval of the Hanfor Exchange Transaction by the Company’s stockholders at a duly called stockholder meeting; the receipt of a fairness opinion by the Company’s board of directors for the Hanfor Exchange Transaction; the absence of a material adverse change in the business, assets, or operations of Hanfor; the exercise of outstanding warrants to purchase at least 729,167 shares of Company common stock (or Hanfor Owner’s purchase of shares in a private placement in lieu thereof); and various customary closing conditions.  The conditions to Hanfor Owner’s and Hanfor’s obligation to complete the Hanfor Exchange Transaction will include the continued listing of the Company’s common stock on the Nasdaq Stock Market; the absence of a material adverse change in the business, assets, or operations of the Company; and other customary closing conditions.  In addition to the foregoing, the Share Exchange Agreement contains other customary and negotiated representations, warranties, and covenants, including a covenant not to solicit alternative transactions.  Under the agreement, Hanfor Owner is required to deliver to the Company audited financial statements for Hanfor for the 2019 and 2018 fiscal years, with such audited financial statements required to be delivered by May 31, 2020 (subject to extension to June 30, 2020 under specified circumstances).  In connection with the execution of the Share Exchange Agreement, the Company and Hanfor Owner entered into a Stock Purchase Agreement, dated March 23, 2020, pursuant to which Hanfor Owner purchased from the Company an aggregate of 520,833 shares of the Company’s common stock at a price of $2.40 per share.

Results of Operations – Three Months

The Three Months Ended March 31, 2020 compared with the Three Months Ended March 31, 2019

Revenues

During the Three Months ended March 31, 2020, total revenues decreased by $323 thousand, or 48.6%, to $341 thousand from $664 thousand in the Three Months ended March 31, 2019.

Interest on delinquent association fees for the Three Months ended March 31, 2020 decreased $195 thousand or 47.0% as the number of payoffs decreased to 78 payoff occurrences as compared to 135 payoff occurrences for the three months ended March 31, 2019.   “Payoffs” consist of recovery of the entire legally collectible portion, or a settlement thereof, of our principal investment, accrued interest, and late fees owed to us from the proceeds of the Accounts collected by the Associations in accordance with our contracts with Associations. The decrease in payoff occurrences was also due to a decrease in revenue per unit. The average revenue per unit per the Statement of Operations, excluding rental revenue and net commission revenue decreased slightly to $3,758 for the Three Months ended March 31, 2020 compared with $3,824 for the Three Months ended March 31, 2019.

We saw a decrease in rental revenue in the Three Months ended March 31, 2020 of $100 thousand to $48.1 thousand from $148 thousand for the Three Months ended March 31, 2019. This was due to a reduced number of rental units in 2020 as compared to 2019.

Operating Expenses

During the Three Months ended March 31, 2020, operating expenses decreased $83 thousand, or 8.5%, to $902 thousand from $985 thousand for the Three Months ended March 31, 2019. The decrease in operating expenses can be attributed to various factors, including in part a reduction in real estate management expenses of $112 thousand and a $100 thousand recovery of bad debt allowance for a related party offset in part by increased staffing costs of $53 thousand and professional fees of $78 thousand.

Professional fees, excluding fees from the BLG service agreement, for the Three Months ended March 31, 2020 were approximately $248,000 compared with approximately $357,000 for the Three Months ended March 31, 2019.  In the ordinary course of our business, we are involved in numerous legal proceedings and expenses associated with acquisitions and corporate initiatives. We regularly initiate collection lawsuits, using our network of third party law firms, against debtors. In addition, debtors occasionally initiate litigation against us. The settlement costs of these lawsuits increased by approximately $10,000 to approximately $12,000 compared with approximately $2,000 for the Three Months ended March 31, 2019. We also issued approximately $125,000 of our stock for investment banking services.

Legal fees for BLG for the Three Months ended March 31, 2020 were $259 thousand compared to $246 thousand for the Three Months ended March 31, 2019. See Note 5. Due From Related Party for further discussion regarding the service agreements with BLG.

Interest Expense

During the Three Months ended March 31, 2020, the Company incurred $7 thousand of interest expense as compared to $1 thousand of interest expense for the Three Months ended March 31, 2019.

Net Loss from Continuing Operations

During the Three Months ended March 31, 2020, the net loss from continuing operations was $568 thousand as compared to a net loss of $322 thousand for the Three Months ended March 31, 2019.

Gain on Disposal of Discontinued Operations

During the Three Months ended March 31, 2020, the Company disposed of IIU which generated a net gain of $16 thousand.

Loss from Discontinued Operations

During the Three Months ended March 31, 2020, the loss from discontinued operations was $0 as compared to net loss of $135 thousand for the Three Months ended March 31, 2019.

Net Loss

During the Three Months ended March 31, 2020, the net loss was $551 thousand as compared to net loss of $457 thousand for the Three Months ended March 31, 2019.  The change in the loss was primarily due to reduced revenue offset in part by a recovery of costs from related party receivable.

Liquidity and Capital Resources

General

As of March 31, 2020, we had cash and cash equivalents of $772 thousand compared with $1,070 thousand which includes $247 thousand held by our discontinued operations at December 31, 2019.

Cash from Operations

Net cash used in operations was $321 thousand during the Three Months ended March 31, 2020 compared with $270 thousand during the Three Months ended March 31, 2019. This change in cash used by operating activities was primarily driven by a reduced cash operating loss since 2020 expenses including $129 thousand of stock compensation and the disposal of IIU.

Cash from Investing Activities

For the Three Months ended March 31, 2020 net cash used in investing activities was $192 thousand as compared to net cash provided by investing activities of $146 thousand for the Three Months ended March 31, 2019.  The decrease primarily arose from the disposal of IIU and the reduced sale of real estate. Net collections from our finance receivables for the Three Months ended March 31, 2020 was $58 thousand compared to $32 thousand for the Three Months ended March 31, 2019.

Cash from Financing Activities

Net cash provided by financing activities was $215 thousand for the Three Months ended March 31, 2020 compared with net cash used in financing activities of $18 thousand during the Three Months ended March 31, 2019. At March 31, 2020, the principal indebtedness of the Company was $35 thousand (excluding lease liability of $243 thousand) compared with $4.1 million at December 31, 2019 and $4.3 million at March 31, 2019. For the Three Months ended March 31, 2020 the Company repaid $35 thousand of principal repayments compared to $41 thousand principal repayments for the Three Months ended March 31, 2019. During the Three Months ended March 31, 2019 the Company received $22 thousand from the exercise of warrants. During the Three Months ended March 31, 2020 the Company received $250 thousand from a stock subscription agreement.

Shareholders’ Equity

On March 23, 2020, the Company entered into a Share Exchange Agreement, dated March 23, 2020 (the “Share Exchange Agreement”), with Hanfor (Cayman) Limited, a Cayman Islands exempted company (“Hanfor”), and BZ Industrial Limited, a British Virgin Islands business company and the sole stockholder of Hanfor (“Hanfor Owner”).  In connection with the execution of the Share Exchange Agreement, the Company and Hanfor Owner entered into a Stock Purchase Agreement, dated March 23, 2020, pursuant to which Hanfor Owner purchased from Company an aggregate of 520,833 shares of the Company’s common stock at a price of $2.40 per share. Hanfor Owner paid $250,000 cash on March 23, 2020 and the Company received the remaining $1.0 million in April 2020  at which time the Company issued the 520,833 shares. As such, we believe the Company has met the Nasdaq Capital Market continued listing requirement of $2.5 million in stockholders equity, as set forth in Nasdaq Listing Rule 5550(b) as of the date of this Report.

Debt of the Company consisted of the following at March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019 (Audited)
Financing agreement with FlatIron capital that is unsecured. Down payment of $19,170 was required upfront and equal installment payments of $11,590 to be made over a 11 month period. The note matures June 1, 2020. Annualized interest is 6.8%	$34,770	$69,540

Senior secured convertible note to Craven House Capital North America LLC (Related Party), bearing interest at 3.0%. Note was issued on January 16, 2019 and either matured on January 14, 2020 or became convertible into 1,436,424 shares of the Company's common shares. The value of the beneficial conversion feature as of January 16, 2019 was zero*.	-	3,461,782

Promissory note issued by a financial institution, bearing interest at 9.09%, interest and principal payments due monthly of $323. Note is secured by an automobile and was issued on July 26, 2019 with original borrowings of $12,892. The note mature son August 26, 2023.	-	11,802

Promissory note issued by a financial institution, bearing interest at 5.85%, interest and principal payments due monthly of $10,932. Note was issued on May 31, 2018 with original borrowings of $608,000 and subsequent borrowings of $141,000 and repayments of $51,000. The note matures on May 30, 2025 and can be prepaid at any time without penalty. This note is secured by the Company’s inventory, chattel paper, accounts, equipment and general intangible intangibles and deposit accounts.	-	606,454

	$34,770	$4,149,578

As of March 31, 2020, minimum required annual principal payments are as follows:

Years Ending
December 31,
2020	34,770
2021	-
2022	-
2023	-
2024	-
After 2024	-
$34,770

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are not required to make disclosures under this item.

Item 4.	Controls and Procedures

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2020. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of March 31, 2020 for the reasons discussed below. In addition, management identified the following material weaknesses in its assessment of the effectiveness of disclosure controls and procedures as of March 31, 2020:

The Company did not effectively segregate certain accounting duties due to the small size of its accounting staff.

A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Notwithstanding the determination that our internal control over financial reporting was not effective, as of March 31, 2020, and that there was a material weakness as identified in this Quarterly Report, we believe that our consolidated financial statements contained in this Quarterly Report fairly present our financial position, results of operations and cash flows for the years covered hereby in all material respects.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not to date experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

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

The following presents updates and additions to the risk factors previously disclosed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019:

Our business, results of operations, and financial condition may be impacted by the recent coronavirus (COVID-19) outbreak.

The global spread of COVID-19 has created significant volatility and uncertainty. While our employees currently have the ability and are encouraged to work remotely, such measures may have an impact on employee attendance or productivity, which, along with the possibility of employees’ illness, may adversely affect our operations. Although COVID-19 is currently not material to our results of operations, there is uncertainty relating to the potential future impact on our business. The extent to which COVID-19 impacts our operations, or our ability to obtain financing should we require it, will depend on future developments which are uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions taken by governments and private businesses to contain COVID-19 to treat its impact, among others. If the disruptions posed by COVID-19 continue for an extended period of time, financial markets may not be available to the Company for raising capital in order to fund future growth. Should the Company not be able to obtain financing when required, in the amounts necessary or under terms which are economically feasible, we may be required to reduce planned future growth and/or the scope of our operations.

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

As of March 31, 2020, we have used $9.0 million of the net proceeds, to repurchase a non-controlling interest ($0.25 million), repay a debt ($3.11 million), make interest payments ($0.89 million), fund our original product ($0.34 million), fund our New Neighbor Guaranty program ($0.71 million) and make real estate owned investments ($0.57 million).  The remainder of the funds have been invested in accordance with our investment policy as well as used in normal operations of the Company.

(c) Repurchase of Securities.

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None

Item 6.	Exhibits

The following documents are filed as a part of this report or are incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION

2.1

Stock Purchase Agreement, dated January 8, 2020, by and between LM Funding America, Inc. and Craven House North America LLC (incorporated by reference from Exhibit 2.1 to the Form 8-K filed on January 10, 2020)

2.2

Share Exchange Agreement, dated March 23, 2020, by and among LM Funding America, Inc., Hanfor (Cayman) Limited, and BZ Industrial Limited (incorporated by reference from Exhibit 2.1 to the Form 8-K filed on March 27, 2020)

10.1	Stock Purchase Agreement, dated March 23, 2020, by and among LM Funding America, Inc. and BZ Industrial Limited (incorporated by reference from Exhibit 2.2 to the Form 8-K filed on March 27, 2020)
31.1	Rule 13a – 14(a) Certification of the Principal Executive Officer

31.2	Rule 13a – 14(a) Certification of the Principal Financial Officer

32.1	Written Statement of the Principal Executive Officer and Principal Financial Officer, Pursuant to 18 U.S.C. § 1350

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

LM FUNDING AMERICA, INC.

Date: May 18, 2020	By:	/s/ Bruce M. Rodgers
Bruce M. Rodgers
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: May 18, 2020	By:	/s/ Richard Russell
Richard Russell
Chief Financial Officer
(Principal Accounting Officer)