Form 10-Q
period 2020-06-30
LM FUNDING AMERICA, INC.
filed 2020-08-10
CIK 1640384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 001-37605

LM FUNDING AMERICA, INC.

(Exact name of Registrant as specified in its charter)

Delaware	47-3844457
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

1200 West Platt Street Suite 100 Tampa, FL	33606
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: 813-222-8996

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading symbol	Name of each exchange on which registered
Common Stock par value $0.001 per share	LMFA	The Nasdaq Stock Market LLC

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

The registrant had 5.1 million shares of Common Stock, par value $0.001 per share, outstanding as of August 6, 2020.

LM FUNDING AMERICA, INC.

TABLE OF CONTENTS

		Page

PART I.	FINANCIAL INFORMATION	3

Item 1.	Financial Statements	3

	LM Funding America, Inc. and Subsidiaries Condensed Consolidated Balance Sheets June 30, 2020 (unaudited) and December 31, 2019	3

	LM Funding America, Inc. and Subsidiaries Condensed Consolidated Statements of Operations Three and Six Months Ended June 30, 2020 and 2019 (unaudited)	4

	LM Funding America, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows Six Months Ended June 30, 2020 and 2019 (unaudited)	5

	LM Funding America, Inc. and Subsidiaries Condensed Consolidated Statements of Equity for the Three and Six Months Ended June 30, 2020 and 2019 (unaudited)	6
	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32

Item 4.	Controls and Procedures	33

PART II.	OTHER INFORMATION	34

Item 1.	Legal Proceedings	34

Item 1A.	Risk Factors	34

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 3.	Defaults Upon Senior Securities	35

Item 4.	Mine Safety Disclosures	35

Item 5.	Other Information	35

Item 6.	Exhibits	36

SIGNATURES		37

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

LM Funding America, Inc. and Subsidiaries Condensed Consolidated Balance Sheets

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Cash	$6,238,678	$822,909
Finance receivables:
Original product - net (Note 3)	212,121	273,711
Special product - New Neighbor Guaranty program, net of allowance for credit losses of (Note 4)	97,196	129,272
Prepaid expenses and other assets	97,008	145,267
Due from related party (Note 5)	-	125,045
Discontinued operations - current assets (Note 10)	-	276,953
Current assets	6,645,003	1,773,157
Fixed assets, net (Note 1)	6,274	8,288
Real estate assets owned (Note 1)	13,426	21,084
Operating lease - right of use assets (Note 8)	209,031	260,260
Other investments - related party (Note 1)	-	1,500,000
Goodwill (Note 2)	-	4,039,586
Other Assets	10,220	11,021
Discontinued operations - long-term assets, net (Note 10)	-	27,245
Long-term assets	238,951	5,867,484
Total assets	$6,883,954	$7,640,641

LIABILITIES AND STOCKHOLDERS' EQUITY
Note payable (Note 6)	-	69,540
Related party convertible note payable	-	3,461,782
Accounts payable and accrued expenses	131,940	210,870
Due to related party (Note 5)	171,501	-
Current portion of lease liability (Note 8)	98,846	94,235
Discontinued operations - current liabilities (Note 10)	-	280,057
Total current liabilities	402,287	4,116,484

Lease liability - long-term (Note 8)	121,295	171,648
Note payable - long-term (Note 6)	185,785	-
Discontinued operations - long-term liabilities (Note 10)	-	517,584
Long-term liabilities	307,080	689,232
Total liabilities	709,367	4,805,716
Stockholders’ equity:
Common stock, par value $.001; 30,000,000 shares authorized; 5,068,799 and 3,134,261 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	5,069	3,134
Additional paid-in capital	21,653,342	17,326,553
Accumulated deficit	(15,483,824)	(14,494,762)
Total stockholders’ equity	6,174,587	2,834,925
Total liabilities and stockholders’ equity	$6,883,954	$7,640,641

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

LM Funding America, Inc. and Subsidiaries Condensed Consolidated Statements of Operations (unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Interest on delinquent association fees	$170,174	$463,738	$389,688	$878,013
Administrative and late fees	35,423	43,314	58,468	82,807
Recoveries in excess of cost - special product	62,362	4,502	84,990	26,272
Underwriting and other revenues	41,235	74,791	69,164	115,515
Rental revenue	33,344	72,285	81,424	219,954
Total revenues	342,538	658,630	683,734	1,322,561

Operating Expenses:
Staff costs and payroll	312,493	342,186	628,552	605,331
Professional fees	479,581	524,764	986,576	954,073
Settlement costs with associations	-	38,286	11,920	40,178
Selling, general and administrative	74,728	83,656	154,951	183,403
Recovery of cost from related party receivable	(100,000)	-	(200,000)	-
Provision for credit losses	-	(7,375)	-	(7,375)
Real estate management and disposal	14,108	100,306	99,450	297,434
Depreciation and amortization	7,954	19,526	13,766	37,391
Collection costs	(20,934)	9,786	(29,255)	(13,301)
Other operating expenses	6,844	16,191	10,638	15,256
Total operating expenses	774,774	1,127,326	1,676,598	2,112,390
Operating loss from continuing operations	(432,236)	(468,696)	(992,864)	(789,829)
Interest expense	5,732	52,731	12,626	53,763
Loss from continuing operations before income taxes	(437,968)	(521,427)	(1,005,490)	(843,592)
Income tax benefit	-	-	-	-
Net loss from continuing operations	(437,968)	(521,427)	(1,005,490)	(843,592)
Gain on disposal of discontinued operations	-	-	16,428	-
Gain (loss) from operations of discontinued operations	-	70,924	-	(63,929)
Net gain/(loss) from discontinued operations		70,924	16,428	(63,929)
Net loss	$(437,968)	$(450,503)	$(989,062)	$(907,521)

Earnings/(loss) per share:
Basic loss per common share - continuing operations	$(0.11)	$(0.17)	$(0.28)	$(0.27)
Basic earnings/(loss) per common share - discontinued operations	$-	$0.02	$0.00	$(0.02)
Basic loss per common share - net loss	$(0.11)	$(0.14)	$(0.28)	$(0.29)
Diluted loss per common share - continuing operations	$(0.11)	$(0.17)	$(0.28)	$(0.27)
Diluted earnings/(loss) per common share - discontinued operations	$-	$0.02	$0.00	$(0.02)
Diluted loss per common share - net loss	$(0.11)	$(0.14)	$(0.28)	$(0.29)

Weighted average number of common shares outstanding:
Basic	3,915,123	3,134,261	3,575,098	3,133,106
Diluted	3,915,123	3,134,261	3,575,098	3,133,106

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

LM Funding America, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(989,062)	$(907,521)

Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization	11,727	32,550
Right to use asset depreciation	51,229	4,852
Stock compensation	132,244	6,931
Recovery of uncollectible related party receivables	(200,000)	-
Gain on disposal of business unit	(16,426)	-

Change in assets and liabilities
Prepaid expenses and other assets	49,059	52,389
Accounts payable and accrued expenses	21,858	89,329
Repayments from related party	496,546	32,395
Other liabilities	-	48,578
Lease liability payments	(45,742)	(4,426)
Deferred taxes	-	(14,200)
Net cash used in operating activities	(488,567)	(659,123)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net collections of finance receivables - original product	61,590	95,242
Net collections of finance receivables - special product	32,076	79,874
(Payments)/proceeds for real estate assets owned	(2,055)	64,101
Net cash payment for IIU disposal	(246,914)	-
Investment in note receivable - related party	1,500,000	-
Net cash received from business acquisition	-	51,327
Net cash provided by investing activities	1,344,697	290,544

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings	185,785	-
Principal repayments	(69,540)	(80,761)
Exercise of warrants	2,946,480	22,320
Proceeds from stock subscription	1,250,000	-

Net cash provided by (used in) financing activities	4,312,725	(58,441)

NET INCREASE (DECREASE) IN CASH	5,168,855	(427,020)

CASH - BEGINNING OF YEAR	1,069,823	3,520,753
CASH - END OF YEAR	$6,238,678	$3,093,733

SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION
Cash paid for interest	$12,626	$16,743
Income taxes	$-	$-
SUPPLEMENTAL DISCLOSURES OF NON-CASHFLOW INFORMATION
ROU asset obligation recognized	$-	$26,685

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LM Funding America, Inc. and Subsidiaries Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

For the Three and Six Months Ended June 30, 2020 and 2019

	Common Stock		Additional paid-	Accumulated
	Shares	Amount	in capital	Deficit	Total Equity
Balance - December 31, 2018	3,124,961	$3,125	$17,295,408	$(11,489,884)	$5,808,649

Warrants exercised for cash	9,300	9	22,311	-	22,320
Stock compensation expense	-	-	3,500	-	3,500
Net loss	-	-	-	(457,018)	(457,018)
Balance - March 31, 2019	3,134,261	$3,134	$17,321,219	$(11,946,902)	$5,377,451

Stock compensation expense	-	-	3,431	-	3,431
Net loss	-	-	-	(450,503)	(450,503)
Balance - June 30, 2019	3,134,261	$3,134	$17,324,650	$(12,397,405)	$4,930,379

Balance - December 31, 2019	3,134,261	$3,134	$17,326,553	$(14,494,762)	$2,834,925

Stock compensation expense	186,000	186	128,661	-	128,847
Net loss	-	-	-	(551,094)	(551,094)
Balance - March 31, 2020	3,320,261	$3,320	$17,455,214	$(15,045,856)	$2,412,678

Stock compensation expense	-	-	3,397	-	3,397
Warrants exercised for cash	1,227,700	1,228	2,945,252		2,946,480
Common stock issued for cash	520,838	521	1,249,479		1,250,000
Net loss	-	-	-	(437,968)	(437,968)
Balance - June 30, 2020	5,068,799	$5,069	$21,653,342	$(15,483,824)	$6,174,587

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

LM Funding, LLC a Florida limited liability company organized in January 2008 under the terms of an Operating Agreement effective January 8, 2008 as amended, had two members: BRR Holding, LLC and CGR 63, LLC. The members contributed their equity interest to LMFA prior to the closing of its initial public offering.

The Company acquired IIU, Inc. on January 16, 2019 (“IIU”), which provided global medical insurance products for international travelers, specializing in policies covering high-risk destinations, emerging markets and foreign travelers coming to the United States. All policies were fully underwritten with no claim risk remaining with IIU. IIU was disposed of on January 8, 2020.

We are a specialty finance company that provides funding to nonprofit community associations primarily located in the state of Florida. We offer incorporated nonprofit community associations, which we refer to as “Associations,” a variety of financial products customized to each Association’s financial needs. Our original product offering consists of providing funding to Associations by purchasing their rights under delinquent accounts that are selected by the Associations arising from unpaid Association assessments. Historically, we provided funding against such delinquent accounts, which we refer to as “Accounts,” in exchange for a portion of the proceeds collected by the Associations from the account debtors on the Accounts. In addition to our original product offering, we have started purchasing Accounts on varying terms tailored to suit each Association’s financial needs, including under our New Neighbor Guaranty™ program.

Specialty Finance Company

We purchase an Association’s right to receive a portion of the Association’s collected proceeds from owners that are not paying their assessments. After taking assignment of an Association’s right to receive a portion of the Association’s proceeds from the collection of delinquent assessments, we engage law firms to perform collection work on a deferred billing basis wherein the law firms receive payment upon collection from the account debtors or a predetermined contracted amount if payment from account debtors is less than legal fees and costs owed. Under this business model, we typically fund an amount equal to or less than the statutory minimum an Association could recover on a delinquent account for each Account, which we refer to as the “Super Lien Amount”. Upon collection of an Account, the law firm working on the Account, on behalf of the Association, generally distributes to us the funded amount, interest, and administrative late fees, with the law firm retaining legal fees and costs collected, and the Association retaining the balance of the collection. In connection with this line of business, we have developed proprietary software for servicing Accounts, which we believe enables law firms to service Accounts efficiently and profitably.

Under our New Neighbor Guaranty program, an Association will generally assign substantially all of its outstanding indebtedness and accruals on its delinquent units to us in exchange for payment by us of monthly dues on each delinquent unit. This simultaneously eliminates a substantial portion of the Association’s balance sheet bad debts and assists the Association to meet its budget by receiving guaranteed monthly payments on its delinquent units and relieving the Association from paying legal fees and costs to collect its bad debts. We believe that the combined features of the program enhance the value of the underlying real estate in an Association and the value of an Association’s delinquent receivables. We intend to leverage our proprietary software platform, as well as our industry experience and knowledge gained from our original line of business, to expand the New Neighbor Guaranty program in certain situations and to potentially develop other new products in the future.

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

New Neighbor Guaranty

In 2012, we developed a new product, the New Neighbor Guaranty, wherein an Association assigns substantially all of its outstanding indebtedness and accruals on its delinquent units to us in exchange for payments in an amount equal to the regular ongoing monthly or quarterly assessments for delinquent units when those amounts would be due to the Association. We assume both the payment and collection obligations for these assigned Accounts under this product. This simultaneously eliminates an Association’s balance sheet bad debts and assists the Association to meet its budget by receiving guaranteed assessment payments on its delinquent units and relieving the Association from paying legal fees and costs to collect its bad debts. We believe that the combined features of the product enhance the value of the underlying real estate in an Association and the value of an Association’s delinquent receivables.

Before we implement the New Neighbor Guaranty program for an Association typically asks us to conduct a review of its accounts receivable. After we have conducted the review, we inform the Association which Accounts we are willing to purchase and the terms of such purchase. Once we implement the New Neighbor Guaranty program, we begin making scheduled payments to the Association on the Accounts as if the Association had non-delinquent residents occupying the units underlying the Accounts. Our New Neighbor Guaranty contracts typically allow us to retain all collection proceeds on each Account other than special assessments and accelerated assessment balances. Thus, the Association foregoes the potential benefit of a larger future collection in exchange for the certainty of a steady stream of immediate payments on the Account.

Recent Developments

IIU Acquisition and Disposal

On November 2, 2018, the Company invested cash by purchasing a Senior Convertible Promissory Note in the original principal amount of $1,500,000 (the “IIU Note”) from IIU, a synergistic Virginia based travel insurance brokerage company controlled by Craven House North America, LLC (“Craven”) N.A., (whose ownership excluding unexercised warrants was approximately 20% of the Company’s outstanding stock at the time of the acquisition).  The maturity date of the IIU Note was 360 dates after the date of issuance (subject to acceleration upon an event of default).  The IIU Note carried a 3.0% interest rate, with accrued but unpaid interest being payable on the IIU Note’s maturity date.

On January 16, 2019, the Company entered into a Stock Purchase Agreement with Craven (the “IIU SPA”) to purchase all of the outstanding capital stock of IIU as a possible synergistic effort to diversify revenue sources that were believed to be accretive to earnings.  IIU provided global medical insurance products for international travelers, specializing in policies covering high-risk destinations, emerging markets and foreign travelers coming to the United States. All policies were fully underwritten with no claim risk remaining with IIU.

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
•

The Company issued to Craven a $3,581,982 Senior Convertible Promissory Note (the “Craven Convertible Note”) for the balance of the purchase price.  At the option of Craven, the Craven Convertible Note could be paid in restricted shares of our common stock or cash.  The Craven Convertible Note bore simple interest at 3% per annum.  The Craven Convertible Note was due and payable 360 days from the closing date of the IIU SPA. If repaid by the Company in restricted common stock, the outstanding principal and interest of the Craven Convertible Note would be paid by the Company by issuing to Craven a number of restricted common shares equal to the adjusted principal and accrued interest owing to Craven under the Craven Convertible Note divided by $2.41. On the date of issuance of the Craven Convertible Note, the closing share price of the Company was $1.42.

•	Pursuant to the terms of the IIU SPA, the purchase price was subsequently reduced by $120,200, to $4,969,200.

On December 20, 2019, the Company loaned $1.5 million to Craven (“Craven Secured Promissory Note”) which had an initial maturity date of April 15, 2020 and carried an interest rate of 0.5% that was to be paid monthly. The Company subsequently extended the due date of the Craven Secured Promissory Note to August 1, 2021.   The Craven Secured Promissory Note was secured by, among other things, a pledge of Craven’s 640,000 shares of common stock of the Company and the assignment of the assets of Craven in favor of the Company. On June 29, 2020, the Company received from Craven $1,503,719 as payment in full of all principal and accrued interest due from the Craven Secured Promissory Note.

On January 8, 2020, the Company entered into a Stock Purchase Agreement (“SPA”) with Craven pursuant to which the Company sold back to Craven all of the issued and outstanding shares of IIU for $3,562,569.  The purchase price was paid by Craven through the cancellation of the $3,461,782Craven Convertible Note plus forgiveness of $100,787 of accrued interest. The Company originally paid $4,969,200 for the purchase of IIU in January 2019, which included a negative $720,386 net fair value of assets and $5,689,586 of goodwill. As a result, goodwill was impaired by $1.65 million. The sale of IIU resulted in a gain of $16,428.

Specialty Health Insurance

Our former subsidiary IIU Inc. (“IIU”) through its wholly owned company Wallach and Company (“Wallach”) offered health insurance, travel insurance and other travel services to:

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

As such, IIU is considered a discontinued operation. We did not report any activity from operations from IIU for the six months ended June 30, 2020.

Entry into and Termination of Hanfor Share Exchange Agreement

On March 23, 2020, the Company entered into a Share Exchange Agreement, dated March 23, 2020 (the “Share Exchange Agreement”), with Hanfor (Cayman) Limited, a Cayman Islands exempted company (“Hanfor”), and BZ Industrial Limited, a British Virgin Islands business company and the sole stockholder of Hanfor (“Hanfor Owner”).  The Share Exchange Agreement contemplated a business combination transaction in which Hanfor Owner would transfer and assign to the Company all of the share capital of Hanfor in exchange for a number of shares of the Company’s common stock that would result in Hanfor Owner owning 86.5% of the outstanding common stock of the Company.

Under the agreement, Hanfor Owner was required to deliver to the Company audited financial statements for Hanfor for the 2019 and 2018 fiscal years, and such audited financial statements were required to be delivered by May 31, 2020 (subject to extension to June 30, 2020 under specified circumstances).  In connection with the execution of the Share Exchange Agreement, the Company and Hanfor Owner entered into a Stock Purchase Agreement, dated March 23, 2020, pursuant to which Hanfor Owner purchased from the Company an aggregate of 520,838 shares of the Company’s common stock at a price of $2.40 per share. Hanfor Owner paid $250,000 cash on March 23, 2020 and the Company received an additional $1,000,000 in April 2020 at which time the Company issued the 520,838 shares.

On July 14, 2020, the Company notified Hanfor and Hanfor Owner that the Company had elected to terminate the Share Exchange Agreement due to Hanfor’s inability to provide audited financial statements by June 30, 2020.  Although the Company believes that it properly terminated the Share Exchange Agreement, on July 21, 2020, counsel to Hanfor Owner informed the Company that Hanfor Owner believes that the Company’s termination of the Share Exchange Agreement was not effected in accordance with the terms of the Share Exchange Agreement.  The Company and Hanfor Owner are engaged in discussions to resolve this disagreement, but there is no assurance that this disagreement will be promptly resolved or resolved on terms favorable to the Company, and there is no assurance that Hanfor Owner will not seek to take legal action.

Nasdaq Listing

On March 27, 2020, the Company received a notification letter from the Nasdaq Listing Qualifications department of The Nasdaq Stock Market LLC (“Nasdaq”) stating that the Company has not regained compliance with Nasdaq Continued Listing Rule 5550(a)(2), which requires the Company’s listed securities to maintain a minimum bid price of $1.00 per share (the "Minimum Bid Price Rule"). The notification stated that the Company’s securities would be delisted from the Nasdaq Capital Market on April 7, 2020 unless the Company timely requested a hearing before a Nasdaq Hearing Panel.  The Company has timely requested a hearing.  However, on April 16, 2020, Nasdaq suspended any enforcement actions relating to bid price issues through June 30, 2020. On July 1, 2020, the Company received a letter from Nasdaq stating that the Company had regained compliance with the Minimum Bid Price Rule because the closing price for the Company’s common stock was $1.00 per share or greater for ten (10) consecutive business days.

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

Reverse Stock Split Approval

On May 11, 2020, our shareholders voted in favor of the approval of an amendment to our Certificate of Incorporation, in the event it is deemed advisable by our Board of Directors, to effect an additional reverse stock split of the Company’s issued and outstanding common stock at a ratio within the range of one-for-two (1:2) and one-for-ten (1:10), as determined by the Board of Directors.  However, a reverse stock split has not yet been effected pursuant to such approval.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of LMFA and its wholly-owned subsidiaries: LM Funding, LLC; LMF October 2010 Fund, LLC; REO Management Holdings, LLC (including all 100% owned subsidiary limited liability companies); LM Funding of Colorado, LLC; LM Funding of Washington, LLC; LM Funding of Illinois, LLC; and LMF SPE #2, LLC and various single purpose limited liability corporations owned by REO Management Holdings, LLC which own various properties. It also includes IIU and its wholly-owned subsidiary: Wallach & Company for the time that the Company owned IIU. All significant intercompany balances have been eliminated in consolidation.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in the annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The interim condensed consolidated financial statements as of June 30, 2020 and for the three and six months ended June 30, 2020 and June 30, 2019, respectively are unaudited. In the opinion of management, the interim condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of the results for the interim periods. The accompanying condensed consolidated balance sheet as of December 31, 2019, is derived from the audited consolidated financial statements presented in the Company’s Annual Report on Form 10-K for fiscal the year ended December 31, 2019.

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

Finance Receivables

Finance receivables are recorded at the amount funded or cost (by unit). The Company evaluates its finance receivables at each period end for losses that are considered probable and can be reasonably estimated in accordance with ASC 450-20. As discussed above, recoverability of funded amounts under the Company’s original product is generally assured because of the protection of the Super

Lien Amount. However, the Company did have an accrual at June 30, 2020 and December 31, 2019 for an allowance for credit losses for this program of $112,027 and $112,027.

Under the New Neighbor Guaranty program (special product), the Company funds amounts in excess of the Super Lien Amount. When evaluating the carrying value of its finance receivables, the Company looks at the likelihood of future cash flows based on historical payoffs, the fair value of the underlying real estate, the general condition of the community association in which the unit exists, and the general economic real estate environment in the local area. The Company estimated an allowance for credit losses for this program of $6,564 as of June 30, 2020 and $20,016 at December 31, 2019 under ASC 450-20 related to its New Neighbor Guaranty program.

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

During the six months ended June 30, 2020 and 2019, write offs charged against the allowance for credit losses were $13,452 and $20,743, respectively. Any losses greater than the recorded allowance will be recognized as expenses. Under the Company’s revenue recognition policies, all finance receivables (original product and special product) are classified as nonaccrual.

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

The Company capitalizes costs incurred to acquire real estate owned properties and any costs incurred to get the units in a condition to be rented.  These costs include, but are not limited to, renovation/rehabilitation costs, legal costs, and delinquent taxes.  These costs are depreciated over the estimated minimum time period the Company expects to maintain possession of the units.  Costs incurred for unencumbered units are depreciated over 20 years and costs for units subject to a first mortgage are depreciated over 3 years.  As of June 30, 2020 and December 31, 2019, capitalized real estate costs, net of accumulated depreciation, were $13,426 and $21,084, respectively.

During the three and six month period ended June 30, 2020 and 2019, depreciation expense was $4,110 and $9,713 for 2020 and $5,526 and $11,969 for 2019, respectively.

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

Fixed Assets

The Company capitalizes all acquisitions of fixed assets in excess of $500. Fixed assets are stated at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the assets. Fixed assets are comprised of furniture, computer and office equipment with an assigned useful life of 3 to 5 years. Fixed assets also include capitalized software costs. Capitalized software costs include costs to develop software to be used solely to meet the Company’s internal needs, consist of employee salaries and benefits and fees paid to outside consultants during the application development stage, and are amortized over their estimated useful life of 5 years. As of June 30, 2020 and December 31, 2019, capitalized software costs, net of accumulated amortization, was nil. Amortization expense for capitalized software costs for the three and six month period ended June 30, 2020 and 2019 was $nil and $nil for 2020 and $5,815 and $11,630 for 2019, respectively.

Right to Use Assets

The Company capitalizes all leased assets pursuant to ASU 2016-02, "Leases (Topic 842)," which requires lessees to recognize right-of-use assets and lease liability, initially measured at present value of the lease payments, on its balance sheet for leases with terms longer than 12 months and classified as either financing or operating leases.  As of June 30, 2020 and December 31, 2019, right to use assets, net of accumulated amortization, was $209,031 and $260,260, respectively. Amortization expense for right to use assets for the three and six month period ended June 30, 2020 and 2019 was $26,136 and $51,229 for 2020 and was $2,426 and $4,852 for 2019, respectively while the payments totaled $45,742 for the six months ended June 30, 2020.

Other Investments – Note Receivable - Related Party

On December 20, 2019, the Company loaned $1.5 million to Craven (“Craven Secured Promissory Note”) which had an initial maturity date of April 15, 2020 and carried an interest rate of 0.5% that was to be paid monthly. The Company subsequently extended the due date of the Craven Secured Promissory Note to August 1, 2021 and allowed for the deferral of monthly interest payments.   The Craven Secured Promissory Note was secured by, among other things, Stock Pledge of Craven’s 640,000 Common Shares of the Company and the Assignment of the assets of Craven in favor of the Company. On June 29, 2020, the Company received from Craven $1,503,719 as payment in full of all principal and accrued interest due from the Craven Secured Promissory Note.

Goodwill

Goodwill represents the excess purchase price of acquired businesses over the fair value of the net assets acquired. Goodwill is not amortized, but instead is tested for impairment annually or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable.

During the year ended December 31, 2019, the Company recorded goodwill of approximately $5.7 million which represented amounts for the purchase of IIU. For purposes of the 2019 annual test, we will elect to perform a goodwill impairment analysis to assess whether it was more likely than not that the fair value of these reporting units exceeded their respective carrying values. In performing these assessments, management will rely on a number of factors including, but not limited to, macroeconomic conditions, industry and market considerations, cost factors that would have a negative effect on earnings and cash flows, overall financial performance compared with forecasted projections in prior periods, and other relevant reporting unit events, the impact of which are all significant judgments and estimates.  This assessment was performed as of December 31, 2019 and showed a $1.65 million impairment due to the sale of IIU on January 8, 2020. The balance of goodwill as of June 30, 2020 and December 31, 2019 was approximately $0 million and $4.0 million, respectively.

Stock Issued

In connection with the execution of the Share Exchange Agreement, the Company and Hanfor Owner entered into a Stock Purchase Agreement, dated March 23, 2020, pursuant to which Hanfor Owner purchased from Company an aggregate of 520,838 shares of the Company’s common stock at a price of $2.40 per share for a total of $1,250,000 cash.

Debt Issue Costs

The Company capitalizes all debt issue costs and amortizes them on a method that approximates the effective interest method over the remaining term of the note payable. The Company did not have any unamortized debt issue costs at June 30, 2020 and at December 31, 2019. Any costs will be presented in the accompanying condensed consolidated balance sheets as other assets until the loan proceeds are received which at that time will be reclassified as a direct deduction from the carrying amount of that debt liability in accordance with Accounting Standards Update (“ASU”) 2015-03 (see below). The Company adopted this new standard in the first quarter of fiscal 2016. The adoption of this standard did not have a material impact on the Company's consolidated financial position and had no impact on its consolidated income or cash flows. In addition, the amortization of debt issuance costs is to be reported as interest expense under ASU 2015-03 (ASC 835-30-45-3).

Settlement Costs with Associations

Community associations working with the Company will at times incur costs in connection with litigation initiated by the Company against property owners and or mortgage holders. These costs include settlement agreements whereby the community association agrees to pay some monetary compensation to the opposing party or judgments against the community associations for fees of opposing legal counsel or other damages awarded by the courts. The Company indemnifies the community association for these costs pursuant to the provisions of the agreement between the Company and the community association. Costs incurred by the Company for these indemnification obligations for the three and six months ended June 30, 2020 and 2019 were approximately $zero  and $12,000 for 2020 and $38,000  and $40,000 for 2019, respectively. The Company does not limit its indemnification based on amounts ultimately collected from property owners.

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

The anti-dilutive stock based compensation awards and convertible notes consisted of:

	As of June 30,
	2020	2019
Stock Options	19,300	19,300
Stock Warrants	2,731,587	3,959,287
Convertible Note	-	-

As part of its initial public offering, on October 23, 2015 the Company issued 1,200,000 warrants that allowed for the right to purchase 1,200,000 shares of common stock at an average exercise price of $12.50 per share. Due to the Reverse Stock Split on October 16, 2018, each warrant may only purchase one-tenth of one share of common stock at $12.50. These warrants have weighted average price of $12.50 per share and a weighted average remaining life of .44 years and .94 years as of June 30, 2020 and December 31, 2019, respectively. These warrants expire in the year 2020.  The aggregate intrinsic value of the outstanding common stock warrants as of June 30, 2020 and December 31, 2019 was $0 and $0, respectively.

On October 31, 2018, the Company issued warrants as part of its secondary offering that allowed for the right to purchase 2,500,000 shares of common stock at an exercise price of $2.40 per share. These warrants expire in the year 2023.  During the six months ended June 30, 2020, warrants for 1,277,700 shares were exercised for $2,946,480.

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

Non-cash Financing and Investing Activities

During the six months ended June 30, 2020 and 2019, the Company acquired unencumbered title to certain properties as a result of foreclosure proceedings.  Properties were recorded at fair value less cost to dispose of approximately $0 and $0, respectively.  The fair value of these properties was first applied to recover the Company’s initial investment with any remaining proceeds applied to interest, late fees, and other amounts owed by the property owner.

During the six months ended June 30, 2020, the Company disposed of IIU which included assets and liabilities listed in Note 10.

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

Note 2. Goodwill and Acquisition

On November 2, 2018, the Company invested cash by purchasing stock under a Securities Purchase Agreement (the “IIU SPA”) from IIU, a synergistic Virginia based travel insurance brokerage company controlled by Craven House N.A. (whose ownership excluding unexercised warrants is approximately 20% of the Company’s outstanding stock as of the date of acquisition), pursuant to which IIU issued to the Company a Senior Convertible Promissory Note (“IIU Note”) in the original principal amount of $1,500,000 in exchange for a purchase price of $1,500,000.  The maturity date of the Note is 360 dates after the date of issuance (subject to acceleration upon an event of default).  The Note carries a 3.0% interest rate, with accrued but unpaid interest being payable on the Note’s maturity date.

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

On January 16, 2019, the Company entered into a Stock Purchase Agreement with Craven House North America, LLC (“Craven”) to purchase all of the outstanding shares of IIU as a possible synergistic effort to diversify revenue sources that were believed to be accretive to earnings. IIU provided global medical insurance products for international travelers, specializing in policies covering high-risk destinations, emerging markets and foreign travelers coming to the United States. All policies are fully underwritten with no claim risk remaining with IIU.

The Board of Directors of LMFA approved the purchase of IIU. LMFA purchased 100% of the outstanding stock of IIU for $5,089,357.  LMFA paid the Purchase Price at closing as follows:

•	Cancellation by LMFA of all principal and accrued interest of IIU’s Promissory Note dated November 3, 2018 and issued to LMFA for principal indebtedness and accrued interest of $1,507,375.
•

LMFA issued to Craven a $3,581,982 Senior Convertible Promissory Note (“Craven Convertible Note”) for the balance of the Purchase Price.  At the option of Craven, the Convertible Note may be paid in restricted common shares of LMFA or cash.  The Craven Convertible Note shall bear simple interest at 3% per annum.  The Craven Convertible Note shall be due and payable 360 days from the Closing Date. If repaid by LMFA in restricted common stock, the outstanding principal and interest of the Craven Convertible Note shall be paid by LMFA by issuing to Seller a number of restricted common shares equal to the adjusted principal and accrued interest owing on the Craven Convertible Note divided by $2.41. On the date of issuance of the Craven Convertible Note, the closing share price of the Company was $1.42. The note principal was subsequently reduced by $120,200 arising from lower than expected Closing Cash and Net Working Capital. Craven had verbally agreed to extend repayment of this Craven Convertible Note 12 months from April 15, 2019.

•	Net cash received in the business acquisition was $51,327.As such, the $1.5 million note receivable was cancelled as of January 16, 2019.

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

Note 3. Finance Receivables – Original Product

The Company’s original funding product provides financing to community associations only up to the secured or “Super Lien Amount” as discussed in Note 1.  Finance receivables for the original product as of June 30, 2020 and December 31, 2019 based on the year of funding are approximately as follows:

	June 30, 2020	December 31, 2019 (Audited)
Funded during the current year	$14,000	$40,000
1-2 years outstanding	16,000	15,000
2-3 years outstanding	9,000	20,000
3-4 years outstanding	18,000	11,000
Greater than 4 years outstanding	267,000	300,000
	324,000	386,000
Reserve for credit losses	(112,000)	(112,000)
	$212,000	$274,000
Number of active units with delinquent assessments	511	598
Amount of outstanding interest and late fees on active units	$8,727,000	$9,167,000

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

As of June 30, 2020, maximum future contingent payments under these arrangements was approximately $45,000.

Delinquent assessments and accrued charges under these arrangements as of June 30, 2020 and December 31, 2019, are as follows:

	June 30, 2020	December 31, 2019 (Audited)
Finance receivables, net	$97,000	$129,000
Delinquent assessments	209,000	374,000
Accrued interest and late fees	91,000	235,000
Number of active units with delinquent assessments	24	31

Allowance for credit losses are recorded for losses that are considered “probable” and can be “reasonably estimated” in accordance with ASC 450-20.  Recoverability of the Company’s Original Product is generally assured because of the protection of the Super Lien under Florida statute and as such no allowance is recorded.

Credit losses on the NNG product were estimated by the Company based on analyzing the investment in each unit and comparing that balance to the average payout for completed units for the past 12 months. The allowance for losses based on these analyses, had a remaining balance of $7,000 and $20,000 as of June 30, 2020 and December 31, 2019, respectively.

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

Amounts expensed by the Company to BLG for the three and six months ended June 30, 2020 and 2019, respectively were approximately $250,000 and $509,000 for 2020 and $291,000 and $536,000 for 2019, respectively.  As of June 30, 2020 and December 31, 2019, receivables from property owners for charges ultimately payable to BLG approximate $1,375,000 and $1,883,000, respectively.

Under the related party agreement with BLG in effect during 2020 and 2019, the Company pays all costs (lien filing fees, process and serve costs) incurred in connection with the collection of amounts due from property owners.  Any recovery of these collection costs is accounted for as a reduction in expense incurred.  The Company incurred expenses related to these types of costs for the three and six months ended June 30, 2020 and 2019 were $31,000 and $67,000 for 2020 and $62,000 and $109,000 for 2019, respectively. Recoveries during the three and six months ended June 30, 2020 and 2019, related to those costs were approximately $51,000 and $96,000 for 2020 and $52,000 and $122,000 for 2019, respectively.

The Company also shares office space and related common expenses with BLG.  All shared expenses, including rent, are charged to the legal firm based on an estimate of actual usage.  Any expenses of BLG paid by the Company that have not been reimbursed or settled against other amounts are reflected as due from related parties in the accompanying consolidated balance sheet. BLG was charged approximately $30,000 for the office sub-lease.

Amounts (payable) receivable from BLG as of June 30, 2020 and December 31, 2019 were approximately ($171,500) and $152,800, respectively. In the first six months of June 30, 2020, the Company subsequently recouped $200,000 of previously write-off amounts to BLG.

On December 20, 2019, the Company loaned $1.5 million to Craven in the form of a secured promissory note (the “Craven Secured

Promissory Note”) which had an initial maturity date of April 15, 2020 and carried an interest rate of 0.5% that was to be paid monthly.

The Company subsequently extended the due date of the Craven Secured Promissory Note and the monthly interest payments to August 1, 2021. The Craven Secured Promissory Note is secured by, among other things, stock pledge of Craven’s 640,000 common stock of the Company and the assignment of the assets of Craven in favor of the Company.  This loan and the accrued interest was repaid on June 29, 2020.

Note 6. Debt and Other Financing Arrangements

	June 30, 2020	December 31, 2019 (Audited)
Financing agreement with FlatIron capital that is unsecured. Down payment of $19,170 was required upfront and equal installment payments of $11,590 to be made over a 11 month period. The note matures June 1, 2020. Annualized interest is 6.8%	$-	$69,540

Promissory note issued by a financial institution, bearing interest at 1.0%, interest and no principal payments. The note matures April 30, 2022. Annualized interest is 1.0%. This is a U.S. Small Business Administration’s Paycheck Protection Program (the “PPP Loan”)	$185,785	$-

Senior secured convertible note to Craven House Capital North America LLC (Related Party), bearing interest at 3.0%. Note was issued on January 16, 2019 and either matured on January 14, 2020 or became convertible into 1,436,424 shares of the Company's common shares. The value of the beneficial conversion feature as of January 16, 2019 was zero*.	-	3,461,782

Promissory note issued by a financial institution, bearing interest at 9.09%, interest and principal payments due monthly of $323. Note is secured by an automobile and was issued on July 26, 2019 with original borrowings of $12,892. The note matures on August 26, 2023.	-	11,802

Promissory note issued by a financial institution, bearing interest at 5.85%, interest and principal payments due monthly of $10,932. Note was issued on May 31, 2018 with original borrowings of $608,000 and subsequent borrowings of $141,000 and repayments of $51,000. The note matures on May 30, 2025 and can be prepaid at any time without penalty. This note is secured by the Company’s inventory, chattel paper, accounts, equipment and general intangible intangibles and deposit accounts.	-	606,454

	$185,785	$4,149,578

As of June 30, 2020, minimum annual principal payments are as follows:

Years Ending
December 31,
2020	-
2021	-
2022	185,785
2023	-
2024	-
After 2024	-
$185,785

On April 30, 2020, the company obtained a $185,785 Paycheck Protection Program loan. These business loans were established by the 2020 US Federal government Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) to help certain businesses, self-employed workers, sole proprietors, certain nonprofit organizations, and tribal businesses continue paying their workers.

The Paycheck Protection Program allows entities to apply for low interest private loans to pay for their payroll and certain other costs. The loan proceeds will be used to cover payroll costs, rent, interest, and utilities. The loan may be partially or fully forgiven if the Company keeps its employee counts and employee wages stable. The program was implemented by the U.S. Small Business Administration. The interest rate is 1.0% and has a maturity date of 2 years. We anticipate applying for loan and interest forgiveness in the third quarter of 2020.

Note 7. Going Concern

 The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business within one year after the date the consolidated financial statements are issued.

In accordance with Financial Accounting Standards Board, or the FASB, Accounting Standards Update No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40), our management evaluates whether there are conditions or events, considered in aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued.

The Company has experienced significant operating losses over the past 4 years (2016 through June 30, 2020) with cumulative losses of approximately $15,046,000 and negative cashflows from operations. These losses resulted in the usage of all cash proceeds from the Company’s initial public offering in 2015. For the year ended December 31, 2019, the Company disclosed the substantial doubt about the Company’s ability to continue as a going concern

The Company received a total of approximately $5.7 million during the three months ended June 30, 2020 due to a number of factors including:

•	Holders of our warrants exercised such warrants for 1.2 million shares in June 2020 which resulted in the Company receiving approximately $2.9 million.
•	The Company was repaid approximately $1.5 million on a related party receivable.
•	The Company received $1.25 million for the issuance of 520,838 common shares.

As such, we have $6.2 million of cash which will be enough to satisfy our estimated liquidity needs for the 12 months from the issuance of these financial statements. These factors mitigated the substantial doubt about the Company’s ability to continue as a going concern as defined by ASU 2014-15.

Note 8. Commitments and Contingencies

Leases

The Company leases certain office space, construction and office equipment, vehicles and temporary housing generally under non-cancelable operating leases. Leases with an initial term of one year or less are not recorded on the balance sheet, and the Company generally recognizes lease expense for these leases on a straight-line basis over the lease term. As of June 30, 2020, the Company’s operating leases have remaining lease terms ranging from less than one year to 3 years, some of which include options to renew the leases. The exercise of lease renewal options is generally at the Company’s sole discretion. The Company’s leases do not contain any material residual value guarantees or material restrictive covenants.

The Company determines if an arrangement is a lease at inception. Operating lease ROU assets and current and long-term operating lease liabilities are separately stated on the Consolidated Balance Sheet as of June 30, 2020. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The present value of future lease payments are discounted using either the implicit rate in the lease, if known, or the Company’s incremental borrowing rate for the specific lease as of the lease commencement date. The rate was determined as a fair value of the lease over a 37 month period using a 6.5% interest rate for the present value calculation. The ROU asset is also adjusted for any prepayments made or incentives received. The lease terms include options to extend or terminate the lease only to the extent it is reasonably certain any of those options will be exercised. Lease expense is recognized on a straight-line basis over the lease term. The Company accounts for lease components (e.g., fixed payments) separate from the non-lease components (e.g., common-area maintenance costs). The Company does not have any material financing leases.

The Company leased its office under an operating lease beginning March 1, 2014 and ending July 31, 2019. The Company’s new office lease began July 15, 2019 and ends July 31, 2022. It also had a month to month lease for its IIU operations in 2019. A related party has a sub-lease for approximately $4,900 per month plus operating expenses.

The Company shares this space and the related costs associated with this operating lease with a related party (see Note 5) that also performs legal services associated with the collection of delinquent assessments.  Net rent expense recognized for the three and six months ended June 30, 2020 and 2019 were approximately $20,000 and $50,000 for 2020 and $38,000 and $97,000 for 2019, respectively.

The following table presents components of lease expense excluding discontinued operations for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease expense	$20,377	$50,109	38,457	97,301
	$20,377	$50,109	38,457	97,301

The following table presents supplemental balance sheet information related to operating leases as of June 30, 2020 and December 31, 2019:

	Balance Sheet Line Item	As of June 30, 2020	As of December 31, 2019
Assets
ROU assets	Right of use asset, net	$209,031	$260,260
Total lease assets		$209,031	$260,260

Liabilities
Current lease liabilities	Lease liability	$98,846	$94,235
Long-term lease liabilities	Lease liability	121,295	171,648
Total lease liabilities		$220,141	$265,883

Weighted-average remaining lease term (in years)		2.13	2.60
Weighted-average discount rate		6.55%	6.55%

The following table presents supplemental cash flow information and non-cash activity related to operating leases for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Operating cash flow information
Cash paid for amounts included in the measurement of lease liabilities	$(45,742)	$(4,426)
Supplemental Disclosure of non-cashflow information
ROU assets and operating lease obligation recognized	$-	$26,685

The following table presents maturities of operating lease liabilities on an undiscounted basis as of June 30, 2020:

Operating Leases
2020 (excluding the six months ended June 30, 2020)	$48,493
2021	103,646
2022	68,002
$220,141

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

The following is a summary of the stock option plan activity during the six months ended June 30, 2020 and 2019:

	2020		2019
	Number of	Weighted Average	Number of	Weighted Average
	Options	Exercise Price	Options	Exercise Price
Options Outstanding at Beginning of the year	19,300	$60.51	19,300	$60.51

Granted	-	-	-	-
Exercised	-	-	-	-
Adjustment	-	-	-	-
Forfeited	-	-	-	-

Options Outstanding at June 30,	19,300	$60.51	19,300	$60.51

Options Exercisable at June 30,	11,800	$84.49	7,634	$113.81

Compensation expense recognized from the vesting of stock options was approximately $6,800 and $7,800 for the three months ended June 30, 2020 and 2019. The remaining unrecognized compensation cost associated with unvested stock options as of June 30, 2020 is approximately $11,400.

The aggregate intrinsic value of the outstanding common stock options as of June 30, 2020 and December 31, 2019 was $0 and $0 respectively.

Warrants

The following is a summary of the warrant activity during the six months ended June 30, 2020 and 2019:

	2020		2019
	Number of	Weighted Average	Number of	Weighted Average
	Warrants	Exercise Price	Warrants	Exercise Price
Warrants Outstanding at Beginning of the year	3,959,287	$5.36	3,843,587	$5.44

Granted	-	-	125,000	2.64
Exercised	1,227,700	2.40	9,300	2.40
Forfeited	-	-	-	-

Warrants Outstanding at June 30,	2,731,587	$6.83	3,959,287	$5.36

During June 2020, the Company received approximately $2,946,480 upon the exercise by warrant holders of warrants for 1,227,700 shares.

Common Share Issuance

On March 23, 2020, the Company entered into a Share Exchange Agreement, dated March 23, 2020 (the “Share Exchange Agreement”), with Hanfor (Cayman) Limited, a Cayman Islands exempted company (“Hanfor”), and BZ Industrial Limited, a British Virgin Islands business company and the sole stockholder of Hanfor (“Hanfor Owner”).  In connection with the execution of the Share Exchange Agreement, the Company and Hanfor Owner entered into a Stock Purchase Agreement, dated March 23, 2020, pursuant to which Hanfor Owner purchased from Company an aggregate of 520,833 shares of the Company’s common stock at a price of $2.40 per share. Hanfor Owner paid $250,000 cash on March 23, 2020 and the Company received the remaining $1.0 million in April 2020 2020 at which time the Company issued the 520,838 shares.

On March 23, 2020, the Company issued 186,000 shares to Maxim Holdings LLC for services and recognized $125,450 as stock compensation expense for the six months ended June 30, 2020.

Note 10. Discontinued Operations

On January 8, 2020, the Company entered into a Stock Purchase Agreement (“SPA”) with Craven pursuant to which the Company sold to Craven all of the issued and outstanding shares of IIU for $3,562,569.  The purchase price was paid by Craven through the cancellation of the $3,461,782 Craven Convertible Note plus forgiveness of $100,787 of accrued interest. The Company originally paid $4,969,586 of goodwill. As a result, goodwill was impaired by $1.65 million. The sale of IIU resulted in a gain of $16,428.

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

The operating results for IIU, Inc. have been presented in the accompanying consolidated financial statements of operations for the three and six months ended June 30, 2020 and 2019 as discontinued operations are summarized below:

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Revenue	$ -	$ 181,391	$ -	$ 280,159
Total operating costs and expenses	-	100,511	-	327,377
Gain (Loss) from discontinued operations	-	80,880	-	(47,218)
Other expense, net	-	9,956	-	16,711
Gain on disposal of discontinued operations	-	-	16,428	-
Net gain (loss) from discontinued operations	$ -	$ 70,924	$ 16,428	$ (63,929)

Net cash provided by operating activities	$ -	$ 169,009	$ -	113,829
Net cash (used in) provided by investing activities	-	-	(246,914)	51,327
Net cash used in financing activities	-	(18,452)		(37,886)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties, and assumptions about us that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Important factors which could materially affect our results and our future performance include, without limitation:

•	our ability to purchase defaulted consumer receivables at appropriate prices,
•	competition to acquire such receivables,
•	our dependence upon third party law firms to service our accounts,
•	our ability to obtain funds to purchase receivables,
•	our ability to manage growth or declines in the business,
•	changes in government regulations that affect our ability to collect sufficient amounts on our defaulted consumer receivables,
•	the impact of class action suits and other litigation on our business or operations,
•	our ability to keep our software systems updated to operate our business,
•	our ability to employ and retain qualified employees,
•	our ability to establish and maintain internal accounting controls,
•	changes in the credit or capital markets,
•	changes in interest rates,
•	deterioration in economic conditions,
•	negative press regarding the debt collection industry which may have a negative impact on a debtor’s willingness to pay the debt we acquire,
•	the spread of the novel coronavirus (COVID-19), its impact on the economy generally and, more specifically, the specialty finance or specialty health insurance industries,
•	negative press regarding the debt collection industry which may have a negative impact on a debtor’s willingness to pay the debt we acquire, and
•	other factors set forth under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and Item 1A of this Quarterly Report on Form 10-Q.

Except as required by law, we assume no duty to update or revise any forward-looking statements.

Overview

We are a specialty finance company that provides funding to nonprofit community associations primarily located in the state of Florida. We offer incorporated nonprofit community associations, which we refer to as “Associations,” a variety of financial products customized to each Association’s financial needs. Our original product offering consists of providing funding to Associations by purchasing their rights under delinquent accounts that are selected by the Associations arising from unpaid Association assessments. Historically, we provided funding against such delinquent accounts, which we refer to as “Accounts,” in exchange for a portion of the proceeds collected by the Associations from the account debtors on the Accounts. In addition to our original product offering, we have started purchasing Accounts on varying terms tailored to suit each Association’s financial needs, including under our New Neighbor Guaranty™ program.

Specialty Finance Company

We purchase an Association’s right to receive a portion of the Association’s collected proceeds from owners that are not paying their assessments. After taking assignment of an Association’s right to receive a portion of the Association’s proceeds from the collection of delinquent assessments, we engage law firms to perform collection work on a deferred billing basis wherein the law firms receive payment upon collection from the account debtors or a predetermined contracted amount if payment from account debtors is less than legal fees and costs owed. Under this business model, we typically fund an amount equal to or less than the statutory minimum an Association could recover on a delinquent account for each Account, which we refer to as the “Super Lien Amount”. Upon collection of an Account, the law firm working on the Account, on behalf of the Association, generally distributes to us the funded amount, interest, and administrative late fees, with the law firm retaining legal fees and costs collected, and the Association retaining the balance of the collection. In connection with this line of business, we have developed proprietary software for servicing Accounts, which we believe enables law firms to service Accounts efficiently and profitably.

Under our New Neighbor Guaranty program, an Association will generally assign substantially all of its outstanding indebtedness and accruals on its delinquent units to us in exchange for payment by us of monthly dues on each delinquent unit. This simultaneously eliminates a substantial portion of the Association’s balance sheet bad debts and assists the Association to meet its budget by receiving guaranteed monthly payments on its delinquent units and relieving the Association from paying legal fees and costs to collect its bad debts. We believe that the combined features of the program enhance the value of the underlying real estate in an Association and the value of an Association’s delinquent receivables. We intend to leverage our proprietary software platform, as well as our industry experience and knowledge gained from our original line of business, to expand the New Neighbor Guaranty program in certain situations and to potentially develop other new products in the future.

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

New Neighbor Guaranty

In 2012, we developed a new product, the New Neighbor Guaranty, wherein an Association assigns substantially all of its outstanding indebtedness and accruals on its delinquent units to us in exchange for payments in an amount equal to the regular ongoing monthly or quarterly assessments for delinquent units when those amounts would be due to the Association. We assume both the payment and collection obligations for these assigned Accounts under this product. This simultaneously eliminates an Association’s balance sheet bad debts and assists the Association to meet its budget by receiving guaranteed assessment payments on its delinquent units and relieving the Association from paying legal fees and costs to collect its bad debts. We believe that the combined features of the product enhance the value of the underlying real estate in an Association and the value of an Association’s delinquent receivables.

Before we implement the New Neighbor Guaranty program for an Association typically asks us to conduct a review of its accounts receivable. After we have conducted the review, we inform the Association which Accounts we are willing to purchase and the terms of such purchase. Once we implement the New Neighbor Guaranty program, we begin making scheduled payments to the Association on the Accounts as if the Association had non-delinquent residents occupying the units underlying the Accounts. Our New Neighbor Guaranty contracts typically allow us to retain all collection proceeds on each Account other than special assessments and accelerated assessment balances. Thus, the Association foregoes the potential benefit of a larger future collection in exchange for the certainty of a steady stream of immediate payments on the Account.

Recent Developments

IIU Acquisition and Disposal

On November 2, 2018, the Company invested cash by purchasing a Senior Convertible Promissory Note in the original principal amount of $1,500,000 (the “IIU Note”) from IIU, a synergistic Virginia based travel insurance brokerage company controlled by Craven House North America, LLC (“Craven”) N.A., (whose ownership excluding unexercised warrants was approximately 20% of the Company’s outstanding stock at the time of the acquisition).  The maturity date of the IIU Note was 360 dates after the date of issuance (subject to acceleration upon an event of default).  The IIU Note carried a 3.0% interest rate, with accrued but unpaid interest being payable on the IIU Note’s maturity date.

On January 16, 2019, the Company entered into a Stock Purchase Agreement with Craven (the “IIU SPA”) to purchase all of the outstanding capital stock of IIU as a possible synergistic effort to diversify revenue sources that were believed to be accretive to earnings.  IIU provided global medical insurance products for international travelers, specializing in policies covering high-risk destinations, emerging markets and foreign travelers coming to the United States. All policies were fully underwritten with no claim risk remaining with IIU.

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
•

The Company issued to Craven a $3,581,982 Senior Convertible Promissory Note (the “Craven Convertible Note”) for the balance of the purchase price.  At the option of Craven, the Craven Convertible Note could be paid in restricted shares of our common stock or cash.  The Craven Convertible Note bore simple interest at 3% per annum.  The Craven Convertible Note was due and payable 360 days from the closing date of the IIU SPA. If repaid by the Company in restricted common stock, the outstanding principal and interest of the Craven Convertible Note would be paid by the Company by issuing to Craven a number of restricted common shares equal to the adjusted principal and accrued interest owing to Craven under the Craven Convertible Note divided by $2.41. On the date of issuance of the Craven Convertible Note, the closing share price of the Company was $1.42.

•	Pursuant to the terms of the IIU SPA, the purchase price was subsequently reduced by $120,200, to $4,969,200.

On December 20, 2019, the Company loaned $1.5 million to Craven (“Craven Secured Promissory Note”) which had an initial maturity date of April 15, 2020 and carried an interest rate of 0.5% that was to be paid monthly. The Company subsequently extended the due date of the Craven Secured Promissory Note to August 1, 2021.   The Craven Secured Promissory Note was secured by, among other things, a pledge of Craven’s 640,000 shares of common stock of the Company and the assignment of the assets of Craven in favor of the Company. On June 29, 2020, the Company received from Craven $1,503,719 as payment in full of all principal and accrued interest due from the Craven Secured Promissory Note.

On January 8, 2020, the Company entered into a Stock Purchase Agreement (“SPA”) with Craven pursuant to which the Company sold back to Craven all of the issued and outstanding shares of IIU for $3,562,569.  The purchase price was paid by Craven through the cancellation of the $3,461,782Craven Convertible Note plus forgiveness of $100,787 of accrued interest. The Company originally paid $4,969,200 for the purchase of IIU in January 2019, which included a negative $720,386 net fair value of assets and $5,689,586 of goodwill. As a result, goodwill was impaired by $1.65 million. The sale of IIU resulted in a gain of $16,428.

As such, IIU is considered a discontinued operation. We did not report any activity from operations from IIU for the six months ended June 30, 2020.

Specialty Health Insurance

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

Entry into and Termination of Hanfor Share Exchange Agreement

On March 23, 2020, the Company entered into a Share Exchange Agreement, dated March 23, 2020 (the “Share Exchange Agreement”), with Hanfor (Cayman) Limited, a Cayman Islands exempted company (“Hanfor”), and BZ Industrial Limited, a British Virgin Islands business company and the sole stockholder of Hanfor (“Hanfor Owner”).  The Share Exchange Agreement contemplated a business combination transaction in which Hanfor Owner would transfer and assign to the Company all of the share capital of Hanfor in exchange for a number of shares of the Company’s common stock that would result in Hanfor Owner owning 86.5% of the outstanding common stock of the Company.

Under the agreement, Hanfor Owner was required to deliver to the Company audited financial statements for Hanfor for the 2019 and 2018 fiscal years, and such audited financial statements were required to be delivered by May 31, 2020 (subject to extension to June 30, 2020 under specified circumstances).  In connection with the execution of the Share Exchange Agreement, the Company and Hanfor Owner entered into a Stock Purchase Agreement, dated March 23, 2020, pursuant to which Hanfor Owner purchased from the Company an aggregate of 520,838 shares of the Company’s common stock at a price of $2.40 per share. Hanfor Owner paid $250,000 cash on March 23, 2020 and the Company received an additional $1,000,000 in April 2020 at which time the Company issued the 520,838 shares.

On July 14, 2020, the Company notified Hanfor and Hanfor Owner that the Company had elected to terminate the Share Exchange Agreement due to Hanfor’s inability to provide audited financial statements by June 30, 2020.  Although the Company believes that it properly terminated the Share Exchange Agreement, on July 21, 2020, counsel to Hanfor Owner informed the Company that Hanfor Owner believes that the Company’s termination of the Share Exchange Agreement was not effected in accordance with the terms of the Share Exchange Agreement.  The Company and Hanfor Owner are engaged in discussions to resolve this disagreement, but there is no assurance that this disagreement will be promptly resolved or resolved on terms favorable to the Company, and there is no assurance that Hanfor Owner will not seek to take legal action.

Nasdaq Listing

On March 27, 2020, the Company received a notification letter from the Nasdaq Listing Qualifications department of The Nasdaq Stock Market LLC (“Nasdaq”) stating that the Company has not regained compliance with Nasdaq Continued Listing Rule 5550(a)(2), which requires the Company’s listed securities to maintain a minimum bid price of $1.00 per share (the "Minimum Bid Price Rule"). The notification stated that the Company’s securities would be delisted from the Nasdaq Capital Market on April 7, 2020 unless the Company timely requested a hearing before a Nasdaq Hearing Panel.  The Company has timely requested a hearing.  However, on April 16, 2020, Nasdaq suspended any enforcement actions relating to bid price issues through June 30, 2020. On July 1, 2020, the Company received a letter from Nasdaq stating that the Company had regained compliance with the Minimum Bid Price Rule because the closing price for the Company’s common stock was $1.00 per share or greater for ten (10) consecutive business days.

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

Reverse Stock Split Approval

On May 11, 2020, our shareholders voted in favor of the approval of an amendment to our Certificate of Incorporation, in the event it is deemed advisable by our Board of Directors, to effect an additional reverse stock split of the Company’s issued and outstanding common stock at a ratio within the range of one-for-two (1:2) and one-for-ten (1:10), as determined by the Board of Directors.  However, a reverse stock split has not yet been effected pursuant to such approval.

COVID-19 Update

Although COVID-19 is currently not material to our results of operations, there is uncertainty relating to the potential future impact on our business.  While our employees currently have the ability and are encouraged to work remotely, such measures have and may continue to have an impact on employee attendance or productivity, which, along with the possibility of employees’ illness, may adversely affect our operations. In addition to encouraging employees to work remotely, the Company has increased sanitation of its offices, provided hand gel and masks to its employees and has closed the offices during identified periods of high contagion.

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

On April 30, 2020, the company obtained a $185,785 Paycheck Protection Program loan (“PPP Loan”). These business loans were established by the 2020 US Federal government Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) to help certain businesses, self-employed workers, sole proprietors, certain nonprofit organizations, and tribal businesses continue paying their workers.

The Paycheck Protection Program allows entities to apply for low interest private loans to pay for their payroll and certain other costs. The loan proceeds will be used to cover payroll costs, rent, interest, and utilities. The loan may be partially or fully forgiven if the Company keeps its employee counts and employee wages stable. The program was implemented by the U.S. Small Business Administration. The interest rate is 1.0% and has a maturity date of 2 years. We anticipate applying for loan and interest forgiveness in the third quarter of 2020.

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

Results of Operations – Three Months

The Three Months Ended June 30, 2020 compared with the Three Months Ended June 30, 2019

Revenues

During the Three Months ended June 30, 2020, total revenues decreased by $316 thousand, or 48.0%, to $343 thousand from $659 thousand in the Three Months ended June 30, 2019.

Interest on delinquent association fees for the Three Months ended June 30, 2020 decreased $294 thousand or 63.3% as the number of payoffs decreased to 86 payoff occurrences as compared to 119 payoff occurrences for the three months ended June 30, 2019.   We believe these payoffs were impacted in part by the negative impact COVID-19 has had on the general economy. “Payoffs” consist of recovery of the entire legally collectible portion, or a settlement thereof, of our principal investment, accrued interest, and late fees owed to us from the proceeds of the Accounts collected by the Associations in accordance with our contracts with Associations. The decrease in payoff occurrences was also due to a decrease in revenue per unit. The average revenue per unit per the Statement of Operations, excluding rental revenue and net commission revenue decreased to $3,573 for the Three Months ended June 30, 2020 compared with $4,927 for the Three Months ended June 30, 2019.

We saw a decrease in rental revenue in the Three Months ended June 30, 2020 of $39 thousand to $33 thousand from $72 thousand for the Three Months ended June 30, 2019. This was due to a reduced number of rental units in 2020 as compared to 2019.

Operating Expenses

During the Three Months ended June 30, 2020, operating expenses decreased $353 thousand, or 31.3%, to $775 thousand from $1,127 thousand for the Three Months ended June 30, 2019. The decrease in operating expenses can be attributed to various factors, including in part a reduction in real estate management expenses of $86 thousand, decreased staffing costs of $30 thousand, professional fees of $45 thousand and a $100 thousand recovery of bad debt allowance for a related party.

Professional fees, excluding fees from the BLG service agreement, for the Three Months ended June 30, 2020 were approximately $229,000 compared with approximately $257,000 for the Three Months ended June 30, 2019.  In the ordinary course of our business, we are involved in numerous legal proceedings and expenses associated with acquisitions and corporate initiatives. We regularly initiate collection lawsuits, using our network of third party law firms, against debtors. In addition, debtors occasionally initiate litigation against us. The settlement costs of these lawsuits decreased by approximately $38,000 to nil compared with a charge of approximately $38,000 for the Three Months ended June 30, 2019.

Legal fees for BLG for the Three Months ended June 30, 2020 were $250 thousand compared to $291 thousand for the Three Months ended June 30, 2019. See Note 5. Due From Related Party for further discussion regarding the service agreements with BLG.

Interest Expense

During the Three Months ended June 30, 2020, the Company incurred $6 thousand of interest expense as compared to $53 thousand of interest expense for the Three Months ended June 30, 2019.

Net Loss from Continuing Operations

During the Three Months ended June 30, 2020, the net income from continuing operations was $438 thousand as compared to a net loss of $521 thousand for the Three Months ended June 30, 2019.

Income from Discontinued Operations

During the Three Months ended June 30, 2020, the income from discontinued operations was $0 as compared to net income of $71 thousand for the Three Months ended June 30, 2019.

Net Loss

During the Three Months ended June 30, 2020, the net loss was $438 thousand as compared to net loss of $451 thousand for the Three Months ended June 30, 2019.  The change in the loss was primarily due to reduced revenue offset in part by a recovery of costs from related party receivables and a reduction in other operating expenses.

Results of Operations – Six Months

The Six Months Ended June 30, 2020 compared with the Six Months Ended June 30, 2019

Revenues

During the Six Months ended June 30, 2020, total revenues decreased by $639 thousand, or 48.3%, to $684 thousand from $1,323 thousand in the Six Months ended June 30, 2019.

Interest on delinquent association fees for the Six Months ended June 30, 2020 decreased $488 thousand or 55.6% as the number of payoffs decreased to 164 payoff occurrences as compared to 254 payoff occurrences for the Six months ended June 30, 2019.  We believe these payoffs were impacted in part by the negative impact COVID-19 has had on the general economy. “Payoffs” consist of recovery of the entire legally collectible portion, or a settlement thereof, of our principal investment, accrued interest, and late fees owed to us from the proceeds of the Accounts collected by the Associations in accordance with our contracts with Associations. The decrease in payoff occurrences was also due to a decrease in revenue per unit. The average revenue per unit per the Statement of Operations, excluding rental revenue and net commission revenue decreased to $3,673 for the Six Months ended June 30, 2020 compared with $4,341 for the Six Months ended June 30, 2019.

We saw a decrease in rental revenue in the Six Months ended June 30, 2020 of $139 thousand to $81 thousand from $220 thousand for the Six Months ended June 30, 2019. This was due to a reduced number of rental units in 2020 as compared to 2019.

Operating Expenses

During the Six Months ended June 30, 2020, operating expenses decreased $436 thousand, or 20.6%, to $1,677 thousand from $2,112 thousand for the Six Months ended June 30, 2019. The decrease in operating expenses can be attributed to various factors, including in part a reduction in real estate management expenses of $198 thousand and a $200 thousand recovery of bad debt allowance for a related party offset in part by increased staffing costs of $23 thousand and professional fees of $33 thousand.

Professional fees, excluding fees from the BLG service agreement, for the Six Months ended June 30, 2020 were approximately $477,000 compared with approximately $614,000 for the Six Months ended June 30, 2019.  In the ordinary course of our business, we are involved in numerous legal proceedings and expenses associated with acquisitions and corporate initiatives. We regularly initiate collection lawsuits, using our network of third party law firms, against debtors. In addition, debtors occasionally initiate litigation against us. The settlement costs of these lawsuits decreased by approximately $28,000 to approximately $12,000 compared with approximately $40,000 for the Six Months ended June 30, 2019. We also issued approximately $125,000 of our stock for investment banking services.

Legal fees for BLG for the Six Months ended June 30, 2020 were $510 thousand compared to $537 thousand for the Six Months ended June 30, 2019. See Note 5. Due From Related Party for further discussion regarding the service agreements with BLG.

Interest Expense

During the Six Months ended June 30, 2020, the Company incurred $13 thousand of interest expense, net as compared to $54 thousand of interest expense for the Six Months ended June 30, 2019.

Net Loss from Continuing Operations

During the Six Months ended June 30, 2020, the net loss from continuing operations was $1,005 thousand as compared to a net loss of $844 thousand for the Six Months ended June 30, 2019.

Gain on Disposal of Discontinued Operations

During the Six Months ended June 30, 2020, the Company disposed of IIU which generated a net gain of $16 thousand.

Loss from Discontinued Operations

During the Six Months ended June 30, 2020, the loss from discontinued operations was $0 as compared to net loss of $64 thousand for the Six Months ended June 30, 2019.

Net Loss

During the Six Months ended June 30, 2020, the net loss was $989 thousand as compared to net loss of $908 thousand for the Six Months ended June 30, 2019.  The change in the loss was primarily due to reduced revenue offset in part by a recovery of costs from related party receivables.

Liquidity and Capital Resources

General

As of June 30, 2020, we had cash and cash equivalents of $6,239 thousand compared with $1,070 thousand which includes $247 thousand held by our discontinued operations at December 31, 2019.

Cash from Operations

Net cash used in operations was $489 thousand during the Six Months ended June 30, 2020 compared with $659 thousand during the Six Months ended June 30, 2019. This change in cash used by operating activities was primarily driven by the recovery of related party receivables, $132 thousand of stock compensation and the disposal of IIU.

Cash from Investing Activities

For the Six Months ended June 30, 2020 net cash generated by investing activities was $1,345 thousand as compared to net cash provided by investing activities of $291 thousand for the Six Months ended June 30, 2019.  The increase was due to the receipt of a $1.5 million note receivable from related party offset in part by a decrease from the disposal of IIU and the reduced sale of real estate. Net collections from our finance receivables for the Six Months ended June 30, 2020 was $94 thousand compared to $175 thousand for the Six Months ended June 30, 2019.

Cash from Financing Activities

Net cash provided by financing activities was $4,313 thousand for the Six Months ended June 30, 2020 compared with net cash used in financing activities of $58 thousand during the Six Months ended June 30, 2019. At June 30, 2020, the principal indebtedness of the Company was $186 thousand (excluding lease liability of $220 thousand) compared with $4.1 million at December 31, 2019 and $4.3 million at June 30, 2019. For the Six Months ended June 30, 2020 the Company repaid $70 thousand of principal repayments compared to $81 thousand principal repayments for the Six Months ended June 30, 2019. During the Six Months ended June 30, 2019 the Company received $22 thousand from the exercise of warrants. During the Six Months ended June 30, 2020 the Company received $1,250 thousand from a stock subscription agreement and $2,946 thousand from the exercise of warrants.

Shareholders’ Equity

On March 23, 2020, the Company entered into a Share Exchange Agreement, dated March 23, 2020 (the “Share Exchange Agreement”), with Hanfor (Cayman) Limited, a Cayman Islands exempted company (“Hanfor”), and BZ Industrial Limited, a British Virgin Islands business company and the sole stockholder of Hanfor (“Hanfor Owner”).  In connection with the execution of the Share Exchange Agreement, the Company and Hanfor Owner entered into a Stock Purchase Agreement, dated March 23, 2020, pursuant to which Hanfor Owner purchased from Company an aggregate of 520,838 shares of the Company’s common stock at a price of $2.40 per share. Hanfor Owner paid $250,000 cash on March 23, 2020 and the Company received the remaining $1.0 million in April 2020  at which time the Company issued the 520,838 shares.

Holders of our warrants exercised such warrants for 1,227,700 shares for total consideration of $2,946,480.

Debt of the Company consisted of the following at June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019 (Audited)
Financing agreement with FlatIron capital that is unsecured. Down payment of $19,170 was required upfront and equal installment payments of $11,590 to be made over a 11 month period. The note matures June 1, 2020. Annualized interest is 6.8%	$-	$69,540

Promissory note issued by a financial institution, bearing interest at 1.0%, interest and no principal payments. The note matures April 30, 2022. Annualized interest is 1.0%. This is a U.S. Small Business Administration’s Paycheck Protection Program (the “PPP Loan”)	$185,785	$-

Senior secured convertible note to Craven House Capital North America LLC (Related Party), bearing interest at 3.0%. Note was issued on January 16, 2019 and either matured on January 14, 2020 or became convertible into 1,436,424 shares of the Company's common shares. The value of the beneficial conversion feature as of January 16, 2019 was zero*.	-	3,461,782

Promissory note issued by a financial institution, bearing interest at 9.09%, interest and principal payments due monthly of $323. Note is secured by an automobile and was issued on July 26, 2019 with original borrowings of $12,892. The note matures on August 26, 2023.	-	11,802

Promissory note issued by a financial institution, bearing interest at 5.85%, interest and principal payments due monthly of $10,932. Note was issued on May 31, 2018 with original borrowings of $608,000 and subsequent borrowings of $141,000 and repayments of $51,000. The note matures on May 30, 2025 and can be prepaid at any time without penalty. This note is secured by the Company’s inventory, chattel paper, accounts, equipment and general intangible intangibles and deposit accounts.	-	606,454

	$185,785	$4,149,578

As of June 30, 2020, minimum required annual principal payments are as follows:

Years Ending
December 31,
2020	-
2021	-
2022	185,785
2023	-
2024	-
After 2024	-
$185,785

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to make disclosures under this item.

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2020. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of June 30, 2020 for the reasons discussed below. In addition, management identified the following material weaknesses in its assessment of the effectiveness of disclosure controls and procedures as of June 30, 2020:

The Company did not effectively segregate certain accounting duties due to the small size of its accounting staff.

A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Notwithstanding the determination that our internal control over financial reporting was not effective, as of June 30, 2020, and that there was a material weakness as identified in this Quarterly Report, we believe that our consolidated financial statements contained in this Quarterly Report fairly present our financial position, results of operations and cash flows for the years covered hereby in all material respects.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not to date experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

There have been no material changes from the risk factors previously disclosed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, except for the addition of the risk factor set forth below:

Our business, results of operations, and financial condition may be impacted by the recent coronavirus (COVID-19) outbreak.

The global spread of COVID-19 has created significant volatility and uncertainty. The COVID-19 pandemic has caused a global economic slowdown that may last for a potentially extended duration, and it is possible that it could cause a global recession.  Deteriorating economic and political conditions caused by COVID-19, such as increased unemployment, decreases in capital spending, declines in customer confidence, or economic slowdowns or recessions, could cause a decrease in demand for our products and services.

While our employees currently have the ability and are encouraged to work remotely, such measures have had, and may continue to have, an impact on employee attendance or productivity, which, along with the possibility of employees’ illness, may adversely affect our operations. Although COVID-19 is currently not material to our results of operations, there is uncertainty relating to the potential future impact on our business. The extent to which COVID-19 impacts our operations, or our ability to obtain financing should we require it, will depend on future developments which are uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions taken by governments and private businesses to contain COVID-19 to treat its impact, among others. If the disruptions posed by COVID-19 continue for an extended period of time, financial markets may not be available to the Company for raising capital in order to fund future growth. Should the Company not be able to obtain financing when required, in the amounts necessary or under terms which are economically feasible, we may be required to reduce planned future growth and/or the scope of our operations. In addition, actions we have taken or may take, or decisions we have made or may make, as a consequence of COVID-19, may result in legal claims or litigation against us.

A potential legal dispute between Hanfor Owner and the Company could have material adverse effect on our business, financial condition, and results of operations.

On March 23, 2020, the Company entered into the Share Exchange Agreement with Hanfor and Hanfor Owner.  The Share Exchange Agreement contemplated a business combination transaction in which Hanfor Owner would transfer and assign to the Company all of the share capital of Hanfor in exchange for a number of shares of the Company’s common stock that would result in Hanfor Owner owning 86.5% of the outstanding common stock of the Company.  Under the agreement, Hanfor Owner was required to deliver to the Company audited financial statements for Hanfor for the 2019 and 2018 fiscal years, and such audited financial statements were required to be delivered by May 31, 2020 (subject to extension to June 30, 2020 under specified circumstances).  On July 14, 2020, the Company notified Hanfor and Hanfor Owner that the Company had terminated the Share Exchange Agreement due to Hanfor’s inability to provide audited financial statements by June 30, 2020.  Although the Company believes that it properly terminated the Share Exchange Agreement, on July 21, 2020, counsel to Hanfor Owner informed the Company that Hanfor Owner believes that the Company’s termination of the Share Exchange Agreement was not effected in accordance with the terms of the Share Exchange Agreement.  The Company and Hanfor Owner are engaged in discussions to resolve this disagreement, but there is no assurance that this disagreement will be promptly resolved or resolved on terms favorable to the Company.  If the Company and Hanfor Owner cannot resolve this disagreement, any resulting formal legal dispute could have a material adverse effect on the Company’s business, financial conditions, and results of operation.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities.

None.

(b) Use of Proceeds.

None.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

LM FUNDING AMERICA, INC.

Date: August 7, 2020	By:	/s/ Bruce M. Rodgers
Bruce M. Rodgers
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: August 7, 2020	By:	/s/ Richard Russell
Richard Russell
Chief Financial Officer
(Principal Accounting Officer)