Form 10-Q
period 2020-09-30
LM FUNDING AMERICA, INC.
filed 2020-11-16
CIK 1640384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

The registrant had 15.4 million shares of Common Stock, par value $0.001 per share, outstanding as of November 16, 2020.

LM FUNDING AMERICA, INC.

TABLE OF CONTENTS

		Page

PART I.	FINANCIAL INFORMATION	3

Item 1.	Financial Statements	3

	LM Funding America, Inc. and Subsidiaries Condensed Consolidated Balance Sheets September 30, 2020 (unaudited) and December 31, 2019	3

	LM Funding America, Inc. and Subsidiaries Condensed Consolidated Statements of Operations Three and Nine Months Ended September 30, 2020 and 2019 (unaudited)	4

	LM Funding America, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows Nine Months Ended September 30, 2020 and 2019 (unaudited)	5

	LM Funding America, Inc. and Subsidiaries Condensed Consolidated Statements of Equity for the Three and Nine Months Ended September 30, 2020 and 2019 (unaudited)	6
	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35

Item 4.	Controls and Procedures	35

PART II.	OTHER INFORMATION	36

Item 1.	Legal Proceedings	36

Item 1A.	Risk Factors	36

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 3.	Defaults Upon Senior Securities	37

Item 4.	Mine Safety Disclosures	37

Item 5.	Other Information	37

Item 6.	Exhibits	38

SIGNATURES		39

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

LM Funding America, Inc. and Subsidiaries Condensed Consolidated Balance Sheets

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Cash	$12,234,506	$822,909
Finance receivables:
Original product - net (Note 3)	169,594	273,711
Special product - New Neighbor Guaranty program, net of allowance for credit losses of (Note 4)	95,944	129,272
Prepaid expenses and other assets	217,084	145,267
Due from related party (Note 5)	-	125,045
Discontinued operations - current assets (Note 10)	-	276,953
Current assets	12,717,128	1,773,157
Fixed assets, net (Note 1)	8,378	8,288
Real estate assets owned (Note 1)	20,281	21,084
Operating lease - right of use assets (Note 8)	185,370	260,260
Other investments - related party (Note 1)	-	1,500,000
Goodwill (Note 2)	-	4,039,586
Other Assets	11,122	11,021
Discontinued operations - long-term assets, net (Note 10)	-	27,245
Long-term assets	225,151	5,867,484
Total assets	$12,942,279	$7,640,641

LIABILITIES AND STOCKHOLDERS' EQUITY
Note payable (Note 6)	-	69,540
Related party convertible note payable	-	3,461,782
Accounts payable and accrued expenses	383,058	210,870
Due to related party (Note 5)	264,412	-
Current portion of lease liability (Note 8)	98,846	94,235
Discontinued operations - current liabilities (Note 10)	-	280,057
Total current liabilities	746,316	4,116,484

Lease liability - long-term (Note 8)	97,368	171,648
Note payable - long-term (Note 6)	339,797	-
Discontinued operations - long-term liabilities (Note 10)	-	517,584
Long-term liabilities	437,165	689,232
Total liabilities	1,183,481	4,805,716
Stockholders’ equity:
Common stock, par value $.001; 30,000,000 shares authorized; 15,418,799 and 3,134,261 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	15,419	3,134
Additional paid-in capital	29,978,962	17,326,553
Accumulated deficit	(18,235,583)	(14,494,762)
Total stockholders’ equity	11,758,798	2,834,925
Total liabilities and stockholders’ equity	$12,942,279	$7,640,641

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

LM Funding America, Inc. and Subsidiaries Condensed Consolidated Statements of Operations (unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Interest on delinquent association fees	$105,592	$348,451	$495,280	$1,226,464
Administrative and late fees	19,929	33,690	78,397	116,497
Recoveries in excess of cost - special product	37,127	30,927	122,117	57,199
Underwriting and other revenues	27,651	49,242	96,815	164,757
Rental revenue	62,185	90,353	143,609	310,307
Total revenues	252,484	552,663	936,218	1,875,224

Operating Expenses:
Staff costs and payroll	2,522,481	318,823	3,151,033	924,154
Professional fees	385,705	380,307	1,372,281	1,334,380
Settlement costs with associations	17,934	8,825	29,854	49,003
Selling, general and administrative	96,483	102,027	251,434	285,430
Recovery of cost from related party receivable	(100,000)	-	(300,000)	-
Provision for credit losses	30,000	7,641	30,000	266
Real estate management and disposal	53,432	84,362	152,882	381,796
Depreciation and amortization	(3,383)	18,122	10,383	55,513
Collection costs	771	(3,974)	(28,484)	(17,275)
Other operating expenses	3,120	3,009	13,758	18,265
Total operating expenses	3,006,543	919,142	4,683,141	3,031,532
Operating loss from continuing operations	(2,754,059)	(366,479)	(3,746,923)	(1,156,308)
Gain on disposal of assets	-	(6,421)	-	(6,421)
Interest expense	(2,300)	23,150	10,326	76,913
Loss from continuing operations before income taxes	(2,751,759)	(383,208)	(3,757,249)	(1,226,800)
Income tax benefit	-	-	-	-
Net loss from continuing operations	(2,751,759)	(383,208)	(3,757,249)	(1,226,800)
Gain on disposal of discontinued operations	-	-	16,428	-
Gain from operations of discontinued operations	-	103,561	-	39,632
Net gain/(loss) from discontinued operations	-	103,561	16,428	39,632
Net loss	$(2,751,759)	$(279,647)	$(3,740,821)	$(1,187,168)

Earnings/(loss) per share:
Basic loss per common share - continuing operations	$(0.28)	$(0.12)	$(0.66)	$(0.39)
Basic earnings/(loss) per common share - discontinued operations	$-	$0.03	$0.00	$0.01
Basic loss per common share - net loss	$(0.28)	$(0.09)	$(0.66)	$(0.38)
Diluted loss per common share - continuing operations	$(0.28)	$(0.12)	$(0.66)	$(0.39)
Diluted earnings/(loss) per common share - discontinued operations	$-	$0.03	$0.00	$0.01
Diluted loss per common share - net loss	$(0.28)	$(0.09)	$(0.66)	$(0.38)

Weighted average number of common shares outstanding:
Basic	9,790,538	3,134,160	5,662,035	3,133,495
Diluted	9,790,538	3,134,160	5,662,035	3,133,495

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

LM Funding America, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,740,821)	$(1,187,168)

Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization	5,919	51,990
Right to use asset depreciation	74,890	27,133
Stock compensation	135,679	10,366
Recovery of uncollectible related party receivables	(300,000)	-
Gain on termination of operating lease	-	(1,421)
Gain on sale of fixed assets	-	(5,000)
Gain on disposal of discontinued operations	(16,428)	-
Reserve for accounts	30,000	-

Change in assets and liabilities
Prepaid expenses and other assets	120,598	79,996
Accounts payable and accrued expenses	272,976	91,929
Advances (repayments) from related party	689,457	(1,174)
Other liabilities	-	62,580
Lease liability payments	(69,669)	(23,466)
Deferred taxes	-	(14,200)
Net cash used in operating activities	(2,797,399)	(908,435)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net collections of finance receivables - original product	74,117	115,769
Net collections of finance receivables - special product	33,328	88,046
(Payments)/proceeds for real estate assets owned	(3,920)	80,076
Purchase of fixed assets	(1,286)	(13,299)
Proceeds from sale of fixed assets	-	5,000
Cash received from investment in note receivable - related party	1,500,000	-
Net cash received from business acquisition	(246,914)	51,327
Net cash provided by investing activities	1,355,325	326,919

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings	185,785	-
Principal repayments	(108,043)	(135,149)
Exercise of warrants	3,081,480	22,320
Proceeds from stock subscription	9,447,535	-

Net cash provided by (used in) financing activities	12,606,757	(112,829)

NET INCREASE (DECREASE) IN CASH	11,164,683	(694,345)

CASH - BEGINNING OF YEAR	1,069,823	3,520,753
CASH - END OF YEAR	$12,234,506	$2,826,408

SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION
Cash paid for interest	$10,326	$31,936
Income taxes	$-	$-
SUPPLEMENTAL DISCLOSURES OF NON-CASHFLOW INFORMATION
Financing loan for purchase of fixed assets	$-	$12,892
Insurance financing	$192,514	$127,490
ROU asset obligation recognized	$-	$331,477

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LM Funding America, Inc. and Subsidiaries Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

For the Three and Nine Months Ended September 30, 2020 and 2019

	Common Stock		Additional paid-	Accumulated
	Shares	Amount	in capital	Deficit	Total Equity
Balance - December 31, 2018	3,124,961	$3,125	$17,295,408	$(11,489,884)	$5,808,649

Warrants exercised for cash	9,300	9	22,311	-	22,320
Stock compensation expense	-	-	3,500	-	3,500
Net loss	-	-	-	(457,018)	(457,018)
Balance - March 31, 2019	3,134,261	$3,134	$17,321,219	$(11,946,902)	$5,377,451

Stock compensation expense	-	-	3,431	-	3,431
Net loss	-	-	-	(450,503)	(450,503)
Balance - June 30, 2019	3,134,261	$3,134	$17,324,650	$(12,397,405)	$4,930,379

Stock compensation expense	-	-	3,435	-	3,435
Net loss	-	-	-	(279,647)	(279,647)
Balance - September 30, 2019	3,134,261	$3,134	$17,328,085	$(12,677,052)	$4,654,167

Balance - December 31, 2019	3,134,261	$3,134	$17,326,553	$(14,494,762)	$2,834,925

Stock compensation expense	186,000	186	128,661	-	128,847
Net loss	-	-	-	(551,094)	(551,094)
Balance - March 31, 2020	3,320,261	$3,320	$17,455,214	$(15,045,856)	$2,412,678

Common stock issued for cash	520,838	521	1,249,479		1,250,000
Warrants exercised for cash	1,227,700	1,228	2,945,252		2,946,480
Stock compensation expense	-	-	3,397	-	3,397
Net loss	-	-	-	(437,968)	(437,968)
Balance - June 30, 2020	5,068,799	5,069	21,653,342	(15,483,824)	6,174,587

Common stock issued for cash	8,500,000	8,500	8,172,035		8,180,535
Warrants exercised for cash	1,700,000	1,700	15,300		17,000
Stock compensation expense	-	-	3,435	-	3,435
Warrants exercised for cash	150,000	150	134,850		135,000
Net loss	-	-	-	(2,751,759)	(2,751,759)
Balance - September 30, 2020	15,418,799	$15,419	$29,978,962	$(18,235,583)	$11,758,798

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

As such, IIU is considered a discontinued operation. We did not report any activity from operations from IIU for the nine months ended September 30, 2020.

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

In addition, on October 23, 2020, an amended Schedule 13D was filed by Xueyuan Han, the principal owner of Hanfor, with respect to his beneficial ownership of shares of common stock of the Company.  In the amended Schedule 13D, Mr. Han alleged, among other things, that the Company misinterpreted the termination provisions of the Share Exchange Agreement, that Hanfor is still within a cure period under the Share Exchange Agreement, and that Hanfor is purporting to appoint a director to the Company’s Board of Directors.  Following the filing of the amended Schedule 13D, the Company continues to believe that its termination of the Share Exchange Agreement was proper because, among other reasons, the failure of Hanfor to provide audited financial statements by June 30, 2020, was an uncurable default under the Share Exchange Agreement.  Furthermore, the Company was informed by Hanfor prior to such termination that Hanfor would be unable to provide audited financial statements for Hanfor for the foreseeable future because of ongoing legal issues in China.  As a result, the Company believes that the purported appointment of Mr. Han to the Company’s Board of Directors is invalid.

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

On September 28, 2020, the Company received a notification letter from the Nasdaq Listing Qualifications department of Nasdaq stating that the Company was not in compliance with the Minimum Bid Price Rule. The notification stated that the Company’s securities would be delisted from the Nasdaq Capital Market on March 29, 2021 unless the Company timely requested a hearing before a Nasdaq Hearing Panel.

If the Company is not in compliance by March 29, 2021, the Company may be afforded a second 180-calendar day period to regain compliance. To qualify, the Company would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, except for Minimum Bid Price Rule. In addition, the Company would be required to notify Nasdaq of its intention to cure the minimum bid price deficiency during the second compliance period, by effecting a reverse stock split, if necessary. If the Company does not regain compliance within the allotted 180-day compliance period and is not eligible for a second 180-day compliance period, the Company’s common stock would be subject to delisting unless it requested a hearing before an independent Nasdaq Hearings Panel. A request for a hearing would stay any suspension or delisting action pending the hearing and any additional extension period granted by the Panel. The Company intends to monitor the closing bid price of the Company’s common stock and consider its available options to resolve the non-compliance with the minimum bid price requirement.

Reverse Stock Split Approval

On May 11, 2020, our shareholders voted in favor of the approval of an amendment to our Certificate of Incorporation, in the event it is deemed advisable by our Board of Directors, to effect an additional reverse stock split of the Company’s issued and outstanding common stock at a ratio within the range of one-for-two (1:2) and one-for-ten (1:10), as determined by the Board of Directors. However, a reverse stock split was not effected pursuant to such approval.

Registered Public Offering

On August 18, 2020, in connection with an underwritten public offering, we raised approximately $8.2 million in net proceeds by issuing 10.2 million shares of common stock, the exercise of 1.7 million pre-funded warrants and 11.2 million warrants to purchase shares of common stock. Holders of the warrants subsequently exercised such warrants for 150,000 shares of common stock for $135 thousand.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of LMFA and its wholly-owned subsidiaries: LM Funding, LLC; LMF October 2010 Fund, LLC; REO Management Holdings, LLC (including all 100% owned subsidiary limited liability companies); LM Funding of Colorado, LLC; LM Funding of Washington, LLC; LM Funding of Illinois, LLC; and LMF SPE #2, LLC and various single purpose limited liability corporations owned by REO Management Holdings, LLC which own various properties. It also includes IIU and its wholly-owned subsidiary, Wallach & Company for the time that the Company owned IIU. All significant intercompany balances have been eliminated in consolidation.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in the annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The interim condensed consolidated financial statements as of September 30, 2020 and for the three and nine months ended September 30, 2020 and September 30, 2019, respectively are unaudited. In the opinion of management, the interim condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of the results for the interim periods. The accompanying condensed consolidated balance sheet as of December 31, 2019, is derived from the audited consolidated financial statements presented in the Company’s Annual Report on Form 10-K for fiscal the year ended December 31, 2019.

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

Finance Receivables

Finance receivables are recorded at the amount funded or cost (by unit). The Company evaluates its finance receivables at each period end for losses that are considered probable and can be reasonably estimated in accordance with ASC 450-20. As discussed above, recoverability of funded amounts under the Company’s original product is generally assured because of the protection of the Super Lien Amount. However, the Company did have an accrual at September 30, 2020 and December 31, 2019 for an allowance for credit losses for this program of $142,027 and $112,027.

Under the New Neighbor Guaranty program (special product), the Company funds amounts in excess of the Super Lien Amount. When evaluating the carrying value of its finance receivables, the Company looks at the likelihood of future cash flows based on historical payoffs, the fair value of the underlying real estate, the general condition of the community association in which the unit exists, and the general economic real estate environment in the local area. The Company estimated an allowance for credit losses for this program of $6,564 as of September 30, 2020 and $20,016 at December 31, 2019 under ASC 450-20 related to its New Neighbor Guaranty program.

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

During the nine months ended September 30, 2020 and 2019, write offs charged against the allowance for credit losses were $13,452 and $51,080, respectively. Any losses greater than the recorded allowance will be recognized as expenses. Under the Company’s revenue recognition policies, all finance receivables (original product and special product) are classified as nonaccrual.

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

The Company capitalizes costs incurred to acquire real estate owned properties and any costs incurred to get the units in a condition to be rented.  These costs include, but are not limited to, renovation/rehabilitation costs, legal costs, and delinquent taxes.  These costs are depreciated over the estimated minimum time period the Company expects to maintain possession of the units.  Costs incurred for unencumbered units are depreciated over 20 years and costs for units subject to a first mortgage are depreciated over 3 years.  As of September 30, 2020 and December 31, 2019, capitalized real estate costs, net of accumulated depreciation, were $20,281 and $21,084, respectively.

During the three and nine month period ended September 30, 2020 and 2019, depreciation expense was $(4,990) and $4,723 for 2020 and $5,385 and $17,354 for 2019, respectively.

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

Fixed Assets

The Company capitalizes all acquisitions of fixed assets in excess of $500. Fixed assets are stated at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the assets. Fixed assets are comprised of furniture, computer and office equipment with an assigned useful life of 3 to 5 years. Fixed assets also include capitalized software costs. Capitalized software costs include costs to develop software to be used solely to meet the Company’s internal needs, consist of employee salaries and benefits and fees paid to outside consultants during the application development stage, and are amortized over their estimated useful life of 5 years. As of September 30, 2020 and December 31, 2019, capitalized software costs, net of accumulated amortization, was nil. Amortization expense for capitalized software costs for the three and nine month period ended September 30, 2020 and 2019 was $nil and $nil for 2020 and $5,814 and $17,444 for 2019, respectively.

Right to Use Assets

The Company capitalizes all leased assets pursuant to ASU 2016-02, "Leases (Topic 842)," which requires lessees to recognize right-of-use assets and lease liability, initially measured at present value of the lease payments, on its balance sheet for leases with terms longer than 12 months and classified as either financing or operating leases.  As of September 30, 2020 and December 31, 2019, right to use assets, net of accumulated amortization, was $185,370 and $260,260, respectively. Amortization expense for right to use assets for the three and nine month period ended September 30, 2020 and 2019 was $23,661 and $74,890 for 2020 and was $22,281 and $27,133 for 2019, respectively while the payments totaled $69,669 for the nine months ended September 30, 2020.

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

During the year ended December 31, 2019, the Company recorded goodwill of approximately $5.7 million which represented amounts for the purchase of IIU. For purposes of the 2019 annual test, we will elect to perform a goodwill impairment analysis to assess whether it was more likely than not that the fair value of these reporting units exceeded their respective carrying values. In performing these assessments, management will rely on a number of factors including, but not limited to, macroeconomic conditions, industry and market considerations, cost factors that would have a negative effect on earnings and cash flows, overall financial performance compared with forecasted projections in prior periods, and other relevant reporting unit events, the impact of which are all significant judgments and estimates.  This assessment was performed as of December 31, 2019 and showed a $1.65 million impairment due to the sale of IIU on January 8, 2020. The balance of goodwill as of September 30, 2020 and December 31, 2019 was approximately $0 million and $4.0 million, respectively.

 Debt Issue Costs

The Company capitalizes all debt issue costs and amortizes them on a method that approximates the effective interest method over the remaining term of the note payable. The Company did not have any unamortized debt issue costs at September 30, 2020 and at December 31, 2019. Any costs will be presented in the accompanying condensed consolidated balance sheets as other assets until the loan proceeds are received which at that time will be reclassified as a direct deduction from the carrying amount of that debt liability in accordance with Accounting Standards Update (“ASU”) 2015-03 (see below). The Company adopted this new standard in the first quarter of fiscal 2016. The adoption of this standard did not have a material impact on the Company's consolidated financial position and had no impact on its consolidated income or cash flows. In addition, the amortization of debt issuance costs is to be reported as interest expense under ASU 2015-03 (ASC 835-30-45-3).

Settlement Costs with Associations

Community associations working with the Company will at times incur costs in connection with litigation initiated by the Company against property owners and or mortgage holders. These costs include settlement agreements whereby the community association agrees to pay some monetary compensation to the opposing party or judgments against the community associations for fees of opposing legal counsel or other damages awarded by the courts. The Company indemnifies the community association for these costs pursuant to the provisions of the agreement between the Company and the community association. Costs incurred by the Company for these indemnification obligations for the three and nine months ended September 30, 2020 and 2019 were approximately $18,000  and $30,000 for 2020 and $9,000  and $49,000 for 2019, respectively. The Company does not limit its indemnification based on amounts ultimately collected from property owners.

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

The anti-dilutive stock based compensation awards and convertible notes consisted of:

	As of September 30,
	2020	2019
Stock Options	19,300	19,300
Stock Warrants	14,790,059	2,879,287
Convertible Note	-	1,436,424

As part of its initial public offering, on October 23, 2015 the Company issued 1,200,000 warrants that allowed for the right to purchase 1,200,000 shares of common stock at an average exercise price of $12.50 per share. Due to the Reverse Stock Split on October 16, 2018, each warrant may only purchase one-tenth of one share of common stock at $12.50. These warrants have weighted average price of $12.50 per share and a weighted average remaining life of .44 years and .94 years as of September 30, 2020 and December 31, 2019, respectively. These warrants expire in the year 2020.  The aggregate intrinsic value of these outstanding common stock warrants as of September 30, 2020 and December 31, 2019 was $0 and $0, respectively. These warrants will expire on October 31, 2020.

On October 31, 2018, the Company issued warrants as part of its secondary offering that allowed for the right to purchase 2,875,000 shares of common stock at an exercise price of $2.40 per share. These warrants expire in the year 2023.  During the twelve months ended December 31, 2019, warrants for 9,300 shares were exercised for $22,320. During the nine months ended September 30, 2020, warrants for 1,277,700 shares were exercised for $2,946,480. There are 1,638,000 warrants remaining. Due to the underwritten public offering on August 18, 2020, the exercise price of these warrants are now $0.67 per share.

As part of its underwriting agreement dated, October 31, 2018, the Company issued additional warrants, effective May 1, 2019, to its underwriter as part of its secondary offering that allowed for the right to purchase 125,000 shares of common stock at an exercise price of $2.64 per share on or after May 1, 2019. These warrants expire on May 2, 2022. Due to the underwritten public offering on August 18, 2020, the exercise price of these warrants are now $0.90 per share.

On April 2, 2018, the Company issued warrants that allowed for the right to purchase 40,000 shares of common stock at an exercise price of $6.605 per share. If the Company, at any time this warrant is outstanding, combines its outstanding shares of Common Stock into a smaller number of shares or enters into a corporate action or transaction to change the number of outstanding share of common stock, then the exercise price is adjusted along with the number of shares that can be purchased under this agreement. Due to the subsequent issuance of stock and warrants on October 31, 2018 and August 18, 2020, these warrants now have the right to purchase 777,059 shares at an exercise price of $0.34 per share. These warrants expire in the year 2023.  The aggregate intrinsic value of these outstanding common stock warrants as of September 30, 2020 was approximately $249,000.

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

As part of its underwritten public offering on August 18, 2020 the Company issued 11,200,000 warrants that allowed for the right to purchase 11,200,000 shares of common stock at an average exercise price of $0.90 per share. These warrants have a weighted average remaining life of 4.88 years as of September 30, 2020. These warrants expire in the year 2025.  The aggregate intrinsic value of these outstanding common stock warrants as of September 30, 2020 was $0. Holders of the warrants subsequently exercised such warrants for 150,000 shares of common stock for $135 thousand.

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

Non-cash Financing and Investing Activities

During the nine months ended September 30, 2020 and 2019, the Company acquired unencumbered title to certain properties as a result of foreclosure proceedings.  Properties were recorded at fair value less cost to dispose of approximately $0 and $0, respectively.  The fair value of these properties was first applied to recover the Company’s initial investment with any remaining proceeds applied to interest, late fees, and other amounts owed by the property owner.

During the nine months ended September 30, 2020, the Company disposed of IIU which included assets and liabilities listed in Note 10.

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

Note 3. Finance Receivables – Original Product

The Company’s original funding product provides financing to community associations only up to the secured or “Super Lien Amount” as discussed in Note 1.  Finance receivables for the original product as of September 30, 2020 and December 31, 2019 based on the year of funding are approximately as follows:

	September 30, 2020	December 31, 2019 (Audited)
Funded during the current year	$16,000	$40,000
1-2 years outstanding	14,000	15,000
2-3 years outstanding	9,000	20,000
3-4 years outstanding	17,000	11,000
Greater than 4 years outstanding	256,000	300,000
	312,000	386,000
Reserve for credit losses	(142,000)	(112,000)
	$170,000	$274,000
Number of active units with delinquent assessments	489	598
Amount of outstanding interest and late fees on active units	$8,682,000	$9,167,000

The Company reserved $30,000 on financing receivables during the three month period ended September 30, 2020.

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

As of September 30, 2020, maximum future contingent payments under these arrangements was approximately $34,000.

Delinquent assessments and accrued charges under these arrangements as of September 30, 2020 and December 31, 2019, are as follows:

	September 30, 2020	December 31, 2019 (Audited)
Finance receivables, net	$96,000	$129,000
Delinquent assessments	205,000	374,000
Accrued interest and late fees	91,000	235,000
Number of active units with delinquent assessments	20	31

Allowance for credit losses are recorded for losses that are considered “probable” and can be “reasonably estimated” in accordance with ASC 450-20.  Recoverability of the Company’s Original Product is generally assured because of the protection of the Super Lien under Florida statute and as such no allowance is recorded.

Credit losses on the NNG product were estimated by the Company based on analyzing the investment in each unit and comparing that balance to the average payout for completed units for the past 12 months. The allowance for losses based on these analyses, had a remaining balance of $7,000 and $20,000 as of September 30, 2020 and December 31, 2019, respectively.

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

Amounts expensed by the Company to BLG for the three and nine months ended September 30, 2020 and 2019, respectively were approximately $247,000 and $756,000 for 2020 and $262,000 and $799,000 for 2019, respectively.  As of September 30, 2020 and December 31, 2019, receivables from property owners for charges ultimately payable to BLG approximate $1,542,000 and $1,883,000, respectively.

Under the related party agreement with BLG in effect during 2020 and 2019, the Company pays all costs (lien filing fees, process and serve costs) incurred in connection with the collection of amounts due from property owners.  Any recovery of these collection costs is accounted for as a reduction in expense incurred.  The Company incurred expenses related to these types of costs for the three and nine months ended September 30, 2020 and 2019 were $28,000 and $95,000 for 2020 and $49,000 and $158,000 for 2019, respectively. Recoveries during the three and nine months ended September 30, 2020 and 2019, related to those costs were approximately $28,000 and $124,000 for 2020 and $53,000 and $175,000 for 2019, respectively.

The Company also shares office space and related common expenses with BLG.  All shared expenses, including rent, are charged to the legal firm based on an estimate of actual usage.  Any expenses of BLG paid by the Company that have not been reimbursed or settled against other amounts are reflected as due from related parties in the accompanying consolidated balance sheet. BLG was charged approximately $45,000 for the office sub-lease.

Amounts (payable) receivable from BLG as of September 30, 2020 and December 31, 2019 were approximately ($264,400) and $152,800, respectively. In the first nine months of September 30, 2020, the Company subsequently recouped $300,000 of previously write-off amounts to BLG.

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

Note 6. Debt and Other Financing Arrangements

	September 30, 2020	December 31, 2019 (Audited)
Financing agreement with FlatIron capital that is unsecured. Down payment of $19,170 was required upfront and equal installment payments of $11,590 to be made over a 11 month period. The note matures June 1, 2020. Annualized interest is 6.8%	$-	$69,540

Financing agreement with FlatIron capital that is unsecured. Down payment of $20,746 was required upfront and equal installment payments of $19,251 to be made over a 10 month period. The note matures May 1, 2021. Annualized interest is 5.95%	$154,012	$-

Promissory note issued by a financial institution, bearing interest at 1.0%, interest and no principal payments. The note matures April 30, 2022. Annualized interest is 1.0%. This is a U.S. Small Business Administration’s Paycheck Protection Program (the “PPP Loan”)	$185,785	$-

Senior secured convertible note to Craven House Capital North America LLC (Related Party), bearing interest at 3.0%. Note was issued on January 16, 2019 and either matured on January 14, 2020 or became convertible into 1,436,424 shares of the Company's common shares. The value of the beneficial conversion feature as of January 16, 2019 was zero*.	-	3,461,782

Promissory note issued by a financial institution, bearing interest at 9.09%, interest and principal payments due monthly of $323. Note is secured by an automobile and was issued on July 26, 2019 with original borrowings of $12,892. The note matures on August 26, 2023.	-	11,802

Promissory note issued by a financial institution, bearing interest at 5.85%, interest and principal payments due monthly of $10,932. Note was issued on May 31, 2018 with original borrowings of $608,000 and subsequent borrowings of $141,000 and repayments of $51,000. The note matures on May 30, 2025 and can be prepaid at any time without penalty. This note is secured by the Company’s inventory, chattel paper, accounts, equipment and general intangible intangibles and deposit accounts.	-	606,454

	$339,797	$4,149,578

As of September 30, 2020, minimum annual principal payments are as follows:

Years Ending
December 31,
2020	57,755
2021	96,257
2022	185,785
2023	-
2024	-
After 2024	-
$339,797

On April 30, 2020, the company obtained a $185,785 Paycheck Protection Program loan. These business loans were established by the 2020 US Federal government Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) to help certain businesses, self-employed workers, sole proprietors, certain nonprofit organizations, and tribal businesses continue paying their workers.

The Paycheck Protection Program allows entities to apply for low interest private loans to pay for their payroll and certain other costs. The loan proceeds will be used to cover payroll costs, rent, interest, and utilities. The loan may be partially or fully forgiven if the Company keeps its employee counts and employee wages stable. The program was implemented by the U.S. Small Business Administration. The interest rate is 1.0% and has a maturity date of 2 years. We anticipate applying for loan and interest forgiveness in the fourth quarter of 2020.

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

The Company has experienced significant operating losses over the past 4 years (2016 through September 30, 2020) with cumulative losses of approximately $18,236,000 and negative cashflows from operations. These losses resulted in the usage of all cash proceeds from the Company’s initial public offering in 2015. For the year ended December 31, 2019, the Company disclosed the substantial doubt about the Company’s ability to continue as a going concern

The Company received a total of approximately $14.0 million during the nine months ended September 30, 2020 due to a number of factors including:

•	Holders of our warrants exercised such warrants for 1.2 million shares in June 2020 which resulted in the Company receiving approximately $2.9 million.
•	The Company was repaid approximately $1.5 million on a related party receivable.
•	The Company received $1.25 million for the issuance of 520,838 common shares.
•	The Company received $8.3 million for the issuance of 10,200,000 common shares.
•	Holders of our warrants exrcised such warrants for 150 thousand in August 2020 which resulted in the Company receiving approximately $0.1 million.

As such, we have $12.2 million of cash as of September 30, 2020 which will be enough to satisfy our estimated liquidity needs for the 12 months from the issuance of these financial statements. These factors mitigated the substantial doubt about the Company’s ability to continue as a going concern as defined by ASU 2014-15.

Note 8. Commitments and Contingencies

Leases

The Company leases certain office space, construction and office equipment, vehicles and temporary housing generally under non-cancelable operating leases. Leases with an initial term of one year or less are not recorded on the balance sheet, and the Company generally recognizes lease expense for these leases on a straight-line basis over the lease term. As of September 30, 2020, the Company’s operating leases have remaining lease terms ranging from less than one year to 3 years, some of which include options to renew the leases. The exercise of lease renewal options is generally at the Company’s sole discretion. The Company’s leases do not contain any material residual value guarantees or material restrictive covenants.

The Company determines if an arrangement is a lease at inception. Operating lease ROU assets and current and long-term operating lease liabilities are separately stated on the Consolidated Balance Sheet as of September 30, 2020. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The present value of future lease payments are discounted using either the implicit rate in the lease, if known, or the Company’s incremental borrowing rate for the specific lease as of the lease commencement date. The rate was determined as a fair value of the lease over a 37 month period using a 6.5% interest rate for the present value calculation. The ROU asset is also adjusted for any prepayments made or incentives received. The lease terms include options to extend or terminate the lease only to the extent it is reasonably certain any of those options will be exercised. Lease expense is recognized on a straight-line basis over the lease term. The Company accounts for lease components (e.g., fixed payments) separate from the non-lease components (e.g., common-area maintenance costs). The Company does not have any material financing leases.

The Company leased its office under an operating lease beginning March 1, 2014 and ending July 31, 2019. The Company’s new office lease began July 15, 2019 and ends July 31, 2022. It also had a month to month lease for its IIU operations in 2019. A related party has a sub-lease for approximately $4,900 per month plus operating expenses.

The Company shares this space and the related costs associated with this operating lease with a related party (see Note 5) that also performs legal services associated with the collection of delinquent assessments.  Net rent expense recognized for the three and nine months ended September 30, 2020 and 2019 were approximately $26,000 and $76,000 for 2020 and $50,000 and $148,000 for 2019, respectively.

The following table presents components of lease expense excluding discontinued operations for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease expense	$27,644	$89,931	50,274	147,575
	$27,644	$89,931	50,274	147,575

The following table presents supplemental balance sheet information related to operating leases as of September 30, 2020 and December 31, 2019:

	Balance Sheet Line Item	As of September 30, 2020	As of December 31, 2019
Assets
ROU assets	Right of use asset, net	$185,370	$260,260
Total lease assets		$185,370	$260,260

Liabilities
Current lease liabilities	Lease liability	$98,846	$94,235
Long-term lease liabilities	Lease liability	97,368	171,648
Total lease liabilities		$196,214	$265,883

Weighted-average remaining lease term (in years)		1.83	2.60
Weighted-average discount rate		6.55%	6.55%

The following table presents supplemental cash flow information and non-cash activity related to operating leases for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Operating cash flow information
Cash paid for amounts included in the measurement of lease liabilities	$(69,669)	$(23,466)
Supplemental Disclosure of non-cashflow information
ROU assets and operating lease obligation recognized	$-	$331,477

The following table presents maturities of operating lease liabilities on an undiscounted basis as of September 30, 2020:

Operating Leases
2020 (excluding the nine months ended September 30, 2020)	$24,566
2021	103,646
2022	68,002
$196,214

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

The following is a summary of the stock option plan activity during the nine months ended September 30, 2020 and 2019:

	2020		2019
	Number of	Weighted Average	Number of	Weighted Average
	Options	Exercise Price	Options	Exercise Price
Options Outstanding at Beginning of the year	19,300	$60.51	19,300	$60.51
Granted	-	-	-	-
Exercised	-	-	-	-
Adjustment	-	-	-	-
Forfeited	-	-	-	-

Options Outstanding at September 30,	19,300	$54.68	19,300	$60.51

Options Exercisable at September 30,	15,134	$62.02	7,634	$113.81

Compensation expense recognized from the vesting of stock options was approximately $10,200 and $10,400 for the nine months ended September 30, 2020 and 2019. The remaining unrecognized compensation cost associated with unvested stock options as of September 30, 2020 is approximately $8,000.

The aggregate intrinsic value of the outstanding common stock options as of September 30, 2020 and December 31, 2019 was approximately $0 and $0 respectively.

Warrants

The following is a summary of the warrant activity during the nine months ended September 30, 2020 and 2019:

	2020		2019
	Number of	Weighted Average	Number of	Weighted Average
	Warrants	Exercise Price	Warrants	Exercise Price
Warrants Outstanding at Beginning of the year	3,959,287	$5.36	3,843,587	$5.44

Granted	11,200,000	0.90	125,000	2.64
Exercised	1,377,700	2.24	9,300	2.40
Adjustment	633,472	0.34	-	-
Adjustment	375,000	0.67	-	-
Forfeited	-	-	-	-

Warrants Outstanding at September 30,	14,790,059	$1.79	3,959,287	$5.36

During September 2020, the Company received approximately $3,081,480 upon the exercise by warrant holders of warrants for 1,377,700 shares.  The aggregate intrinsic value of the outstanding common stock warrants as of September 30, 2020 and December 31, 2019 was approximately $249,000 and $0 respectively.

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

In connection with an underwritten public offering on August 18, 2020, the Company issued (i) 8,300,000 units (the “Units”) of common stock, par value $0.001 per share (the “Common Stock”) and one warrant to purchase one share of common stock (the “Common Warrants”), and (ii) 1,700,000 pre-funded units (the “Pre-Funded Units”), with each pre-funded unit being comprised of one pre-funded warrant to purchase one share of common stock at an exercise price of $.01 per share (the “Pre-Funded Warrants”) and one warrant to purchase one share of common stock.  Each Unit was sold for a price of $0.90 per Unit, and each Pre-Funded Unit was sold for a price of $0.89 per Pre-Funded Unit.  Pursuant to an over-allotment option in the underwriting agreement, the Company sold an additional 200,000 shares of Common Stock.  The net proceeds of the offering were approximately $8,198,000.

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

The operating results for IIU, Inc. have been presented in the accompanying consolidated financial statements of operations for the three and nine months ended September 30, 2020 and 2019 as discontinued operations are summarized below:

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Revenue	$ -	$ 221,085	$ -	$ 501,244
Total operating costs and expenses	-	101,068	-	428,445
Gain (Loss) from discontinued operations	-	120,017	-	72,799
Other expense, net	-	16,455	-	33,166
Gain on disposal of discontinued operations	-	-	16,428	-
Net gain (loss) from discontinued operations	$ -	$ 103,562	$ 16,428	$ 39,633

Net cash provided by operating activities	$ -	$ (48,205)	$ -	65,624
Net cash (used in) provided by investing activities	-	(76,695)	(246,914)	(25,368)
Net cash used in financing activities	-	(18,418)		(56,304)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties, and assumptions about us that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Important factors which could materially affect our results and our future performance include, without limitation:

•	our ability to purchase defaulted consumer receivables at appropriate prices,
•	competition to acquire such receivables,
•	our dependence upon third party law firms to service our accounts,
•	our ability to obtain funds to purchase receivables,
•	our ability to manage growth or declines in the business,
•	changes in government regulations that affect our ability to collect sufficient amounts on our defaulted consumer receivables,
•	the impact of class action suits and other litigation on our business or operations,
•	our ability to keep our software systems updated to operate our business,
•	our ability to employ and retain qualified employees,
•	our ability to establish and maintain internal accounting controls,
•	changes in the credit or capital markets,
•	changes in interest rates,
•	deterioration in economic conditions,
•	negative press regarding the debt collection industry which may have a negative impact on a debtor’s willingness to pay the debt we acquire,
•	the spread of the novel coronavirus (COVID-19), its impact on the economy generally and, more specifically, the specialty finance industries,
•	negative press regarding the debt collection industry which may have a negative impact on a debtor’s willingness to pay the debt we acquire, and
•	other factors set forth under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and Item 1A of this Quarterly Report on Form 10-Q.

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

As such, IIU is considered a discontinued operation. We did not report any activity from operations from IIU for the nine months ended September 30, 2020.

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

On July 14, 2020, the Company notified Hanfor and Hanfor Owner that the Company had elected to terminate the Share Exchange Agreement due to Hanfor’s inability to provide audited financial statements by June 30, 2020.  Although the Company believes that it properly terminated the Share Exchange Agreement, on July 21, 2020, counsel to Hanfor Owner informed the Company that Hanfor Owner believes that the Company’s termination of the Share Exchange Agreement was not effected in accordance with the terms of the Share Exchange Agreement

In addition, on October 23, 2020, an amended Schedule 13D was filed by Xueyuan Han, the principal owner of Hanfor, with respect to his beneficial ownership of shares of common stock of the Company.  In the amended Schedule 13D, Mr. Han alleged, among other things, that the Company misinterpreted the termination provisions of the Share Exchange Agreement, that Hanfor is still within a cure period under the Share Exchange Agreement, and that Hanfor is purporting to appoint a director to the Company’s Board of Directors.  Following the filing of the amended Schedule 13D, the Company continues to believe that its termination of the Share Exchange Agreement was proper because, among other reasons, the failure of Hanfor to provide audited financial statements by June 30, 2020, was an uncurable default under the Share Exchange Agreement.  Furthermore, the Company was informed by Hanfor prior to such termination that Hanfor would be unable to provide audited financial statements for Hanfor for the foreseeable future because of ongoing legal issues in China.  As a result, the Company believes that the purported appointment of Mr. Han to the Company’s Board of Directors is invalid.

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

On September 28, 2020, the Company received a notification letter from the Nasdaq Listing Qualifications department of Nasdaq stating that the Company was not in compliance with the Minimum Bid Price Rule. The notification stated that the Company’s securities would be delisted from the Nasdaq Capital Market on March 29, 2021 unless the Company timely requests a hearing before a Nasdaq Hearing Panel.

If the Company is not in compliance by March 29, 2021, the Company may be afforded a second 180-calendar day period to regain compliance. To qualify, the Company would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, except for Minimum Bid Price Rule. In addition, the

Company would be required to notify Nasdaq of its intention to cure the minimum bid price deficiency during the second compliance period, by effecting a reverse stock split, if necessary. If the Company does not regain compliance within the allotted 180-day compliance period and is not eligible for a second 180-day compliance period, the Company’s common stock would be subject to delisting unless it requested a hearing before an independent Nasdaq Hearings Panel. A request for a hearing would stay any suspension or delisting action pending the hearing and any additional extension period granted by the Panel. The Company intends to monitor the closing bid price of the Company’s common stock and consider its available options to resolve the non-compliance with the minimum bid price requirement.

Reverse Stock Split Approval

On May 11, 2020, our shareholders voted in favor of the approval of an amendment to our Certificate of Incorporation, in the event it is deemed advisable by our Board of Directors, to effect an additional reverse stock split of the Company’s issued and outstanding common stock at a ratio within the range of one-for-two (1:2) and one-for-ten (1:10), as determined by the Board of Directors.  However, a reverse stock split was not yet effected pursuant to such approval.

Public Share Offering

In connection with an underwritten public offering on August 18, 2020, the Company issued (i) 8,300,000 units (the “Units”) of common stock, par value $0.001 per share (the “Common Stock”) and one warrant to purchase one share of common stock (the “Common Warrants”), and (ii) 1,700,000 pre-funded units (the “Pre-Funded Units”), with each pre-funded unit being comprised of one pre-funded warrant to purchase one share of common stock at an exercise price of $.01 per share (the “Pre-Funded Warrants”) and one warrant to purchase one share of common stock.  Each Unit was sold for a price of $0.90 per Unit, and each Pre-Funded Unit was sold for a price of $0.89 per Pre-Funded Unit.  Pursuant to an over-allotment option in the underwriting agreement, the Company sold an additional 200,000 shares of Common Stock.  The net proceeds of the offering were approximately $8,198,000.

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

The Paycheck Protection Program allows entities to apply for low interest private loans to pay for their payroll and certain other costs. The loan proceeds will be used to cover payroll costs, rent, interest, and utilities. The loan may be partially or fully forgiven if the Company keeps its employee counts and employee wages stable. The program was implemented by the U.S. Small Business Administration. The interest rate is 1.0% and has a maturity date of 2 years. We anticipate applying for loan and interest forgiveness in the fourth quarter of 2020.

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

Results of Operations – Three Months

The Three Months Ended September 30, 2020 compared with the Three Months Ended September 30, 2019

Revenues

During the Three Months ended September 30, 2020, total revenues decreased by $300 thousand, or 54.3%, to $252 thousand from $553 thousand in the Three Months ended September 30, 2019.

Interest on delinquent association fees for the Three Months ended September 30, 2020 decreased $243 thousand or 69.7% as the number of payoffs decreased to 63 payoff occurrences as compared to 128 payoff occurrences for the three months ended September 30, 2019.   We believe these payoffs were impacted in part by the negative impact COVID-19 has had on the general economy. “Payoffs” consist of recovery of the entire legally collectible portion, or a settlement thereof, of our principal investment, accrued interest, and late fees owed to us from the proceeds of the Accounts collected by the Associations in accordance with our contracts with Associations. The decrease in payoff occurrences was also due to a decrease in revenue per unit. The average revenue per unit per the Statement of Operations, excluding rental revenue and net commission revenue decreased to $3,021 for the Three Months ended September 30, 2020 compared with $3,514 for the Three Months ended September 30, 2019.

We saw a decrease in rental revenue in the Three Months ended September 30, 2020 of $28 thousand to $62 thousand from $90 thousand for the Three Months ended September 30, 2019. This was due to a reduced number of rental units in 2020 as compared to 2019.

Operating Expenses

During the Three Months ended September 30, 2020, operating expenses increased approximately $2.1 million, or 227.1%, to $3,006 thousand from $919 thousand for the Three Months ended September 30, 2019. The increase in operating expenses can be attributed to various factors, including $2.2 million increase in compensation relating to severance of $450 thousand, bonus of $630 thousand and a contract buyout of $819 thousand offset in part due to a reduction in real estate management expenses of $31 thousand, and a $100 thousand recovery of bad debt allowance for a related party.

Professional fees, excluding fees from the BLG service agreement, for the Three Months ended September 30, 2020 were approximately $139,000 compared with approximately $125,000 for the Three Months ended September 30, 2019.  In the ordinary course of our business, we are involved in numerous legal proceedings and expenses associated with acquisitions and corporate initiatives. We regularly initiate collection lawsuits, using our network of third party law firms, against debtors. In addition, debtors occasionally initiate litigation against us. The settlement costs of these lawsuits increased by approximately $9,000 to $18,000 compared with a charge of approximately $8,000 for the Three Months ended September 30, 2019.

Legal fees for BLG for the Three Months ended September 30, 2020 were $247 thousand compared to $262 thousand for the Three Months ended September 30, 2019. See Note 5. Due From Related Party for further discussion regarding the service agreements with BLG.

Interest Expense

During the Three Months ended September 30, 2020, the Company incurred a negative $2 thousand of interest expense as compared to $23 thousand of interest expense for the Three Months ended September 30, 2019.

Net Loss from Continuing Operations

During the Three Months ended September 30, 2020, the net loss from continuing operations was $2,752 thousand as compared to a net loss of $383 thousand for the Three Months ended September 30, 2019.

Income from Discontinued Operations

During the Three Months ended September 30, 2020, the income from discontinued operations was $0 as compared to net income of $104 thousand for the Three Months ended September 30, 2019.

Net Loss

During the Three Months ended September 30, 2020, the net loss was $2,752 thousand as compared to net loss of $280 thousand for the Three Months ended September 30, 2019.  The change in the loss was primarily due to reduced revenue and increased compensation.

Results of Operations – Nine Months

The Nine Months Ended September 30, 2020 compared with the Nine Months Ended September 30, 2019

Revenues

During the Nine Months ended September 30, 2020, total revenues decreased by $939 thousand, or 50.1%, to $936 thousand from $1,875 thousand in the Nine Months ended September 30, 2019.

Interest on delinquent association fees for the Nine Months ended September 30, 2020 decreased $731 thousand or 59.6% as the number of payoffs decreased to 227 payoff occurrences as compared to 382 payoff occurrences for the Nine months ended September 30, 2019.  We believe these payoffs were impacted in part by the negative impact COVID-19 has had on the general economy. “Payoffs” consist of recovery of the entire legally collectible portion, or a settlement thereof, of our principal investment, accrued interest, and late fees owed to us from the proceeds of the Accounts collected by the Associations in accordance with our contracts with Associations. The decrease in payoff occurrences was also due to a decrease in revenue per unit. The average revenue per unit per the Statement of Operations, excluding rental revenue and net commission revenue decreased to $3,492 for the Nine Months ended September 30, 2020 compared with $4,097 for the Nine Months ended September 30, 2019.

We saw a decrease in rental revenue in the Nine Months ended September 30, 2020 of $167 thousand to $144 thousand from $310 thousand for the Nine Months ended September 30, 2019. This was due to a reduced number of rental units in 2020 as compared to 2019.

Operating Expenses

During the Nine Months ended September 30, 2020, operating expenses increased $1,652 thousand, or54.5%, to $4,683 thousand from $3,032 thousand for the Nine Months ended September 30, 2019. The increase in operating expenses can be attributed to various factors, including $2.2 million increase in compensation relating to severance of $450 thousand, bonus of $630 thousand and contract buyout of $819 thousand offset in part by a reduction in real estate management expenses of $229 thousand and $300 thousand recovery of bad debt allowance for a related party.

Professional fees, excluding fees from the BLG service agreement, for the Nine Months ended September 30, 2020 were approximately $616,000 compared with approximately $739,000 for the Nine Months ended September 30, 2019.  In the ordinary course of our business, we are involved in numerous legal proceedings and expenses associated with acquisitions and corporate initiatives. We regularly initiate collection lawsuits, using our network of third party law firms, against debtors. In addition, debtors occasionally initiate litigation against us. The settlement costs of these lawsuits decreased by approximately $19,000 to approximately $30,000 compared with approximately $49,000 for the Nine Months ended September 30, 2019. We also issued approximately $125,000 of our stock for investment banking services.

Legal fees for BLG for the Nine Months ended September 30, 2020 were $756 thousand compared to $799 thousand for the Nine Months ended September 30, 2019. See Note 5. Due From Related Party for further discussion regarding the service agreements with BLG.

Interest Expense

During the Nine Months ended September 30, 2020, the Company incurred $10 thousand of interest expense, net as compared to $77 thousand of interest expense for the Nine Months ended September 30, 2019.

Net Loss from Continuing Operations

During the Nine Months ended September 30, 2020, the net loss from continuing operations was $3,757 thousand as compared to a net loss of $1,227 thousand for the Nine Months ended September 30, 2019.

Gain on Disposal of Discontinued Operations

During the Nine Months ended September 30, 2020, the Company disposed of IIU which generated a net gain of $16 thousand.

Loss from Discontinued Operations

During the Nine Months ended September 30, 2020, the loss from discontinued operations was $0 as compared to net income of $39 thousand for the Nine Months ended September 30, 2019.

Net Loss

During the Nine Months ended September 30, 2020, the net loss was $3,741 thousand as compared to net loss of $1,187 thousand for the Nine Months ended September 30, 2019.  The change in the loss was primarily due to reduced revenue and increased compensation.

Liquidity and Capital Resources

General

As of September 30, 2020, we had cash and cash equivalents of $12,235 thousand compared with $1,070 thousand which includes $247 thousand held by our discontinued operations at December 31, 2019.

Cash from Operations

Net cash used in operations was $2,797 thousand during the Nine Months ended September 30, 2020 compared with $908 thousand during the Nine Months ended September 30, 2019. This change in cash used by operating activities was primarily driven by compensation payout offset in part by the $300 thousand recovery of related party receivables, $107 thousand of stock compensation and the disposal of IIU.

Cash from Investing Activities

For the Nine Months ended September 30, 2020 net cash generated by investing activities was $1,355 thousand as compared to net cash provided by investing activities of $327 thousand for the Nine Months ended September 30, 2019.  The increase was due to the receipt of a $1.5 million note receivable from related party offset in part by a decrease from the disposal of IIU and the reduced sale of real estate. Net collections from our finance receivables for the Nine Months ended September 30, 2020 was $107 thousand compared to $203 thousand for the Nine Months ended September 30, 2019.

Cash from Financing Activities

Net cash provided by financing activities was $12,607 thousand for the Nine Months ended September 30, 2020 compared with net cash used in financing activities of $113 thousand during the Nine Months ended September 30, 2019. At September 30, 2020, the principal indebtedness of the Company was $340 thousand (excluding lease liability of $220 thousand) compared with $4.2 million at December 31, 2019 and $4.2 million at September 30, 2019. For the Nine Months ended September 30, 2020 the Company repaid $108 thousand of principal repayments compared to $135 thousand principal repayments for the Nine Months ended September 30, 2019. During the Nine Months ended September 30, 2020 the Company received $1,250 thousand from a stock subscription agreement, $8,197 thousand from a public offering of our common stock and $3,081 thousand from the exercise of warrants. During the Nine Months ended September 30, 2019 the Company received $22 thousand from the exercise of warrants.

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

Holders of our warrants exercised such warrants for 1,277,700 shares for total consideration of $2,946,480.

On August 18, 2020, we raised approximately $8.2 million by issuing 10.2 million shares of common stock and 11.2 million warrants to purchase shares of common stock. Holders of the warrants subsequently exercised such warrants for 150,000 shares of common stock for $135 thousand.

Debt of the Company consisted of the following at September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019 (Audited)
Financing agreement with FlatIron capital that is unsecured. Down payment of $19,170 was required upfront and equal installment payments of $11,590 to be made over a 11 month period. The note matures June 1, 2020. Annualized interest is 6.8%	$-	$69,540

Financing agreement with FlatIron capital that is unsecured. Down payment of $20,746 was required upfront and equal installment payments of $19,251 to be made over a 10 month period. The note matures May 1, 2021. Annualized interest is 5.95%	$154,012	$-

Promissory note issued by a financial institution, bearing interest at 1.0%, interest and no principal payments. The note matures April 30, 2022. Annualized interest is 1.0%. This is a U.S. Small Business Administration’s Paycheck Protection Program (the “PPP Loan”)	$185,785	$-

Senior secured convertible note to Craven House Capital North America LLC (Related Party), bearing interest at 3.0%. Note was issued on January 16, 2019 and either matured on January 14, 2020 or became convertible into 1,436,424 shares of the Company's common shares. The value of the beneficial conversion feature as of January 16, 2019 was zero*.	-	3,461,782

Promissory note issued by a financial institution, bearing interest at 9.09%, interest and principal payments due monthly of $323. Note is secured by an automobile and was issued on July 26, 2019 with original borrowings of $12,892. The note matures on August 26, 2023.	-	11,802

Promissory note issued by a financial institution, bearing interest at 5.85%, interest and principal payments due monthly of $10,932. Note was issued on May 31, 2018 with original borrowings of $608,000 and subsequent borrowings of $141,000 and repayments of $51,000. The note matures on May 30, 2025 and can be prepaid at any time without penalty. This note is secured by the Company’s inventory, chattel paper, accounts, equipment and general intangible intangibles and deposit accounts.	-	606,454

	$339,797	$4,149,578

As of September 30, 2020, minimum required annual principal payments are as follows:

Years Ending
December 31,
2020	57,755
2021	96,257
2022	185,785
2023	-
2024	-
After 2024	-
$339,797

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to make disclosures under this item.

Item 4.	Controls and Procedures

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2020. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of September 30, 2020 due to the following material weakness in internal control over financial reporting that existed as of December 31, 2019 and that continued to exist through September 30, 2020

The Company did not effectively segregate certain accounting duties due to the small size of its accounting staff.

A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Notwithstanding the determination that there was a material weakness as identified in this Quarterly Report, we believe that our consolidated financial statements contained in this Quarterly Report fairly present our financial position, results of operations and cash flows for the years covered hereby in all material respects.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not to date experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

On March 23, 2020, the Company entered into the Share Exchange Agreement with Hanfor and Hanfor Owner.  The Share Exchange Agreement contemplated a business combination transaction in which Hanfor Owner would transfer and assign to the Company all of the share capital of Hanfor in exchange for a number of shares of the Company’s common stock that would result in Hanfor Owner owning 86.5% of the outstanding common stock of the Company.  Under the agreement, Hanfor Owner was required to deliver to the Company audited financial statements for Hanfor for the 2019 and 2018 fiscal years, and such audited financial statements were required to be delivered by May 31, 2020 (subject to extension to June 30, 2020 under specified circumstances).  On July 14, 2020, the Company notified Hanfor and Hanfor Owner that the Company had terminated the Share Exchange Agreement due to Hanfor’s inability to provide audited financial statements by June 30, 2020.  Although the Company believes that it properly terminated the Share Exchange Agreement, on July 21, 2020, counsel to Hanfor Owner informed the Company that Hanfor Owner believes that the Company’s termination of the Share Exchange Agreement was not effected in accordance with the terms of the Share Exchange Agreement.  On October 23, 2020, an amended Schedule 13D was filed by Xueyuan Han, the principal owner of Hanfor, with respect his beneficial ownership of shares of common stock of the Company.  In the amended Schedule 13D, Mr. Han alleged, among other things, that the Company misinterpreted the termination provisions of the Share Exchange Agreement, that Hanfor is still within a cure period under the Share Exchange Agreement, and that Hanfor is purporting to appoint a director to the Company’s Board of Directors.  Following the filing of the amended Schedule 13D, the Company continues to believe that its termination of the Share Exchange Agreement was proper because, among other reasons, the failure of Hanfor to provide audited financial statements by June 30, 2020, was an uncurable default under the Share Exchange Agreement.  If the Company and Hanfor Owner cannot resolve this disagreement, any resulting formal legal dispute could have a material adverse effect on the Company’s business, financial conditions, and results of operation.

Our common shares could be delisted from the Nasdaq Capital Market.

On September 28, 2020, the Company received a notification letter from the Nasdaq Listing Qualifications department of The Nasdaq Stock Market LLC (“Nadaq”) stating that the Company has not regained compliance with Nasdaq Continued Listing Rule 5550(a)(2), which requires the Company’s listed securities to maintain a minimum bid price of $1.00 per share (the "Minimum Bid Price Rule"). The notification stated that the Company’s securities would be delisted from the Nasdaq Capital Market on March 29, 2021 unless the Company timely requested a hearing before a Nasdaq Hearing Panel.

If the Company is not in compliance by March 29, 2021, the Company may be afforded a second 180-calendar day period to regain compliance. To qualify, the Company would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, except for Minimum Bid Price Rule. In addition, the Company would be required to notify Nasdaq of its intention to cure the minimum bid price deficiency during the second compliance period, by effecting a reverse stock split, if necessary. If the Company does not regain compliance within the allotted 180-day compliance period and is not eligible for a second 180-day compliance period, the Company’s common stock would be subject to delisting unless it requested a hearing before an independent Nasdaq Hearings Panel. A request for a hearing would stay any suspension or delisting action pending the hearing and any additional extension period granted by the Panel. The Company intends to monitor the closing bid price of the Company’s common stock and consider its available options to resolve the non-compliance with the minimum bid price requirement. The Company’s receipt of the notice does not affect the Company’s business, operations or reporting requirements with the Securities and Exchange Commission. However, there can be no assurance that the Company will be able to regain compliance with the minimum bid price requirement or will otherwise be in compliance with other Nasdaq listing criteria.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities.

None.

(b) Use of Proceeds.

None.

(c) Repurchase of Securities.

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None

Item 6.	Exhibits

The following documents are filed as a part of this report or are incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION

4.1	Form of Common Warrant (incorporated by reference from Exhibit 4.1 to the Form 8-K filed on August 18, 2020)
4.1	Form of Pre-Funded Warrant (incorporated by reference from Exhibit 4.2 to the Form 8-K filed on August 18, 2020)
10.1

Amended and Restated Employment Agreement, dated September 30, 2020, by and between the Company and Bruce M. Rodgers (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on October 2, 2020)

10.2

Amended and Restated Employment Agreement, dated September 30, 2020, by and between the Company and Richard Russell (incorporated by reference from Exhibit 10.2 to the Form 8-K filed on October 2, 2020)

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

LM FUNDING AMERICA, INC.

Date: November 16, 2020	By:	/s/ Bruce M. Rodgers
Bruce M. Rodgers
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: November 16, 2020	By:	/s/ Richard Russell
Richard Russell
Chief Financial Officer
(Principal Accounting Officer)