Form 10-K
period 2020-12-31
LM FUNDING AMERICA, INC.
filed 2021-03-31
CIK 1640384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-37605

LM FUNDING AMERICA, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	47-3844457
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1200 Platt Street Suite 1000 Tampa, FL	33602
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (813) 222-8996

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading symbol	Name of each exchange on which registered
Common Stock par value $0.001 per share	LMFA	The Nasdaq Stock Market LLC

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of voting and nonvoting common equity held by non-affiliates of the Registrant, as of June 28, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $6,943,000 based on the closing sales price as reported on the NASDAQ Capital Market as of such date.

The number of shares of the Registrant’s common stock outstanding as of March 15, 2021 was 26,982,980.

PART I

Item 1. Business.

LM Funding America, Inc. (“we”, “our”, “LMFA”, or the “Company”) is a specialty finance company that is engaged primarily in the business of providing funding to nonprofit community associations, with a focus on associations in the State of Florida.  We offer incorporated nonprofit community associations, which we refer to as “Associations,” a variety of financial products customized to each Association’s financial needs. Our original product offering consists of providing funding to Associations by purchasing their rights under delinquent accounts that are selected by the Associations arising from unpaid Association assessments. Historically, we provided funding against such delinquent accounts, which we refer to as “Accounts,” in exchange for a portion of the proceeds collected by the Associations from the account debtors on the Accounts. In addition to our original product offering, we also purchase Accounts on varying terms tailored to suit each Association’s financial needs, including under our New Neighbor Guaranty™ program. In addition to the foregoing business, we are exploring other specialty finance business opportunities that are complementary to or that can leverage our historical business.

Our Specialty Finance Products

We offer Associations” a variety of financial products customized to each Association’s financial needs. Our original product offering consists of providing funding to Associations by purchasing their rights under delinquent accounts that are selected by the Associations arising from unpaid Association assessments. Historically, we provided funding against such delinquent accounts, which we refer to as “Accounts,” in exchange for a portion of the proceeds collected by the Associations from the account debtors on the Accounts. In addition to our original product offering, we have started purchasing Accounts on varying terms tailored to suit each Association’s financial needs, including under our New Neighbor Guaranty™ program.

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

New Neighbor Guaranty

In 2012, we developed an additional product, the New Neighbor Guaranty, wherein an Association assigns substantially all of its outstanding indebtedness and accruals on its delinquent units to us in exchange for payments in an amount equal to the regular ongoing monthly or quarterly assessments for delinquent units when those amounts would be due to the Association. We assume both the payment and collection obligations for these assigned Accounts under this product. This simultaneously eliminates an Association’s balance sheet bad debts and assists the Association to meet its budget by receiving guaranteed assessment payments on its delinquent units and relieving the Association from paying legal fees and costs to collect its bad debts. We believe that the combined features of the product enhance the value of the underlying real estate in an Association and the value of an Association’s delinquent receivables.

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

Recent Developments

Entry into and Termination of Hanfor Share Exchange Agreement

On March 23, 2020, the Company entered into a Share Exchange Agreement, (the “Share Exchange Agreement”) with Hanfor (Cayman) Limited, a Cayman Islands exempted company (“Hanfor”), and BZ Industrial Limited, a British Virgin Islands business company and the sole stockholder of Hanfor (“Hanfor Owner”).  The Share Exchange Agreement contemplated a business combination transaction in which Hanfor Owner would transfer and assign to the Company all of the share capital of Hanfor in exchange for a number of shares of the Company’s common stock that would result in Hanfor Owner owning 86.5% of the outstanding common stock of the Company.

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

On July 14, 2020, the Company notified Hanfor and Hanfor Owner that the Company had elected to terminate the Share Exchange Agreement due to Hanfor’s inability to provide audited financial statements by June 30, 2020.  Although the Company believes that it properly terminated the Share Exchange Agreement, on July 21, 2020, former counsel to Hanfor Owner informed the Company that Hanfor Owner believes that the Company’s termination of the Share Exchange Agreement was not effected in accordance with the terms of the Share Exchange Agreement.

In addition, on October 23, 2020, an amended Schedule 13D was filed by Xueyuan Han, the principal owner of Hanfor, with respect to his beneficial ownership of shares of common stock of the Company.  In the amended Schedule 13D, Mr. Han alleged, among other things, that the Company misinterpreted the termination provisions of the Share Exchange Agreement, that Hanfor is still within a cure period under the Share Exchange Agreement, and that Hanfor was purporting to appoint a director to the Company’s Board of Directors.  Following the filing of the amended Schedule 13D, the Company continues to believe that its termination of the Share Exchange Agreement was proper because, among other reasons, the failure of Hanfor to provide audited financial statements by June 30, 2020, was an uncurable default under the Share Exchange Agreement.  Furthermore, the Company was informed by Hanfor prior to such termination that Hanfor would be unable to provide audited financial statements for Hanfor for the foreseeable future because of ongoing legal issues in China.  As a result, the Company believes that the purported appointment of Mr. Han to the Company’s Board of Directors was improper and therefore took no action in response to the Schedule 13D

On January 11, 2021, the Company received a letter from newly engaged outside counsel to Hanfor and Hanfor Owner alleging that the Company’s termination of the Share Exchange Agreement constituted a breach of contract and/or was invalid and further alleging breach of fiduciary duty by the Company’s Chief Executive Officer and Chief Financial Officer.  Such letter demanded $1,250,000 (the amount of Hanfor Owner’s investment in common stock of the Company) plus interest and threatened legal action against the Company and the Company’s Chief Executive Officer and Chief Financial Officer.  Following the receipt of that letter, on or around January 27, 2021, the Company assisted Hanfor Owner with the removal of the restrictive legend from the shares of Company common stock owned by Hanfor Owner in accordance with SEC Rule 144 to enable the sale thereof by Hanfor Owner, at which time Hanfor Owner’s counsel indicated in writing that Hanfor Owner may have remaining damages.  However, there have been no further communications from Hanfor, Hanfor Owner, or their counsel subsequent to the communications that occurred on or around January 27, 2021 and the Company.

Nasdaq Listing

On March 27, 2020, the Company received a notification letter from the Nasdaq Listing Qualifications department of The Nasdaq Stock Market LLC (“Nasdaq”) stating that the Company has not regained compliance with Nasdaq Continued Listing Rule 5550(a)(2), which requires the Company’s listed securities to maintain a minimum bid price of $1.00 per share (the "Minimum Bid Price Rule"). The notification stated that the Company’s securities would be delisted from the Nasdaq Capital Market on April 7, 2020 unless the Company timely requested a hearing before a Nasdaq Hearing Panel.  The Company timely requested a hearing.  However, on April 16, 2020, Nasdaq suspended any enforcement actions relating to bid price issues through June 30, 2020. On July 1, 2020, the Company received a letter from Nasdaq stating that the Company had regained compliance with the Minimum Bid Price Rule because the closing price for the Company’s common stock was $1.00 per share or greater for ten (10) consecutive business days.

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

On September 28, 2020, the Company received a notification letter from the Nasdaq Listing Qualifications department of Nasdaq stating that the Company was not in compliance with the Minimum Bid Price Rule. The notification stated that the Company’s securities would be delisted from the Nasdaq Capital Market on March 29, 2021 unless the Company timely requested a hearing before a Nasdaq Hearing Panel.  On February 5, 2021, the Company received a letter from Nasdaq stating that the Company had regained compliance with the Minimum Bid Price Rule because the closing price for the Company’s common stock was $1.00 per share or greater for ten (10) consecutive business days.

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

Registered Public Offering

On August 18, 2020, in connection with an underwritten public offering, we raised approximately $8.2 million in net proceeds by issuing 8.5 million shares of common stock, the exercise of 1.7 million pre-funded warrants and 11.2 million warrants to purchase shares of common stock. Holders of the warrants subsequently exercised such warrants for 150,000 shares of common stock for $135 thousand during the twelve months ended December 31, 2020.  Holders of the warrants subsequently exercised such warrants for 11,013,500 shares of common stock for $9.6 million during the two months ended February 28, 2021.

Sponsorship of LMF Acquisition Opportunities, Inc.

On January 28, 2021, LMF Acquisition Opportunities, Inc. (“LMF Acquisition”), a special purpose acquisition company organized by the Company, announced the closing of an initial public offering of units (“Units”).  In the initial public offering, LMF Acquisition sold an aggregate of 10,350,000 Units at a price of $10.00 per unit, resulting in total gross proceeds of $103,500,000.  Each Unit consisted of one share of Class A common stock and one redeemable warrant, with each warrant entitling the holder thereof to purchase one share of Class A common stock of LMF Acquisition at a price of $11.50 per share. LMFAO Sponsor, LLC (“Sponsor”), a subsidiary in which the Company owns approximately 70% of the equity and for which the Company is the sole manager, served as the sponsor for LMF Acquisition’s initial public offering.

Sponsor was organized by, and its initial capital contribution was contributed by, the Company and the Company’s executive officers.  The Company’s executive officers and LMF Acquisition’s directors collectively own an approximately 30% nonvoting equity interest in Sponsor, and LMF Acquisition is managed by the Company’s management team.  In connection with the initial public offering of LMF Acquisition, the Company loaned $5.7 million to Sponsor in an intercompany loan, which Sponsor used to purchase an aggregate of approximately 5.7 warrants of LMF Acquisition.  Prior to a business combination by LMF Acquisition, Sponsor holds 100% of the shares of Class B common stock outstanding of LMF Acquisition. The Class B shares equal approximately 20% of the outstanding common stock of LMF Acquisition. Upon the successful completion of a business combination by LMF Acquisition, the proforma ownership of the new company will vary depending on the business combination terms.  If LMF Acquisition does not successfully complete a business combination in 18 months from its initial public offering (subject to potential extension of up to 21 months) or if the business combination is not successful, the Company can lose its entire investment in Sponsor.

Transactions with Borqs

On December 14, 2020, the Company entered into a Master Loan Receivables Purchase and Assignment Agreement (the “Purchase Agreement”) under which the Company agreed to purchase up to $18 million of loan receivables of Borqs Technologies, Inc. (NASDAQ: BRQS), a British Virgin Islands company (“Borqs”), from Borqs’ senior lenders, Partners for Growth IV, L.P. and Partners for Growth V. L.P.  As a part of the transaction, the Company entered into a Settlement Agreement, dated December 14, 2020 (the “Settlement Agreement”), with Borqs pursuant to which Borqs was obligated to issue shares of Borqs common stock to the Company (the “Settlement Shares”), in one or more tranches, in settlement of the loan receivables acquired by the Company under the Purchase Agreement.  This transaction was completed on February 11, 2021 and the Company realized $5.7 million from the transaction.

In a separate transaction that was funded after December 31, 2020 and as previously disclosed, on December 16, 2020, LMFA and Esousa Holdings, LLC, a private investor (the “Investor”) entered into a Loan Agreement (the “Loan Agreement”) pursuant to which the Investor agreed to provide consulting services and make one or more non-recourse loans to the Company in a principal amount of up to the purchase price of the Borqs loan receivables purchased by LMFA.  The Loan Agreement does not provide a fixed rate of interest, and the Company and Investor agreed to split the net proceeds from the Company’s sale of the Settlement Shares, with the Company receiving one-third of the net proceeds after a return of Investor’s principal and the Investor receiving return of principal plus two-thirds of the net proceeds thereafter.

In an additional transaction on February 24, 2021, the Company entered into a specialty finance transaction with Borqs, under which the Company agreed to purchase Senior Secured Convertible Promissory Notes of Borqs (the “Borqs Notes”) up to an aggregate principal amount of $5 million.  The Borqs Notes are due in two years, have an annual interest rate of 8%, are convertible into ordinary shares of Borqs at a 10% discount from the market price, and have 90% warrant coverage (with the warrants exercisable at 110% of the conversion price.  One-third of the Borqs Notes ($1,666,500) were funded by the Company at the execution of definitive agreements for the transaction, and two-thirds of the Borqs Notes ($3,333,500) to be purchased by the Company are required to be purchased and funded upon the satisfaction of certain conditions, including effectiveness of a registration statement to be filed by Borqs by April 15, 2021.

Employees

As of March 31, 2021, we had 8 employees all of which are full-time.

Corporate Information

The Company was originally organized in January 2008 as a Florida limited liability company under the name LM Funding, LLC. Prior to our initial public offering in 2015, all of our business was conducted through LM Funding, LLC and its subsidiaries. Immediately prior to our initial public offering in October 2015, the members of the LM Funding, LLC contributed all of their membership interests to LM Funding America, Inc., a Delaware corporation incorporated on April 20,

2015, in exchange for shares of the common stock of the Company. Immediately after such contribution and exchange, the former members of LM Funding, LLC became the holders of 100% of the issued and outstanding common stock of the Company, thereby making LM Funding, LLC a wholly-owned subsidiary of the Company.

The Company organized two new subsidiaries in 2020: LMFA Financing LLC, a Florida limited liability company on November 21, 2020 and LMFAO Sponsor LLC on October 29, 2020. LMFAO Sponsor LLC, a Florida limited liability company organized a subsidiary LMF Acquisition Opportunities Inc., on October 29, 2020.

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

A potential legal dispute between Hanfor Owner and the Company could have material adverse effects on our business, financial condition, and results of operations.

On March 23, 2020, the Company entered into the Share Exchange Agreement with Hanfor and Hanfor Owner. The Share Exchange Agreement contemplated a business combination transaction in which Hanfor Owner would transfer and assign to the Company all of the share capital of Hanfor in exchange for a number of shares of the Company’s common stock that would result in Hanfor Owner owning 86.5% of the outstanding common stock of the Company. Under the agreement, Hanfor Owner was required to deliver to the Company audited financial statements for Hanfor for the 2019 and 2018 fiscal years, and such audited financial statements were required to be delivered by May 31, 2020 (subject to extension to June 30, 2020 under specified circumstances). On July 14, 2020, the Company notified Hanfor and Hanfor Owner that the Company had terminated the Share Exchange Agreement due to Hanfor’s inability to provide audited financial statements by June 30, 2020. Although the Company believes that it properly terminated the Share Exchange Agreement, on July 21, 2020, counsel to Hanfor Owner informed the Company that Hanfor Owner believes that the Company’s termination of the Share Exchange Agreement was not effected in accordance with the terms of the Share Exchange Agreement. On October 23, 2020, an amended Schedule 13D was filed by Xueyuan Han, the principal owner of Hanfor, with respect his beneficial ownership of shares of common stock of the Company. In the amended Schedule 13D, Mr. Han alleged, among other things, that the Company misinterpreted the termination provisions of the Share Exchange Agreement, that Hanfor is still within a cure period under the Share Exchange Agreement, and that Hanfor was purporting to appoint a director to the Company’s Board of Directors.

On January 11, 2021, the Company received a letter from outside counsel to Hanfor and Hanfor Owner alleging that the Company’s termination of the Share Exchange Agreement constituted a breach of contract and/or was invalid and further alleging breach of fiduciary duty by the Company’s Chief Executive Officer and Chief Financial Officer.  Such letter demanded $1,250,000 (the amount of Hanfor Owner’s investment in common stock of the Company) plus interest and threatened legal action against the Company and the Company’s Chief Executive Officer and Chief Financial Officer.  Following the receipt of that letter, on or around January 27, 2021, the Company assisted Hanfor Owner with the removal of the restrictive legend from the shares of Company common stock owned by Hanfor Owner in accordance with SEC Rule 144 to enable the sale thereof by Hanfor Owner, at which time Hanfor Owner’s counsel indicated in writing that Hanfor Owner may have remaining damages.  However, there have been no further communications from Hanfor, Hanfor Owner, or their counsel subsequent to the communications that occurred on or around January 27, 2021. If Hanfor Owner pursues a legal action against the Company, any resulting legal proceeding may have a material adverse effect on the Company’s business, results of operations, and financial condition.

Our investments in other businesses and entry into new business ventures may adversely affect our operations.

We previously made and subsequently disposed of, and may in the future acquire, interests in companies or may commence operations in businesses and industries that are not identical to those with which we have historically engaged. If these investments or arrangements are not successful, our earnings could be materially adversely affected by increased expenses and decreased revenues.

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

Sales of a substantial number of shares of our common stock in the public market could cause a decrease in the market price of our common stock. We had 26,982,980 shares of common stock issued and outstanding as of March 15, 2021.  We may issue additional shares in connection with our business and may grant stock options to our employees, officers, directors and consultants under our stock option plans or warrants to third parties. If a significant portion of these shares were sold in the public market, the market value of our common stock could be adversely affected.

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

Although we utilize our proprietary software and in-house staff to track, monitor, and direct the collection of our Accounts, we depend upon third-party law firms to perform the collection work. As a result, we are dependent upon the efforts of our third-party law firms, particularly Business Law Group, P.A. (“BLG”) to service and collect our Accounts. As of December 31, 2020, BLG was responsible for servicing over 98% of our Accounts. Our revenues and profitability could be materially affected if:

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

Currently all of our Accounts are located in Florida. But because our Accounts are generally originated and collected pursuant to a variety of federal and state laws by a variety of third parties and may involve consumers in all 50 states, the District of Columbia and Puerto Rico, there can be no assurance that all Associations and their management companies, legal counsel, collections agencies and others have at all times been in compliance with all applicable laws relating to the collection of Accounts. Additionally, there can be no assurance that we or our law firms have been or will continue to be at all times in compliance with all applicable laws. Failure to comply with applicable laws could materially adversely affect our ability to collect our Accounts and could subject us to increased costs, fines, and penalties. Furthermore, changes in state law regarding the lien priority status of delinquent Association assessments could materially and adversely affect our business. Currently all of our Accounts are located in Florida,

Class action suits and other litigation could divert our management’s attention from operating our business, increase our expenses, and otherwise harm our business.

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

Our primary business relates to revenues from Accounts purchased by us, which are all based in Florida, and our primary source of revenue consists of payments made by condominium and home owners to satisfy the liens against their condominiums and homes. As of December 31, 2020 and December 31, 2019, Florida represented 100% of our Accounts. An economic recession, adverse market conditions in Florida, and/or significant property damage caused by hurricanes, tornadoes or other inclement weather could adversely affect the ability of these condominium and home owners to satisfy the liens against their condominiums and homes, which could, in turn, have a material adverse effect on our financial condition and results of operations.

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

Risk Related to our Investment in LMF Acquisition Opportunities, Inc.

We have made a significant investmen, through an intercompany loan, in a subsidiary that is the sponsor of a blank check company commonly referred to as a special purpose acquisition company (“SPAC”), and will suffer the loss of all of our investment if the SPAC does not complete an acquisition within 18 months (subject to an extension of up to 21 months).

In January 2021, we made an intercompany loan of $5.7 million to a majority owned subsidiary, LMFAO Sponsor, LLC (“Sponsor”), that served as the sponsor of LMF Acquisition Opportunities, Inc., a special purpose acquisition company (“LMF Acquisition”). The loan was made to fund Sponsor’s purchase of private placement warrants of LMF Acquisition as a part of the sponsorship of LMF Acquisition. Prior to a business combination by LMF Acquisition, Sponsor holds 100% of the shares of Class B common stock outstanding of LMF Acquisition. The Class B shares equal approximately 20% of the outstanding common stock of LMF Acquisition. The Company owns approximately a 70% interest in the Sponsor. Upon the successful completion of a business combination by LMF Acquisition, the proforma ownership of the new company will vary depending on the business combination terms.

There is no assurance that LMF Acquisition will be successful in completing a business combination or that any business combination will be successful. The Company can lose its entire investment in Sponsor if a business combination is not completed within 18 months (subject to potential extension to up to 21 months) or if the business combination is not successful, which may materially adversely impact our stockholder value.

Risks Relating to our Securities

Our common shares and warrants could be delisted from the Nasdaq Capital Market.

Over the past two years, the Company has received notification letters from Nasdaq stating that the Company was not in compliance with Nasdaq Continued Listing Rule 5550(a)(2), which requires the Company’s listed securities to maintain a minimum bid price of $1.00 per share.

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

Sales of a substantial number of shares of our common stock in the public market could cause a decrease in the market price of our common stock. We had authorized 30,000,000 shares of common stock and 5,000,000 share of preferred stock as of December 31, 2020 and December 31, 2019.

We had 15,418,801 and 3,134,261 shares of common stock issued and outstanding as of December 31, 2020 and December 31, 2019, respectively. In addition, pursuant to our 2015 Omnibus Incentive Plan, options to purchase 19,300 and 19,300 respectively, shares of our common stock were outstanding as of December 31, 2020 and December 31, 2019, of which 15,133 and 11,800, respectively were exercisable.

There were 13,590,059 and 3,959,287 warrants issued and outstanding as of December 31, 2020 and December 31, 2019, respectively that allowed for the issuance of 13,590,059 and 2,879,287 shares, respectively. On April 2, 2018 we issued warrants (initially to purchase 143,587 shares that were subsequently adjusted per the terms of the agreement for a reverse stock split and issuance of new common shares) to purchase 777,059 shares of our common stock in conjunction with a $500,000 senior secured indebtedness transaction. On October 31, 2018, the Company issued warrants as part of its secondary offering that allowed for the right to purchase 2,500,000 shares of common stock at an exercise price of $2.64 which was subsequently adjusted downward (per the terms of the agreement for a reverse stock split and issuance of new common shares) to $0.6721 per share. The remaining 1,638,000 warrants have an average remaining life of 2.8 years as of December 31, 2020. These warrants expire in the year 2023.  On May 1, 2019, as a result of an underwriter agreement, we issued warrants to purchase 125,000 shares at an exercise price of $2.40 which was subsequently adjusted downward (per the terms of the agreement for a reverse stock split and issuance of new common shares) to $0.6721 pe share. The 125,000 warrants have an average remaining life of 4.6 years as of December 31, 2020. These warrants expire in the year 2025.   On August 18, 2020, the Company issued warrants as part of its secondary offering that allowed for the right to purchase 11,200,000 shares of common stock at an exercise price of $0.90 per share. The remaining 11,050,000 warrants have an average remaining life of 4.6 years as of December 31, 2020. These warrants expire in the year 2025.

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

The market price and trading volume of our shares of common stock may be volatile and you may not be able to resell your shares of common stock (as the case may be) at or above the price you paid for them.

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

We cannot assure you that securities analysts will ever cover our company. As of December 31, 2020, no securities analyst covers our company. If securities analysts do not cover our company, this lack of coverage may adversely affect the trading price of our securities. In the event that securities analysts begin to cover our company, the trading market for our securities will rely in part on the research and reports that such securities analysts publish about us and our business. If one or more of the analysts who cover our company downgrades our securities, the trading price of our securities may decline. If one or more of these analysts then ceases to cover our company, we could lose visibility in the market, which, in turn, could also cause the trading price of our securities to decline. Further, because of our small market capitalization, it may be difficult for us to attract securities analysts to cover our company, which could significantly and adversely affect the trading price of our securities.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our executive and administrative offices are located in Tampa, Florida, where we lease approximately 5,600 square feet of general office space for approximately $8,100 per month, plus utilities. The lease began July 15, 2019 and expires on July 31, 2022.

Item 3. Legal Proceedings.

We are not currently a party to material litigation proceedings, and we are not subject to any known material threatened legal proceedings other than described under Note 1 of our Consolidated Financial Statements included herein under the caption “Entry into and Termination of Hanfor Share Exchange Agreement.”  Notwithstanding the foregoing, we frequently become a party to litigation in the ordinary course of business, including either the prosecution or defense of claims arising from contracts by and between us and client Associations. Regardless of the outcome, litigation can have an adverse impact on us because of prosecution, defense, and settlement costs, diversion of management resources and other factors.

Item 4. Mine Safety Disclosures.

None

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock quoted on the Nasdaq Capital Market under the symbols “LMFA”. On December 31, 2020 there were 3 holders of record of our common stock.

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

•	our ability to retain the listing of our securities on the Nasdaq Capital market,
•	our ability to purchase defaulted consumer receivables at appropriate prices,
•	competition to acquire such receivables,
•	our dependence upon third party law firms to service our accounts,
•	our ability to obtain funds to purchase receivables,
•	our ability to manage growth or declines in the business,
•	changes in government regulations that affect our ability to collect sufficient amounts on our defaulted consumer receivables,
•	the impact of class action lawsuits and other litigation on our business or operations,
•	our ability to keep our software systems updated to operate our business,

•	our ability to employ and retain qualified employees,
•	our ability to establish and maintain internal accounting controls,
•	changes in the credit or capital markets,
•	changes in interest rates,
•	deterioration in economic conditions,
•	negative press regarding the debt collection industry which may have a negative impact on a debtor’s willingness to pay the debt we acquire,
•	the spread of the novel coronavirus (COVID-19), its impact on the economy generally and, more specifically, the specialty finance industry, and
•	other factors set forth under “Risk Factors” in this report.

Except as required by law, we assume no duty to update or revise any forward-looking statements.

Overview

The Company is a specialty finance company that is engaged primarily in the business of providing funding to nonprofit community associations, with a focus on associations in the State of Florida.  We offer incorporated nonprofit community associations, which we refer to as “Associations,” a variety of financial products customized to each Association’s financial needs. Our original product offering consists of providing funding to Associations by purchasing their rights under delinquent accounts that are selected by the Associations arising from unpaid Association assessments. Historically, we provided funding against such delinquent accounts, which we refer to as “Accounts,” in exchange for a portion of the proceeds collected by the Associations from the account debtors on the Accounts. In addition to our original product offering, we also purchase Accounts on varying terms tailored to suit each Association’s financial needs, including under our New Neighbor Guaranty™ program. In addition to the foregoing business, we are exploring other specialty finance business opportunities that are complementary to or that can leverage our historical business.

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

New Neighbor Guaranty

In 2012, we developed an additional product, the New Neighbor Guaranty, wherein an Association assigns substantially all of its outstanding indebtedness and accruals on its delinquent units to us in exchange for payments in an amount equal to the regular ongoing monthly or quarterly assessments for delinquent units when those amounts would be due to the Association. We assume both the payment and collection obligations for these assigned Accounts under this product. This simultaneously eliminates an Association’s balance sheet bad debts and assists the Association to meet its budget by receiving guaranteed assessment payments on its delinquent units and relieving the Association from paying legal fees and costs to collect its bad debts. We believe that the combined features of the product enhance the value of the underlying real estate in an Association and the value of an Association’s delinquent receivables.

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

Recent Developments

Entry into and Termination of Hanfor Share Exchange Agreement

On March 23, 2020, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Hanfor (Cayman) Limited, a Cayman Islands exempted company (“Hanfor”), and BZ Industrial Limited, a British Virgin Islands business company and the sole stockholder of Hanfor (“Hanfor Owner”).  The Share Exchange Agreement contemplated a business combination transaction in which Hanfor Owner would transfer and assign to the Company all of the share capital of Hanfor in exchange for a number of shares of the Company’s common stock that would result in Hanfor Owner owning 86.5% of the outstanding common stock of the Company.

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

On July 14, 2020, the Company notified Hanfor and Hanfor Owner that the Company had elected to terminate the Share Exchange Agreement due to Hanfor’s inability to provide audited financial statements by June 30, 2020.  Although the Company believes that it properly terminated the Share Exchange Agreement, on July 21, 2020, former counsel to Hanfor Owner informed the Company that Hanfor Owner believes that the Company’s termination of the Share Exchange Agreement was not effected in accordance with the terms of the Share Exchange Agreement

In addition, on October 23, 2020, an amended Schedule 13D was filed by Xueyuan Han, the principal owner of Hanfor, with respect to his beneficial ownership of shares of common stock of the Company.  In the amended Schedule 13D, Mr. Han alleged, among other things, that the Company misinterpreted the termination provisions of the Share Exchange Agreement, that Hanfor is still within a cure period under the Share Exchange Agreement, and that Hanfor is purporting to appoint a director to the Company’s Board of Directors.  Following the filing of the amended Schedule 13D, the Company continued to believe that its termination of the Share Exchange Agreement was proper and therefore took no action in response to the Schedule 13D.

On January 11, 2021, the Company received a letter from newly engaged outside counsel to Hanfor and Hanfor Owner alleging that the Company’s termination of the Share Exchange Agreement constituted a breach of contract and/or was invalid and further alleging breach of fiduciary duty by the Company’s Chief Executive Officer and Chief Financial Officer.  Such letter demanded $1,250,000 (the amount of Hanfor Owner’s investment in common stock of the Company) plus interest and threatened legal action against the Company and the Company’s Chief Executive Officer and Chief Financial Officer.  Following the receipt of that letter, on or around January 27, 2021, the Company assisted Hanfor Owner with the removal of the restrictive legend from the shares of Company common stock owned by Hanfor Owner in accordance with SEC Rule 144 to enable the sale thereof by Hanfor Owner, at which time Hanfor Owner’s counsel indicated in writing that Hanfor Owner may have remaining damages.  However, there have been no further communications from Hanfor, Hanfor Owner, or their counsel subsequent to the communications that occurred on or around January 27, 2021.

Nasdaq Listing

On March 27, 2020, the Company received a notification letter from the Nasdaq Listing Qualifications department of The Nasdaq Stock Market LLC (“Nasdaq”) stating that the Company has not regained compliance with Nasdaq Continued Listing Rule 5550(a)(2), which requires the Company’s listed securities to maintain a minimum bid price of $1.00 per share (the "Minimum Bid Price Rule"). The notification stated that the Company’s securities would be delisted from the Nasdaq Capital Market on April 7, 2020 unless the Company timely requested a hearing before a Nasdaq Hearing Panel.  The Company has timely requested a hearing.  However, on April 16, 2020, Nasdaq suspended any enforcement actions relating to bid price issues through June 30, 2020. On July 1, 2020, the Company received a letter from Nasdaq stating that the Company regained compliance with the Minimum Bid Price Rule because the closing price for the Company’s common stock was $1.00 per share or greater for ten (10) consecutive business days.

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

On September 28, 2020, the Company received a notification letter from the Nasdaq Listing Qualifications department of Nasdaq stating that the Company was not in compliance with the Minimum Bid Price Rule. The notification stated that the Company’s securities would be delisted from the Nasdaq Capital Market on March 29, 2021 unless the Company timely requests a hearing before a Nasdaq Hearing Panel.  Nasdaq stating that the Company was not in compliance with the Minimum Bid Price Rule. The notification stated that the Company’s securities would be delisted from the Nasdaq Capital Market on March 29, 2021 unless the Company timely requested a hearing before a Nasdaq Hearing Panel.  On February 5, 2021, the Company received a letter from Nasdaq stating that the Company had regained compliance with the Minimum Bid Price Rule because the closing price for the Company’s common stock was $1.00 per share or greater for ten (10) consecutive business days.

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

Public Share Offering

In connection with an underwritten public offering on August 18, 2020, the Company issued (i) 8,300,000 units (the “Units”) with each Unit consisting of one share of common stock, par value $0.001 per share (the “Common Stock”) and one warrant to purchase one share of common stock (the “Common Warrants”), and (ii) 1,700,000 pre-funded units (the “Pre-Funded Units”), with each pre-funded unit being comprised of one pre-funded warrant to purchase one share of common stock at an exercise price of $.01 per share (the “Pre-Funded Warrants”) and one warrant to purchase one share of common stock.  Each

Unit was sold for a price of $0.90 per Unit, and each Pre-Funded Unit was sold for a price of $0.89 per Pre-Funded Unit.  Pursuant to an over-allotment option in the underwriting agreement, the Company sold an additional 200,000 shares of Common Stock.  The gross proceeds of the offering were approximately $8,198,000. During the twelve months ended December 31, 2020, Common Warrants to purchase 150,000 shares were exercised for $135,000.

Sponsorship of LMF Acquisition Opportunities, Inc.

On January 28, 2021, LMF Acquisition Opportunities, Inc. (“LMF Acquisition”), a special purpose acquisition company organized by the Company, announced the closing of an initial public offering of units (“Units”).  In the initial public offering, LMF Acquisition sold an aggregate of 10,350,000 Units at a price of $10.00 per unit, resulting in total gross proceeds of $103,500,000.  Each Unit consisted of one share of Class A common stock and one redeemable warrant, with each warrant entitling the holder thereof to purchase one share of Class A common stock of LMF Acquisition at a price of $11.50 per share. LMFAO Sponsor, LLC (“Sponsor”), a subsidiary in which the Company owns approximately 70% of the equity and for which the Company is the sole manager, served as the sponsor for LMF Acquisition’s initial public offering.

Sponsor was organized by, and its initial capital contribution was contributed by, the Company and the Company’s executive officers.  The Company’s executive officers and LMF Acquisition’s directors collectively own an approximately 30% nonvoting equity interest in Sponsor, and LMF Acquisition is managed by the Company’s management team.  In connection with the initial public offering of LMF Acquisition, the Company loaned $5.7 million to Sponsor in an intercompany loan, which Sponsor used to purchase an aggregate of approximately 5.7 warrants of LMF Acquisition.  Prior to a business combination by LMF Acquisition, Sponsor holds 100% of the shares of Class B common stock outstanding of LMF Acquisition. The Class B shares equal approximately 20% of the outstanding common stock of LMF Acquisition. Upon the successful completion of a business combination by LMF Acquisition, the proforma ownership of the new company will vary depending on the business combination terms.  If LMF Acquisition does not successfully complete a business combination in 18 months from its initial public offering (subject to potential extension of up to 21 months) or if the business combination is not successful, the Company can lose its entire investment in Sponsor.

Transactions with Borqs

On December 14, 2020, the Company entered into a Master Loan Receivables Purchase and Assignment Agreement (the “Purchase Agreement”) under which the Company agreed to purchase up to $18 million of loan receivables of Borqs Technologies, Inc. (NASDAQ: BRQS), a British Virgin Islands company (“Borqs”), from Borqs’ senior lenders, Partners for Growth IV, L.P. and Partners for Growth V. L.P.  As a part of the transaction, the Company entered into a Settlement Agreement, dated December 14, 2020 (the “Settlement Agreement”), with Borqs pursuant to which Borqs was obligated to issue shares of Borqs common stock to the Company (the “Settlement Shares”), in one or more tranches, in settlement of the loan receivables acquired by the Company under the Purchase Agreement.  This transaction was completed on February 11, 2021 and the Company realized $5.7 million from the transaction.

In a separate transaction that was funded after December 31, 2020 and as previously disclosed, on December 16, 2020, LMFA and Esousa Holdings, LLC, a private investor (the “Investor”) entered into a Loan Agreement (the “Loan Agreement”) pursuant to which the Investor agreed to provide consulting services and make one or more non-recourse loans to the Company in a principal amount of up to the purchase price of the Borqs loan receivables purchased by LMFA.  The Loan Agreement does not provide a fixed rate of interest, and the Company and Investor agreed to split the net proceeds from the Company’s sale of the Settlement Shares, with the Company receiving one-third of the net proceeds after a return of Investor’s principal and the Investor receiving return of principal plus two-thirds of the net proceeds thereafter.

In an additional transaction on February 24, 2021, the Company entered into a specialty finance transaction with Borqs, under which the Company agreed to purchase Senior Secured Convertible Promissory Notes of Borqs (the “Borqs Notes”) up to an aggregate principal amount of $5 million.  The Borqs Notes are due in two years, have an annual interest rate of 8%, are convertible into ordinary shares of Borqs at a 10% discount from the market price, and have 90% warrant coverage (with the warrants exercisable at 110% of the conversion price.  One-third of the Borqs Notes ($1,666,500) were funded by the Company at the execution of definitive agreements for the transaction, and two-thirds of the Borqs Notes ($3,333,500) to be purchased by the Company are required to be purchased and funded upon the satisfaction of certain conditions, including effectiveness of a registration statement to be filed by Borqs by April 15, 2021.

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

Paycheck Protection Program Loan

On April 30, 2020, the Company obtained a $185,785 Paycheck Protection Program loan (“PPP Loan”). These business loans were established by the 2020 US Federal government Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) to help certain businesses, self-employed workers, sole proprietors, certain nonprofit organizations, and tribal businesses continue paying their workers.

The Paycheck Protection Program allows entities to apply for low interest private loans to pay for their payroll and certain other costs. The loan proceeds will be used to cover payroll costs, rent, interest, and utilities. The loan may be partially or fully forgiven if the Company keeps its employee counts and employee wages stable. The program was implemented by the U.S. Small Business Administration. The interest rate is 1.0% and has a maturity date of 2 years. We applied for loan and interest forgiveness in the fourth quarter of 2020.

Corporate History and Reorganization

The Company was originally organized in January 2008 as a Florida limited liability company under the name LM Funding, LLC. Prior to our initial public offering in 2015, all of our business was conducted through LM Funding, LLC and its subsidiaries. Immediately prior to our initial public offering in October 2015, the members of the LM Funding, LLC contributed all of their membership interests to LM Funding America, Inc., a Delaware corporation incorporated on April 20, 2015 (“LMFA”), in exchange for shares of the common stock of LMFA. Immediately after such contribution and exchange, the former members of LM Funding, LLC became the holders of 100% of the issued and outstanding common stock of LMFA, thereby making LM Funding, LLC a wholly-owned subsidiary of LMFA.

The Company organized two new subsidiaries in 2020: LMFA Financing LLC, a Florida limited liability company, on November 21, 2020, and LMFAO Sponsor LLC, a Florida limited liability company, on October 29, 2020. LMFAO Sponsor LLC organized a subsidiary, LMF Acquisition Opportunities Inc., on October 29, 2020.

Results of Operations

The Year Ended December 31, 2020 compared with the Year Ended December 31, 2019

Revenues

During the year ended December 31, 2020, total revenues decreased by $1.1 million, or 47%, to $1.3 million from $2.4 million in the year ended December 31, 2019.  The decrease is due in part to a decrease in interest, administrative and late fees collected during the year along with a reduction in rental revenues resulting from a reduced number of rental properties offset in part by a $0.1 million increase in recoveries in excess of cost revenue.

The decrease in interest, administrative and late fees was the result of a decrease in the average revenue collected per unit.  The average revenue per unit was down to $3,011 for the year ended December 31, 2020 compared with $5,195 for the year ended December 31, 2019.  There was also a 30% decrease in payoffs as the Company recorded approximately 351 payoff occurrences for the year ended December 31, 2020 compared with 502 payoff occurrences for the year ended December 31, 2019.  “Payoffs” consist of recovery of the entire legally collectible portion, or a settlement thereof, of our principal investment, accrued interest, and late fees owed to us from the proceeds of the Accounts collected by the Associations in accordance with our contracts with Associations.

Rental revenue (which includes sales of units) for the year ended December 31, 2020 was $0.2 million as compared to $0.4 million for the year ended December 31, 2019. There were 9 rental units in the portfolio as December 31, 2020 compared with 13 rental units as of December 31, 2019.

Operating Expenses

During the year ended December 31, 2020, operating expenses decreased by only $0.1 million, or 1.0%, to $5.3 million from $5.4 million for the year ended December 31, 2019. The net decrease increase in operating expenses can be attributed to various factors including a $1.65 million goodwill impairment that occurred in 2019, a $250 thousand reduction in real estate expenses and a $500 thousand recoupment of related party bad debt written off in 2017 offset in part by a $2.1 million increase in staff costs & payroll resulting from severance of $450 thousand, bonus of $630 thousand and a contract buyout of $819 thousand. There was also an increase in general and administrative expenses of $148 thousand as the result of the addition of increased D&O insurance and higher professional fees of $134 thousand. The charges for certain shared personnel totaled $240 thousand in 2020 versus $185 thousand in 2019.

During the year ended December 31, 2019, the Company assessed the goodwill attached to the purchase of IIU, Inc. in light of the subsequent sale of that entity to Craven House Capital North America for approximately $3.6 million in January 2020. As such, we determined that goodwill was negatively impacted and reduced goodwill by $1.65 million during the fourth quarter of 2019.

Legal fees (excluding fees paid pursuant to our service agreement with BLG), for the years ended December 31, 2020 and 2019 were approximately $0.8 million.  In the ordinary course of our business, we are involved in numerous legal proceedings. We regularly initiate collection lawsuits, using our network of third-party law firms, against debtors. In addition, debtors occasionally initiate litigation against us.  Legal fees for BLG for the year ended December 31, 2020 were $1.0 million compared to $1.1 million for the year ended December 31, 2019.   See Note 11. Related Party Transactions for further discussion regarding the service agreements with BLG.

Interest Expense

During the year ended December 31, 2020, interest expense was $7 thousand compared to $103 thousand for the year ended December 31, 2019.  The decrease related to the payment of the $3.4 million Craven Convertible Note in early 2020.

Income Tax Provision (Benefit)

The Company did not record an income tax benefit or expense for the year ended December 31, 2020 or 2019 due to continuing losses.

Under ASC 740-10-30-5, Income Taxes, deferred tax assets should be reduced by a valuation allowance if, based on the weight of available evidence, it is more-likely-than-not (i.e., a likelihood of more than 50%) that some portion or all of the deferred tax assets will not be realized.  The Company considers all positive and negative evidence available in determining the potential realization of deferred tax assets including, primarily, the recent history of taxable earnings or losses.  Based on operating losses reported by the Company during 2020, 2019 and 2018, the Company concluded there was not sufficient positive evidence to overcome this recent operating history. As a result, the Company believes that a valuation allowance continues to be necessary based on the more-likely-than-not threshold noted above. The Company recorded a valuation allowance of approximately $4.6 million and $3.6 million for the year ended December 31, 2020 and 2019, respectively.

Net Loss from Continuing Operations

During the year ended December 31, 2020, the Company generated a net loss from continuing operations of $4.1 million as compared to a net loss of $3.0 million for the year ended December 31, 2019 for the reasons mentioned above.

Income from Discontinued Operations

During the year ended December 31, 2020, the income from discontinued operations was $0 as compared to net income of $75 thousand for the year ended December 31, 2019.

Net Loss

During the year ended December 31, 2020, the Company generated a net loss of $4.0 million as compared to a net loss of $3.0 million for the year ended December 31, 2019 for the reasons mentioned above.

Liquidity and Capital Resources

General

As of December 31, 2020, we had cash and cash equivalents of $11.6 million compared with $1.1 million at December 31, 2019. The increase in cash is due primarily to $3.1 million of proceeds from the exercise of warrants and $9.5 million of proceeds from our August 2020 public offering.

Recent Capital Raising Transactions

On March 23, 2020, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”), with Hanfor (Cayman) Limited, a Cayman Islands exempted company (“Hanfor”), and BZ Industrial Limited, a British Virgin Islands business company and the sole stockholder of Hanfor (“Hanfor Owner”). In connection with the execution of the Share Exchange Agreement, the Company and Hanfor Owner entered into a Stock Purchase Agreement, dated March 23, 2020, pursuant to which Hanfor Owner purchased from Company an aggregate of 520,838 shares of the Company’s common stock at a price of $2.40 per share. Hanfor Owner paid $250,000 cash on March 23, 2020 and the Company received the remaining $1.0 million in April 2020 at which time the Company issued the 520,838 shares.

Holders of our warrants exercised such warrants for 1,277,700 shares for total consideration of $2,946,480 in June 2020.

On August 18, 2020, we raised approximately $8.2 million in net proceeds in a registered public offering by issuing 10.2 million shares of common stock and 11.2 million warrants to purchase shares of common stock. Holders of the warrants subsequently exercised such warrants for 150,000 shares of common stock for $135 thousand.

Cash from Operations

Net cash used in operations was $3.5 million during the year ended December 31, 2020 compared with $1.2 million during the year ended December 31, 2019. This change was primarily driven by a $1.0 million increase in net loss offset in part by $583 thousand improvement in the advances to related parties and stock compensation of $0.1 million.  In 2019, the Company incurred a $1.65 million non-cash goodwill impairment described above.

Cash from Investing Activities

Net cash used in investing activities was $1.5 million during the year ended December 31, 2020 as compared to net cash used in investing activities of $1.1 million during the year ended December 31, 2019. The increase in cash from investing activities was due to the receipt of a $1.5 million note receivable from related party offset in part by a decrease from the disposal of IIU, Inc. in January 2020 and the reduced sale of real estate. Net collections from our finance receivables in 2020 was $0.2 million compared to $0.3 million for 2019.

Cash from Financing Activities

Net cash provided by financing activities was $12.6 million during the year ended December 31, 2020 as compared to net cash used by financing activities of $0.2 million for the year ended December 31, 2019. During 2020 the Company received $1.3 million from a stock subscription agreement, $8.2 million from a public offering of common stock (or common stock equivalents) and warrants, and $3.1 million from the exercise of warrants. During 2019, the Company repaid $0.2 million in principal repayments. For 2020 the Company repaid $166 thousand of principal repayments compared to $194 thousand principal repayments for 2019.

Outstanding Debt

Debt of the Company consisted of the following:

	Year ended December 31,
	2020	2019
Promissory note issued by a financial institution, bearing interest at 1.0%, interest and no principal payments. The note matures April 30, 2022. Annualized interest is 1.0%. This is a U.S. Small Business Administration’s Paycheck Protection Program (the “PPP Loan”)	$185,785	$-

Financing agreement with FlatIron capital that is unsecured. Down payment of $19,170 was required upfront and equal installment payments of $11,590 to be made over a 11 month period. The note matured on June 1, 2020. Annualized interest is 6.8%	-	69,540

Financing agreement with FlatIron capital that is unsecured. Down payment of $20,746 was required upfront and equal installment payments of $19,251 to be made over a 10 month period. The note matures on May 1, 2021. Annualized interest is 5.95%	96,257	-

Senior secured convertible note to Craven House Capital North America LLC (Related Party), bearing interest at 3.0%. Note was issued on January 16, 2019 and either matured on January 14, 2020 or became convertible into 1,436,424 shares of the Company's common stock. The value of the beneficial conversion feature as of January 16, 2019 was zero.*	-	3,461,782

Promissory note issued by a financial institution, bearing interest at 9.09%, interest and principal payments due monthly of $323. Note is secured by an automobile and was issued on July 26, 2019 with original borrowings of $12,892. The note matures on August 26, 2023.	-	11,802

Promissory note issued by a financial institution, bearing interest at 5.85%, interest and principal payments due monthly of $10,932. Note was issued on May 31, 2018 with original borrowings of $608,000 and subsequent borrowings of $141,000 and repayments of $51,000. The note matures on May 30, 2025 and can be prepaid at any time without penalty. This note is secured by the Company’s inventory, chattel paper, accounts, equipment and general intangible intangibles and deposit accounts.	-	606,454

	$282,042	$4,149,578

* The $3.5 million due to Craven was forgiven in connection with Craven’s repurchase of IIU on January 8, 2020 pursuant to the terms of the Craven SPA.

Minimum required principal payments on the Company’s debt as of December 31, 2020 are as follows :

Years Ending December 31
2021	$96,257
2022	185,785
2023	-
2024	-
After 2024	-
$282,042

On April 30, 2020, the company obtained a $185,785 Paycheck Protection Program loan. These business loans were established by the 2020 US Federal government Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) to help certain businesses, self-employed workers, sole proprietors, certain nonprofit organizations, and tribal businesses continue paying their workers.

The Paycheck Protection Program allows entities to apply for low interest private loans to pay for their payroll and certain other costs. The loan proceeds will be used to cover payroll costs, rent, interest, and utilities. The loan may be partially or fully forgiven if the Company keeps its employee counts and employee wages stable. The program was implemented by the U.S. Small Business Administration. The interest rate is 1.0% and has a maturity date of 2 years. We applied for loan and interest forgiveness in December 2020.

Liquidity Outlook

The Company’s financial statements are prepared in accordance with GAAP applicable to a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business within one year after the date the consolidated financial statements are issued.

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

The Company has experienced significant operating losses over the past 4 years (2016 through December 30, 2020) with cumulative losses of approximately $18,538,000 and negative cashflows from operations. These losses resulted in the usage of all cash proceeds from the Company’s initial public offering in 2015. For the year ended December 31, 2019, the Company disclosed the substantial doubt about the Company’s ability to continue as a going concern

The Company received a total of approximately $14.0 million during the twelve months ended December 31, 2020 due to a number of factors including:

•	Holders of our warrants exercised such warrants for 1.2 million shares in June 2020 which resulted in the Company receiving approximately $2.9 million.
•	The Company was repaid approximately $1.5 million on a related party receivable.
•	The Company received $1.25 million for the issuance of 520,838 common shares.
•	The Company received $8.3 million for the issuance of 10,200,000 common shares.
•	Holders of our warrants exercised such warrants for 150 thousand in August 2020 which resulted in the Company receiving approximately $0.1 million.

As such, we have $11.6 million of cash as of December 31, 2020 which we believe will be enough to satisfy our estimated liquidity needs for the 12 months from the issuance of our financial statements for the year ended December 31, 2020.

However, there is no assurance that management’s plan will be successful due to the current economic climate in the United States and globally. At the time of issuance of our consolidated financial statements, management believes that the previously reported going concern has been alleviated based on the reasons above, and management does not have substantial doubt of the Company’s ability to continue as a going concern.

These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern.

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

Based on management’s evaluation (in accordance with Exchange Act Rule 13a-15(b)), our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, due to the weakness in internal control over financial reporting described below, our disclosure controls and procedures are not designed at a reasonable assurance level or effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As discussed below, we plan on increasing the size of our accounting staff at the appropriate time for our business and its size to ameliorate our auditor’s concern that the Company does not effectively segregate certain accounting duties, which we believe would resolve the material weakness in internal control over financial reporting and similarly improve disclosure controls and procedures, but there can be no assurances as to the timing of any such action or that the Company will be able to do so.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. Based on that assessment, our management determined that, as of December 31, 2020, the Company’s internal control over financial reporting was not effective for the purposes for which it is intended. Specifically, management’s determination was based on the following material weaknesses which existed as of December 31, 2020.

The Company did not effectively segregate certain accounting duties due to the small size of its accounting staff. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Notwithstanding the determination that our internal control over financial reporting was not effective, as of December 31, 2020, and that there was a material weakness as identified in this Annual Report, we believe that our consolidated financial statements contained in this Annual Report fairly present our financial position, results of operations and cash flows for the years covered hereby in all material respects.

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

Changes in Internal Control Over Financial Reporting.

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Although we plan to increase the size of our accounting staff at the appropriate time for our business and its size to ameliorate our auditor’s concern that the Company does not effectively segregate certain accounting duties, there can be no assurances as to the timing of any such action or that the Company will be able to do so.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item will be included in and is hereby incorporated by reference from our definitive proxy statement relating to our 2021 annual meeting of stockholders, which we intend to file within 120 days after the end of our fiscal year ended December 31, 2020.

Item 11. Executive Compensation.

Summary Compensation Table

The information required by this Item will be included in and is hereby incorporated by reference from our definitive proxy statement relating to our 2021 annual meeting of stockholders, which we intend to file within 120 days after the end of our fiscal year ended December 31, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be included in and is hereby incorporated by reference from our definitive proxy statement relating to our 2021 annual meeting of stockholders, which we intend to file within 120 days after the end of our fiscal year ended December 31, 2020.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

 The information required by this Item will be included in and is hereby incorporated by reference from our definitive proxy statement relating to our 2021 annual meeting of stockholders, which we intend to file within 120 days after the end of our fiscal year ended December 31, 2020.

Item 14. Principal Accounting Fees and Services.

The information required by this Item will be included in and is hereby incorporated by reference from our definitive proxy statement relating to our 2021 annual meeting of stockholders, which we intend to file within 120 days after the end of our fiscal year ended December 31, 2020.

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

Item 16. Form 10-K Summary.

None.

Report of Independent Registered Public Accounting Firm

To the shareholders and board of directors of

LM Funding America, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of LM Funding America, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2020 and December 31, 2019, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and December 31, 2019, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2018.

Houston, Texas

March 31, 2021

LM FUNDING AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2020	2019
Assets
Cash	$11,552,943	$822,909
Finance receivables:
Original product (Note 2)	116,017	273,711
Special product - New Neighbor Guaranty program, net of allowance for credit losses of (Note 3)	52,757	129,272
Due from related party (Note 11)	-	125,045
Prepaid expenses and other assets	399,124	145,267
Discontinued operations - current assets	-	276,953
Current assets	12,120,841	1,773,157

Fixed assets, net	6,171	8,288
Real estate assets owned (Note 5)	18,767	21,084
Operating lease - right of use assets (Note 8)	160,667	260,260
Other assets	10,984	11,021
Other investments - related party receivable	-	1,500,000
Goodwill (Note 6)	-	4,039,586
Discontinued operations - long-term assets	-	27,245
Long-term assets	196,589	5,867,484

Total assets	$12,317,430	$7,640,641

Liabilities and stockholders' equity
Note payable (Note 7)	-	69,540
Related party convertible note payable (Note 7)	-	3,461,782
Accounts payable and accrued expenses	237,033	210,870
Due to related party payable (Note 11)	158,399	-
Current portion of lease liability - short-term (Note 8)	96,257	94,235
Discontinued operations - current liabilities	-	280,057
Current liabilities	491,689	4,116,484

Notes payable - long-term (Note 7)	185,785	-
Lease liability - long-term (Note 8)	171,648	171,648
Discontinued operations - long-term liabilities	-	517,584
Long-term liabilities	357,433	689,232
Total liabilities	849,122	4,805,716

Stockholders' equity (Note 10)
Preferred stock, par value $.001; 5,000,000 shares authorized; no shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	-	-
Common stock, par value $.001; 30,000,000 shares authorized; 15,418,801 and 3,134,261 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	15,419	3,134
Additional paid-in capital	29,983,922	17,326,553
Accumulated deficit	(18,536,224)	(14,494,762)
Total LMF Acquisition Opportunities stockholders' equity	11,463,117	2,834,925
Minority interest in subsidiary	5,191	-
Total stockholders' equity	11,468,308	2,834,925
Total liabilities and stockholders’ equity	$12,317,430	$7,640,641

The accompanying notes are an integral part of these consolidated financial statements.

LM FUNDING AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2020	2019
Revenues
Interest on delinquent association fees	$623,790	$1,510,237
Administrative and late fees	101,993	145,295
Recoveries in excess of cost - special product	214,558	97,361
Underwriting fees and other revenues	116,430	215,068
Net commission revenue	-	-
Rental revenue	206,831	417,612
Total revenues	1,263,602	2,385,573

Operating expenses
Staff costs & payroll	3,366,034	1,241,695
Professional fees	1,799,595	1,665,371
Settlement costs with associations	31,885	68,188
Selling, general and administrative	351,234	203,158
Real estate management and disposal	211,288	460,978
Depreciation and amortization	16,930	57,273
Collection costs	(29,932)	(17,893)
Recovery of cost from related party receivable	(500,000)	(190,000)
Provision for credit losses	50,800	266
Impairment of goodwill	-	1,650,000
Other operating	17,778	229,873
Total operating expenses	5,315,612	5,368,909

Operating loss from continuing operations	(4,052,010)	(2,983,336)
Gain on disposal of assets	-	(6,421)
Interest expense	7,189	102,842
Total other expenses	7,189	96,421
Loss from continuing operations before income taxes	(4,059,199)	(3,079,757)
Income tax benefit	-	-
Net loss from continuing operations	(4,059,199)	(3,079,757)
Gain from operations of discontinued operations	-	74,879
Gain on disposal of discontinued operations	16,428	-
Net loss	(4,042,771)	(3,004,878)
Losses attributable to non-controlling interest	(1,309)	-
Net loss attributable to LM Funding America Inc.	$(4,041,462)	$(3,004,878)

Basic loss per common share continuing operations	$(0.50)	$(0.98)
Basic earnings per common share discontinuing operations	0.00	0.02
Basic loss per common share	$(0.50)	$(0.96)

Diluted loss per common share continuing operations	$(0.50)	$(0.98)
Diluted earnings per common share discontinuing operations	0.00	0.02
Diluted loss per common share	$(0.50)	$(0.96)

Weighted average number of common shares outstanding
Basic	8,114,554	3,133,689
Diluted	8,114,554	3,133,689

The accompanying notes are an integral part of these consolidated financial statements.

LM FUNDING AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECMEBER 31, 2020 AND 2019

	Common Stock
	Shares	Amount	Additional paid-in capital	Accumulated Deficit	Non-Controlling Interest	Total Equity
Balance - December 31, 2018	3,124,961	$3,125	$17,295,408	$(11,489,884)	$-	$5,808,649
Stock issued for warrants exercised	9,300	9	22,311			22,320
Stock option expense	-	-	8,834	-	-	8,834
Net loss	-	-	-	(3,004,878)	-	(3,004,878)
Balance - December 31, 2019	3,134,261	3,134	17,326,553	(14,494,762)	-	2,834,925
Stock issued for services	186,000	186	125,264	-	-	125,450
Stock option expense	-	-	14,939	-	-	14,939
Stock issued for warrants exercised	1,377,702	1,378	3,080,352	-	-	3,081,730
Stock issued for cash in public offering, net	10,200,000	10,200	8,187,335	-	-	8,197,535
Stock issued for cash in Non-Controlling Interest				-	6,500	6,500
Stock issued for cash	520,838	521	1,249,479	-		1,250,000
Net loss	-	-	-	(4,041,462)	(1,309)	(4,042,771)
Balance - December 31, 2020	15,418,801	$15,419	$29,983,922	$(18,536,224)	$5,191	$11,468,308

The accompanying notes are an integral part of these consolidated financial statements.

LM FUNDING AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to LM Funding America Inc.	(4,041,462)	(3,004,878)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization	$11,143	$63,760
Right to use asset expense	99,593	51,809
Stock compensation	125,450	—
Stock option expense	14,939	8,834
Goodwill impairment	—	1,650,000
Recovery of reserve from related party receivable	(300,000)	(190,000)
Reserve for units	30,000	—
Gain on termination of operating lease	—	(1,421)
Gain on sale of fixed assets	(16,428)	(5,000)
Change in operating assets and liabilities:
Prepaid expenses and other assets	(61,303)	176,093
Advances (repayments) to related party	583,444	62,724
Accounts payable and accrued expenses	126,950	85,045
Other liabilities and obligations	—	1,463
Lease liability payments	(94,235)	(44,765)
Deferred taxes	—	(14,200)
Net cash used in operating activities	(3,521,909)	(1,160,536)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net collections of finance receivables - original product	127,694	151,301
Net collections of finance receivables - special product	76,515	107,771
Cash paid to purchase fixed assets	(1,286)	(14,049)
Net cash received from business acquisition	(246,914)	51,327
Cash received from (invested in) investment in note receivable - related party	1,500,000	(1,500,000)
Cash received from sale of fixed assets	—	5,000
(Payments)/proceeds for real estate assets owned	(5,423)	80,076
Net cash used in investing activities	1,450,586	(1,118,574)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	185,785	—
Principal repayments	(165,798)	(194,140)
Exercise of warrants	3,081,730	22,320
Proceeds from subscription	9,447,535	—
Investment in subsidiary	6,500
Net cash (used in) provided by financing activities	12,555,752	(171,820)
NET (DECREASE) INCREASE IN CASH	10,484,429	(2,450,930)
CASH - BEGINNING OF YEAR	1,069,823	3,520,753
CASH - END OF YEAR	$11,554,252	$1,069,823

SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION
Cash paid for interest	$7,189	$41,374

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Debt discount on issuance of warrants	-	-
Insurance financing	192,514	127,490
Financing loan for purchase of fixed asset	-	12,892
ROU asset obligation recognized	-	331,477

The accompanying notes are an integral part of these consolidated financial statements.

LM FUNDING AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS DECEMBER 31, 2020 AND 2019

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

The Company created two subsidiaries, LMFA Financing LLC on November 21, 2020 and LMFAO Sponsor LLC on October 29, 2020. LMFAO Sponsor LLC created a majority owned subsidiary LMF Acquisition Opportunities Inc. on October 29, 2020.

On January 8, 2020, the Company entered into a Stock Purchase Agreement (the “Craven SPA”) with Craven House Capital North America LLC(“Craven”) pursuant to which the Company sold to Craven all of the issued and outstanding shares of IIU for $3,562,569.  The purchase price was paid by Craven through the cancellation of the $3,461,782 Convertible Promissory Note issued by LMFA to Craven on January 16, 2019 in connection with the purchase of IIU (the “Craven Convertible Note”), plus forgiveness of $100,787 of accrued interest under the Craven Convertible Note. LMFA originally paid Craven $4,969,200 for the purchase of IIU in January 2019, which included a negative $720,386 net fair value of assets and $5,689,586 of goodwill. As a result, goodwill was impaired by $1.65 million in December 2019.

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

•

Travel insurance brokerage company provides global medical insurance products for international travelers through IIU, specializing in policies covering high-risk destinations, emerging markets and foreign travelers coming to the United States. These operations were discontinued on January 16, 2020.

During 2020, we begin exploring other specialty finance business opportunities that are complementary to or that can leverage our historical business.

Specialty Finance

The Company provides funding principally to Associations that are almost exclusively located in Florida. The business of the Company is conducted pursuant to relevant state statutes (the “Statutes”), principally Florida Statute 718.116. The Statutes provide each Association lien rights to secure payment from unit owners (property owners) for assessments, interest, administrative late fees, reasonable attorneys’ fees, and collection costs. In addition, the lien rights granted under the Statutes are given a higher priority (a “Super Lien”) than all other lien holders except property tax liens. The Company provides funding to Associations for their delinquent assessments from property owners in exchange for an assignment of the Association’s right to collect proceeds pursuant to the Statutes. The Company derives its revenues from the proceeds of Association collections.

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

On January 8, 2020, the Company entered into a Stock Purchase Agreement (“SPA”) with Craven pursuant to which the Company sold back to Craven all of the issued and outstanding shares of IIU for $3,562,569. The purchase price was paid by Craven through the cancellation of the $3,461,782 Craven Convertible Note plus forgiveness of $100,787 of accrued interest. The Company originally paid $4,969,200 for the purchase of IIU in January 2019, which included a negative $720,386 net fair value of assets and $5,689,586 of goodwill. As a result, goodwill was impaired by $1.65 million. The sale of IIU resulted in a gain of $16,428

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

As such, IIU is considered a discontinued operation. We did not report any activity from operations from IIU for the twelve months ended December 31, 2020.

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

On July 14, 2020, the Company notified Hanfor and Hanfor Owner that the Company had elected to terminate the Share Exchange

Agreement due to Hanfor’s inability to provide audited financial statements by June 30, 2020. Although the Company believes that it properly terminated the Share Exchange Agreement, on July 21, 2020, former counsel to Hanfor Owner informed the Company that Hanfor Owner believes that the Company’s termination of the Share Exchange Agreement was not effected in accordance with the terms of the Share Exchange Agreement.

In addition, on October 23, 2020, an amended Schedule 13D was filed by Xueyuan Han, the principal owner of Hanfor, with respect to his beneficial ownership of shares of common stock of the Company.  In the amended Schedule 13D, Mr. Han alleged, among other things, that the Company misinterpreted the termination provisions of the Share Exchange Agreement, that Hanfor is still within a cure period under the Share Exchange Agreement, and that Hanfor was purporting to appoint a director to the Company’s Board of Directors.  Following the filing of the amended Schedule 13D, the Company continues to believe that its termination of the Share Exchange Agreement was proper because, among other reasons, the failure of Hanfor to provide audited financial statements by June 30, 2020, was an uncurable default under the Share Exchange Agreement.  Furthermore, the Company was informed by Hanfor prior to such termination that Hanfor would be unable to provide audited financial statements for Hanfor for the foreseeable future because of ongoing legal issues in China.  As a result, the Company believes that the purported appointment of Mr. Han to the Company’s Board of Directors was improper and therefore took no action in response to the Schedule 13D.

On January 11, 2021, the Company received a letter from newly engaged outside counsel to Hanfor and Hanfor Owner alleging that the Company’s termination of the Share Exchange Agreement constituted a breach of contract and/or was invalid and further alleging breach of fiduciary duty by the Company’s Chief Executive Officer and Chief Financial Officer.  Such letter demanded $1,250,000 (the amount of Hanfor Owner’s investment in common stock of the Company) plus interest and threatened legal action against the Company and the Company’s Chief Executive Officer and Chief Financial Officer.  Following the receipt of that letter, on or around January 27, 2021, the Company assisted Hanfor Owner with the removal of the restrictive legend from the shares of Company common stock owned by Hanfor Owner in accordance with SEC Rule 144 to enable the sale thereof by Hanfor Owner, at which time Hanfor Owner’s counsel indicated in writing that Hanfor Owner may have remaining damages.  However, there have been no further communications from Hanfor, Hanfor Owner, or their counsel subsequent to the communications that occurred on or around January 27, 2021.

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

The notification stated that the Company’s securities would be delisted from the Nasdaq Capital Market on April 7, 2020 unless the

Company timely requested a hearing before a Nasdaq Hearing Panel. The Company has timely requested a hearing. However, on

April 16, 2020, Nasdaq suspended any enforcement actions relating to bid price issues through June 30, 2020. On July 1, 2020, the

Company received a letter from Nasdaq stating that the Company regained compliance with the Minimum Bid Price Rule because the closing price for the Company’s common stock was $1.00 per share or greater for ten (10) consecutive business days.

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

On September 28, 2020, the Company received a notification letter from the Nasdaq Listing Qualifications department of Nasdaq stating that the Company was not in compliance with the Minimum Bid Price Rule. The notification stated that the Company’s securities would be delisted from the Nasdaq Capital Market on March 29, 2021 unless the Company timely requested a hearing before a Nasdaq Hearing Panel. On February 5, 2021, the Company received a letter from Nasdaq stating that the Company had regained compliance with the Minimum Bid Price Rule because the closing price for the Company’s common stock was $1.00 per share or greater for ten (10) consecutive business days.

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

Principles of Consolidation

The consolidated financial statements include the accounts of LMFA and its wholly-owned subsidiaries: LM Funding, LLC; LMF October 2010 Fund, LLC; LMFAO Sponsor LLC (including the 70% owned subsidiary LMF Acquisition Opportunities Inc,), REO Management Holdings, LLC (including all 100% owned subsidiary limited liability companies); LM Funding of Colorado, LLC; LM Funding of Washington, LLC; LM Funding of Illinois, LLC; and LMF SPE #2, LLC and various single purpose limited liability corporations owned by REO Management Holdings, LLC which own various properties. It also includes IIU Inc. and its wholly-owned subsidiary; Wallach & Company. All significant intercompany balances have been eliminated in consolidation

Basis of Presentation

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

Finance Receivables

Finance receivables are recorded at the amount funded or cost (by unit). The Company evaluates its finance receivables at each period end for losses that are considered probable and can be reasonably estimated in accordance with ASC 450-20. As discussed above, recoverability of funded amounts under the Company’s original product is generally assured because of the protection of the Super Lien Amount. However, the Company did have an accrual at December 31, 2020 and 2019, respectively for an allowance for credit losses for this program of $141,616 and $112,027.

Under the New Neighbor Guaranty program (special product), the Company funds amounts in excess of the Super Lien Amount. When evaluating the carrying value of its finance receivables, the Company looks at the likelihood of future cash flows based on historical payoffs, the fair value of the underlying real estate, the general condition of the Association in which the unit exists, and the general economic real estate environment in the local area. The Company estimated an allowance for credit losses for this program of $6,564 and $20,016 as of December 31, 2020 and December 31, 2019, respectively under ASC 450-20 related to its New Neighbor Guaranty program.

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

The Company capitalizes costs incurred to acquire real estate owned properties and any costs incurred to get the units in a condition to be rented.  These costs include, but are not limited to, renovation/rehabilitation costs, legal costs, and delinquent taxes.  These costs are depreciated over the estimated minimum time period the Company expects to maintain possession of the units.  Costs incurred for unencumbered units are depreciated over 20 years and costs for units subject to a first mortgage are depreciated over 3 years.  As of December 31, 2020 and 2019, capitalized real estate costs, net of accumulated depreciation, were $18,767 and $21,084, respectively.  During the years ended December 31, 2020 and 2019, depreciation expense was $7,740 and $21,444, respectively.

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

Fixed Assets

The Company capitalizes all acquisitions of fixed assets in excess of $500. Fixed assets are stated at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the assets. Fixed assets are comprised of furniture, computer and office equipment with an assigned useful life of 3 to 5 years. Fixed assets also includes capitalized software costs. Capitalized software costs include costs to develop software to be used solely to meet the Company’s internal needs, consist of employee salaries and benefits and fees paid to outside consultants during the application development stage, and are amortized over their estimated useful life of 5 years. As of December 31, 2020 and 2019, capitalized software costs, net of accumulated amortization, was $nil and $nil, respectively.

Amortization expense for capitalized software costs for the periods ended December 31, 2020 and December 31, 2019 was $nil and $21,951, respectively.

Right to Use Assets

The Company capitalizes all leased assets pursuant to ASU 2016-02, "Leases (Topic 842)," which requires lessees to recognize right-of-use assets and lease liability, initially measured at present value of the lease payments, on its balance sheet for leases with terms longer than 12 months and classified as either financing or operating leases.  As of December 31, 2020, right to use assets, net of accumulated amortization, was $160,667. Amortization expense for right to use assets for the twelve months ended December 31, 2020 was $99,593 while the payments totaled $94,235 for the twelve months ended December 31, 2020.

Goodwill

Goodwill represents the excess purchase price of acquired businesses over the fair value of the net assets acquired. Goodwill is not amortized, but instead is tested for impairment annually or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable.

During 2019, the Company recorded goodwill of approximately $5.7 million which represented amounts for the purchase of IIU. For purposes of the 2019 annual test, we will elected to perform a goodwill impairment analysis to assess whether it was more likely than not that the fair value of these reporting units exceeded their respective carrying values. In performing these assessments, management relied on a number of factors including, but not limited to, macroeconomic conditions, industry and market considerations, cost factors that would have a negative effect on earnings and cash flows, overall financial performance compared with forecasted projections in prior periods, and other relevant reporting unit events, the impact of which are all significant judgments and estimates.  This assessment was performed as of December 31, 2019 and showed a $1.65 million impairment due to the sale of IIU on January 8, 2020. The balance of goodwill as of December 31, 2020 and 2019 was approximately $0 and $4.1 million, respectively.  The goodwill was removed upon the sale of IIU.

Debt Issue Costs

The Company capitalizes all debt issue costs and amortizes them on a method that approximates the effective interest method over the remaining term of the note payable. The Company did not have any unamortized debt issue costs at December 31, 2020 or 2019. The Company incurred $291,760 debt issuance costs in 2018. Any costs will be presented in the accompanying condensed consolidated balance sheets as other assets until the loan proceeds are received which at that time will be reclassified as a direct deduction from the carrying amount of that debt liability in accordance with Accounting Standards Update (“ASU”) 2015-03.

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

The 40,000 warrants were valued on the grant date at approximately $3.87 per warrant or a total relative fair value of $154,676 using a Black-Scholes option pricing model with the following assumptions: stock price of $7.40 per share (based on the quoted trading price on the date of grant), volatility of 100.6%, expected term of 5 years, and a risk-free interest rate of 2.55%. The relative fair value of the warrants ($154,676) was treated as a debt discount that was amortized over 6 months in 2018.  Due to the subsequent issuance of stock and warrants on October 31, 2018 and also on August 2020, these warrants now represent the right to purchase 777,059 shares of common stock at an exercise price of $0.34 per share. These warrants expire in the year 2023.

Settlement Costs with Associations

Associations working with the Company will at times incur costs in connection with litigation initiated by the Company against property owners and or mortgage holders. These costs include settlement agreements whereby the Association agrees to pay some monetary compensation to the opposing party or judgments against the Associations for fees of opposing legal counsel or other damages awarded by the courts. The Company indemnifies the Association for these costs pursuant to the provisions of the agreement between the Company and the Association. Costs incurred by the Company for these indemnification obligations for the year ended December 31, 2020 and 2019 were $31,885 and $68,188, respectively. The Company does not limit its indemnification based on amounts ultimately collected from property owners.

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

Under ASC 740-10-30-5, Income Taxes, deferred tax assets should be reduced by a valuation allowance if, based on the weight of available evidence, it is more-likely-than-not (i.e., a likelihood of more than 50%) that some portion or all of the deferred tax assets will not be realized. The Company considers all positive and negative evidence available in determining the potential realization of deferred tax assets including, primarily, the recent history of taxable earnings or losses. Based on operating losses reported by the Company during 2019 and 2018, the Company concluded there was not sufficient positive evidence to overcome this recent operating history. As a result, the Company believes that a valuation allowance is necessary based on the more-likely-than-not threshold noted above.  During the year ended December 31, 2019, the Company increased the valuation allowance to $3,634,857 to reflect a change in deferred tax assets. During the year ended December 31, 2020, the Company increased the valuation allowance to $4,658,226 to reflect continuing losses.

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

The Company issued 11,200,000 of common stock at various times during the month of August 2020 and has weighted average these new shares in calculating loss per share for the relevant period.

Diluted loss per share for the period equals basic loss per share as the effect of any stock based compensation awards or stock warrants would be anti-dilutive.  The anti-dilutive stock based compensation awards consisted of:

	For the years ended December 31
	2020	2019
Stock Options	19,300	19,300
Stock Warrants – number of shares to purchase	13,590,059	2,879,287

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

Non-cash Financing and Investing Activities

During the year ended December 31, 2020 and 2019, the Company acquired unencumbered title to certain properties as a result of foreclosure proceedings.  Properties were recorded at fair value less cost to dispose of approximately $0 and $0, respectively.  The fair value of these properties was first applied to recover the Company’s initial investment with any remaining proceeds applied to interest, late fees, and other amounts owed by the property owner.

During the year ended December 31, 2019, the Company acquired fixed assets of $12,892 through a financing loan.

ROU Assets and Lease Obligation – for the year ended December 31, 2020 and 2019 the Company acquired $0 and $331,477, respectively of ROU lease asset and liability.

Financing of Insurance Premium – the Company financed the purchase of various insurance policies during the year ended December 31, 2020 and 2019 using a $193,000 and $127,000, respectively, using a finance agreement.

During the year ended December 31, 2020, the Company disposed of IIU which included assets and liabilities listed in Note

13.

New Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses which establishes a new approach for credit impairment based on an expected loss model rather than an incurred loss model. The standard requires the consideration of all available relevant information when estimating expected credit losses, including past events, current conditions and forecasts and their implications for expected credit losses.  The guidance is effective January 1, 2020.  We have determined that this did not impact our consolidated financial statements.

Recent Accounting Pronouncements

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

Note 2. Finance Receivables – Original Product

The Company’s original funding product provides financing to Associations only up to the secured or “Super Lien Amount” as discussed in Note 1.  Finance receivables for the original product as of December 31, based on the year of funding are approximately as follows:

	2020	2019
Funded during the current year	$25,000	$40,000
1-2 years outstanding	12,000	15,000
2-3 years outstanding	9,000	20,000
3-4 years outstanding	12,000	11,000
Greater than 4 years outstanding	200,000	300,000
	258,000	386,000
Reserve for credit losses	(142,000)	(112,000)
Total	$116,000	$274,000

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

As of December 31, 2020, maximum future contingent payments under these arrangements was approximately $3,000.

Delinquent assessments and accrued charges under these arrangements as of December 31, are as follows:

	2020	2019
Finance receivables, net	$53,000	$129,000
Delinquent assessments	148,000	374,000
Accrued interest and late fees	57,000	235,000
Number of active units with delinquent assessments	20	31

Note 4. New Neighbor Guaranty Allowance for Credit Losses

Allowance for credit losses are recorded for losses that are considered “probable” and can be “reasonably estimated” in accordance with ASC 450-20.  Recoverability of the Company’s original product is generally assured because of the protection of the Super Lien amount under Florida statute and as such no allowance is recorded.

Credit losses on the New Neighbor Guaranty product were estimated by the Company and had a remaining balance of approximately $6,500 and $20,000 as of December 31, 2020 and 2019, respectively.

Note 5. Real Estate Assets Owned

Real estate assets owned as reported in the accompanying consolidated balance sheets consist of the fair market value less cost to dispose for those foreclosed units acquired free and clear of any mortgage or other liens plus costs incurred by the Company in excess of original funding on units.  Real estate assets owned (free and clear of any mortgage) at December 31, 2020, and 2019, were approximately $18,800 and $21,100 respectively, consisting of one and one unit, at these dates.  The Company acquired none and none new unencumbered units, net of disposals during 2020 and 2019 that were capitalized at fair value less cost to dispose of approximately $0 and $0, respectively.  The fair market value of each unit was first applied to recover the Company’s investment with any remaining proceeds applied next to interest, late fees, legal fees, collection costs, and payable to the association.  Any excess proceeds still remaining were recognized as a gain.

Most units are quitclaimed to the Company without the Company incurring additional cost and are subject to mortgage. Total units within the real estate portfolio at December 31, 2020 and 2019 as a result of foreclosure action were, including those discussed above, 8 and 20, respectively.  During 2020 and 2019, the Company sold twelve and twenty-three units, respectively, and realized proceeds of approximately $73,000 and $190,000, respectively.  Any proceeds collected are first applied to recover the Company’s investment with any remaining proceeds applied next to interest, late fees, legal fees, collection costs and any amounts due to the community association.  Any excess proceeds still remaining are recognized as gain on sale of real estate assets.  If the future proceeds collected are lower than the Company’s carrying value, then a loss is recognized on the sale.  There was no significant gain or loss on the disposal of real estate assets during 2020 or 2019.  Rental revenues collected in 2020 and 2019 were approximately $133,000 (net of cost recovery of $0) and $227,000, respectively (net of cost recovery of $0).

As mentioned above, upon a unit being quitclaim deeded to the Company, the Company becomes responsible for current association assessments.  The monthly contingent obligation for assessments due on these units to associations as of December 31, 2020 and 2019 approximates $3,000 and $7,000, respectively.

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

We performed an assessment effective as of December 31, 2020 in light of the Company’s sale of IIU on January 8, 2020 which resulted in a $1.65 million goodwill impairment.  On January 8, 2020, the Company entered into a SPA with Craven pursuant to which the Company sold to Craven all of the issued and outstanding shares of IIU for $3,562,569. The purchase price was paid by Craven through the cancellation of the $3,461,782 Convertible Promissory Note issued by LMFA to Craven dated January 16, 2019 plus forgiveness of $100,787 of accrued interest. See Note 10 Discontinued Operations.

Note 7. Long-Term Debt and Other Financing Arrangements

	Year ended December 31,
	2020	2019
Promissory note issued by a financial institution, bearing interest at 1.0%, interest and no principal payments. The note matures April 30, 2022. Annualized interest is 1.0%. This is a U.S. Small Business Administration’s Paycheck Protection Program (the “PPP Loan”)	$185,785	$-

Financing agreement with FlatIron capital that is unsecured. Down payment of $19,170 was required upfront and equal installment payments of $11,590 to be made over a 11 month period. The note matured on June 1, 2020. Annualized interest is 6.8%	-	69,540

Financing agreement with FlatIron capital that is unsecured. Down payment of $20,746 was required upfront and equal installment payments of $19,251 to be made over a 10 month period. The note matures on May 1, 2021. Annualized interest is 5.95%	96,257	-

Senior secured convertible note to Craven House Capital North America LLC (Related Party), bearing interest at 3.0%. Note was issued on January 16, 2019 and either matured on January 14, 2020 or became convertible into 1,436,424 shares of the Company's common stock. The value of the beneficial conversion feature as of January 16, 2019 was zero.*	-	3,461,782

Promissory note issued by a financial institution, bearing interest at 9.09%, interest and principal payments due monthly of $323. Note is secured by an automobile and was issued on July 26, 2019 with original borrowings of $12,892. The note matures on August 26, 2023.	-	11,802

Promissory note issued by a financial institution, bearing interest at 5.85%, interest and principal payments due monthly of $10,932. Note was issued on May 31, 2018 with original borrowings of $608,000 and subsequent borrowings of $141,000 and repayments of $51,000. The note matures on May 30, 2025 and can be prepaid at any time without penalty. This note is secured by the Company’s inventory, chattel paper, accounts, equipment and general intangible intangibles and deposit accounts.	-	606,454

	$282,042	$4,149,578

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

The loan proceeds will be used to cover payroll costs, rent, interest, and utilities. The loan may be partially or fully forgiven if the

Company keeps its employee counts and employee wages stable. The program was implemented by the U.S. Small Business

Administration. The interest rate is 1.0% and has a maturity date of 2 years. We applied for loan and interest forgiveness in the fourth quarter of 2020.

Minimum required principal payments on the Company’s debt as of December 31, 2020 are as follows :

Years Ending
December 31,
2020	$96,257
2021	185,785
2022	-
2023	-
2024	-
$282,042

Note 8. Commitments and Contingencies

Leases

The Company leases certain office space, construction and office equipment, vehicles and temporary housing generally under non-cancelable operating leases. Leases with an initial term of one year or less are not recorded on the balance sheet, and the Company generally recognizes lease expense for these leases on a straight-line basis over the lease term. As of December 31, 2020, the Company’s operating leases have remaining lease terms ranging from less than one year to 3 years, some of which include options to renew the leases. The exercise of lease renewal options is generally at the Company’s sole discretion. The Company’s leases do not contain any material residual value guarantees or material restrictive covenants.

The Company determines if an arrangement is a lease at inception. Operating lease ROU assets and current and long-term operating lease liabilities are separately stated on the Consolidated Balance Sheet as of December 31, 2020. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The present value of future lease payments are discounted using either the implicit rate in the lease, if known, or the Company’s incremental borrowing rate for the specific lease as of the lease commencement date. The rate was determined as a fair value of the lease over a 37 month period using a 6.5% interest rate for the present value calculation. The ROU asset is also adjusted for any prepayments made or incentives received. The lease terms include options to extend or terminate the lease only to the extent it is reasonably certain any of those options will be exercised. Lease expense is recognized on a straight-line basis over the lease term. The Company accounts for lease components (e.g., fixed payments) separate from the non-lease components (e.g., common-area maintenance costs). The Company does not have any material financing leases.

The Company leased its office under an operating lease beginning March 1, 2014 and ending July 31, 2019. The Company’s new office lease began July 15, 2019 and ends July 31, 2022. A related party has a sub-lease for approximately $4,900 per month plus operating expenses.

The Company shares this space and the related costs associated with this operating lease with a related party (see Note 11) that also performs legal services associated with the collection of delinquent assessments.  The Company entered into a sub-lease with an unrelated party but we stopped receiving such sub-lease rental income in September 2018. Net rent expense recognized for the twelve months ended December 31, 2020 and 2019 were approximated $94,000 and $186,600, respectively.

The following table presents supplemental balance sheet information related to operating leases as of December 31, 2020:

	Balance Sheet Line Item	2020	2019
Assets
ROU assets	Right of use asset, net	$ 160,667	$ 260,260
Total lease assets		$ 160,667	$ 260,260

Liabilities
Current lease liabilities	Lease liability	$ 103,646	$ 94,235
Long-term lease liabilities	Lease liability	68,002	171,648
Total lease liabilities		$ 171,648	$ 265,883

Weighted-average remaining lease term (in years)		1.6	2.6
Weighted-average discount rate		6.55%	6.55%

The following table presents supplemental cash flow information and non-cash activity related to operating leases for the twelve months ended December 31, 2020 and 2019:

	2020	2019
Operating cash flow information
Cash paid for amounts included in the measurement of lease liabilities	$ 94,235	$ 44,765
Non-cash activity:
ROU assets obtained in exchange for lease liabilities (lease cancelled)	-	26,685
ROU assets obtained in exchange for lease liabilities	-	304,792
Total ROU assets obtained in exchange for lease liabilities		331,477

The following table presents maturities of operating lease liabilities on an undiscounted basis as of December 31, 2020:

Operating Leases

2021	103,646
2022	68,002
171,648

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

Funding Commitment

On December 14, 2020, the Company entered into a Master Loan Receivables Purchase and Assignment Agreement (the “Purchase Agreement”) under which the Company agreed to purchase up to $18 million of loan receivables of Borqs Technologies, Inc. (NASDAQ: BRQS), a British Virgin Islands company (“Borqs”), from Borqs’ senior lenders, Partners for Growth IV, L.P. and Partners for Growth V. L.P.  As a part of the transaction, LMFA entered into a Settlement Agreement, dated December 14, 2020 (the “Settlement Agreement”), with Borqs pursuant to which Borqs was obligated to issue shares of Borqs common stock to LMFA (the “Settlement Shares”), in one or more tranches, in settlement of the loan receivables acquired by LMFA under the Purchase Agreement.  This transaction was not funded until 2021. See Note 15 – Subsequent Events

In a separate transaction and also as previously disclosed, on December 16, 2020, LMFA and Esousa Holdings, LLC, a private investor (the “Investor”) entered into a Loan Agreement (the “Loan Agreement”) pursuant to which the Investor agreed to provide consulting services and make one or more non-recourse loans to LMFA in a principal amount of up to the purchase price of the Borqs loan receivables purchased by LMFA.  The Loan Agreement does not provide a fixed rate of interest, and LMFA and Investor agreed to split the net proceeds from LMFA’s sales of the Settlement Shares, with LMFA receiving one-third of the net proceeds after a return of Investor’s principal and the Investor receiving return of principal plus two-thirds of the net proceeds thereafter.

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

Under ASC 740-10-30-5, Income Taxes, deferred tax assets should be reduced by a valuation allowance if, based on the weight of available evidence, it is more-likely-than-not (i.e., a likelihood of more than 50%) that some portion or all of the deferred tax assets will not be realized. The Company considers all positive and negative evidence available in determining the potential realization of deferred tax assets including, primarily, the recent history of taxable earnings or losses. Based on operating losses reported by the Company during 2020 and 2019, the Company concluded there was not sufficient positive evidence to overcome this recent operating history. As a result, the Company believes that a valuation allowance is necessary based on the more-likely-than-not threshold noted above. The Company recorded a valuation allowance of approximately of $3,635,000 during the year ended December 31, 2019 equal to its deferred tax asset as of December 31, 2019 and increased the valuation allowance to $4,658,000 during the year ended December 31, 2020.

Significant components of the tax expense (benefit) recognized in the accompanying consolidated statements of operations for the years ended December 31, 2020 and December 31, 2019) are as follows:

	Year Ended	Year Ended
	December 31, 2020	December 31, 2019
Current tax benefit
Federal	$(955,977)	$(426,931)
State	(197,796)	(88,334)
Total current tax benefit	(1,153,773)	(515,265)
Deferred tax expense	130,403	84,015
Valuation allowance (expense)	1,023,370	431,250
Income tax (reduction) benefit	$-	$-

The reconciliation of the income tax computed at the combined federal and state statutory rate of 25.3% for the year ended December 31, 2020 and 25.3% for the year ended December 31, 2019 to the income tax benefit is as follows:

	Year Ended December 31,		Year Ended December 31,
	2020	2020	2019	2019
Benefit on net loss	$(1,024,640)	25.3%	$(849,700)	28.3%
Nondeductible expenses	1,271	0.0%	418,450	(13.90)%
Valuation allowance (expense)	1,023,369	(25.3)%	431,250	(14.30)%
Other items	-	0.0%	-	0.0%
Tax benefit/effective rate	$-	0.0%	$-	0.1%

The significant components of the Company’s deferred tax liabilities and assets as of December 31, 2020 and December 31, 2019 are as follows:

	As of December 31,
	2020	2019
Deferred tax liabilities:
Tax expense for internally developed software	$(1,814)	$4,081
Tax depreciation in excess of book	(2,917)	1,029
Total deferred tax liabilities	(4,731)	5,110
Deferred tax assets:
Loss carryforwards	3,913,579	2,759,806
Step up in basis at contribution to C-Corp	511,052	682,231
Stock option expense	124,876	89,295
Step up in basis - purchase of non-controlling interest	49,950	54,597
Allowance for credit losses	33,466	33,466
Accrued liabilities	20,573	20,572
Total deferred tax asset	4,653,496	3,639,967
Valuation allowance	(4,658,226)	(3,634,857)
Net deferred tax asset	$-	$(0)

As discussed above, the Predecessor effected a transaction resulting in the contribution of member interests to the Company (a newly formed C-Corporation).  This transaction was recorded at the carryover basis of the Predecessor for both tax and financial reporting purposes.  In accordance with ASC 740-10-45-19, Income Taxes, the Company accounted for the tax effect of the difference in tax basis and book basis assets and liabilities at contribution date as a direct consequence of a change in tax status. As such, the Company recognized a net deferred tax asset for the tax effect of those basis differences equal to $91,068 with a corresponding increase in tax benefit.  As a result of various equity transactions prior to the incorporation, the former members of the Predecessor recognized taxable gains associated with redemption consideration and/or deficit capital accounts totaling approximately $5.25 million. In accordance with ASC 740-20-45-11, the Company accounted for the tax effect of the step up in income tax basis related to these transactions with or among shareholders and recognized a deferred tax asset and corresponding increase in equity of approximately $1.97 million. Federal net operating loss carryforwards of approximately $512,000 related to 2015, $3,850,000 related to 2016, $2,977,000 related to 2017, $1,408,000 related to 2018, $2,033,000 related to 2019, and $1,950,000 related to 2020 will expire in 2035, 2036 ,2037 , 2038, respectively and net operating loss generated after January 1, 2018 will not expire. The Company's federal and state tax returns for the 2016 through 2020 tax years generally remain subject to examination by U.S. and various state authorities.

Note 10. Stockholders’ Equity

Stock Issuance

Fiscal Year 2020

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

In connection with an underwritten public offering on August 18, 2020, the Company issued (i) 8,300,000 units (the “Units”), with each Unit consisting of one share of common stock, par value $0.001 per share (the “Common Stock”) and one warrant to purchase one share of common stock (the “Common Warrants”), and (ii) 1,700,000 pre-funded units (the “Pre-Funded Units”), with each pre-funded unit being comprised of one pre-funded warrant to purchase one share of common stock at an exercise price of $.01 per share (the “Pre-Funded Warrants”) and one warrant to purchase one share of common stock. Each Unit was sold for a price of $0.90 per Unit, and each Pre-Funded Unit was sold for a price of $0.89 per Pre-Funded Unit. Pursuant to an over-allotment option in the underwriting agreement, the Company sold an additional 200,000 shares of Common Stock. The net proceeds of the offering were approximately $8,198,000.

During the twelve months ended December 31, 2020, warrants for 1,377,702 shares were exercised for $3,081,730.

Fiscal Year 2019

During the twelve months ended December 31, 2019, warrants for 9,300 shares were exercised for $22,320.

Stock Warrants

The following is a summary of the stock warrant plan activity during the years ended December 31, 2020 and 2019:

	2020		2019
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Warrants Outstanding at Beginning of the year	3,959,287	$5.45	3,843,587	$5.53

Granted	11,200,000	0.90	125,000	2.64
Exercised	1,377,700	2.24	9,300	2.40
Adjustment	1,008,472	0.46	-	-
Forfeited	1,200,000	12.50	-	-

Warrants Outstanding and Exercisable at End of Year	13,590,059	$0.84	3,959,287	$5.45

The aggregate intrinsic value of the outstanding common stock warrants as of December 31, 2020 and 2019 was $256,429 and $0 respectively.

As part of its initial public offering, on October 23, 2015 the Company issued 1,200,000 warrants that allowed for the right to purchase 1,200,000 shares of common stock at an average exercise price of $12.50 per share. Due to the Reverse Stock Split on October 16, 2018, each warrant may only purchase one-tenth of one share of common stock at $12.50. These warrants have weighted average price of $12.50 per share and expired on October 31, 2020 but had a weighted average life of     0.94 years as of December 31, 2019, respectively. These warrants expired in the year 2020.

On October 31, 2018, the Company issued warrants as part of its secondary offering that allowed for the right to purchase 2,500,000 shares of common stock at an exercise price of $2.40 per share which were subsequently adjusted due to an issuance of shares in August 2020 to $0.67 per share. These warrants have an average remaining life of 2.8 years as of December 31, 2020. These warrants expire in the year 2023.  During the twelve months ended December 31, 2020 and 2019, warrants for 1,227,700 shares were exercised for $2,945,252, warrants for 9,300 shares were exercised for $22,320,respectively.

On August 18, 2020, the Company issued warrants as part of its secondary offering that allowed for the right to purchase 11,200,000 shares of common stock at an exercise price of $0.90 per share. These warrants have an average remaining life of 4.63 years as of December 31, 2020. These warrants expire in the year 2025.  During the twelve months ended December 31, 2020, warrants for 150,000 shares were exercised for $135,000.

On April 2, 2018, the Company issued warrants that allowed for the right to purchase 40,000 shares of common stock at an exercise price of $6.605 per share. If at any time these warrants are outstanding, the Company combines its outstanding shares of common stock into a smaller number of shares or enters into a corporate action or transaction to change the number of outstanding shares of common stock, then the exercise price will be adjusted along with the number of shares that can be purchased under this agreement. Due to the subsequent issuance of stock and warrants on October 31, 2018, these warrants now represent the right to purchase 777,059 shares of common stock at an exercise price of $0.34 per share. These warrants have an average remaining life of 2.25 years as of December 31, 2020. These warrants expire in the year 2023.

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

The Black-Scholes pricing model was used to determine the fair value of the stock options granted by the Company. The Company recognizes this value as an expense over the period in which the stock options vest.  There were no awards in fiscal year 2019. The weighted average grant date fair value of the options granted was $4.68 for awards granted in the years ended December 31, 2019. Compensation expense recognized from the vesting of stock options was approximately $15,000 of which $9,000 was for options issued prior to 2019 and $25,000 of which $18,800 was for options issued prior to 2018, respectively for the years ended December 31, 2020 and 2019.  The remaining unrecognized compensation cost associated with unvested stock options as of December 31, 2020 and 2019 is approximately $15,000 and $18,000, respectively.  At December 31, 2020 and 2019, the stock options had a remaining life of approximately 6 and 7 years, respectively.

The aggregate intrinsic value of the outstanding common stock options as of December 31, 2020 and 2019 was $0 and $0 respectively.

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

2018
Risk-free rate	2.65%
Expected life	6 years
Expected volatility	108.00%
Expected dividend	—

The following is a summary of the stock option plan activity during the years ended December 31, 2020 and 2019:

	2020		2019
	Number of	Weighted Average	Number of	Weighted Average
	Options	Exercise Price	Options	Exercise Price
Options Outstanding at Beginning of the year	19,300	$60.51	19,300	$60.51

Granted	-	-	-	-
Exercised	-	-	-	-
Adjustment	-	-	-	-
Forfeited	-	-	-	-

Options Outstanding at End of Year	19,300	$60.51	19,300	$60.51

Options Exercisable at End of Year	15,134	$68.08	11,800	$84.49

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

Amounts collected from property owners and paid to BLG for 2020 and 2019 were approximately $1,002,200 and $1,052,000, respectively.  As of December 31, 2020 and 2019, receivables from property owners for charges ultimately payable to BLG were approximately $1,332,000 and $1,883,000, respectively.

Under the related party agreement with BLG in effect during 2020 and 2019, the Company pays all costs (lien filing fees, process and serve costs) incurred in connection with the collection of amounts due from property owners.  Any recovery of these collection costs are accounted for as a reduction in expense incurred.  The Company incurred expenses related to these types of costs of $127,000 and $203,000, during 2020 and 2019, respectively. Recoveries during 2020 and 2019 related to those costs were approximately $157,000 and $221,000, respectively.

The Company also shares office space, personnel and related common expenses with BLG.  All shared expenses, including rent, are charged to BLG based on an estimate of actual usage.  Any expenses of BLG paid by the Company that have not been reimbursed or settled against other amounts are reflected as due from related parties in the accompanying consolidated balance sheet. The charges for certain shared personnel totaled approximately $240,000 in 2020 and $185,000 in 2019.

The Company assessed the collectability of the amount due from BLG and concluded that even though BLG had repaid $252,771 during 2017, it did not have the ability to repay the remaining balance at the end of 2017 and as such took a reserve of approximately $1.4 million for the balance due as of December 31, 2017. In 2020 and 2019, the Company subsequently recouped $500,000 and $190,000, respecively of this write-off. Amounts payable to BLG as of December 31, 2020 was approximately $158,400 and a receivable from BLG as of December 31, 2019 was $152,800.

LMF has engaged BLG on behalf of many of its Association clients to service and collect the Accounts and to distribute the proceeds as required by Florida law and the provisions of the purchase agreements between LMF and the Associations. Ms. Gould works as the General Manager of BLG which pays her compensation of $150,000 per year.

Consulting Services

One of our directors, Martin A. Traber, is Chairman at Skyway Capital Markets which billed us in total $125,000 for a fairness opinion of $110,000 in 2019 and $25,000 in 2019 for a future fairness opinion, the total of which represents less than 1% of Skyway Capital Markets annual revenue. We believe that such services were performed on term at least as favorable to us as those that would have been realized in transactions with unaffiliated entities or individuals.

The Company advanced Craven $27,738 and it was settled in 2020.

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

The IIU Note was fully repaid in 2020.

Note 13. Discontinued Operations

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

The operating results for IIU, Inc. have been presented in the accompanying consolidated financial statements of operations for the year ended December 31, 2020 and 2019 as discontinued operations are summarized below:

	2020	2019
Revenue	$ -	$ 639,815
Total operating costs and expenses	-	525,616
Gain (Loss) from discontinued operations	-	114,199
Other expense, net	-	39,320
Gain on disposal of discontinued operations	16,428	-
Net gain (loss) from discontinued operations	$ 16,428	$ 74,879

Net cash provided by operating activities	$ -	290,805
Net cash (used in) provided by investing activities	(246,914)	40,879
Net cash used in financing activities		(84,771)

Note 14 Going Concern

The Company’s financial statements are prepared in accordance with GAAP applicable to a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business within one year after the date the consolidated financial statements are issued.

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

The Company has experienced significant operating losses over the past 4 years (2016 through December 31, 2020) with cumulative losses of approximately $18,538,000 and negative cashflows from operations. These losses resulted in the usage of all cash proceeds from the Company’s initial public offering in 2015. For the year ended December 31, 2019, the Company disclosed substantial doubt about the Company’s ability to continue as a going concern

The Company received a total of approximately $14.0 million during the year ended December 31, 2020 due to a number of factors including:

•	Holders of our warrants exercised such warrants for 1.2 million shares in June 2020 which resulted in the Company receiving approximately $2.9 million.

•	The Company was repaid approximately $1.5 million on a related party receivable.
•	The Company received $1.25 million for the issuance of 520,838 common shares.
•	The Company received $8.3 million for the issuance of 10,200,000 common shares.
•	Holders of our warrants exercised such warrants for 150 thousand in August 2020 which resulted in the Company receiving approximately $0.1 million.

As such, we have $11.6 million of cash as of December 31, 2020 which the Company believes will be enough to satisfy our estimated liquidity needs for the 12 months from the issuance of these financial statements.

However, there is no assurance that management’s plan will be successful due to the current economic climate in the United States and globally. At the time of issuance of these consolidated financial statements, the Company believes the previously reported going concern has been alleviated based on the reasons above, and management does not have substantial doubt of the Company’s ability to continue as a going concern.

These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern

Note 15. Subsequent Events

From January 10, 2021 to March 1, 2021, warrant holders exercised their option to acquire 11,003,500 shares for $9,562,440.

On January 28, 2021, the Company loaned funds to LMFAO Sponsor LLC which in turn purchased 5,738,000 private placement warrants in LMF Acquisition Opportunities Inc (“LMAO”) with an exercise price of $11.50 for $5,738,000.  LMAO consummated an IPO for 10,350,000 units which generated gross proceeds of $103,500,000.

On January 14, 2021, the holder of the warrant that allowed for the purchase of 777,059 common share elected a cashless option and received 649,179 shares.

On February 16, 2021, the Company announced that, as of February 11, 2021, it had completed its obligations under the Purchase Agreement by purchasing approximately $18.2 million of aggregate debt (including principal, accrued interest and fees) from Partners for Growth IV, L.P. and Partners for Growth V, L.P. during the period from January 7, 2021 to February 10, 2021, at a discount for approximately $15.5 million.  Under the Settlement Agreement, LFMA received approximately 22.7 million shares from Borqs. The Company sold those shares for approximately $32.6 million, of which approximately $5.7 million was received by LMFA after fulfilling its obligations to the Investor under the Loan Agreement.

In an additional transaction on February 24, 2021, the Company entered into a specialty finance transaction with Borqs, under which the Company agreed to purchase Senior Secured Convertible Promissory Notes of Borqs (the “Borqs Notes”) up to an aggregate principal amount of $5 million.  The Borqs Notes are due in two years, have an annual interest rate of 8%, are convertible into ordinary shares of Borqs at a 10% discount from the market price, and have 90% warrant coverage (with the warrants exercisable at 110% of the conversion price.  One-third of the Borqs Notes ($1,666,500) were funded by the Company at the execution of definitive agreements for the transaction, and two-thirds of the Borqs Notes ($3,333,500) to be purchased by the Company are required to be purchased and funded upon the satisfaction of certain conditions, including effectiveness of a registration statement to be filed by Borqs by April 15, 2021.

On January 11, 2021, the Company received a letter from outside counsel to Hanfor and Hanfor Owner alleging that the Company’s termination of the Share Exchange Agreement constituted a breach of contract and/or was invalid and further alleging breach of fiduciary duty by the Company’s Chief Executive Officer and Chief Financial Officer.  Such letter demanded $1,250,000 (the amount of Hanfor Owner’s investment in common stock of the Company) plus interest and threatened legal action against the Company and the Company’s Chief Executive Officer and Chief Financial Officer.  Following the receipt of that letter, on or around January 27, 2021, the Company assisted Hanfor Owner with the removal of the restrictive legend from the shares of Company common stock owned by Hanfor Owner in accordance with SEC Rule 144 to enable the sale thereof by Hanfor Owner, at which time Hanfor Owner’s counsel indicated in writing that Hanfor Owner may have remaining damages.  However, there have been no further communications from Hanfor, Hanfor Owner, or their counsel subsequent to the communications that occurred on or around January 27, 2021.

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

3.1	Certificate of Incorporation of LM Funding America, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Form 8-K/A filed on October 16, 2018

3.2	By-Laws of LM Funding America, Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 filed on June 25, 2015 (Registration No. 333-205232))

4.1	Form of Warrant Agreement. (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 (Amendment No. 1) filed on August 7, 2015 (Registration No. 333-205232))

4.2	Form of Common Stock Certificate. (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 (Amendment No. 2) filed on August 27, 2015 (Registration No. 333-205232))

4.3	Warrant to Purchase Common Shares, dated April 2, 2018, between the Company and Esousa Holdings LLC. (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on July 23, 2018)
4.4	Form of Common Warrant. (incorporated by reference to Exhibit 4.1 to Form 8-K filed on November 5, 2018)
4.5	Form of Underwriter’s Warrant. (incorporated by reference to Exhibit 4.2 to Form 8-K filed on November 5, 2018)
4.6	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to Form 8-K filed on August 18, 2020
4.7	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934, as amended (incorporated by reference to Exhibit 4.8 of the Form 10-K filed on April 14, 2020)

10.1#	LM Funding America, Inc. 2015 Omnibus Incentive Plan. (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on October 23, 2015)

10.2#	Form of LM Funding America, Inc. 2015 Omnibus Incentive Plan Stock Option Award Agreement. (incorporated by reference to Exhibit 10.5 to the Form 8-K filed on October 23, 2015)

10.3#	Form of LM Funding America, Inc. 2015 Omnibus Incentive Plan Restricted Stock Award Agreement. (incorporated by reference to Exhibit 10.6 to the Form 8-K filed on October 23, 2015)

10.4

Services Agreement, dated April 15, 2015, between LM Funding, LLC and Business Law Group, P.A. (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 filed on June 25, 2015 (Registration No. 333-205232))

10.5

Software License Agreement, dated April 15, 2015, between LM Funding, LLC and Business Law Group, P.A. (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 filed on June 25, 2015 (Registration No. 333-205232))

10.6#

Form of Indemnification Agreement entered into between LM Funding America, Inc. and its directors and officers. (incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-1 filed on June 25, 2015 (Registration No. 333-205232)

10.7#

Amended and Restated Empoyment Agreement of Bruce M. Rodgers, dated September 30, 202, by and between the Company and Bruce M. Rodgers (incorporated by reerence to Exhibit 10.1 to the Form 8-K filed on October 2, 2020)

10.8#

Amended and Restated Empoyment Agreement of Richard Russell, dated September 30, 202, by and between the Company and Richard Russell (incorporated by reerence to Exhibit 10.1 to the Form 8-K filed on October 2, 2020)

10.9#	Warrant Agreement dated January 25, 2021 between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 25, 2021)

EX-1

Exhibit Number	Description

10.10#

Letter Agreement, dated January 25, 2021, among LMF Acquisition Opportunities, Inc., its officers, its directors and LMFAO Sponsor, LLC (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on January 25, 2021)

10.11#

Registration Rights Agreement, dated January 25, 2021, among LMF Acquisition Opportunities, Inc., LMFAO Sponsor, LLC, and Maxim Partners LLC. (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on January 25, 2021)

10.12#

Private Placement Warrants Purchase Agreement, dated January 25, 2021, between LMF Acquisition Opportunities, Inc. and LMFAO Sponsor, LLC.. (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on January 25, 2021)

10.13*	Loan Agreement, dated December 14, 2020, between LMFA Financing LLC and Esousa Holdings LLC.
10.14*	Settlement Agreement and Stipulation, dated December 14, 2020, between LMFA Financing LLC and Borqs Technologies Inc.
10.15*	Master Loan Receivables Purchase and Assignment Agreement dated December 10, 2020, between LMFA Financing LLC and Partners for Group V, L.P. and Partners for Growth IV, L.P.

10.16*	Borqs Convertible Note dated February 24, 2021, between LMFA Financing LLC and Borqs Technoliges Inc.
21.1*	Subsidiaries of the registrant.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#	Indicates a management contract or compensatory arrangement.
*	Filed herewith.

EX-2

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

LM FUNDING AMERICA, INC.

Date: March 31, 2021	By:	/s/ Bruce M. Rodgers
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

Name	Title	Date

/s/ Bruce M. Rodgers
Bruce M. Rodgers	Chief Executive Officer and Chairman of the Board of Directors
	(Principal Executive Officer)	March 31, 2021

/s/ Richard Russell
Richard Russell	Chief Financial Officer
	(Principal Financial Officer and Principal Accounting Officer)	March 31, 2021

/s/ Carollinn Gould
Carollinn Gould	Member of the Board of Directors	March 31, 2021

/s/ Andrew Graham
Andrew Graham	Member of the Board of Directors	March 31, 2021

/s/ Frank Silcox	Member of the Board of Directors	March 31, 2021
Frank Silcox

/s/ Joel Rodgers	Member of the Board of Directors	March 31, 2021
Joel Rodgers

/s/ Douglas McCree	Member of the Board of Directors	March 31, 2021
Douglas McCree

/s/ Frederick Mills	Member of the Board of Directors	March 31, 2021
Frederick Mills

1