Form 10-K/A
period 2020-12-31
LM FUNDING AMERICA, INC.
filed 2021-04-30
CIK 1640384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Explanatory Note

This Amendment No. 1 (this “Amendment”) amends the Annual Report on Form 10-K for the year ended December 31, 2020, of LM Funding America, Inc. (the “Company,” “we”, or “our”), which we filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2021 (the “Original Filing”). This Amendment is being filed to amend and restate Items 10, 11, 12, 13, and 14 of Part III of the Form 10-K in their entirety to provide the information that the Company indicated that it would incorporate by reference from its Proxy Statement for the 2021 annual report of the stockholders in reliance on General Instruction G(3) to Form 10-K.

In addition, as required by Rule 12b-15 under the Securities Exchange Action of 1934, as amended (the “Exchange Act”), this Amendment revises Item 15 of Part IV to include currently dated certifications by the Company’s principal executive officer and principal financial officer as exhibits to this Amendment and updates the Exhibit Index to reflect the inclusion of these certifications.

Other than the items outlined above, this Amendment does not attempt to modify or update the Original Filing. This Amendment does not reflect events occurring after the date of the Original Filing or modify or update those disclosures that may be affected by subsequent events. Such subsequent matters are addressed in subsequent reports filed by the Company with the SEC. Accordingly, this Amendment should be read in conjunction with the Original Filing. Capitalized terms not defined in this Amendment have the meaning given to them in the Original Filing.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

Set forth below is a summary of the background and experience of each of our current directors.  In accordance with our Certificate of Incorporation, our Board of Directors is divided into three classes. Class I and Class II each consists of two directors, and Class III consists of three directors. All directors within a class have the same three-year terms of office. The class terms expire at successive annual meetings so that each year a class of directors is elected.   On January 25, 2021, Martin A. Traber resigned as a director, and he was replaced by Frank Silcox on January 29, 2021.

There is no family relationship among any of the directors and/or executive officers of the Company except as follows: Bruce M. Rodgers, our Chairman of the Board of Directors, Chief Executive Officer and President, and Carollinn Gould, our director, have been married since 2004 and Joel E. Rodgers, Sr. is the father of Bruce M. Rodgers and the father-in-law of Carollinn Gould.

Class I Directors (Terms expiring in 2022*)

Bruce M. Rodgers. Mr. Rodgers, age 57, serves as the Chairman of the Board of Directors, Chief Executive Officer and President of the Company. Prior to that, Mr. Rodgers owned Business Law Group, P.A. (“BLG”) and served as counsel to the founders of LM Funding, LLC, the company’s predecessor and wholly-owned subsidiary.  Mr. Rodgers was instrumental in developing the Company’s business model prior to inception.  Mr. Rodgers transferred his interest in BLG to attorneys within the firm by means of redemption of such interest in BLG prior to the Company going public in 2015.  Mr. Rodgers is also Chief Executive Officer, President and Chairman of the Board of Directors of LMF Acquisition Opportunities Inc a Nasdaq special purpose acquisition public company. Mr. Rodgers is a former business transactions attorney and was an associate of Macfarlane, Ferguson, & McMullen, P.A. from 1991 to 1995 and a partner from 1995-1998 and was an equity partner of Foley & Lardner LLP from 1998 to 2003. Originally from Bowling Green, Kentucky, Mr. Rodgers holds an engineering degree from Vanderbilt University (1985) and a Juris Doctor, with honors, from the University of Florida (1991). Mr. Rodgers also served as an officer in the United States Navy from 1985-1989 rising to the rank of Lieutenant, Surface Warfare Officer. Mr. Rodgers is a member of the Florida Bar and holds an AV-Preeminent rating from Martindale Hubbell.

Mr. Rodgers brings to the Board of Directors considerable experience in business, management and law, and because of those experiences and his education, he possesses analytical and legal skills which are considered of importance to the operations of the Company, the oversight of its performance and the evaluation of its future growth opportunities. Furthermore, his performance as Chief Executive Officer has indicated an in-depth understanding of the Company’s business.

Carollinn Gould. Ms. Gould, age 57, co-founded LM Funding, LLC, the Company’s predecessor and wholly-owned subsidiary in January 2008, and currently serves as a director of the Company. Ms. Gould served as Vice President – General Manager and Secretary for the Company until September 30, 2020. Prior to joining LM Funding, LLC, Ms. Gould owned and operated a recruiting company specializing in the placement of financial services personnel. Prior to that, Ms. Gould worked at Outback Steakhouse (NYSE: OSI ) (“OSI”) where she opened the first restaurant in 1989 and finished her career at OSI in 2006 as shared services controller for over 1,000 restaurants. Ms. Gould holds a Bachelor’s Degree in Business Management from Nova Southeastern University.

As a co-founder of LM Funding, LLC, Ms. Gould brings to our Board of Directors an encyclopedia of knowledge regarding LM Funding, LLC’s growth, operation, and procedures. Since inception, Ms. Gould has controlled all bank accounts of the Company and managed its internal control systems. Ms. Gould also brings public company audit experience from her duties as controller at OSI and a wealth of personnel management and human resources skills.

*Because the Company did not have an annual meeting of stockholders in 2019, the Class I directors (whose terms were scheduled to expire in 2019) were elected at our annual meeting held in 2020 rather in 2019, and therefore their current terms will expire at our 2022 annual meeting of stockholders, which is three years from the scheduled expiration of their prior term.

Class II Directors (Terms expiring in 2021**)

Douglas I. McCree. Mr. McCree, age 55, has served as a director of the Company since its initial public offering in October 2015. Mr. McCree has been with First Housing Development Corporation of Florida (“First Housing”) since 2000 and has served as its Chief Executive Officer since 2004. From 1987 through 2000, Mr. McCree held various positions with Bank of America, N.A. including Senior Vice President—Affordable Housing Lending. Mr. McCree serves on numerous professional and civic boards. He received a B.S. from Vanderbilt University majoring in economics. Mr. McCree brings to the Board of Directors many years of banking experience and a strong perspective on public company operational requirements from his experience as Chief Executive Officer of First Housing.

Joel E. Rodgers, Sr. Mr. Rodgers, age 83, has served as a director of the company since its initial public offering in October 2015.  Mr. Rodgers has been Vice President of Allied Signal, Inc. (1987-1992) and CEO of Baron Blakeslee, Inc. (1985-1987). Mr. Rodgers taught as a part-time Professor at Nova Southeastern University teaching finance, statistics, marketing, operations, and strategy. He has published numerous articles dealing with empowerment and corporate leadership. Mr. Rodgers represented the United States State Department in China, Mexico and Brazil in negotiations regarding the Montreal Protocol which dealt with limiting fluorocarbon discharge. Mr. Rodgers’ civic work extends to service on the library, hospital, and municipal utility boards of Bowling Green, Kentucky. Mr. Rodgers holds a Doctorate of Business Administration from Nova Southeastern University, a Masters of Business Administration from University of Kentucky, a Bachelor of Science in Mechanical Engineering from University of New Mexico and was a University of Illinois PhD candidate. He brings to our Board of Directors a lifetime of management, finance and marketing experience as well as an academic career of study in each.

**Because the Company did not have an annual meeting of stockholders in 2019, the Class I directors (whose terms were scheduled to expire in 2019) were elected at our annual meeting held in 2020 rather than our Class II directors (whose terms were scheduled to expire in 2020).  Therefore, the Class II directors will be subject to election at our 2021 annual meeting of stockholders for a term to expire in 2023, which is three years from the scheduled expiration of their current term.

Class III Directors (Terms expiring in 2021)

Frank Silcox  Mr. Silcox, age 57, has served as a director of the company since January 2021. Mr. Silcox has been a Managing Director of Osprey Capital since March 2015. From 2008 until 2015, Mr. Silcox was co-founder and a Managing member of LM Funding LLC a wholly-owned subsidiary of the Company. Mr. Silcox has owned FS Ventures since 2003 which makes a variety of investments in real estate ventures. Mr. Silcox holds a Bachelor of Science from the University of Tampa.

Mr. Silcox brings considerable legal, financial and business experience to the Board of Directors. He has counseled and observed numerous businesses in a wide range of industries. The knowledge gained from his observations and his knowledge and experience in business transactions are considered important in monitoring the Company’s performance and when we consider and pursue business acquisitions and financial transactions. His knowledge of other businesses and industries are useful in determining management and director compensation.

Andrew L. Graham. Mr. Graham, age 63, has served as a director of the Company since its initial public offering in October 2015. Since June 2008, Mr. Graham has served as Vice President, General Counsel and Secretary of HCI Group, Inc. (NYSE:HCI). From 1999 to 2007, Mr. Graham served in various capacities, including as General Counsel, for Trinsic, Inc. (previously named Z-Tel Technologies, Inc.), a publicly-held provider of communications services headquartered in Tampa, Florida. Since 2011, Mr. Graham has served on the Internal Audit Committee of Hillsborough County, Florida. From 2007 to 2011, he served on the Board of Trustees of Hillsborough Community College, a state institution serving over 45,000 students annually. Mr. Graham holds a Bachelor of Science, major in Accounting, from Florida State University and a Juris Doctor, as well as a Master of Laws (L.L.M.) in Taxation, from the University of Florida College of Law. Mr. Graham was licensed in Florida as a Certified Public Accountant from 1982 to 2001. As a Certified Public Accountant, he audited, reviewed and compiled financial statements and prepared tax returns. Mr. Graham’s experience serving as general counsel to publicly-held companies brings to our Board of Directors a comprehensive understanding of public company operations, financial reporting, disclosure, and corporate governance, as well as perspective regarding potential acquisitions. With his accounting education and experience, he also brings a sophisticated understanding of accounting principles, auditing standards, internal accounting control and financial presentation and analysis.

Frederick Mills. Mr. Mills, age 63, has served as a director of the Company since August 2018 and has been a partner with the law firm Morrison & Mills, PA since 1989, a Tampa, Florida law firm that focuses on business law.  Since November,

2011, Mr. Mills has been a founder and board member of Apex Labs, Inc (toxicology lab in Tampa, FL). Mr. Mills serves on the Alpha Tau Omega (Florida chapter) Board of Trustees numerous professional and civic boards. He received a Bachelor of Science from the University of Florida majoring in accounting and received a J.D. from the University of Florida.    Mr. Mills will bring to the Board of Directors many years of business and financial experience from his past experience as a founding board member and Audit Committee Chairman for Nature Coast Bank (OTCQB:NCBF), which was a publicly-held company, and his business law practice.

Arrangements as to Selection and Nomination of Directors

We are aware of no arrangements as to the selection and nomination of directors.

Executive Officers

The following table provides information with respect to our executive officers as of April 23, 2021:

Name	Age	Title
Bruce M. Rodgers	57	Chairman, Chief Executive Office and President
Richard Russell	60	Chief Financial Officer
Ryan Duran	36	Vice-President of Operations

Bruce M. Rodgers.  The biography for Mr. Rodgers can be found above under Item 10. Directors, Executive Officers, and Corporate Governance.

Richard Russell Mr. Russell, age 60, has served as Chief Financial Officer of the Company since November 2017. Since 2016, he has provided financial and accounting consulting services with a focus on technical and external reporting, internal auditing, mergers & acquisitions, risk management, and CFO and controller services.  Mr. Russell also served as Chief Financial Officer for Mission Health Communities from 2013 to 2016 and, before that, Mr. Russell served in a variety of roles for Cott Corporation from 2007 to 2013, including Senior Director of Finance, Senior Director of Internal Auditing, and Assistant Corporate Controller.  Mr. Russell’s extensive professional experience with public companies includes his position as Director of Financial Reporting and Internal Controls for Quality Distribution a previously listed publicly held company traded on the Nasdaq Stock Exchange (“QLTY”) and as Danka’s Director of Reporting from 2001 to 2004 a previously listed publicly held office imaging company traded on both the London Stock Exchange and the Nasdaq Stock Exchange  (“DANKY”).  Mr. Russell also serves as Chief Financial Officer and as a director of LMF Acquisition Opportunities Inc., which is a publicly traded special purpose acquisition company that has been trading on the Nasdaq since January 2021. Mr. Russell also serve on a part-time basis as Chief Financial Officer of Generation Income properties Inc. (“GIPR”), which is a publicly traded real estate company traded on the OTCQB market, since December 2019.  Mr. Russell earned his Bachelor of Science in accounting and a Master’s in tax accounting from the University of Alabama, a Bachelor of Arts in international studies from the University of South Florida, and a Master’s in business administration from the University of Tampa.  On March 1, 2020, Mr. Russell was appointed to the board of directors for Trident Brands Inc. (“TDNT”), a publicly held consumer products company traded on the OTCQB market.  Mr. Russell is also Chairman of the Hillsborough County Internal Audit Committee and has been a member of the Committee since September 2016.

Ryan Duran. Mr. Duran, age 36, currently serves as Vice President of Operations of the Company and joined the Company in March 2015.  Prior to joining the Company, Mr. Duran served as Operations Manager of Business Law Group, since 2008. Mr. Duran holds a Bachelor’s Degree in Real Estate and Finance from Florida State University.

Arrangements as to Selection and Nomination of Officers

We are aware of no arrangements as to the selection or appointment of executive officers.

Legal Proceedings

To our management’s knowledge none of our directors or executive officers have been involved in a material legal proceeding that would be required to be disclosed pursuant to Item 401(f) of Regulation S-K of the Exchange Act other than as may be disclosed above.

Corporate Governance

Board Meetings and Director Independence

During 2020, our Board of Directors held ten meetings. All directors attended at least 75% of the meetings of the Board of Directors and the committees on which they served during 2020. In addition, the independent directors met in executive session periodically in 2020.  We have not established a policy with regard to the attendance of board members at annual stockholder meetings.

Our Board of Directors has determined that four of its current members, Mr. Graham, Mr. McCree, Mr. Mills, and Mr. Silcox, are “independent directors” as defined in the listing standards of the NASDAQ. Mr. Martin Traber served as a director up until January 25, 2021 when he resigned from the board of directors. Mr. Traber had previously served on the Compensation Committee and the Nominating-Governance Committee.

Committees of the Board of Directors

The Board of Directors has an Audit Committee, a Compensation Committee and a Nominating and Governance Committee.

AUDIT COMMITTEE

The Company has a separately-designated standing Audit Committee established in accordance with the Exchange Act. The Audit Committee’s responsibilities include the following:

•assisting our Board of Directors in its oversight of the quality and integrity of our accounting, auditing, and reporting practices;
•overseeing the work of our internal accounting and auditing processes;
•discussing with management our processes to manage business and financial risk;

•making appointment, compensation, and retention decisions regarding, and overseeing the independent registered public accounting firm engaged to prepare or issue audit reports on our financial statements;

•establishing and reviewing the adequacy of procedures for the receipt, retention and treatment of complaints received by our company regarding accounting, internal accounting controls or auditing matters, and the confidential, anonymous submission by employees of concerns regarding questionable accounting or auditing matters;

•reviewing and discussing with management and the independent registered public accounting firm our annual and quarterly financial statements and related disclosures; and
•conducting an appropriate review and approval of all related party transactions for potential conflict of interest situations on an ongoing basis.

The Audit Committee is composed of three members: Andrew Graham, its chairman, Fred Mills and Douglas I. McCree. Since our common shares are listed on Nasdaq Capital Market, we are governed by its listing standards. Accordingly, the members of the Audit Committee are all “independent directors” pursuant to the definition contained in Rule 5605(a)(2) of the NASDAQ and the criteria for independence set forth in Rule 10A-3(b)(1) of the Securities and Exchange Commission. The Board of Directors has determined that Mr. Graham is an audit committee financial expert. The Audit Committee met formally four times during 2020. The Board of Directors has adopted a written Audit Committee Charter. A current copy of the charter is available on our website www.lmfunding.com by clicking “Investors” and then “Governance.”

COMPENSATION COMMITTEE

The Compensation Committee’s responsibilities include the following:

•	reviewing and approving the compensation programs applicable to our executive officers;
•	recommending to the Board of Directors and periodically reviewing policies for the administration of the executive compensation programs;
•

reviewing and approving the corporate goals and objectives relevant to the compensation of the executive officers, evaluating the performance of the executive officers in light of those goals, objectives and strategies, and setting the compensation level of the executive officers based on this evaluation;

•	reviewing on a periodic basis the operation of our executive compensation programs to determine whether they are properly coordinated and achieving their intended purposes;
•	reviewing on a periodic basis the operation of our executive compensation programs to determine whether they are properly coordinated and achieving their intended purposes;
•	reviewing and approving compensation to outside directors.

The Compensation Committee has the authority to determine the compensation of the named executive officers, except the Chief Executive Officer.  The Compensation Committee makes recommendations to the Board of Directors for non-employee directors and the Chief Executive Officer compensation and equity awards under the Company’s equity plans.  At least annually, the Compensation Committee considers the results of the Company’s operations and its financial position and makes compensation determinations.  The Compensation Committee did not engage or rely on consultants in determining compensation paid to executive officers in 2019 and 2020, instead relying on the judgment and knowledge of its own members. The Compensation Committee is composed of three members: Douglas I. McCree, its chairman, Fred Mills, and Frank Silcox, each of whom have been determined to be “independent” within the meaning of the SEC and NASDAQ regulations and is a “non-employee director” as defined in Section 16b-3 of the Exchange Act. The Board of Directors has adopted a formal Compensation Committee charter.   The Compensation Committee met formally one time during 2020.

A current copy of the charter is available on our website www.lmfunding.com by clicking “Investors” and then “Governance.”

NOMINATING AND GOVERNANCE COMMITTEE

The Nominating and Governance Committee’s responsibilities include the following:

•establishing criteria for selection of potential directors, taking into account all factors it considers appropriate;

•identifying and selecting individuals believed to be qualified as candidates to serve on the board and recommending to the board candidates to stand for election as directors at the annual meeting of shareholders or, if applicable, at a special meeting of the shareholders;

•recommending members of the board to serve on the committees of the board;
•evaluating and ensuring the independence of each member of each committee of the board required to be composed of independent directors;
•developing and recommending to the board a set of corporate governance principles appropriate for our company and consistent with the applicable laws, regulations, and listing requirements;
•developing and recommending to the board a code of conduct for our company’s directors, officers, and employees;

•ensuring that we make all appropriate disclosures regarding the process for nominating candidates for election to the board, including any process for shareholder nominations, the criteria established by the committee for candidates for nomination for election to the board, and any other disclosures required by applicable laws, regulations, or listing standards; and

•reporting regularly to the board (i) regarding meetings of the committee, (ii) with respect to such other matters as are relevant to the committee’s discharge of its responsibilities, and (iii) with respect to such recommendations as the committee may deem appropriate.

The Nominating and Governance Committee is composed of three members: Andrew Graham, its chairman, Douglas I. McCree, and Frank Silcox. The Nominating and Governance Committee had one meeting in 2020. The Board of Directors has adopted a written Nominating and Governance Committee Charter. A current copy of the charter is available on our website at www.lmfunding.com by clicking “Investors” and then “Governance.”

The Nominating and Governance Committee identifies director candidates in numerous ways. Generally, the candidates are known to and recommended by members of the Board of Directors or management. In evaluating director candidates, the Nominating and Governance Committee considers a variety of attributes, criteria and factors, including experience, skills, expertise, diversity, personal and professional integrity, character, temperament, business judgment, time availability, dedication and conflicts of interest. At a minimum, director candidates must be at least 18 years of age and have such business, financial, technological or legal experience or education to enable them to make informed decisions on behalf of the company. The Nominating and Governance Committee has not adopted a specific policy on diversity.

The Nominating and Governance Committee will consider director candidates recommended by shareholders. Any shareholder wishing to recommend one or more director candidates should send the recommendations before November 1st of the year preceding the next annual meeting of shareholders to LM Funding America, Inc., Attention: Bruce M. Rodgers,

Chief Executive Officer, 1200 West Platt Street, Suite 100, Tampa, Florida 33606. Each recommendation should set forth the candidate’s name, age, business address, business telephone number, residence address, and principal occupation or employment and any other attributes or factors the shareholder wishes the committee to consider, as well as the shareholder’s name, address and telephone number and the class and number of shares held. The committee may require the recommended candidate to furnish additional information. Mr. Rodgers will forward recommendations of qualified candidates to the nominating and governance committee and those candidates will be given the same consideration as all other candidates.  A shareholder wishing to nominate an individual for election to the Board of Directors at an annual meeting of the shareholders, rather than recommend a candidate to the nominating and governance committee, must comply with the advance notice requirements set forth in our bylaws.

Board of Directors Leadership Structure

Our business and affairs are managed under the direction of the Board of Directors. Under our current leadership structure, Bruce M. Rodgers serves as Chairman of the Board of Directors, Chief Executive Officer and President. Mr. Rodgers’ role includes providing continuous feedback on the direction and performance of the company, serving as chairman of regular meetings of the Board of Directors, setting the agenda for the meetings of the Board of Directors and leading the Board of Directors in anticipating and responding to changes in our business. Mr. Rodgers plays a significant role also in formulating and executing the company’s strategic plans, financing activity and investment decisions. We believe board oversight and planning is a collaborative effort among the directors, each of whom has unique skills, experience and education, and this structure facilitates collaboration and communication among the directors and management and makes the best use of their respective skills. The Board of Directors periodically reviews the board leadership structure to evaluate whether the structure remains appropriate for the company and may determine to alter this leadership structure anytime based on then existing circumstances.

Board of Directors’ Role in Risk Oversight

The Board of Directors plays a significant role in monitoring risks to the company. Where major risks are involved, the Board of Directors takes a direct role in reviewing those matters.  The Board of Directors also approves any strategic initiatives and any large or unusual investment or other such expenditure of the company’s resources. The Board of Directors has established the above-described committees to assist in ensuring that material risks are identified and managed appropriately. The Board of Directors and its committees regularly review material operational, financial, compensation and compliance risks with executive management. The Audit Committee is responsible for assisting the Board of Directors in its oversight of the quality and integrity of our accounting, auditing, and reporting practices and discussing with management our processes to manage business and financial risk. The Compensation Committee considers risk in connection with its design of our compensation programs for our executives.  The Nominating and Governance Committee regularly reviews the company’s corporate governance structure and board committee assignments. Each committee regularly reports to the Board of Directors.

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee has served as one of our officers or employees at any time other than Mr. Silcox who was Manager of LM Funding, LLC from 2008 - 2014. None of our executive officers serves as a member of the compensation committee of any other company that has an executive officer serving as a member of our board of directors. None of our executive officers serves as a member of the board of directors of any other company that has an executive officer serving as a member of the Compensation Committee.

Code of Ethics

We have adopted a code of ethics applicable to all employees and directors, including our Chief Executive Officer and Chief Financial Officer. We have posted the text of our code of ethics to our internet web site: www.lmfunding.com by clicking “Investors” at the top and then “Governance”. We intend to disclose any change to or waiver from our code of ethics by posting such change or waiver to our internet web site within the same section as described above.

Communications with the Board of Directors

We have established procedures by which shareholders may communicate with members of the Board of Directors, individually or as a group.  Shareholders wishing to communicate with the Board of Directors or a specified member of the Board may send written communications addressed to: Board of Directors, LM Funding America, Inc., Attention: Bruce M. Rodgers, Chief Executive Officer, 1200 West Platt Street, Suite 100, Tampa, Florida 33606. The mailing envelope should clearly specify the intended recipient or recipients, which may be the Board of Directors as a group or an individual member of the Board.  The communication should include the shareholder’s name and the number of shares owned.  Communications that are not racially, ethically or religiously offensive, commercial, pornographic, obscene, vulgar, profane, defamatory, abusive, harassing, threatening, malicious, false or frivolous in nature will be promptly forwarded to the specified members of the Board of Directors.  We have also established procedures by which all interested parties (not just shareholders) may communicate directly with our non-management or independent directors as a group.  Any interested party wishing to communicate with our non-management or independent directors as a group may send written communications addressed to: Board of Directors, LM Funding America, Inc., Attention:  Bruce M. Rodgers, Chief Executive Officer, 1200 West Platt Street, Suite 100, Tampa, Florida 33606.  The mailing envelope should clearly specify the intended recipients, which may be the non-management directors or the independent directors as a group.  The envelope will be promptly forwarded for distribution to the intended recipients.

Item 11. Executive Compensation.

Compensation of Named Executive Officers

Summary Compensation Table

The following table provides summary information concerning compensation for services rendered in all capacities awarded to, earned by or paid to our named executive officers during the years ended December 31, 2020 and 2019. The table does not include compensation for 2020 or 2019 for a named executive officer if such officer was not employed by the Company in 2020 or 2019.

				Stock	Option	All Other
	Fiscal	Salary	Bonus	Awards	Awards	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)(1)	($
Bruce Rodgers	2020	$362,500	$854,000	$—	$—	$8,757	$1,225,257
Chairman, CEO and President	2019	349,467	—	—	—	7,390	356,857
Richard Russell	2020	188,322	595,000	—	—	27,112	810,434
Chief Financial Officer	2019	193,855	—	—	—	23,273	217,128
Ryan Duran	2020	155,769	20,000	—	—	26,618	202,387
Vice President of Operations	2019	146,923	—	—	—	22,657	169,580

(1) These amounts consist of health insurance premiums paid by the Company in excess of non-executive contribution.

Employment Agreements

Certain executives’ compensation and other arrangements are set forth in employment agreements. These employment agreements are described below.

Bruce M. Rodgers.

On October 22, 2015, we entered into an employment agreement with Mr. Bruce M. Rodgers, our Chief Executive Officer and President. A cost-cutting initiative was implemented by the Company on August 31, 2016.  The employment agreement was subsequently amended to reduce Mr. Rodgers’ annual compensation to $269,500 but effective December 15, 2019, his employment agreement was amended to revert his annual base salary back to the amount originally set forth in the employment agreement, which was $385,000.  On September 30, 2020, the Company and Mr. Rodgers entered into an Amended and Restated Employment Agreement under which Mr. Rodgers continues to serve as the Chief Executive Officer of the Company (the “Rodgers Employment Agreement”).  The Rodgers Employment Agreement provided for a reduction of Mr. Rodgers’ annual base salary by $154,000 to a base salary of $231,000 in return for a cash payment of $539,000.  The agreement also provides that Mr. Rodgers may be granted annual bonuses at the discretion of the Board of Directors and provides for a one-time merit bonus of $315,000 which was paid on September 30, 2020. In addition, commencing on January 1, 2021, and on the first day of each subsequent calendar quarter for the remainder of the term of employment, Mr. Rodgers is entitled under the Rodgers Employment Agreement to receive a grant of restricted common stock of the Company with a grant date fair value equal to $48,125 under the Company’s 2015 Omnibus Incentive Plan (the “2015 Plan”), with each grant vesting in four quarterly equal installments over a one year period.  However, Mr. Rodgers has not received any such grants to date because of an insufficient number of shares available in the 2015 Plan, and Mr. Rodgers and the Company have agreed that no such shares shall be issued to Mr. Rodgers until a material number of shares become available under the 2015 Plan or a new equity incentive plan is adopted. Under the Rodgers Employment Agreement, Mr. Rodgers is also entitled to participate in all of the Company’s pension, life insurance, health insurance, disability insurance and other benefit plans on the same basis as the Company’s other employee officers participate.  The agreement also provides for a $1,500,000 lump-sum bonus upon any change of control (as defined in the agreement) during the term of the Agreement, and all unvested restricted shares will vest upon a change of control.  The term of the Rodgers Employment Agreement is for three years and is automatically renewed each year unless terminated for “cause”, as defined in the agreement. Mr. Rodgers will receive the base salary due under the employment agreement for a period of 36 months after termination if terminated “without cause”, as defined in the agreement, in addition to any accrued bonus as of the termination date and the accelerated vesting of any unvested options. Mr. Rodgers’ employment agreement contains certain non-competition covenants and confidentiality provisions.

Richard Russell.

On November 29, 2017, we entered into an employment agreement with Mr. Richard Russell, our Chief Financial Officer. Mr. Russell receives a base salary of $180,000 per year, subject to possible merit increase. Effective December 15, 2019, his employment agreement was amended to increase his compensation to $200,000.  On September 30, 2020, the Company and Mr. Russell entered into an Amended and Restated Employment Agreement under which Mr. Russell continues to serve as the Chief Financial Officer of the Company (the “Russell Employment Agreement”).  The Russell Employment Agreement provided for a reduction of Mr. Russell’s annual base salary by $80,000 to a base salary of $120,000 in return for a cash payment of $280,000.  The agreement also provides that Mr. Russell may be granted annual bonuses at the discretion of the Board of Directors and provides for a one-time merit bonus of $315,000 which was paid on September 30, 2020. In addition, commencing on January 1, 2021, and on the first day of each subsequent calendar quarter for the remainder of the term of employment, Mr. Russell is entitled receive a grant of restricted common stock of the Company with a grant date fair value equal to $25,000 under the 2015 Plan, with each grant vesting in four quarterly equal installments over a one year period.  However, Mr. Russell has not received any such grants to date because of an insufficient number of shares available in the 2015 Plan, and Mr. Russell and the Company have agreed that no such shares shall be issued to Mr. Russell until a material number of shares become available under the 2015 Plan or a new equity incentive plan is adopted. Under the Russell Employment Agreement, Mr. Russell also is entitled to participate in all of the Company’s pension, life insurance, health insurance, disability insurance and other benefit plans on the same basis as the Company’s other employee officers participate.  The agreement also provides for a $500,000 lump-sum bonus upon any change of control (as defined in the agreement) during the term of the Agreement, and all unvested restricted shares will vest upon a change of control.  The term of the Russell Employment Agreement is for three years and is automatically renewed each year unless terminated for “cause”, as defined in the agreement. Mr. Russell will receive the base salary due under the employment agreement for a period of 24 months after termination if terminated “without cause”, as defined in the agreement, in addition to any accrued bonus as of the termination date and the accelerated vesting of any unvested options. Mr. Russell’s employment agreement contains certain non-competition covenants and confidentiality provisions.

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

Ryan Duran.

In March 2015, the Company entered into an employment agreement with Mr. Ryan Duran, our Vice President of Operations.  Effective February 15, 2019, Mr. Duran’s current compensation was increased to $150,000. On January 1, 2016, Mr. Duran was awarded an option grant for 413 shares of our common stock at an exercise price of $100.00 per share.  This option grant was fully vested upon issuance.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information on exercisable and unexercisable options and unvested stock awards held by the named executive officers on December 31, 2020.

	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Units That Have Not Vested	Market value of shares of units of stock that have not vested	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested
Bruce Rodgers (2)	—	—	$ —		—	—	—	—
Richard Russell (2)	2,500	—(1)	125.00	11/29/2027	—	—	—	—
Richard Russell	7,500	—	10.00	5/29/2028	2,500	$ 1,675	—	—
Ryan Duran	413	—	100.00	1/2/2026	—	—	—	—
Ryan Duran	2,500	—(1)	10.00	5/29/2028	833	558	—	—

(1) One third of the options vest on May 9, 2020 which is within 60 days of the record date.

(2) These awards do not reflect shares that are to be issued to Mr. Rodgers or Mr. Russell under their amended employment agreements, as no such shares have been granted to date because of an insufficient number of available shares under the 2015 Plan.

Director Compensation

The compensation of our non-employee directors is determined by the Board of Directors which solicits a recommendation from the Compensation Committee. Directors who are employees of the Company do not receive any additional compensation for their service as directors.

During 2019, the Company’s non-employee directors did not earn any fees for service to the Company, which includes attendance at Board of Directors and committee meetings held during 2019. In September 2020, the Board of Directors, based on the recommendation of the Compensation Committee, approved a special payment for each outside director to compensate its outside directors for the Company’s non-payment of certain compensation since 2015. Such special payment was approved in the amount of $15,000 for each outside director for each year from 2016 to 2020 for which no payment was made to the outside directors. This payment was made in October 2020.

The following table sets forth information with respect to compensation earned by each of our directors (other than those also serving as a “named executive officer”) during the year ended December 31, 2019 and 2020.

		Fees
		Earned or
		Paid in	Option
		Cash	Awards
Name	Year	($)(1)	($)	Total ($)
Martin A. Traber*	2020	$60,000	$—	$60,000
	2019	$—	$—	$—
Andrew Graham	2020	$60,000	$—	$60,000
	2019	$—	$—	$—
Fred Mills	2020	$45,000	$—	$45,000
	2019	$—	$—	$—
Douglas I. McCree	2020	$60,000	$—	$60,000
	2019	$—	$—	$—

Joel E. Rodgers, Sr.	2020	$60,000	$—	$60,000
	2019	$—	$—	$—

Represents compensation for the period from January 1, 2019 through December 31, 2019 and January 1, 2020 through December 31, 2020.

*Mr. Traber ceased to be a director of our company in January 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The table below sets forth information with respect to shares of common stock that may be issued under our 2015 Omnibus Incentive Plan, as of December 31, 2020:

Equity Compensation Plan Information
	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	19,300	$54.68	40,700
Equity compensation plans not approved by security holders	-	$-	-

Principal Shareholders

The following table sets forth information regarding the beneficial ownership of our common stock as of April 26, 2021 by:

•	each person who is known by us to beneficially own more than 5% of our outstanding common stock,
•	each of our directors and named executive officers, and
•	all directors and executive officers as a group.

The number and percentage of shares beneficially owned are based on 27,071,480 common shares outstanding as of April 26, 2021. Information with respect to beneficial ownership has been furnished by each director, officer or beneficial owner of more than 5% of our common stock. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, which generally require that the individual have voting or investment power with respect to the shares. In computing the number of shares beneficially owned by an individual listed below and the percentage ownership of that individual, shares underlying options, warrants and convertible securities held by each individual that are exercisable or convertible within 60 days of April 26, 2021, are deemed owned and outstanding, but are not deemed outstanding for computing the percentage ownership of any other individual. Except as otherwise indicated in the footnotes to this table, or as required by applicable community property laws, all individuals listed have sole voting and investment power for all shares shown as beneficially owned by them. Unless otherwise indicated in the footnotes, the address for each principal shareholder is LM Funding America, Inc., 1200 West Platt Street, Suite 100, Tampa, Florida 33606.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage
5% Stockholders:	5% Stockholders:	5% Stockholders:

Executive Officers and Directors
Bruce M. Rodgers (1)	238,433	0.9	%*
Carollinn Gould (2)	238,433	0.9	%*
Douglas I. McCree (3)	3,050	*
Joel E. Rodgers, Sr. (4)	700	*
Fred Mills (5)	2,600	*
Frank Silcox	700	*
Andrew L. Graham (6)	1,280	*
Richard Russell (7)	7,500	*
Ryan Duran (8)	2,080	*
All Executive Officers and Directors as a Group (9 individuals)	259,676	1.0%

*	Represents less than 1% of beneficial ownership
(1)

Includes 232,366 shares beneficially owned by Bruce M. Rodgers Revocable Trust and Carol Linn Gould Revocable Trust, 4,417 shares beneficially owned by BRR Holding, LLC, 1,550 shares beneficially owned by Bruce M. Rodgers IRA, and 100 shares beneficially owned by Carollinn Gould IRA, of which 13,242 shares in the case of Bruce M. Rodgers Revocable Trust and Carol Linn Gould Revocable Trust, 150 shares in the case of BRR Holding, LLC and 390 shares in the case of Bruce M. Rodgers IRA are issuable upon the exercise of warrants to purchase shares of common stock. Bruce M. Rodgers is the sole Trustee of the Bruce M. Rodgers Revocable Trust and Carollinn Gould is the sole Trustee of the Carol Linn Gould Revocable Trust.  Bruce M. Rodgers, Carollinn Gould and their family, including trusts or custodial accounts of minor children of each of Mr. Rodgers and Ms. Gould owns 100% of the outstanding membership interests of BRR Holding, LLC, and therefore Mr. Rodgers and Ms. Gould may be deemed to have shared voting and investment power for all 236,784 shares owned by both Trusts and BRR Holding, LLC. Does not include any shares to which Mr. Rodgers may be entitled under his amended and restated employment agreement (as described above) but has not received because of the unavailability of shares under the 2015 Plan.

(2)

Includes 219,124 shares of common stock and 13,242 shares of common stock issuable upon the exercise of warrants held by the two revocable trusts.  Bruce M. Rodgers, Carollinn Gould and their family, including trusts or custodial accounts of minor children of each of Mr. Rodgers and Ms. Gould, own 100% of the outstanding membership interests of each trust.

(3)

Includes 2,050 shares of common stock, 500 shares of common stock issuable upon the exercise of warrants at an exercise price of $125.00 and 500 shares of common stock issuable upon the exercise of options at an exercise price of $100.00 that are currently exercisable.

(4)

Includes 100 shares of common stock, 100 shares of common stock issuable upon the exercise of warrants at an exercise price of $125.00, and 500 shares of common stock issuable upon the exercise of options at an exercise price of $100.00 that are currently exercisable.

(5)	Includes 2,600 shares of common stock.
(6)

Includes 180 shares of common stock, 600 shares of common stock issuable upon the exercise of warrants at an exercise price of $125.00, and 500 shares of common stock issuable upon the exercise of options at an exercise price of $100.00 that are currently exercisable.

(7)

Includes 2,500 shares of common stock issuable upon the exercise of options at an exercise price of $125.00 that are currently exercisable or become exercisable within 60 days after March 29, 2019, includes 5,000 shares of common stock issuable upon the exercise of options at an exercise price of $10.00 that are currently exercisable or become exercisable within 60 days after November 30, 2020.  This amount excludes 2,500 options that are not exercisable 60 days after the record date of November 30, 2020. Does not include any shares to which Mr. Russell may be entitled under his amended and restated employment agreement (as described above) but has not received because of the unavailability of shares under the 2015 Plan.

(8)

Includes 413 shares of common stock issuable upon the exercise of options at an exercise price of $125.00 that are currently exercisable or become exercisable within 60 days after March 29, 2020. Includes 833 shares of common stock issuable upon the exercise of options at an exercise price of $10.00 that are currently exercisable or become exercisable within 60 days after November 30, 2020. This amount excludes 833 options that are not exercisable 60 days after the record date of November 30, 2020.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

Association Collection and Distribution Services

The Company has engaged BLG on behalf of many of its Association clients to service and collect the accounts and to distribute the proceeds as required by Florida law and the provisions of the purchase agreements between the Company and the Associations. In addition, Ms. Gould entered into an employment agreement to work part-time for the Company. Ms. Gould’s employment agreement with the Company permitted her to also work as General Manager of Business Law Group, P.A. which pays her additional compensation of $150,000 per year. Ms. Gould terminated her employment with the Company on September 30, 2020.

Director Independence

Because the Company’s common shares are listed on Nasdaq Capital Market, we are governed by its listing standards. Our Board of Directors has determined that four of its current members, Mr. Graham, Mr. McCree, Mr. Mills, and Mr. Silcox, are “independent directors” as defined in the listing standards of the NASDAQ. The members of the Audit Committee are all “independent directors” pursuant to the definition contained in Rule 5605(a)(2) of the NASDAQ and the criteria for independence set forth in Rule 10A-3(b)(1) of the Securities and Exchange Commission. All of the members of both the Compensation Committee and the Nominating Committee have been determined to be “independent” within the meaning of the SEC and NASDAQ regulations.

Item 14. Principal Accounting Fees and Services.

AUDIT FEES

The following table sets forth the aggregate fees for services related to the years ended December 31, 2020 and 2019 provided by Malone Bailey, LLP, our principal accountants:

	2020	2019
Audit Fees - Malone Bailey, LLP (1)	$124,400	122,000
All Other Fees (2)	33,575	8,076
Total	$157,975	130,076

(1)

Audit Fees represent fees billed for professional services rendered for the audit of our annual financial statements and review of our quarterly financial statements included in our quarterly reports on Form 10-Q.

(2)	All Other Fees represent fees billed for services provided to us not otherwise included in the category above

Pre-Approval Policies

The audit committee pre-approved 100% of all auditing services and non-auditing services. The audit committee has delegated this authority to the chairman of the audit committee for situations when pre-approval by the full audit committee is inconvenient. Any decisions by the chairman of the audit committee must be disclosed at the next audit committee meeting.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(b) Exhibits. The exhibits listed on the Exhibit Index, which appears at the end of this report, are filed as part of, or are incorporated by reference into, this report.

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS XBRL	Instance Document
101.SCH XBRL	Taxonomy Extension Schema Document
101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document
101.DEF XBRL	Taxonomy Extension Definition Linkbase Document
101.LAB XBRL	Taxonomy Extension Label Linkbase Document
101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned thereunto duly authorized.

LM Funding America, Inc.
Dated: April 30, 2021	By:/s/	Bruce M. Rodgers
Bruce M. Rogers Chief Executive Officer and Chairman of the Board