Form 10-Q
period 2021-03-31
LM FUNDING AMERICA, INC.
filed 2021-05-14
CIK 1640384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☑	Smaller reporting company	☑

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The registrant had 5,414,296 shares of Common Stock, par value $0.001 per share, outstanding as of May 7, 2021.

LM FUNDING AMERICA, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

LM Funding America, Inc. and Subsidiaries Condensed Consolidated Balance Sheets

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Cash	$17,803,015	$11,552,943
Finance receivables:
Original product - net (Note 2)	101,811	116,017
Special product - New Neighbor Guaranty program, net of allowance for credit losses of (Note 3)	53,777	52,757
Prepaid expenses and other assets	212,132	399,124
Current assets	18,170,735	12,120,841
Fixed assets, net	5,617	6,171
Real estate assets owned	80,057	18,767
Operating lease - right of use assets (Note 7)	134,859	160,667
Long-term investments - debt securities (Note 9)	1,679,284	-
Long-term investments - equity securities (Note 9)	1,789,338	-
Investments in unconsolidated affiliates (Note 9)	4,569,054	-
Other assets	10,984	10,984
Long-term assets	8,269,193	196,589
Total assets	$26,439,928	$12,317,430

LIABILITIES AND STOCKHOLDERS' EQUITY
Note payable (Note 5)	38,053	96,257
Accounts payable and accrued expenses	271,515	237,033
Due to related party (Note 4)	232,734	158,399
Current portion of lease liability (Note 7)	78,675	-
Total current liabilities	620,977	491,689

Lease liability - long-term (Note 7)	68,002	171,648
Deferred taxes (Note 6)	3,484	-
Note payable - long-term (Note 5)	186,235	185,785
Long-term liabilities	257,721	357,433
Total liabilities	878,698	849,122

Stockholders’ equity:
Common stock, par value $0.001; 30,000,000 shares authorized; 5,414,296 and 3,083,760 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	5,414	3,084
Additional paid-in capital	39,538,550	29,996,257
Accumulated deficit	(14,159,791)	(18,536,224)
Total stockholders’ equity	25,384,173	11,463,117
Non-controlling interest	177,057	5,191
Total stockholders’ equity	25,561,230	11,468,308
Total liabilities and stockholders’ equity	$26,439,928	$12,317,430

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

LM Funding America, Inc. and Subsidiaries Condensed Consolidated Statements of Operations (unaudited)

	For the Three Months Ended March 31,
	2021	2020
Revenues:
Interest on delinquent association fees	$77,444	$219,514
Administrative and late fees	15,071	23,045
Recoveries in excess of cost - special product	29,473	22,628
Underwriting and other revenues	22,703	27,929
Rental revenue	31,917	48,080
Total revenues	176,608	341,196

Operating Expenses:
Staff costs and payroll	1,301,981	316,059
Professional fees	482,943	506,995
Settlement costs with associations	-	11,920
Selling, general and administrative	99,769	80,223
Recovery of cost from related party receivable	(10,000)	(100,000)
Real estate management and disposal	18,290	85,342
Depreciation and amortization	1,696	5,812
Collection costs	2,048	(8,321)
Other operating expenses	7,545	3,794
Total operating expenses	1,904,272	901,824
Operating loss from continuing operations	(1,727,664)	(560,628)
Realized gain on securities	5,671,464	-
Unrealized gain on securities	595,392	-
Interest income	13,055	-
Interest expense	(464)	(6,894)
Income (loss) from continuing operations before income taxes	4,551,783	(567,522)
Income tax expense	(3,484)	-
Net income (loss) from continuing operations	4,548,299	(567,522)
Gain from operations of discontinued operations	-	16,428
Net gain from discontinued operations	-	16,428
Net income (loss)	4,548,299	(551,094)
Less: Net income attributable to non-controlling interest	(171,866)
Net income (loss) attributable to LM Funding America Inc.	$4,376,433	$(551,094)

Earnings/(loss) per share:
Basic income (loss) per common share - continuing operations	$0.87	$(0.88)
Basic income/(loss) per common share - discontinued operations	$-	$0.03
Basic income (loss) per common share - net income (loss) - attributable to LM Funding	$0.87	$(0.85)
Diluted income (loss) per common share - continuing operations	$0.80	$(0.88)
Diluted earnings/(loss) per common share - discontinued operations	$-	$0.03
Diluted income (loss) per common share - net income (loss) - attributable to LM Funding	$0.80	$(0.85)

Weighted average number of common shares outstanding:
Basic	5,047,498	646,606
Diluted	5,439,398	646,606

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

LM Funding America, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,548,299	$(551,094)

Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization	1,696	5,812
Right to use asset depreciation	25,808	25,093
Stock compensation	-	128,847
Recovery of uncollectible related party receivables	-	(100,000)
Accrued investment income	(12,784)	-
Gain on disposal of discontinued operations	-	(16,428)
Deconsolidation of affiliate	(43,623)	-
Unrealized gain on securities	(595,392)	-
Realized gain on sale of securities	(5,671,464)	-
Change in assets and liabilities
Prepaid expenses and other assets	710,163	20,436
Accounts payable and accrued expenses	157,514	(8,102)
Advances (repayments) from related party	200,749	197,024
Lease liability payments	(24,971)	(22,684)
Deferred taxes	3,484	-
Net cash provided (used in) operating activities	(700,521)	(321,096)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net collections of finance receivables - original product	14,206	28,035
Net collections of finance receivables - special product	(1,020)	29,839
(Payments)/proceeds for real estate assets owned	(62,432)	(3,026)
Net cash payment for IIU disposal	-	(246,914)
Investment in convertible note receivable	(1,666,500)	-
Investment in unconsolidated affiliate	(5,738,000)	-
Investment in securities	(15,547,454)	-
Proceeds from securities, net	21,218,918	-
Loan to purchase securities	1,784,250	-
Repayment of loan to purchase securities	(1,784,250)	-
Net cash used by investing activities	(1,782,282)	(192,066)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments	(343,687)	(34,770)
Insurance financing repayments	(468,061)	-
Exercise of warrants	9,544,623	-
Proceeds from stock subscription	-	250,000

Net cash provided by financing activities	8,732,875	215,230

NET INCREASE (DECREASE) IN CASH	6,250,072	(297,932)

CASH - BEGINNING OF YEAR	11,552,943	1,069,823
CASH - END OF YEAR	$17,803,015	$771,891

SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION
Cash paid for taxes	$-	$-
Cash paid for interest	$-	$6,894

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LM Funding America, Inc. and Subsidiaries Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

For the Three and Three Months Ended March 31, 2021 and 2020

	Common Stock
	Shares	Amount	Additional paid in capital	Accumulated Deficit	Non-Controlling Interest	Total Equity

Balance - December 31, 2019	626,852	$627	$17,329,060	$(14,494,762)	$-	$2,834,925

Stock issued for services	37,200	37	128,810	-	-	128,847
Net loss	-	-	-	(551,094)	-	(551,094)
Balance - March 31, 2020	664,052	$664	$17,457,870	$(15,045,856)	$-	$2,412,678

Balance - December 31, 2020	3,083,760	$3,084	$29,996,257	$(18,536,224)	$5,191	$11,468,308

Warrants exercised	2,330,536	2,330	9,542,293	-	-	9,544,623
Net income	-	-	-	4,376,433	171,866	4,548,299
Balance - March 31, 2021	5,414,296	$5,414	$39,538,550	$(14,159,791)	$177,057	$25,561,230

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LM FUNDING AMERICA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

LM Funding America, Inc. (“we”, “our”, “LMFA” or the “Company”) was formed as a Delaware corporation on April 20, 2015. LMFA was formed for the purpose of completing a public offering and related transactions in order to carry on the business of LM Funding, LLC and its subsidiaries (the “Predecessor”). LMFA is the sole member of LM Funding, LLC and operates and controls all of its businesses and affairs.

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

Reverse Stock Split

On May 11, 2020, our shareholders voted in favor of the approval of an amendment to our Certificate of Incorporation, in the event it is deemed advisable by our Board of Directors, to effect an additional reverse stock split of the Company’s issued and outstanding common stock at a ratio within the range of one-for-two (1:2) and one-for-ten (1:10), as determined by the Board of Directors.  On April 21, 2021, our Board of Directors approved a one-for-five reverse split of the Company’s common stock. As a result, on May 7, 2021, the Company effected a common share consolidation (“Reverse Stock Split”) by means of a one-for-five (1:5) reverse split of its outstanding common stock,  which resulted in a decrease in outstanding common stock to 5,414,296 shares.  The Reverse Stock Split became effective on May 7, 2021 and the Company’s common stock began trading on The Nasdaq Capital Market on a split-adjusted basis on May 7, 2021.  The Company has retroactively adjusted all share amounts and per share data herein to give effect to the Reverse Stock Split.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of LMFA and its wholly-owned subsidiaries: LM Funding, LLC; LMF October 2010 Fund, LLC; REO Management Holdings, LLC (including all 100% owned subsidiary limited liability companies); LM Funding of Colorado, LLC; LM Funding of Washington, LLC; LM Funding of Illinois, LLC; and LMF SPE #2, LLC and various single purpose limited liability corporations owned by REO Management Holdings, LLC which own various properties. It also includes LMFA Sponsor LLC (a 70.5% owned subsidiary). All significant intercompany balances have been eliminated in consolidation.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in the annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The interim condensed consolidated financial statements as of March 31, 2021 and for the Three Months ended March 31, 2021 and March 31, 2020, respectively are unaudited. In the opinion of management, the interim condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of the results for the interim periods. The accompanying condensed consolidated balance sheet as of December 31, 2020, is derived from the audited consolidated financial statements presented in the Company’s Annual Report on Form 10-K for fiscal the year ended December 31, 2020.

Investment in Securities

Investment in Securities includes investments in common stocks and convertible notes receivables.  Investments in securities are reported at fair value with changes in unrecognized gains or losses included in other income on the income statement.

Investments in Unconsolidated Entities

We account for investments in less than 50% owned and more than 20% owned entities using the equity method of accounting. Because we have elected the fair value option for these securities, unrealized holding gains and losses during the period are included in earnings.

Loss Per Share

Basic loss per share is calculated as net loss to common stockholders divided by the weighted average number of common shares outstanding during the period (as adjusted to give effect to the Reverse Stock Split).

The Company issued approximately 2.3 million shares at various times during the three months ended March 31, 2021 and has weighted average these new shares in calculating loss per share. The Company also issued approximately 37 thousand shares at various times during the three months ended March 31, 2020 and has weighted average these new shares in calculating loss per share.

The Company has restated all share amounts to reflect the Reverse Stock Split.

Diluted loss per share for the period equals basic loss per share as the effect of any convertible notes, stock based compensation awards or stock warrants would be anti-dilutive.

The anti-dilutive stock based compensation awards and convertible notes consisted of:

	As of March 31,
	2021	2020
Stock Options	3,860	3,860
Stock Warrants	391,900	791,857

Note 2. Finance Receivables – Original Product

The Company’s original funding product provides financing to community associations only up to the secured or “Super Lien Amount” as discussed in Note 1.  Finance receivables for the original product as of March 31, 2021 and December 31, 2020 based on the year of funding are approximately as follows:

	March 31, 2021	December 31, 2020 (Audited)
Funded during the current year	$13,000	$25,000
1-2 years outstanding	13,000	12,000
2-3 years outstanding	9,000	9,000
3-4 years outstanding	6,000	12,000
Greater than 4 years outstanding	185,000	200,000
	226,000	258,000
Reserve for credit losses	(125,000)	(142,000)
	$101,000	$116,000

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

As of March 31, 2021, maximum future contingent payments under these arrangements was approximately $1,700.

Delinquent assessments and accrued charges under these arrangements as of March 31, 2021 and December 31, 2020, are as follows:

	March 31, 2021	December 31, 2020 (Audited)
Finance receivables, net	$54,000	$53,000
Delinquent assessments	134,000	148,000
Accrued interest and late fees	40,000	57,000
Number of active units with delinquent assessments	14	20

Allowance for credit losses are recorded for losses that are considered “probable” and can be “reasonably estimated” in accordance with ASC 450-20.  Recoverability of the Company’s Original Product is generally assured because of the protection of the Super Lien under Florida statute and as such no allowance is recorded.

Credit losses on the NNG product were estimated by the Company based on analyzing the investment in each unit and comparing that balance to the average payout for completed units for the past 12 months. The allowance for losses based on these analyses, had a remaining balance of $7,000 and $6,500 as of March 31, 2021 and December 31, 2020, respectively.

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

Amounts expensed by the Company to BLG for the Three Months ended March 31, 2021 and 2020 were approximately $246,000 and $259,000, respectively.  As of March 31, 2021 and December 31, 2020, receivables from property owners for charges ultimately payable to BLG approximate $1,214,000 and $1,332,000, respectively.

Under the related party agreement with BLG in effect during 2020 and 2019, the Company pays all costs (lien filing fees, process and serve costs) incurred in connection with the collection of amounts due from property owners.  Any recovery of these collection costs is accounted for as a reduction in expense incurred.  The Company incurred expenses related to these types of costs for the three months ended March 31, 2021 and 2020 were $22,000 and $36,000, respectively. Recoveries during the three months ended March 31, 2021 and 2020, related to those costs were approximately $19,000 and $45,000, respectively.

The Company also shares office space and related common expenses with BLG.  All shared expenses, including rent, are charged to BLG based on an estimate of actual usage.  Any expenses of BLG paid by the Company that have not been reimbursed or settled against other amounts are reflected as due from related parties in the accompanying consolidated balance sheet.  BLG was charged approximately $17,000 for the office sub-lease during the three months ended March 31, 2021.

Amounts payable to BLG as of March 31, 2021 and December 31, 2020 were approximately $232,700 and $158,400, respectively. In the first three months of March 31, 2021, the Company subsequently recouped $10,000 of previously written-off amounts to BLG.

Note 5. Debt and Other Financing Arrangements

	March 31, 2021	December 31, 2020 (Audited)
Financing agreement with FlatIron capital that is unsecured. Down payment of $20,746 was required upfront and equal installment payments of $19,251 to be made over a 10 month period. The note matures on May 1, 2021. Annualized interest is 5.95%	$38,503	$96,257

Promissory note issued by a financial institution, bearing interest at 1.0%, interest and no principal payments. The note matures April 30, 2022. Annualized interest is 1.0%. This is a U.S. Small Business Administration’s Paycheck Protection Program (the “PPP Loan”)	185,785	185,785

	$224,288	$282,042

As of March 31, 2021, minimum annual principal payments are as follows:

2021	224,288
2022	-
2023	-
2024	-
2025	-
After 2025	-
$224,288

On April 30, 2020, the company obtained a $185,785 Paycheck Protection Program loan. These business loans were established by the 2020 US Federal government Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) to help certain businesses, self-employed workers, sole proprietors, certain nonprofit organizations, and tribal businesses continue paying their workers.

The Paycheck Protection Program allows entities to apply for low interest private loans to pay for their payroll and certain other costs. The loan proceeds will be used to cover payroll costs, rent, interest, and utilities. The loan may be partially or fully forgiven if the Company keeps its employee counts and employee wages stable. The program was implemented by the U.S. Small Business Administration. The interest rate is 1.0% and has a maturity date of 2 years. We have applied for loan and interest forgiveness in the fourth quarter of 2020.

On May 6, 2021, we received notice from the Paycheck Protection Program that $157,250 of our loan had been forgiven.  As such, we owe the remaining balance of $28,534 which will be repaid by June 30, 2021. See details regarding forgiveness in Footnote 10.

Note 6. Income Taxes

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

Under ASC 740-10-30-5, Income Taxes, deferred tax assets should be reduced by a valuation allowance if, based on the weight of available evidence, it is more-likely-than-not (i.e., a likelihood of more than 50%) that some portion or all of the deferred tax assets will not be realized. The Company considers all positive and negative evidence available in determining the potential realization of deferred tax assets including, primarily, the recent history of taxable earnings or losses. Based on operating losses reported by the Company during 2020 and 2019, the Company concluded there was not sufficient positive evidence to overcome this recent operating history. As a result, the Company believed that a valuation allowance was necessary based on the more-likely-than-not threshold noted above. The Company had recorded a valuation allowance of approximately $3,551,000 as of March 31, 2021 and $4,658,000 as of December 31, 2020.

Significant components of the tax expense (benefit) recognized in the accompanying consolidated statements of operations for the three months ended March 31, 2021 and March 31, 2020) are as follows:

	Three Months Ended	Three Months Ended
	March 31, 2021	March 31, 2020
Current tax benefit
Federal	$911,648	$(148,257)
State	188,624	(30,675)
Total current tax benefit	1,100,272	(178,932)
Deferred tax expense	8,214	39,257
Valuation allowance (expense)	(1,105,002)	139,675
Income tax (reduction) benefit	$3,484	$-

The reconciliation of the income tax computed at the combined federal and state statutory rate of 25.3% for the three months ended March 31, 2021 and 2020 to the income tax benefit is as follows:

	Three Months Ended March 31,		Three Months Ended March 31,
	2021	2021	2020	2020
Expense (benefit) on net loss	$1,107,447	25.3%	$(139,675)	28.3%
Nondeductible expenses	1,039	0.0%	-	(13.90)%
Valuation allowance (expense)	(1,105,002)	(25.3)%	139,675	(14.30)%
Other items	-	0.0%	-	0.0%
Tax expense/ effective rate	$3,484	-%	-	-%

The significant components of the Company’s deferred tax liabilities and assets as of March 31, 2021 and December 31, 2019 are as follows:

	As of March 31, 2021	As of December 31, 2020
	(Unaudited)
Deferred tax liabilities:
Tax expense for internally developed software	$-	$(1,814)
Tax depreciation in excess of book	-	(2,917)
Total deferred tax liabilities	-	(4,731)
Deferred tax assets:
Loss carryforwards	2,810,664	3,913,579
Step up in basis at contribution to C-Corp	529,302	511,052
Stock option expense	124,876	124,876
Step up in basis - purchase of non-controlling interest	48,789	49,950
Allowance for credit losses	33,466	33,466
Accrued liabilities	-	20,573
Total deferred tax asset	3,547,097	4,653,496
Valuation allowance	(3,550,581)	(4,658,226)
Net deferred tax asset	$(3,484)	$-

During the 3 months ended March 31, 2021, the Company offset $1.1 million of it’s tax expense with $1.1 million of its valuation allowance.

Note 7. Commitments and Contingencies

Leases

The Company leases certain office space, construction and office equipment, vehicles and temporary housing generally under non-cancelable operating leases. Leases with an initial term of one year or less are not recorded on the balance sheet, and the Company generally recognizes lease expense for these leases on a straight-line basis over the lease term. As of March 31, 2021, the Company’s operating leases have remaining lease terms ranging from less than one year to 3 years, some of which include options to renew the leases. The exercise of lease renewal options is generally at the Company’s sole discretion. The Company’s leases do not contain any material residual value guarantees or material restrictive covenants.

The Company determines if an arrangement is a lease at inception. Operating lease ROU assets and current and long-term operating lease liabilities are separately stated on the Consolidated Balance Sheet as of March 31, 2021. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The present value of future lease payments are discounted using either the implicit rate in the lease, if known, or the Company’s incremental borrowing rate for the specific lease as of the lease commencement date. The rate was determined as a fair value of the lease over a 37 month period using a 6.5% interest rate for the present value calculation. The ROU asset is also adjusted for any prepayments made or incentives received. The lease terms include options to extend or terminate the lease only to the extent it is reasonably certain any of those options will be exercised. Lease expense is recognized on a straight-line basis over the lease term. The Company accounts for lease components (e.g., fixed payments) separate from the non-lease components (e.g., common-area maintenance costs). The Company does not have any material financing leases.

The Company leased its office under an operating lease beginning March 1, 2014 and ending July 31, 2019. The Company’s new office lease began July 15, 2019 and ends July 31, 2022. A related party has a sub-lease for approximately $4,900 per month plus operating expenses.

The Company shares this space and the related costs associated with this operating lease with a related party (see Note 4) that also performs legal services associated with the collection of delinquent assessments.  Net rent expense recognized for the Three Months ended March 31, 2021 and 2020 were approximately $24,900 and $18,100, respectively.

The following table presents components of lease expense excluding discontinued operations for the Three Months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Operating lease expense	24,856	18,080
	24,856	18,080

The following table presents supplemental balance sheet information related to operating leases as of March 31, 2021 and December 31, 2020:

	Balance Sheet Line Item	As of March 31, 2021	As of December 31, 2020
Assets
ROU assets	Right of use asset, net	$134,859	$160,667
Total lease assets		$134,859	$160,667

Liabilities
Current lease liabilities	Lease liability	$78,675	$103,646
Long-term lease liabilities	Lease liability	68,002	68,002
Total lease liabilities		$146,677	$171,648

Weighted-average remaining lease term (in years)		1.33	1.60
Weighted-average discount rate		6.55%	6.55%

The following table presents supplemental cash flow information and non-cash activity related to operating leases for the Three Months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Operating cash flow information
Cash paid for amounts included in the measurement of lease liabilities	$(24,971)	$(22,684)

The following table presents maturities of operating lease liabilities on an undiscounted basis as of March 31, 2021:

Operating Leases
2021 (excluding the three months ended March 31, 2021)	$78,675
2022	68,002
2023	-
$146,677

Legal Proceedings

Except as described below, we are not currently a party to material pending or known threatened litigation proceedings. However, we frequently become party to litigation in the ordinary course of business, including either the prosecution or defense of claims arising from contracts by and between us and client Associations. Regardless of the outcome, litigation can have an adverse impact on us because of prosecution, defense, and settlement costs, diversion of management resources and other factors.

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

On January 11, 2021, the Company received a demand letter from newly engaged outside counsel to Hanfor and Hanfor Owner alleging that the Company’s termination of the Share Exchange Agreement constituted a breach of contract and/or was invalid and further alleging breach of fiduciary duty by the Company’s Chief Executive Officer and Chief Financial Officer.  Such letter demanded $1,250,000 (the amount of Hanfor Owner’s investment in common stock of the Company) plus interest and threatened legal action against the Company and the Company’s Chief Executive Officer and Chief Financial Officer.  Following the receipt of that letter, on or around January 27, 2021, the Company assisted Hanfor Owner with the removal of the restrictive legend from the shares of Company common stock owned by Hanfor Owner in accordance with SEC Rule 144 to enable the sale thereof by Hanfor Owner, at which time Hanfor Owner’s counsel indicated in writing that Hanfor Owner may have remaining damages. In May 2021, counsel to Hanfor Owner requested a formal response to the demand letter, and on May 11, 2021, the Company sent a responsive email reiterating that the Company believes that Hanfor Owner’s alleged claim is invalid.

Note 8. Stockholders’ Equity

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

The following is a summary of the stock option plan activity during the Three Months ended March 31, 2021 and 2020:

	2021		2020
	Number of	Weighted Average	Number of	Weighted Average
	Options	Exercise Price	Options	Exercise Price
Options Outstanding at Beginning of the year	3,860	$302.55	3,860	$302.55
Granted	-	-	-	-
Exercised	-	-	-	-
Adjustment	-	-	-	-
Forfeited	-	-	-	-

Options Outstanding at March 31,	3,860	$302.55	3,860	$302.55

Options Exercisable at March 31,	3,193	$320.00	2,360	$422.45

Compensation expense recognized from the vesting of stock options was approximately $nil and $3,400 for the Three Months ended March 31, 2021 and 2020. There was no unrecognized compensation cost associated with unvested stock options as of March 31, 2021.

The aggregate intrinsic value of the outstanding common stock options as of March 31, 2021 and December 31, 2020 was approximately $0 and $0 respectively.

Warrants

The following is a summary of the warrant activity during the Three Months ended March 31, 2021 and 2020:

	2021		2020
	Number of	Weighted Average	Number of	Weighted Average
	Warrants	Exercise Price	Warrants	Exercise Price
Warrants Outstanding at Beginning of the year	2,718,012	$4.20	771,857	$27.25

Granted	-	-	-	-
Exercised	2,326,112	4.08	-	-
Forfeited	-	-	-	-

Warrants Outstanding at March 31,	391,900	$4.35	771,857	$27.25

During the three months ended March 31, 2021, the Company received approximately $9.5 million upon the exercise by warrant holders of warrants for approximately 2.3 million shares.  The aggregate intrinsic value of the outstanding common stock warrants as of March 31, 2021 and December 31, 2020 was approximately $797,000 and $256,400 respectively.

Note 9. Investments

Long-term Investments

Long-term investments consist of certain convertible debt and equity investments. The Company entered into an agreement with BORQS Technologies Inc. (“Borqs”) (Nasdaq: BRQS) under which the Company agreed to purchase Senior Secured Convertible Promissory Notes (“Notes”) of Borqs up to an aggregate principal amount of $5 million.  The Company’s purchase of the Notes was a part of a larger transaction in which an aggregate of $20 million in Notes were sold by Borqs in a private transaction to several institutional and individual investors, including the Company.  The Notes are due in two years, have an annual interest rate of 8%, are convertible into ordinary shares of Borqs at a 10% discount from the market price, and have 90% warrant coverage (with the warrants exercisable at 110% of the conversion price.  One-third of the Notes ($1,666,500) were funded by the Company at the execution of definitive agreements for the transaction, and two-thirds of the Notes ($3,333,500) were purchased and funded upon the satisfaction of certain conditions, including effectiveness of a registration statement to be filed by Borqs by April 15, 2021.  The registration was deemed effective on May 3, 2021 and the Company completed this funding on May 6, 2021.

In connection with LMF Acquisition Opportunities Inc (“LMAO”) initial public offering, the Company’s affiliate LMFA Sponsor LLC purchased an aggregate 5,738,000 private placement warrants from LMOA (“Private Placement Warrants”) at a price of $1.00 per whole warrant. Each Private Placement. Warrant is exercisable for one share of LMAO’s Class A common stock at a price of $11.50 per share, and as such meets the definition of a derivative as outlined within ASC 815, Derivatives and Hedging. The Private Placement Warrants are recorded at fair value and are classified in long-term "Investments" on the consolidated balance sheet. The fair value of the Private Placement Warrants is classified as level 3 in the fair value hierarchy as the calculation is dependent upon company specific adjustments to the observable trading price of LMAO’s public warrants for lack of marketability and related risk of forfeiture should no business combination occur. Subsequent changes in fair value will be recorded in the income statement during the period of the change. As of March 31, 2021, our re-measurement resulted in an unrealized loss of $3,948,662 and is included within "Unrealized gain (loss) on securities" within our consolidated statement of operations.

Long-term investments as of March 31, 2021 consist of the following:

Convertible note (including accrued interest income)	1,679,284

LMF Acquisition Opportunities Inc. warrants	1,789,338

Investments in LMF Acquisition Opportunities Inc. warrants

Beginning of year	-
Investment in affiliate	5,738,000
Unrealized loss on securities	(3,948,662)
End of year	1,789,338

The Company entered into a Loan Agreement (the “Investor Loan Agreement”) with a private investor (“Investor”) pursuant to which the Investor agreed to provide consulting services and make one or more non-recourse loans to LMFA in a principal amount of up to the purchase price of the Borqs loan receivables purchased by LMFA. The Investor Loan Agreement does not provide a fixed rate of interest, and LMFA and Investor agreed to split the net proceeds from LMFA’s sales of the settlement shares, with LMFA receiving one-third of the net proceeds after a return of Investor’s principal and the Investor receiving return of principal plus two-thirds of the net proceeds thereafter.

The Company recognized a $5.7 million gain on the Borqs loan receivables loan transaction in which we acquired $18 million of Borqs debt for $15.5 million and converted the debt into Borqs common stock and subsequently sold such shares for $32.6 million, provided $11.3 million to the Investor and realized a $5.7 million gain.

Investment in Unconsolidated Affiliates

LMF Acquisition Opportunities Inc.

The Company is the sponsor of LMF Acquisition Opportunities, Inc. (“LMAO”), a special purpose acquisition company that completed an initial public offering in January 2021.   Prior to LMAO’s initial public offering, LMFA Sponsor LLC (“Sponsor”), a 70% owned subsidiary of the Company, organized and initially capitalized LMAO by a $25,000 purchase of Class B shares par value $0.0001 per share, of LMAO. At the time of the initial public offering of LMAO, Sponsor purchased Private Placement Warrants that allow it to purchase 5,738,000 at an exercise price of $11.50.  The Class B shares and Private Placement Warrants were issued to and are held by Sponsor.  The shares of Class B common stock of LMAO held by Sponsor will automatically convert into shares of LMAO’s Class A common stock on a one-for-one basis at the time of LMAO’s initial business combination and are subject to certain transfer restrictions.

The registration statement for LMAO’s initial public offering (the “LMAO IPO”) was declared effective on January 25, 2021 and on January 28, 2021, LMAO consummated the LMAO IPO with the sale of 10,350,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $103,500,000. The Units trade on the NASDAQ Capital Market under the ticker symbol “LMAOU”. After the securities comprising the units began separate trading on March 18, 2021, the shares of Class A common stock and warrants were listed on NASDAQ under the symbols “LMAO” and “LMAOW,” respectively.  Simultaneously with the closing of the LMAO IPO, LMAO consummated the sale of the Private Placement Warrants at a price of $1.00 per Private Placement Warrant in a private placement to Sponsor generating gross proceeds of $5,738,000.

As a result of the LMAO IPO, we ceased having a controlling financial interest in LMAO as of January 28, 2021. Additionally, as our retained investment in LMAO qualifies for equity-method accounting, we were required to remeasure our retained interest in LMAO at fair value and include any resulting adjustments as part of a gain or loss recognized on deconsolidation. The fair value calculation related to our retained interest in LMAO is dependent upon company-specific adjustments applied to the observable trading price of LMAO’s Class A common stock.

The Company’s investment in the Sponsor represents 70.5% of the Sponsor’s initial risk. The LMAO IPO closed on January 28, 2021; and proceeds from LMAO’s IPO totaled $103.5 million. If LMAO does not complete a business combination within 18 months from the closing of LMAO’s IPO, the proceeds from the sale of the Private Placement Warrants (after LMAO IPO transaction costs) will be used to fund the redemption of the shares sold in the LMAO IPO (subject to the requirements of applicable law), and the private warrants will expire without value. The Sponsor holds approximately 20% of the total common shares (Class A and Class B) in LMAO along with the 5,738,000 Private Placement Warrants. The Sponsor is managed by the Company. The Company has determined that as a result of the LMAO IPO, we ceased having a controlling financial interest in LMAO as of January 25, 2021. The Company, therefore, accounts for the Sponsor under the equity method of accounting. Additionally, as our retained investment in LMAO qualifies for equity-method accounting, we were required to remeasure our retained interest at fair value and include any resulting adjustments as part of a gain or loss recognized on deconsolidation. The fair value calculation related to our retained interest in LMAO is dependent upon company-specific adjustments applied to both the observable trading price of LMAO’s Class A common stock and the transaction price of the January 28, 2021 and the related risk of forfeiture should LMAO not consummate a business combination. As a result of the remeasurement of our retained interest in LMAO, we recognized for the quarter ended March 31, 2021, an unrealized gain on securities of $4.5 million. within our consolidated statement of operations.

March 31, 2021
(Unaudited)
LMF Acquisition Opportunities Inc. common stock	4,569,054

Beginning of year	$ 25,000
Unrealized gain on securities	4,544,054
End of year	$ 4,569,054

The net unrealized gain on securities from the Company’s investment in LMAOs Class B shares and warrants totaled $595 thousand for the Three Months ended March 31, 2021.

Note 10. Subsequent Events

On May 11, 2020, our shareholders voted in favor of the approval of an amendment to our Certificate of Incorporation, in the event it is deemed advisable by our Board of Directors, to effect an additional reverse stock split of the Company’s issued and outstanding common stock at a ratio within the range of one-for-two (1:2) and one-for-ten (1:10), as determined by the Board of Directors.  On May 6, 2021, the Company effected a common share consolidation (“Reverse Stock Split”) by means of a one-for-five (1:5) reverse split of its outstanding common stock, par value $0.001 per share which resulted in a decrease in outstanding common stock to 5,414,296 shares.  The reverse stock split was effected by the filing of an amendment to our Certificate of Incorporation on May 5, 2021 which provided that the reverse stock split become effective at 12:01 a.m. Eastern time on May 7, 2021.  The amendment provides that any fraction of a share of common stock that would be created as a result of the reverse stock split is to be cashed out at price equal to the product of the closing price of the Company’s common stock on May 6, 2021 and the amount of the fractional share. The Reverse Stock Split became effective on May 7, 2021 and the Company’s common stock began trading on The Nasdaq Capital Market on a split-adjusted basis on May 7, 2021. All share amounts have been retroactively adjusted for the reverse stock split.

On May 6, 2021, we received notice from the SBA Paycheck Protection Program that $157,250 of our loan had been forgiven.  As such, we owe the remaining balance of $28,534 which will be repaid by June 30, 2021.

The Company entered into an agreement with BORQ Technologies Inc. (“Borqs”) (Nasdaq: BRQS) under which the Company agreed to purchase Senior Secured Convertible Promissory Notes (“BORQ Notes”) of Borqs up to an aggregate principal amount of $5 million.  The Company’s purchase of the Notes was a part of a larger transaction in which an aggregate of $20 million in Notes were sold by Borqs in a private transaction to several institutional and individual investors, including the Company.  The Notes are due in two years, have an annual interest rate of 8%, are convertible into ordinary shares of Borqs at a 10% discount from the market price, and have 90% warrant coverage (with the warrants exercisable at 110% of the conversion price.  One-third of the Notes ($1,666,500) were funded by the Company at the execution of definitive agreements for the transaction, and two-thirds of the Notes ($3,333,500) to be purchased by the Company will be purchased and funded upon the satisfaction of certain conditions, including effectiveness of a registration statement to be filed by Borqs by April 15, 2021.  The registration was deemed effective on May 3, 2021 and the Company completed this funding on May 6, 2021.

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

We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties, and assumptions about us that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Important factors which could materially affect our results and our future performance include, without limitation:

•	our ability to purchase defaulted consumer receivables at appropriate prices,
•	competition to acquire such receivables,
•	our dependence upon third party law firms to service our accounts,
•	our ability to obtain funds to purchase receivables,
•	our ability to manage growth or declines in the business,
•	changes in government regulations that affect our ability to collect sufficient amounts on our defaulted consumer receivables,
•	the impact of class action suits and other litigation on our business or operations,
•	our ability to keep our software systems updated to operate our business,
•	our ability to employ and retain qualified employees,
•	our ability to establish and maintain internal accounting controls,
•	changes in the credit or capital markets,
•	changes in interest rates,
•	deterioration in economic conditions,
•	negative press regarding the debt collection industry which may have a negative impact on a debtor’s willingness to pay the debt we acquire,
•	the spread of the novel coronavirus (COVID-19), its impact on the economy generally and, more specifically, the specialty finance industries,
•	negative press regarding the debt collection industry which may have a negative impact on a debtor’s willingness to pay the debt we acquire, and
•	other factors set forth under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and Item 1A of this Quarterly Report on Form 10-Q.

Except as required by law, we assume no duty to update or revise any forward-looking statements.

Overview

LM Funding America, Inc. (“we”, “our”, “LMFA” or the “Company”) is a specialty finance company that provides funding to nonprofit community associations primarily located in the state of Florida. We offer incorporated nonprofit community associations, which we refer to as “Associations,” a variety of financial products customized to each Association’s financial needs. Our original product offering consists of providing funding to Associations by purchasing their rights under delinquent accounts that are selected by the Associations arising from unpaid Association assessments. Historically, we provided funding against such delinquent accounts, which we refer to as “Accounts,” in exchange for a portion of the proceeds collected by the Associations from the account debtors on the Accounts. In addition to our original product offering, we have started purchasing Accounts on varying terms tailored to suit each Association’s financial needs, including under our New Neighbor Guaranty™ program.

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

Before we implement the New Neighbor Guaranty program for an Association, the Associaiton typically asks us to conduct a review of its accounts receivable. After we have conducted the review, we inform the Association which Accounts we are willing to purchase and the terms of such purchase. Once we implement the New Neighbor Guaranty program, we begin making scheduled payments to the Association on the Accounts as if the Association had non-delinquent residents occupying the units underlying the Accounts. Our New Neighbor Guaranty contracts typically allow us to retain all collection proceeds on each Account other than special assessments and accelerated assessment balances. Thus, the Association foregoes the potential benefit of a larger future collection in exchange for the certainty of a steady stream of immediate payments on the Account.

Recent Developments

Reverse Stock Split

On May 11, 2020, our shareholders voted in favor of the approval of an amendment to our Certificate of Incorporation, in the event it is deemed advisable by our Board of Directors, to effect an additional reverse stock split of the Company’s issued and outstanding common stock at a ratio within the range of one-for-two (1:2) and one-for-ten (1:10), as determined by the Board of Directors.  On May 6, 2021, the Company effected a common share consolidation (“Reverse Stock Split”) by means of a one-for-five (1:5) reverse split of its outstanding common stock, par value $0.001 per share which resulted in a decrease in outstanding common stock to 5,414,296 shares.  The reverse stock split was effected by the filing of an amendment to our Certificate of Incorporation on May 5, 2021 which provided that the reverse stock split become effective at 12:01 a.m. Eastern time on May 7, 2021.  The amendment provides that any fraction of a share of common stock that would be created as a result of the reverse stock split is to be cashed out at price equal to the product of the closing price of the Company’s common stock on May 6, 2021 and the amount of the fractional share. The Reverse Stock Split became effective on May 7, 2021 and the Company’s common stock began trading on The Nasdaq Capital Market on a split-adjusted basis on May 7, 2021. The Company has retroactively adjusted all share amounts and per share data herein to give effect to the Reverse Stock Split.

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

Results of Operations – Three Months

The Three Months Ended March 31, 2021 compared with the Three Months Ended March 30, 2020

Revenues

During the Three Months ended March 31, 2021, total revenues decreased by $165 thousand, to $177 thousand from $341 thousand in the Three Months ended March 31, 2020.

Interest on delinquent association fees for the Three Months ended March 31, 2021 decreased $142 thousand even as the number of payoffs increased to 82 payoff occurrences as compared to 78 payoff occurrences for the Three Months ended March 31, 2020.   We believe these payoffs were impacted in part by the negative impact COVID-19 has had on the general economy. “Payoffs” consist of recovery of the entire legally collectible portion, or a settlement thereof, of our principal investment, accrued interest, and late fees owed to us from the proceeds of the Accounts collected by the Associations in accordance with our contracts with Associations. The decrease in payoff occurrences was due to a decrease in revenue per unit. The average revenue per unit per the Statement of Operations, excluding rental revenue and net commission revenue decreased to $1,765 for the Three Months ended March 31, 2021 compared with $3,758 for the Three Months ended March 31, 2020.

We saw a decrease in rental revenue in the Three Months ended March 31, 2021 of $16 thousand to $32 thousand from $48 thousand for the Three Months ended March 31, 2020. This was due to a reduced number of rental units in 2021 as compared to 2020.

Operating Expenses

During the Three Months ended March 31, 2021, operating expenses increased approximately $1.0 million, to $1.9 million from $902 thousand for the Three Months ended March 31, 2020. The increase in operating expenses can be attributed to various factors, including $986 thousand increase in compensation relating to bonuses of $800 thousand and board compensation of $150 thousand offset in part due to a reduction in real estate management expenses of $67 thousand.

Professional fees, excluding fees from the BLG service agreement, for the Three Months ended March 31, 2021 were approximately $237,000 compared with approximately $248,000 for the Three Months ended March 31, 2020.  In the ordinary course of our business, we are involved in numerous legal proceedings and expenses associated with acquisitions and corporate initiatives. We regularly initiate collection lawsuits, using our network of third party law firms, against debtors. In addition, debtors occasionally initiate litigation against us. The collection costs of these lawsuits increased by approximately $10,000 to $2,000 compared with a credit of approximately $8,000 for the Three Months ended March 31, 2020. The settlements costs with associations decreased by approximately $12,000 to nil for the Three Months ended March 31, 2021 as compared to approximately $12,000 for the Three Months ended March 31, 2020.

Legal fees for BLG for the Three Months ended March 31, 2021 were $246 thousand compared to $259 thousand for the Three Months ended March 31, 2020. See Note 4. Due to Related Party for further discussion regarding the service agreements with BLG.

Other Income

The Company’s investment in LMF Acquisition Opportunities Inc. (“LMAO”) changed due to the LMAO IPO on January 28, 2021. This resulted in LMAO’s deconsolidation from the Company and resulted in the recognition of a unrealized gain on securities of $4.5 million which was offset in part by an unrealized loss of $3.9 million on the Company’s $5.8 million investment in the Private Placement Warrants.  The Company recognized a $5.7 million gain on a transaction with BORQS Technologies Inc. (Borqs”) in which we acquired debt of Borqs and converted the debt into Borqs common stock and subsequently sold such shares at a gain.

Interest (Income) Expense

During the Three Months ended March 31, 2021, the Company incurred net interest income of $13 thousand as compared to $7 thousand of interest expense for the Three Months ended March 31, 2020.

Income Tax Expense

During the Three Months ended March 31, 2021, the Company incurred net income tax expense of $3 thousand. Due to the Company generating $4.5 million before income taxes, the Company released $1.1 million of its income tax valuation allowance while also recognizing $1.1 million income tax expense. The Company did not recognize any income tax expense for the three months ended March 31, 2020 since it was in a loss situation.

Net Income (Loss) from Continuing Operations

During the Three Months ended March 31, 2021, the net income from continuing operations was $4.5 million as compared to a net loss of $568 thousand for the Three Months ended March 31, 2020.

Income from Discontinued Operations

During the Three Months ended March 31, 2021, the income from discontinued operations was $0 as compared to net income of $16 thousand for the Three Months ended March 31, 2020.

Net Income Attributable to Non-Controlling Interest

The Company owns 70.5% of LMFA Sponsor LLC (“Sponsor”).  As such, $172 thousand of the $595 thousand net unrealized gain  recognized by the Sponsor’s ownership of LMAO is attributed to the Non-Controlling Interest.

Net Income (Loss)

During the Three Months ended March 31, 2021, the net income was $4.4 million as compared to net loss of $551 thousand for the Three Months ended March 31, 2020.

Liquidity and Capital Resources

General

As of March 31, 2021, we had cash and cash equivalents of $17.8 million compared with $11.5 million at December 31, 2020.

Cash from Operations

Net cash used in operations was $701 thousand during the Three Months ended March 31, 2021 compared with net cash used in operations of $321 thousand during the Three Months ended March 31, 2020. This change in cash used in operating activities was primarily driven by the investment income generated by BORQ transaction.

Cash from Investing Activities

For the Three Months ended March 31, 2021 net cash used in investing activities was $1,782 thousand as compared to $192 thousand for the Three Months ended March 31, 2020.  The increase was due to the investment of $5.8 million in LMF Acquisition Opportunities Inc (a special purpose acquisition corporation) and a $1.6 million investment in a convertible note with BORQ corporation. This was offset by the Borqs transaction in which we purchased $18 million of Borqs debt for $15.5 million and exchanged those shares for $21.2 million and realizing a $5.7 million gain.

Cash from Financing Activities

Net cash provided by financing activities was $8,733 thousand for the Three Months ended March 31, 2021 compared to $215 thousand during the Three Months ended March 31, 2020. At March 31, 2021, the Company received $9.5 million from the exercise of warrants and paid $812 thousand repayments of debt. During the Three Months ended March 31, 2020 the Company received $250 thousand from a stock subscription agreement.

Shareholders’ Equity

During the three months ended March 31, 2021, holders of our warrants exercised such warrants for approximately 2.3 million shares of common stock for $9.5 million.

On March 23, 2020, the Company entered into a Share Exchange Agreement, dated March 23, 2020 (the “Share Exchange Agreement”), with Hanfor (Cayman) Limited, a Cayman Islands exempted company (“Hanfor”), and BZ Industrial Limited, a British Virgin Islands business company and the sole stockholder of Hanfor (“Hanfor Owner”).  In connection with the execution of the Share Exchange Agreement, the Company and Hanfor Owner entered into a Stock Purchase Agreement, dated March 23, 2020, pursuant to which Hanfor Owner purchased from Company an aggregate of 104,168 shares of the Company’s common stock at a price of $12.00 per share. Hanfor Owner paid $250,000 cash on March 23, 2020 and the Company received the remaining $1.0 million in April 2020  at which time the Company issued the 104,168 shares.

Debt of the Company consisted of the following at March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020 (Audited)
Financing agreement with FlatIron capital that is unsecured. Down payment of $20,746 was required upfront and equal installment payments of $19,251 to be made over a 10 month period. The note matures on May 1, 2021. Annualized interest is 5.95%	$38,503	$96,257

Promissory note issued by a financial institution, bearing interest at 1.0%, interest and no principal payments. The note matures April 30, 2022. Annualized interest is 1.0%. This is a U.S. Small Business Administration’s Paycheck Protection Program (the “PPP Loan”)	185,785	185,785

	$224,288	$282,042

As of March 31, 2021, minimum annual principal payments are as follows:

2021	224,288
2022	-
2023	-
2024	-
2025	-
After 2025	-
$224,288

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to make disclosures under this item.

Item 4.	Controls and Procedures

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2021. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of March 31, 2021 due to the following material weakness in internal control over financial reporting that existed as of December 31, 2020 and that continued to exist through March 31, 2021

The Company did not effectively segregate certain accounting duties due to the small size of its accounting staff.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Legal Proceedings are set forth under Note 7 "Commitments and Contingencies" included in Part I, Item 1 of this Quarterly Report on Form 10-Q and are incorporated herein by reference.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, except for the addition of the risk factor set forth below:

We may inadvertently become subject to the requirements of the Investment Company Act, which would limit our business operations and require us to spend significant resources to comply with the Investment Company Act.

We run the risk of inadvertently being deemed to be an investment company that is required to register under the Investment Company Act of 1940 (the “Investment Company Act”) because a significant portion of our assets consist of, or may have consisted of, investment securities, including our interest in LMF Acquisition Opportunities, Inc. and our transactions with BORQS Technologies.  The risk varies depending on events beyond our control, such as significant appreciation or depreciation in the market value of certain of our assets, and transactions involving the sale and purchase of certain assets. If we are deemed to be an inadvertent investment company, we may seek to rely on a safe-harbor under the Investment Company Act that would provide us a one-year grace period to take steps to avoid being deemed to be an investment company.

The Investment Company Act defines an “investment company” as an issuer that is engaged in the business of investing, reinvesting, owning, holding or trading in securities and owns investment securities having a value exceeding 40% of the issuer's unconsolidated assets, excluding cash items and securities issued by the federal government. While the Investment Company Act also has several exclusions and exceptions that we would seek to rely upon to avoid being deemed an investment company, our reliance on any such exclusions or exceptions may be misplaced resulting in violation of the Investment Company Act, the consequences of which can be significant.

A company that falls within the scope of Section 3(a)(1)(C) of the Investment Company Act can avoid being regulated as an investment company if it can rely on certain of the exclusions or exemptions under the Investment Company Act. One such exclusion is Rule 3a-2 under the Investment Company Act. Rule 3a-2 of the Investment Company Act provides that inadvertent or transient investment companies will not be treated as investment companies subject to the provisions of the Investment Company Act, provided the issuer has the requisite intent to be engaged in a non-investment business, evidenced by the issuer’s business activities and an appropriate resolution of the issuer’s board of directors, within one year from the commencement of the earlier of (1) the date on which the issuer owns securities and/or cash having a value exceeding 50% of the value of such issuer's total assets on either a consolidated or unconsolidated basis, or (2) the date on which an issuer owns or proposes to acquire investment securities (as defined in section 3(a) of the Exchange Act) having a value exceeding 40% of the value of such issuer's total assets (exclusive of government securities and cash items) on an unconsolidated basis.

In order to ensure we avoid being deemed an investment company, we have taken, and may need to continue to take, steps to reduce the percentage of our assets that constitute investment securities under the Investment Company Act. These steps have included, among others, selling investment securities that we might otherwise hold for the long-term and deploying our cash in assets that are not investment securities. We may be forced to sell our investment securities at unattractive prices or to sell assets that we otherwise believe benefit our business in the future to remain below the requisite threshold. We may also seek to acquire additional assets to maintain compliance with the Investment Company Act, and we may need to incur debt, issue additional equity, or enter into other financing arrangements that are not otherwise attractive to our business. Any of these actions could have a material adverse effect on our results of operations and financial condition.

We can make no assurance that we would successfully be able to take the necessary steps to avoid being deemed to be an investment company in accordance with the safe-harbor. If we were unsuccessful, then we would have to register as an investment company, and we would be unable to operate our business in its current form. We would be subject to extensive, restrictive, and potentially adverse statutory provisions and regulations relating to, among other things, operating methods, management, capital structure, indebtedness, dividends, and transactions with affiliates. If we were deemed to be an investment company and did not register as an investment company when required to do so, there would be a risk, among other material adverse consequences, that we could become subject to monetary penalties or injunctive relief, or both, that we would be unable to enforce contracts with third parties, and/or that third parties could seek to obtain rescission of transactions with us undertaken during the period in which we were an unregistered investment company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities.

None.

(b) Use of Proceeds.

None.

(c) Repurchase of Securities.

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None

Item 6.	Exhibits

The following documents are filed as a part of this report or are incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION

3.1	Certificate of Amendment (incorporated by reference to Exhibit 3.1 to Form 8-K filed on May 5, 2021)
10.1	Warrant Agreement dated January 25, 2021 between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 25, 2021)

10.2

Letter Agreement, dated January 25, 2021, among LMF Acquisition Opportunities, Inc., its officers, its directors and LMFAO Sponsor, LLC (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on January 25, 2021)

10.3

Registration Rights Agreement, dated January 25, 2021, among LMF Acquisition Opportunities, Inc., LMFAO Sponsor, LLC, and Maxim Partners LLC. (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on January 25, 2021)

10.4

Private Placement Warrants Purchase Agreement, dated January 25, 2021, between LMF Acquisition Opportunities, Inc. and LMFAO Sponsor, LLC.. (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on January 25, 2021)

10.5	Loan Agreement, dated December 14, 2020, between LMFA Financing LLC and Esousa Holdings LLC. (incorporated by reference to Exhibit 10.15 to Form 10-K filed on March 31, 2021)
10.6	Settlement Agreement and Stipulation, dated December 14, 2020, between LMFA Financing LLC and Borqs Technologies Inc. (incorporated by reference to Exhibit 10.15 to Form 10-K filed on March 31, 2021)
10.7

Master Loan Receivables Purchase and Assignment Agreement dated December 10, 2020, between LMFA Financing LLC and Partners for Group V, L.P. and Partners for Growth IV, L.P. (incorporated by reference to Exhibit 10.15 to Form 10-K filed on March 31, 2021)

10.8	Borqs Convertible Note dated February 24, 2021, between LMFA Financing LLC and Borqs Technoliges Inc. (incorporated by reference to Exhibit 10.16 to Form 10-K filed on March 31, 2021)
31.1*	Rule 13a – 14(a) Certification of the Principal Executive Officer

31.2*	Rule 13a – 14(a) Certification of the Principal Financial Officer

32.1*	Written Statement of the Principal Executive Officer and Principal Financial Officer, Pursuant to 18 U.S.C. § 1350

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*   Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

LM FUNDING AMERICA, INC.

Date: May 14, 2021	By:	/s/ Bruce M. Rodgers
Bruce M. Rodgers
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: May 14, 2021	By:	/s/ Richard Russell
Richard Russell
Chief Financial Officer
(Principal Accounting Officer)