Form 10-Q
period 2021-06-30
LM FUNDING AMERICA, INC.
filed 2021-08-16
CIK 1640384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

The registrant had 5,414,296 shares of Common Stock, par value $0.001 per share, outstanding as of August 6, 2021.

LM FUNDING AMERICA, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

LM Funding America, Inc. and Subsidiaries Condensed Consolidated Balance Sheets

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Cash	$22,173,690	$11,552,943
Finance receivables:
Original product - net (Note 2)	85,186	116,017
Special product - New Neighbor Guaranty program, net of allowance for credit losses of (Note 3)	53,211	52,757
Short-term investments - convertible debt securities (Note 9)	7,588,538	-
Marketable securities	248,100	-
Prepaid expenses and other assets	157,195	399,124
Current assets	30,305,920	12,120,841
Fixed assets, net	7,929	6,171
Real estate assets owned	80,057	18,767
Operating lease - right of use assets (Note 7)	110,870	160,667
Long-term investments - equity securities (Note 9)	2,295,200	-
Investments in unconsolidated affiliates (Note 9)	4,615,583	-
Other assets	10,984	10,984
Long-term assets	7,120,623	196,589
Total assets	$37,426,543	$12,317,430

LIABILITIES AND STOCKHOLDERS' EQUITY
Note payable (Note 5)	-	96,257
Accounts payable and accrued expenses	298,239	237,033
Due to related party (Note 4)	174,176	158,399
Current portion of lease liability (Note 7)	108,611	-
Total current liabilities	581,026	491,689

Lease liability - long-term (Note 7)	12,684	171,648
Deferred taxes (Note 6)	17,264	-
Note payable - long-term (Note 5)	-	185,785
Long-term liabilities	29,948	357,433
Total liabilities	610,974	849,122

Stockholders’ equity:
Common stock, par value $0.001; 30,000,000 shares authorized; 5,414,296 and 3,083,760 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	5,414	3,084
Additional paid-in capital	39,538,550	29,996,257
Accumulated deficit	(3,052,309)	(18,536,224)
Total stockholders’ equity	36,491,655	11,463,117
Non-controlling interest	323,914	5,191
Total stockholders’ equity	36,815,569	11,468,308
Total liabilities and stockholders’ equity	$37,426,543	$12,317,430

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

LM Funding America, Inc. and Subsidiaries Condensed Consolidated Statements of Operations (unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Interest on delinquent association fees	$62,673	$170,174	$140,117	$389,688
Administrative and late fees	16,861	35,423	31,932	58,468
Recoveries in excess of cost - special product	178,769	62,362	208,242	84,990
Underwriting and other revenues	35,494	41,235	58,197	69,164
Rental revenue	34,588	33,344	66,505	81,424
Total revenues	328,385	342,538	504,993	683,734

Operating Expenses:
Staff costs and payroll	246,040	312,493	1,548,021	628,552
Professional fees	360,024	479,581	842,967	986,576
Settlement costs with associations	-	-	-	11,920
Selling, general and administrative	96,015	74,728	195,784	154,951
Recovery of cost from related party receivable	(100,000)	(100,000)	(100,000)	(200,000)
Provision for credit losses	-	-	(10,000)	-
Real estate management and disposal	29,478	14,108	47,768	99,450
Depreciation and amortization	3,298	7,954	4,994	13,766
Collection costs	2,701	(20,934)	4,749	(29,255)
Other operating expenses	4,069	6,844	11,614	10,638
Total operating expenses	641,625	774,774	2,545,897	1,676,598
Operating loss from continuing operations	(313,240)	(432,236)	(2,040,904)	(992,864)
Realized gain on securities	8,453,570	-	14,125,034	-
Unrealized gain on convertible debt security	2,501,600	-	2,501,600	-
Unrealized gain on investment and equity securities	552,494	-	1,147,886	-
Interest income	73,884	-	86,939	-
Interest expense	(189)	(5,732)	(653)	(12,626)
Income (loss) from continuing operations before income taxes	11,268,119	(437,968)	15,819,902	(1,005,490)
Income tax expense	(13,780)	-	(17,264)	-
Net income (loss) from continuing operations	11,254,339	(437,968)	15,802,638	(1,005,490)
Gain from operations of discontinued operations	-	-	-	16,428
Net gain from discontinued operations	-	-	-	16,428
Net income (loss)	11,254,339	(437,968)	15,802,638	(989,062)
Less: Net income attributable to non-controlling interest	(146,857)	-	(318,723)	-
Net income (loss) attributable to LM Funding America Inc.	$11,107,482	$(437,968)	$15,483,915	$(989,062)

Earnings/(loss) per share:
Basic income (loss) per common share - continuing operations	$2.05	$(0.56)	$2.96	$(1.41)
Basic income/(loss) per common share - discontinued operations	$-	$-	$-	$0.02

Basic income (loss) per common share - net income (loss) - attributable to LM Funding	$2.05	$(0.56)	$2.96	$(1.38)
Diluted income (loss) per common share - continuing operations	$2.05	$(0.56)	$2.95	$(1.41)
Diluted earnings/(loss) per common share - discontinued operations	$-	$-	$-	$0.02
Diluted income (loss) per common share - net income (loss) - attributable to LM Funding	$2.05	$(0.56)	$2.95	$(1.38)

Weighted average number of common shares outstanding:
Basic	5,414,296	783,433	5,231,909	715,020
Diluted	5,423,162	783,433	5,245,656	715,020

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

LM Funding America, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$15,802,638	$(989,062)

Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization	4,994	11,727
Right to use asset depreciation	49,797	51,229
Stock compensation	-	132,244
Debt forgiveness	(157,251)	-
Recovery of uncollectible related party receivables	-	(200,000)
Accrued investment income	(86,938)	-
Gain from operations of discontinued operations	-	(16,426)
Deconsolidation of affiliate	(43,623)	-
Unrealized gain on investment and equity securities	(1,147,886)	-
Unrealized gain on convertible debt security	(2,501,600)	-
Investment in convertible note receivable	(5,000,000)	-
Realized gain on securities	(14,125,034)	-
Investment in securities	(15,547,454)	-
Proceeds from securities	29,672,488	49,828
Investment in marketable securities	(247,997)	-
Change in assets and liabilities
Prepaid expenses and other assets	11,105	49,059
Accounts payable and accrued expenses	184,239	21,858
Advances (repayments) from related party	142,191	496,546
Lease liability payments	(50,353)	(45,742)
Deferred taxes	17,264	-
Net cash provided by (used in) operating activities	6,976,580	(438,739)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net collections of finance receivables - original product	30,831	61,590
Net collections of finance receivables - special product	(454)	32,076
(Payments) for real estate assets owned	(64,857)	(2,055)
Capital expenditures	(3,185)	-
Net cash payment for IIU disposal	-	(246,914)
Proceeds from investment in note receivable	-	1,500,000
Loan to purchase securities	1,784,250	-
Repayment of loan to purchase securities	(1,784,250)	-
Investment in unconsolidated affiliate	(5,738,000)	-
Net cash (used in) provided by investing activities	(5,775,665)	1,344,697

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings	-	185,785
Principal repayments	(28,534)	-
Insurance financing repayments	(96,257)	(69,540)
Exercise of warrants	9,544,623	2,946,480
Proceeds from stock subscription	-	1,250,000
Net cash provided by financing activities	9,419,832	4,312,725
NET INCREASE IN CASH	10,620,747	5,218,683
CASH - BEGINNING OF YEAR	11,552,943	1,069,823
CASH - END OF YEAR	$22,173,690	$6,288,506

SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION
Cash paid for taxes	$-	$-
Cash paid for interest	$1,892	$12,626

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LM Funding America, Inc. and Subsidiaries Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

For the Three and Six Months Ended June 30, 2021 and 2020

(unaudited)

	Common Stock
	Shares	Amount	Additional paid in capital	Accumulated Deficit	Non-Controlling Interest	Total Equity

Balance - December 31, 2019	626,852	$627	$17,329,060	$(14,494,762)	$-	$2,834,925

Stock issued for services	37,200	37	128,810	-	-	128,847
Net loss	-	-	-	(551,094)	-	(551,094)
Balance - March 31, 2020	664,052	$664	$17,457,870	$(15,045,856)	$-	$2,412,678

Common stock issued	104,168	104	1,249,896	-	-	1,250,000
Warrant exercise for cash	245,540	246	2,946,234	-	-	2,946,480
Stock issued for services	-	-	3,397	-	-	3,397
Net loss	-	-	-	(437,968)	-	(437,968)
Balance - June 30, 2020	1,013,760	$1,014	$21,657,397	$(15,483,824)	$-	$6,174,587

Balance - December 31, 2020	3,083,760	$3,084	$29,996,257	$(18,536,224)	$5,191	$11,468,308

Warrants exercised	2,330,536	2,330	9,542,293	-	-	9,544,623
Net income	-	-	-	4,376,433	171,866	4,548,299
Balance - March 31, 2021	5,414,296	$5,414	$39,538,550	$(14,159,791)	$177,057	$25,561,230

Net income	-	-	-	11,107,482	146,857	11,254,339
Balance - June 30, 2021	5,414,296	$5,414	$39,538,550	$(3,052,309)	$323,914	$36,815,569

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in the annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The interim condensed consolidated financial statements as of June 30, 2021 and for the Three and Six Months ended June 30, 2021 and June 30, 2020, respectively are unaudited. In the opinion of management, the interim condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of the results for the interim periods. The accompanying condensed consolidated balance sheet as of December 31, 2020, is derived from the audited consolidated financial statements presented in the Company’s Annual Report on Form 10-K for fiscal the year ended December 31, 2020.

Investment in Securities

Investment in Securities includes investments in common stocks and convertible notes receivables.  Investments in securities are reported at fair value with changes in unrecognized gains or losses included in other income on the income statement.  The fair value of the convertible notes receivables are based on their classification as trading securities and as such are reported at fair value.

Investments in Unconsolidated Entities

We account for investments in less than 50% owned and more than 20% owned entities using the equity method of accounting. Because we have elected the fair value option for these securities, unrealized holding gains and losses during the period are included in earnings.

Income (Loss) Per Share

Basic income (loss) per share is calculated as net income (loss) to common stockholders divided by the weighted average number of common shares outstanding during the period (as adjusted to give effect to the Reverse Stock Split).

The Company issued approximately 2.3 million shares at various times during the Six Months ended June 30, 2021 and has weighted average these new shares in calculating income (loss) per share. The Company also issued approximately 387 thousand shares at various times during the Six Months ended June 30, 2020 and has weighted average these new shares in calculating income (loss) per share.

The Company has restated all share amounts to reflect the Reverse Stock Split.

Diluted income (loss) per share for the period equals basic loss per share as the effect of any convertible notes, stock based compensation awards or stock warrants would be anti-dilutive.

The anti-dilutive stock based compensation awards and convertible notes consisted of:

	As of June 30,
	2021	2020
Stock Options	3,860	3,860
Stock Warrants	391,900	546,317

Note 2. Finance Receivables – Original Product

The Company’s original funding product provides financing to community associations only up to the secured or “Super Lien Amount” as discussed in Note 1.  Finance receivables for the original product as of June 30, 2021 and December 31, 2020 based on the year of funding are approximately as follows:

	June 30, 2021	December 31, 2020 (Audited)
Funded during the current year	$18,000	$25,000
1-2 years outstanding	10,000	12,000
2-3 years outstanding	5,000	9,000
3-4 years outstanding	6,000	12,000
Greater than 4 years outstanding	154,000	200,000
	193,000	258,000
Reserve for credit losses	(108,000)	(142,000)
	$85,000	$116,000

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

As of June 30, 2021, maximum future contingent payments under these arrangements was approximately $23,600.

Delinquent assessments and accrued charges under these arrangements as of June 30, 2021 and December 31, 2020, are as follows:

	June 30, 2021	December 31, 2020 (Audited)
Finance receivables, net	$53,000	$53,000
Delinquent assessments	148,000	148,000
Accrued interest and late fees	67,000	57,000
Number of active units with delinquent assessments	10	20

Allowance for credit losses are recorded for expected losses based on historical experience, current conditions and reasonable and supportable forecasts that may affect collectability.  Recoverability of the Company’s Original Product is generally assured because of the protection of the Super Lien under Florida statute and as such no allowance is recorded.

Credit losses on the NNG product were estimated by the Company based on analyzing the investment in each unit and comparing that balance to the average payout for completed units for the past 12 months. The allowance for losses based on these analyses, had a remaining balance of $6,600 and $6,500 as of June 30, 2021 and December 31, 2020, respectively.

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

Amounts expensed by the Company to BLG for the Three and Six Months ended June 30, 2021 and 2020 were approximately $246,000 and $492,000 for 2021 and $250,000 and $509,000 for 2020, respectively.  As of June 30, 2021 and December 31, 2020, receivables from property owners for charges ultimately payable to BLG approximately $1,108,000 and $1,332,000, respectively.

Under the related party agreement with BLG in effect during 2021 and 2020, the Company pays all costs (lien filing fees, process and serve costs) incurred in connection with the collection of amounts due from property owners.  Any recovery of these collection costs is accounted for as a reduction in expense incurred.  The Company incurred expenses related to these types of costs for the Three and Six Months ended June 30, 2021 and 2020 were $28,000 and $50,000 for 2021 and $31,000 and $67,000 for 2020, respectively. Recoveries during the Three and Six Months ended June 30, 2021 and 2020, related to those costs were approximately $26,000 and $46,000 for 2021 and $ 51,000 and $96,000 for 2020, respectively.

The Company also shares office space and related common expenses with BLG.  All shared expenses, including rent, are charged to BLG based on an estimate of actual usage.  Any expenses of BLG paid by the Company that have not been reimbursed or settled against other amounts are reflected as due from related parties in the accompanying consolidated balance sheet.  BLG was charged approximately $17,000 and $34,000 for the office sub-lease during the Three and Six Months ended June 30, 2021.

Amounts payable to BLG as of June 30, 2021 and December 31, 2020 were approximately $174,200 and $158,400, respectively. In the first Six Months of June 30, 2021, the Company subsequently recouped $110,000 of previously written-off amounts to BLG.

Note 5. Debt and Other Financing Arrangements

	June 30, 2021	December 31, 2020 (Audited)
Financing agreement with FlatIron capital that is unsecured. Down payment of $20,746 was required upfront and equal installment payments of $19,251 to be made over a 10 month period. The note matured on May 1, 2021. Annualized interest was 5.95%	$-	$96,257

Promissory note issued by a financial institution, bearing interest at 1.0%, interest and no principal payments. The note matured April 30, 2022. Annualized interest was 1.0%. This is a U.S. Small Business Administration’s Paycheck Protection Program (the “PPP Loan”)	-	185,785

	$-	$282,042

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

On May 6, 2021, we received notice from the Paycheck Protection Program that $157,250 of our loan had been forgiven.  As such, we paid the remaining balance of $28,534 by June 30, 2021.

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

Under ASC 740-10-30-5, Income Taxes, deferred tax assets should be reduced by a valuation allowance if, based on the weight of available evidence, it is more-likely-than-not (i.e., a likelihood of more than 50%) that some portion or all of the deferred tax assets will not be realized. The Company considers all positive and negative evidence available in determining the potential realization of deferred tax assets including, primarily, the recent history of taxable earnings or losses. Based on operating losses reported by the Company during 2020 and 2019, the Company concluded there was not sufficient positive evidence to overcome this recent operating history. As a result, the Company believed that a valuation allowance was necessary based on the more-likely-than-not threshold noted above. The Company had recorded a valuation allowance of approximately $745,000 as of June 30, 2021 and $4,658,000 as of December 31, 2020.

Significant components of the tax expense (benefit) recognized in the accompanying consolidated statements of operations for the Three and Six Months ended June 30, 2021 and June 30, 2020 are as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Current tax benefit
Federal	$2,324,460	$-	$3,238,298	$(148,257)
State	480,942	-	670,019	(30,675)
Total current tax benefit	2,805,402	-	3,908,317	(178,932)
Deferred tax expense	13,781	-	21,995	39,257
Valuation allowance (expense)	(2,805,403)	-	(3,913,048)	139,675
Income tax (reduction) benefit	$13,780	$-	$17,264	$-

The reconciliation of the income tax computed at the combined federal and state statutory rate of 25.3% for the Three and Six Months ended June 30, 2021 and 2020 to the income tax benefit is as follows:

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30, 2021		June 30, 2020		June 30, 2021		June 30, 2020
Benefit on net loss	$2,818,684	25.0%	$-	0.0%	$3,928,774	25.3%	$(139,675)	25.3%
Nondeductible expenses	499	0.0%	-	0.0%	1,538	0.0%	-	0.0%
Valuation allowance (expense)	(2,805,403)	-24.9%	-	0.0%	(3,913,048)	-25.2%	139,675	-25.3%
Other items	-	0.0%	-	0.0%	-	0.0%	-	0.0%
Tax benefit/effective rate	$13,780	0.1%	$-	(—)%	$17,264	0.1%	$-	(—)%

The significant components of the Company’s deferred tax liabilities and assets as of June 30, 2021 and December 31, 2020 are as follows:

	As of June 30, 2021	As of December 31, 2020 (Audited)
Deferred tax liabilities:
Tax expense for internally developed software	$-	$(1,814)
Tax depreciation in excess of book	-	(2,916)
Total deferred tax liabilities	-	(4,730)
Deferred tax assets:
Loss carryforwards	5,262	3,913,579
Step up in basis at contribution to C-Corp	516,683	511,052
Stock option expense	124,876	124,876
Step up in basis - purchase of non-controlling interest	47,627	49,950
Allowance for credit losses	33,466	33,466
Accrued liabilities	-	20,573
Total deferred tax asset	727,914	4,653,496
Valuation allowance	(745,178)	(4,658,226)
Net deferred tax asset	$(17,264)	$-

During the Three months ended June 30, 2021, the Company offset $2.8 million of it’s tax expense with $2.8 million of its valuation allowance. During the Six months ended June 30, 2021, the Company offset $3.9 million of it’s tax expense with $3.9million of its valuation allowance.

Note 7. Commitments and Contingencies

Leases

The Company leases certain office space, construction and office equipment, vehicles and temporary housing generally under non-cancelable operating leases. Leases with an initial term of one year or less are not recorded on the balance sheet, and the Company generally recognizes lease expense for these leases on a straight-line basis over the lease term. As of June 30, 2021, the Company’s operating leases have remaining lease terms ranging from less than one year to 3 years, some of which include options to renew the leases. The exercise of lease renewal options is generally at the Company’s sole discretion. The Company’s leases do not contain any material residual value guarantees or material restrictive covenants.

The Company determines if an arrangement is a lease at inception. Operating lease ROU assets and current and long-term operating lease liabilities are separately stated on the Consolidated Balance Sheet as of June 30, 2021. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The present value of future lease payments are discounted using either the implicit rate in the lease, if known, or the Company’s incremental borrowing rate for the specific lease as of the lease commencement date. The rate was determined as a fair value of the lease over a 37 month period using a 6.5% interest rate for the present value calculation. The ROU asset is also adjusted for any prepayments made or incentives received. The lease terms include options to extend or terminate the lease only to the extent it is reasonably certain any of those options will be exercised. Lease expense is recognized on a straight-line basis over the lease term. The Company accounts for lease components (e.g., fixed payments) separate from the non-lease components (e.g., common-area maintenance costs). The Company does not have any material financing leases.

The Company leased its office under an operating lease beginning March 1, 2014 and ending July 31, 2019. The Company’s new office lease began July 15, 2019 and ends July 31, 2022. A related party has a sub-lease for approximately $4,900 per month plus operating expenses.

The Company shares this space and the related costs associated with this operating lease with a related party (see Note 4) that also performs legal services associated with the collection of delinquent assessments.  Net rent expense recognized for the Three and Six Months ended June 30, 2021 and 2020 were approximately $22,600 and $47,500 for 2021 and $20,000 and $50,000 for 2020, respectively.

The following table presents components of lease expense excluding discontinued operations for the Three and Six Months ended June 30, 2021 and 2020:

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Operating lease expense	$ 22,627	$ 20,377	$ 47,483	$ 50,109
	$ 22,627	$ 20,377	$ 47,483	$ 50,109

The following table presents supplemental balance sheet information related to operating leases as of June 30, 2021 and December 31, 2020:

	Balance Sheet Line Item	As of June 30, 2021	As of December 31, 2020
Assets
ROU assets	Right of use asset, net	$110,870	$160,667
Total lease assets		$110,870	$160,667

Liabilities
Current lease liabilities	Lease liability	$108,611	$103,646
Long-term lease liabilities	Lease liability	12,684	68,002
Total lease liabilities		$121,295	$171,648

Weighted-average remaining lease term (in years)		1.25	1.60
Weighted-average discount rate		6.55%	6.55%

The following table presents supplemental cash flow information and non-cash activity related to operating leases for the Six Months ended June 30, 2021 and 2020:

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Operating cash flow information
Cash paid for amounts included in the measurement of lease liabilities	$(50,353)	$(45,742)

The following table presents maturities of operating lease liabilities on an undiscounted basis as of June 30, 2021:

Operating Leases
2021 (excluding the six months ended June 30, 2021)	$108,611
2022	12,684
2023	-
$121,295

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

On January 11, 2021, the Company received a demand letter from newly engaged outside counsel to Hanfor and Hanfor Owner alleging that the Company’s termination of the Share Exchange Agreement constituted a breach of contract and/or was invalid and further alleging breach of fiduciary duty by the Company’s Chief Executive Officer and Chief Financial Officer.  Such letter demanded $1,250,000 (the amount of Hanfor Owner’s investment in common stock of the Company) plus interest and threatened legal action against the Company and the Company’s Chief Executive Officer and Chief Financial Officer.  Following the receipt of that letter, on or around January 27, 2021, the Company assisted Hanfor Owner with the removal of the restrictive legend from the shares of Company common stock owned by Hanfor Owner in accordance with SEC Rule 144 to enable the sale thereof by Hanfor Owner, at which time Hanfor Owner’s counsel indicated in writing that Hanfor Owner may have remaining damages. In May 2021, counsel to Hanfor Owner requested a formal response to the demand letter, and on May 11, 2021, the Company sent a responsive email reiterating that the Company believes that Hanfor Owner’s alleged claim is invalid.  In June 2021, counsel to Hanfor Owner further reiterated in writing to the Company’s counsel that Hanfor Owner is prepared to file a legal action in the absence of a satisfactory settlement, but the Company is not aware of any lawsuit filed to date.

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

The following is a summary of the stock option plan activity during the Six Months ended June 30, 2021 and 2020:

	2021		2020
	Number of	Weighted Average	Number of	Weighted Average
	Options	Exercise Price	Options	Exercise Price
Options Outstanding at Beginning of the year	3,860	$302.55	3,860	$302.55
Granted	-	-	-	-
Exercised	-	-	-	-
Adjustment	-	-	-	-
Forfeited	-	-	-	-

Options Outstanding at June 30,	3,860	$302.55	3,860	$302.55

Options Exercisable at June 30,	3,860	$302.55	2,360	$422.45

Compensation expense recognized from the vesting of stock options was approximately $nil and $3,400 for the Six Months ended June 30, 2021 and 2020. There was no unrecognized compensation cost associated with unvested stock options as of June 30, 2021.

The aggregate intrinsic value of the outstanding common stock options as of June 30, 2021 and December 31, 2020 was approximately $0 and $0 respectively.

Warrants

The following is a summary of the warrant activity during the Six Months ended June 30, 2021 and 2020:

	2021		2020
	Number of	Weighted Average	Number of	Weighted Average
	Warrants	Exercise Price	Warrants	Exercise Price
Warrants Outstanding at Beginning of the year	2,718,012	$4.20	771,857	$26.80

Granted	-	-	-	-
Exercised	2,326,112	4.08	245,540	12.00
Forfeited	-	-	-	-

Warrants Outstanding at June 30,	391,900	$4.35	546,317	$34.15

During the Six Months ended June 30, 2021, the Company received approximately $9.5 million upon the exercise by warrant holders of warrants for approximately 2.3 million shares.  The aggregate intrinsic value of the outstanding common stock warrants as of June 30, 2021 and December 31, 2020 was approximately $27,000 and $256,400 respectively.

Note 9. Investments

Short-term Investments

Short -term investments consist of a convertible debt investment. The Company entered into an agreement with BORQS Technologies Inc. (“Borqs”) (Nasdaq: BRQS) in February 2021 under which the Company agreed to purchase Senior Secured Convertible Promissory Notes (“Notes”) of Borqs up to an aggregate principal amount of $5 million.  The Company’s purchase of the Notes was a part of a larger transaction in which an aggregate of $20 million in Notes were sold by Borqs in a private transaction to several institutional and individual investors, including the Company.  The Notes are due in two years, have an annual interest rate of 8%, are convertible into ordinary shares of Borqs at a 10% discount from the market price, and have 90% warrant coverage (with the warrants exercisable at 110% of the conversion price.  The Company received 2,922,078 warrants which had a nominal value on the grant date. One-third of the Notes ($1,666,500) were funded by the Company at the execution of definitive agreements for the transaction, and two-thirds of the Notes ($3,333,500) were purchased and funded upon the satisfaction of certain conditions, including effectiveness of a registration statement that was deemed effective on May 3, 2021 and the Company completed this funding on May 6, 2021.  In June 2021, the Company exercised a cashless exercise of the Borqs warrants and received 5,956,544 common shares of Borqs. The Company subsequently sold those Borqs common shares in June 2021 and recognized $8.5 million in proceeds, all of which was recognized as a realized gain on securities in 2021.

The Borqs convertible note plus accrued interest ($5,086,938) can be converted into common shares at a conversion price of $0.972 per share or 5,233,475 shares. The fair value of the convertible note plus accrued interest are based on their classification as trading securities and as such are reported at fair value. As of June 30, 2021 the Company considered the fair value of the Borq convertible note to be equal to the fair value of the stock on June 30, 2021 or $1.45 per share times the number of shares that it could be converted into based on a conversion price of $0.972 or 5,233,475 shares which fair value total of $7,588,538.   As of June 30, 2021, our re-measurement resulted in an unrealized gain of $2,501,600 and is included within “Unrealized gain on convertible debt security”.

June 30, 2021
(Unaudited)
Convertible note	$7,588,538
End of period	$7,588,538

June 30, 2021
(Unaudited)
Beginning of year	-
Investment in convertible debt security	$5,000,000
Accrued interest income on convertible debt security	86,938
Unrealized gain on convertible debt security	2,501,600
End of period	$7,588,538

The Company entered into a Loan Agreement (the “Investor Loan Agreement”) in December 2020 with a private investor (“Investor”) pursuant to which the Investor agreed to provide consulting services and make one or more non-recourse loans to the Company in a principal amount of up to the purchase price of the Borqs loan receivables purchased by the Company. The Investor Loan Agreement does not provide a fixed rate of interest, and the Company and Investor agreed to split the net proceeds from the Company sales of the settlement shares, with the Company receiving one-third of the net proceeds after a return of Investor’s principal and the Investor receiving return of principal plus two-thirds of the net proceeds thereafter.

In the first three months ended March 31, 2021, the Company recognized a $5.7 million gain on the Borqs loan receivables loan transaction in which we acquired $18 million of Borqs debt for $15.5 million and converted the debt into Borqs common stock and subsequently sold such shares for $32.6 million, provided $11.3 million to the Investor and realized a $5.7 million gain.

Long-term Investments

In connection with LMF Acquisition Opportunities Inc (“LMAO”) initial public offering in January 2021, the Company’s affiliate LMFA Sponsor LLC purchased an aggregate 5,738,000 private placement warrants from LMOA (“Private Placement Warrants”) at a price of $1.00 per whole warrant. Each Private Placement. Warrant is exercisable for one share of LMAO’s Class A common stock at a price of $11.50 per share, and as such meets the definition of a derivative as outlined within ASC 815, Derivatives and Hedging. The Private Placement Warrants are recorded at fair value and are classified in long-term "Investments" on the consolidated balance sheet. The fair value of the Private Placement Warrants is classified as level 3 in the fair value hierarchy as the calculation is dependent upon company specific adjustments to the observable trading price of LMAO’s public warrants for lack of marketability and related risk of forfeiture should no business combination occur. Subsequent changes in fair value will be recorded in the income statement during the period of the change. As of June 30, 2021, our re-measurement resulted in an unrealized loss of $3,442,800 and is included within "Unrealized gain on securities" within our consolidated statement of operations.

Long-term investments as of June 30, 2021 consist of the following:

June 30, 2021
(Unaudited)
LMF Acquisition Opportunities Inc. warrants	$2,295,200
End of period	$2,295,200

June 30, 2021
(Unaudited)
Beginning of year	$-
Investments in affiliate	5,738,000
Unrealized loss on investment in affiliate	(3,442,800)
End of period	$2,295,200

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

The Company’s investment in the Sponsor represents 70.5% of the Sponsor’s initial risk. The LMAO IPO closed on January 28, 2021; and proceeds from LMAO’s IPO totaled $103.5 million. If LMAO does not complete a business combination within 18 months from the closing of LMAO’s IPO, the proceeds from the sale of the Private Placement Warrants (after LMAO IPO transaction costs) will be used to fund the redemption of the shares sold in the LMAO IPO (subject to the requirements of applicable law), and the private warrants will expire without value. The Sponsor holds approximately 20% of the total common shares (Class A and Class B) in LMAO along with the 5,738,000 Private Placement Warrants. The Sponsor is managed by the Company. The Company has determined that as a result of the LMAO IPO, we ceased having a controlling financial interest in LMAO as of January 25, 2021. The Company, therefore, accounts for the Sponsor under the equity method of accounting. Additionally, as our retained investment in LMAO qualifies for equity-method accounting, we were required to remeasure our retained interest at fair value and include any resulting adjustments as part of a gain or loss recognized on deconsolidation. The fair value calculation related to our retained interest in LMAO is dependent upon company-specific adjustments applied to both the observable trading price of LMAO’s Class A common stock and the transaction price of the January 28, 2021 and the related risk of forfeiture should LMAO not consummate a business combination. As a result of the remeasurement of our retained interest in LMAO, we recognized for the six months ended June 30, 2021, an unrealized gain on securities of $4.6 million. within our consolidated statement of operations.

June 30, 2021
(Unaudited)
LMF Acquisition Opportunities Inc. common stock	$4,615,583
End of period	$4,615,583

June 30, 2021
(Unaudited)
Beginning of year	$25,000
Unrealized gain on initial investment in affiliate	4,590,583
End of period	$4,615,583

The net unrealized gain on securities from the Company’s investment in LMAOs Class B shares and warrants totaled $0.5 million and $1.1 million, respectively for the Three and Six Months ended June 30, 2021.

Note 10. Subsequent Events

On July 10, 2021, the Company received 1,057,614 shares of Borqs common stock upon converted $1,028,000 of principal and accrued interest of the Borqs convertible note.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes for the three and six months ended June 30, 2021, and with the Annual Report on Form 10-K for the year ended December 31, 2020

Forward-Looking Statements

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

Recent Developments

LMF Acquisition Opportunities, Inc.

The Company is the sponsor of LMF Acquisition Opportunities, Inc. (“LMAO”), a special purpose acquisition company that completed an initial public offering in January 2021.   LMFA Sponsor LLC (“Sponsor”) is a 70.5% owned subsidiary of the Company, that organized and initially capitalized LMAO by a $25,000 purchase of Class B shares par value $0.0001 per share, of LMAO. At the time of the initial public offering of LMAO, Sponsor purchased Private Placement Warrants that allow it to purchase 5,738,000 at an exercise price of $11.50.  The Class B shares and Private Placement Warrants were issued to and are held by Sponsor.  The shares of Class B common stock of LMAO held by Sponsor will automatically convert into shares of LMAO’s Class A common stock on a one-for-one basis at the time of LMAO’s initial business combination and are subject to certain transfer restrictions.

As a result of the LMAO’s IPO, we ceased having a controlling financial interest in LMAO as of January 28, 2021. Additionally, as our retained investment in LMAO qualifies for equity-method accounting, we are required to remeasure our retained interest in LMAO at fair value and include any resulting adjustments as part of a gain or loss recognized on deconsolidation. The fair value calculation related to our retained interest in LMAO is dependent upon company-specific adjustments applied to the observable trading price of LMAO’s Class A common stock and Private Placement Warrants. Changes in fair value will be recorded in the income statement during the period of the change.

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

Results of Operations – Three Months

The Three Months Ended June 30, 2021 compared with the Three Months Ended June 30, 2020

Revenues

During the Three Months ended June 30, 2021, total revenues decreased by $14 thousand, to $328 thousand from $343 thousand in the Three Months ended June 30, 2020.

Interest on delinquent association fees for the Three Months ended June 30, 2021 decreased $108 thousand even as the number of payoffs increased to 96 payoff occurrences as compared to 86 payoff occurrences for the Three Months ended June 30, 2020.   We believe these payoffs were impacted in part by the negative impact COVID-19 has had on the general economy. “Payoffs” consist of recovery of the entire legally collectible portion, or a settlement thereof, of our principal investment, accrued interest, and late fees owed to us from the proceeds of the Accounts collected by the Associations in accordance with our contracts with Associations. The decrease in payoff occurrences was due to a decrease in revenue per unit. The average revenue per unit, excluding rental revenue and net commission revenue decreased to $3,060 for the Three Months ended June 30, 2021 compared with $3,595 for the Three Months ended June 30, 2020.

We saw a slight increase in rental revenue in the Three Months ended June 30, 2021 of $2 thousand to $35 thousand from $33 thousand for the Three Months ended June 30, 2020.

Operating Expenses

During the Three Months ended June 30, 2021, operating expenses decreased approximately $133 thousand, to $642 thousand from $775 thousand for the Three Months ended June 30, 2020. The decrease in operating expenses can be attributed to various factors, including $66 thousand decrease in compensation and a $120 thousand decrease in professional fees offset in part due to an increase in real estate management expenses of $15 thousand, a $24 thousand increase in collection costs and a $21 thousand increase in other expenses.

Professional fees, excluding fees from the BLG service agreement, for the Three Months ended June 30, 2021 were approximately $114 thousand compared with approximately $229 thousand for the Three Months ended June 30, 2020.  In the ordinary course of our business, we are involved in numerous legal proceedings and expenses associated with acquisitions and corporate initiatives. We regularly initiate collection lawsuits, using our network of third party law firms, against debtors. In addition, debtors occasionally initiate litigation against us. The collection costs of these lawsuits increased by approximately $24 thousand to $3 thousand compared with a credit of approximately $21 thousand for the Three Months ended June 30, 2020.

Legal fees for BLG for the Three Months ended June 30, 2021 were $246 thousand compared to $250 thousand for the Three Months ended June 30, 2020. See Note 4. Due to Related Party for further discussion regarding the service agreements with BLG.

Other Income

The Company recognized an unrealized gain on securities of $552 thousand for the Three Months ended June 30, 2021 from the revaluation of LMAO’s Class A common stock and Private Placement Warrants.

As part of its purchase of the Borqs $5 million convertible note, the Company received warrants that became registered on May 3, 2021. The Company exercised a cashless exercise of the Borqs warrants and received 5,956,544 common shares in Borqs. The Company subsequently sold those warrants and recognized $8.5 million in proceeds, all of which was recognized as gain in the Three Months ended June 30, 2021.  The $5 million convertible note has been classified as a trading securities and as such is fair valued each quarter.  The Company recognized an unrealized gain of $2.5 million for the Three Months ended June 30, 2021 from the revaluation of the Borq convertible debt securities.

Interest (Income) Expense

During the Three Months ended June 30, 2021, the Company incurred net interest income of $73 thousand as compared to $6 thousand of interest expense for the Three Months ended June 30, 2020.

Income Tax Expense

During the Three Months ended June 30, 2021, the Company incurred net income tax expense of $14 thousand. Due to the Company generating $11.3 million of income before income taxes, the Company released $2.8 million of its income tax valuation allowance while also recognizing $2.8 million income tax expense. The Company did not recognize any income tax expense for the Three Months ended June 30, 2020 since it was in a loss position.

Net Income (Loss) from Continuing Operations

During the Three Months ended June 30, 2021, the net income from continuing operations was $11.3 million as compared to a net loss of $438 thousand for the Three Months ended June 30, 2020.

Net Income Attributable to Non-Controlling Interest

The Company owns 70.5% of Sponsor.  As such, $147 thousand of the $552 thousand net unrealized gain  recognized by the Sponsor’s ownership of LMAO is attributed to the Non-Controlling Interest.

Net Income (Loss)

During the Three Months ended June 30, 2021, the net income was $11.1 million as compared to net loss of $438 thousand for the Three Months ended June 30, 2020.

Results of Operations – Six Months

The Six Months Ended June 30, 2021 compared with the Six Months Ended June 30, 2020

Revenues

During the Six Months ended June 30, 2021, total revenues decreased by $179 thousand, to $505 thousand, from $684 thousand in the Six Months ended June 30, 2020.

Interest on delinquent association fees for the Six Months ended June 30, 2021 decreased $250 thousand even as the number of payoffs increased to 178 payoff occurrences as compared to 164 payoff occurrences for the Six Months ended June 30, 2020.   We believe these payoffs were impacted in part by the negative impact COVID-19 has had on the general economy. The decrease in payoff occurrences was due to a decrease in revenue per unit. The average revenue per unit, excluding rental revenue and net commission revenue decreased to $2,463 for the Six Months ended June 30, 2021 compared with $3,673 for the Six Months ended June 30, 2020.

We saw a decrease in rental revenue in the Six Months ended June 30, 2021 of $15 thousand to $67 thousand from $81 thousand for the Six Months ended June 30, 2020. This was due to a reduced number of rental units in 2021 as compared to 2020.

Operating Expenses

During the Six Months ended June 30, 2021, operating expenses increased approximately $0.8 million, to $2.5 million from $1.7 million for the Six Months ended June 30, 2020. The increase in operating expenses can be attributed to various factors, including $919 thousand increase in compensation relating to bonuses of $800 thousand and board compensation of $150 thousand offset in part due to a reduction in real estate management expenses of $52 thousand.

Professional fees, excluding fees from the BLG service agreement, for the Six Months ended June 30, 2021 were approximately $351 thousand compared with approximately $477 thousand for the Six Months ended June 30, 2020.  In the ordinary course of our business, we are involved in numerous legal proceedings and expenses associated with acquisitions and corporate initiatives. We regularly initiate collection lawsuits, using our network of third party law firms, against debtors. In addition, debtors occasionally initiate litigation against us. The collection costs of these lawsuits increased by approximately $34 thousand to $5 thousand compared with a credit of approximately $29,000 for the Six Months ended June 30, 2020. The settlements costs with associations decreased by approximately $12 thousand to nil for the Six Months ended June 30, 2021 as compared to approximately $12 thousand for the Six Months ended June 30, 2020.

Legal fees for BLG for the Six Months ended June 30, 2021 were $492 thousand compared to $510 thousand for the Six Months ended June 30, 2020. See Note 4. Due to Related Party for further discussion regarding the service agreements with BLG.

Other Income

The Company’s investment in LMAO changed due to the LMAO IPO on January 28, 2021. This resulted in LMAO’s deconsolidation from the Company and any changes in fair value will be recorded in the income statement during the period of the change.  The Company recognized an unrealized gain on securities of $1.1 million for the Six Months ended June 30, 2021 from the revaluation of LMAO’s Class A common stock and Private Placement Warrants.

The Company recognized a $5.7 million gain on a transaction with Borqs in which the Company acquired debt of Borqs and converted the debt into Borqs common stock and subsequently sold such shares at a gain.

As part of its purchase of the Borqs $5 million convertible note, the Company received warrants that became registered on May 3, 2021. The Company exercised a cashless exercise of the Borqs warrants and received 5,956,544 common shares in Borqs. The Company subsequently sold those warrants and recognized $8.5 million in proceeds, all of which was recognized as gain in the Three Months ended June 30, 2021.  The $5 million convertible note has been classified as a trading security and as such is fair valued each quarter.  The Company recognized an unrealized gain of $2.5 million for the Six Months ended June 30, 2021 from the revaluation of the Borq convertible debt securities.

Interest (Income) Expense

During the Six Months ended June 30, 2021, the Company incurred net interest income of $87 thousand as compared to $13 thousand of interest expense for the Six Months ended June 30, 2020.

Income Tax Expense

During the Six Months ended June 30, 2021, the Company incurred net income tax expense of $17 thousand. Due to the Company generating $15.8 million before income taxes, the Company released $3.9 million of its income tax valuation allowance while also recognizing $3.9 million income tax expense. The Company did not recognize any income tax expense for the Six Months ended June 30, 2020 since it was in a loss position.

Net Income (Loss) from Continuing Operations

During the Six Months ended June 30, 2021, the net income from continuing operations was $15.8 million as compared to a net loss of $1.0 million for the Six Months ended June 30, 2020.

Income from Discontinued Operations

During the Six Months ended June 30, 2021, the income from discontinued operations was $0 as compared to net income of $16 thousand for the Six Months ended June 30, 2020.

Net Income Attributable to Non-Controlling Interest

The Company owns 70.5% of Sponsor.  As such, $319 thousand of the $1.1 thousand net unrealized gain recognized by the Sponsor’s ownership of LMAO is attributed to the Non-Controlling Interest.

Net Income (Loss)

During the Six Months ended June 30, 2021, the net income was $15.5 million as compared to net loss of $989 thousand for the Six Months ended June 30, 2020.

Liquidity and Capital Resources

General

As of June 30, 2021, we had cash and cash equivalents of $22.2 million compared with $11.6 million at December 31, 2020. The Company also had $248 thousand of marketable securities as of June 30, 2021.

Cash from Operations

Net cash provided by was $7.0 million during the Six Months ended June 30, 2021 compared with net cash used in operations of $489 thousand during the Six Months ended June 30, 2020. This change in cash provided by operating activities was primarily driven by a $5.7 million realized gain on securities from the Borq Note transactions and a $8.5 million realized gain on securities from selling the Borq warrants offset in part by a $5 million investment in the Borq convertible note receivable.

Cash from Investing Activities

For the Six Months ended June 30, 2021 net cash used in investing activities was $5.8 million as compared to $1.3 million for the Six Months ended June 30, 2020.  The change was due primarily the investment of $5.7 million in LMF Acquisition Opportunities Inc (a special purpose acquisition corporation).

Cash from Financing Activities

Net cash provided by financing activities was $9.4 million for the Six Months ended June 30, 2021 compared to $4.3 million during the Six Months ended June 30, 2020. At June 30, 2021, the Company received $9.5 million from the exercise of warrants and paid $124 thousand repayments of debt. During the Six Months ended June 30, 2020 the Company received $1,250 thousand from a stock subscription agreement and $2,946 thousand from the exercise of warrants.

Shareholders’ Equity

During the Six Months ended June 30, 2021, holders of our warrants exercised such warrants for approximately 2.3 million shares of common stock for an aggregate of $9.5 million.

Debt of the Company consisted of the following at June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020 (Audited)
Financing agreement with FlatIron capital that is unsecured. Down payment of $20,746 was required upfront and equal installment payments of $19,251 to be made over a 10 month period. The note matured on May 1, 2021. Annualized interest was 5.95%	$-	$96,257

Promissory note issued by a financial institution, bearing interest at 1.0%, interest and no principal payments. The note matured April 30, 2022. Annualized interest was 1.0%. This is a U.S. Small Business Administration’s Paycheck Protection Program (the “PPP Loan”)	-	185,785

	$-	$282,042

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to make disclosures under this item.

Item 4.	Controls and Procedures

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2021. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of June 30, 2021 due to the following material weakness in internal control over financial reporting that existed as of December 31, 2020 and that continued to exist through June 30, 2021

The Company did not effectively segregate certain accounting duties due to the small size of its accounting staff.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We run the risk of inadvertently being deemed to be an investment company that is required to register under the Investment Company Act of 1940 (the “Investment Company Act”) because a significant portion of our assets may be deemed to consist of, or may be deemed to have consisted of, investment securities, including potentially our interest in LMF Acquisition Opportunities, Inc. and our transactions with BORQS Technologies.  The risk varies depending on events beyond our control, such as significant appreciation or depreciation in the market value of certain of our assets, and transactions involving the sale and purchase of certain assets. If we are deemed to be an inadvertent investment company, we may seek to rely on a safe-harbor under the Investment Company Act that would provide us a one-year grace period to take steps to avoid being deemed to be an investment company.

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

(a) Sales of Unregistered Securities.

None.

(b) Use of Proceeds.

None.

(c) Repurchase of Securities.

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None

Item 6.	Exhibits

The following documents are filed as a part of this report or are incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION

3.1	Certificate of Amendment (incorporated by reference to Exhibit 3.1 to Form 8-K filed on May 5, 2021)
31.1*	Rule 13a – 14(a) Certification of the Principal Executive Officer

31.2*	Rule 13a – 14(a) Certification of the Principal Financial Officer

32.1*	Written Statement of the Principal Executive Officer and Principal Financial Officer, Pursuant to 18 U.S.C. § 1350

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*   Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

LM FUNDING AMERICA, INC.

Date: August 16, 2021	By:	/s/ Bruce M. Rodgers
Bruce M. Rodgers
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: August 16, 2021	By:	/s/ Richard Russell
Richard Russell
Chief Financial Officer
(Principal Accounting Officer)