Form 10-Q
period 2021-09-30
LM FUNDING AMERICA, INC.
filed 2021-11-15
CIK 1640384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

The registrant had 12,804,619 shares of Common Stock, par value $0.001 per share, outstanding as of November 9, 2021.

LM FUNDING AMERICA, INC.

TABLE OF CONTENTS

		Page

PART I.	FINANCIAL INFORMATION	3

Item 1.	Financial Statements	3

	LM Funding America, Inc. and Subsidiaries Condensed Consolidated Balance Sheets September 30, 2021 (unaudited) and December 31, 2020	3

	LM Funding America, Inc. and Subsidiaries Condensed Consolidated Statements of Operations Three and Nine Months Ended September 30, 2021 and 2020 (unaudited)	4

	LM Funding America, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows Nine Months Ended September 30, 2021 and 2020 (unaudited)	5

	LM Funding America, Inc. and Subsidiaries Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three and Nine Months Ended September 30, 2021 and 2020 (unaudited)	6
	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION	31

Item 1.	Legal Proceedings	31

Item 1A.	Risk Factors	31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 3.	Defaults Upon Senior Securities	35

Item 5.	Other Information	35

Item 6.	Exhibits	36

SIGNATURES		37

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

LM Funding America, Inc. and Subsidiaries Condensed Consolidated Balance Sheets

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Cash	$17,458,806	$11,552,943
Finance receivables:
Original product - net (Note 2)	78,468	116,017
Special product - New Neighbor Guaranty program, net of allowance for credit losses of (Note 3)	44,307	52,757
Short-term investments - convertible debt securities (Note 9)	841,878	-
Marketable securities (Note 9)	3,480,230	-
Prepaid expenses and other assets	386,926	399,124
Digital assets, net (Note 9)	1,396,238	-
Current assets	23,686,853	12,120,841
Fixed assets, net	8,180	6,171
Real estate assets owned	80,057	18,767
Operating lease - right of use assets (Note 7)	85,062	160,667
Long-term investments - equity securities (Note 9)	2,111,584	-
Investments in unconsolidated affiliates (Note 9)	4,676,130	-
Deposit on mining equipment (Note 7)	1,565,625	-
Other assets	10,946	10,984
Long-term assets	8,537,584	196,589
Total assets	$32,224,437	$12,317,430

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses	496,206	237,033
Due to related party (Note 4)	135,919	158,399
Current portion of lease liability (Note 7)	93,340	-
Note payable - short-term (Note 5)	172,032	96,257
Total current liabilities	897,497	491,689

Lease liability - long-term (Note 7)	1,652	171,648
Deferred taxes (Note 6)	29,883	-
Note payable - long-term (Note 5)	-	185,785
Long-term liabilities	31,535	357,433
Total liabilities	929,032	849,122

Stockholders’ equity:
Common stock, par value $0.001; 30,000,000 shares authorized; 5,414,296 and 3,083,760 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	5,414	3,084
Additional paid-in capital	39,538,550	29,996,257
Accumulated deficit	(8,538,520)	(18,536,224)
Total stockholders’ equity	31,005,444	11,463,117
Non-controlling interest	289,961	5,191
Total stockholders’ equity	31,295,405	11,468,308
Total liabilities and stockholders’ equity	$32,224,437	$12,317,430

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

LM Funding America, Inc. and Subsidiaries Condensed Consolidated Statements of Operations (unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Interest on delinquent association fees	$129,439	$105,592	$269,556	$495,280
Administrative and late fees	14,642	19,929	46,574	78,397
Recoveries in excess of cost - special product	14,000	37,127	61,052	122,117
Underwriting and other revenues	28,784	27,651	86,981	96,815
Rental revenue	36,759	62,185	103,264	143,609
Total revenues	223,624	252,484	567,427	936,218

Operating Expenses:
Staff costs and payroll	1,874,798	2,522,481	3,422,819	3,151,033
Professional fees	497,942	385,705	1,340,909	1,372,281
Settlement costs with associations	-	17,934	-	29,854
Selling, general and administrative	106,895	96,483	302,679	251,434
Recovery of cost from related party receivable	(100,000)	(100,000)	(200,000)	(300,000)
Provision for credit losses	-	30,000	(10,000)	30,000
Real estate management and disposal	29,878	53,432	77,646	152,882
Depreciation and amortization	4,482	(3,383)	9,476	10,383
Collection costs	(1,410)	771	3,339	(28,484)
Other operating expenses	5,801	3,120	17,415	13,758
Total operating expenses	2,418,386	3,006,543	4,964,283	4,683,141
Operating loss from continuing operations	(2,194,762)	(2,754,059)	(4,396,856)	(3,746,923)
Realized gain (loss) on securities	(173,282)	-	13,951,752	-
Unrealized loss on convertible debt security	(2,588,916)	-	(87,316)	-
Unrealized loss on marketable securities	(478,448)	-	(478,448)	-
Unrealized gain (loss) on investment and equity securities	(123,172)	-	1,024,714	-
Impairment loss on digital assets	(23,720)	-	(23,720)	-
Interest income	77,956	-	164,895	-
Interest expense	(3,939)	2,300	(653)	(10,326)
Dividend income	738	-	738	-
Gain on forgiveness of note payable	-	-	157,251	-
Income (loss) from continuing operations before income taxes	(5,507,545)	(2,751,759)	10,312,357	(3,757,249)
Income tax expense	(12,619)	-	(29,883)	-
Net income (loss) from continuing operations	(5,520,164)	(2,751,759)	10,282,474	(3,757,249)
Gain from operations of discontinued operations	-	-	-	16,428
Net gain from discontinued operations	-	-	-	16,428
Net income (loss)	(5,520,164)	(2,751,759)	10,282,474	(3,740,821)
Less: Net income (loss) attributable to non-controlling interest	33,953	-	(284,770)	-
Net income (loss) attributable to LM Funding America Inc.	$(5,486,211)	$(2,751,759)	$9,997,704	$(3,740,821)

Earnings/(loss) per share:
Basic income (loss) per common share - continuing operations	$(1.01)	$(1.41)	$1.89	$(3.32)
Basic income/(loss) per common share - discontinued operations	$-	$-	$-	$0.02
Basic income (loss) per common share - net income (loss) - attributable to LM Funding	$(1.01)	$(1.41)	$1.89	$(3.30)
Diluted income (loss) per common share - continuing operations	$(1.01)	$(1.41)	$1.88	$(3.32)
Diluted earnings/(loss) per common share - discontinued operations	$-	$-	$-	$0.02
Diluted income (loss) per common share - net income (loss) - attributable to LM Funding	$(1.01)	$(1.41)	$1.88	$(3.30)
Weighted average number of common shares outstanding:
Basic	5,414,296	1,958,107	5,293,375	1,132,407
Diluted	5,421,606	1,958,107	5,305,418	1,132,407

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

LM Funding America, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$10,282,474	$(3,740,821)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization	9,476	5,919
Right to use asset depreciation	75,605	74,890
Stock compensation	-	135,679
Gain on forgiveness of note payable	(157,251)	-
Recovery of uncollectible related party receivables	-	(300,000)
Accrued investment income	(160,954)	-
Reserve for Accounts		30,000
Gain from operations of discontinued operations	-	(16,428)
Loss on deconsolidation of affiliate	(43,623)	-
Impairment loss on digital assets	23,720	-
Unrealized loss on convertible debt security	87,316	-
Unrealized loss on marketable securities	478,448	-
Unrealized gain on investment and equity securities	(1,024,714)	-
Realized gain on securities	(13,951,752)	-
Proceeds from securities	30,070,285	-
Investment in convertible note receivable converted into marketable security	(16,118,533)	-
Investment in convertible note receivable	(5,000,000)	-
Convertible debt and interest converted into marketable securities	4,231,760	-
Investments in marketable security	(3,958,678)	-
Change in assets and liabilities
Prepaid expenses and other assets	(8,326)	120,598
Accounts payable and accrued expenses	382,204	272,976
Advances (repayments) from related party	103,934	689,457
Lease liability payments	(76,656)	(69,669)
Deferred taxes	29,883	-
Net cash provided by (used in) operating activities	5,274,618	(2,797,399)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net collections of finance receivables - original product	37,549	74,117
Net collections of finance receivables - special product	8,450	33,328
(Payments) for real estate assets owned	(68,568)	(3,920)
Capital expenditures	(4,207)	(1,286)
Deposit for mining equipment	(1,565,625)	-
Net cash payment for IIU disposal	-	(246,914)
Proceeds from investment in note receivable	-	1,500,000
Investment in digital assets	(1,419,958)	-
Loan to purchase securities	1,784,250	-
Repayment of loan to purchase securities	(1,784,250)	-
Investment in unconsolidated affiliate	(5,738,000)	-
Net cash (used in) provided by investing activities	(8,750,359)	1,355,325

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings	-	185,785
Principal repayments	(28,534)	-
Insurance financing repayments	(134,485)	(108,043)
Exercise of warrants	9,544,623	3,081,480
Proceeds from stock subscription	-	9,447,535
Net cash provided by financing activities	9,381,604	12,606,757
NET INCREASE IN CASH	5,905,863	11,164,683
CASH - BEGINNING OF YEAR	11,552,943	1,069,823
CASH - END OF YEAR	$17,458,806	$12,234,506

SUPPLEMENTAL DISCLOSURES OF NON-CASHFLOW INFORMATION
Insurance financing	$210,260	$192,514
SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION
Cash paid for interest	$1,892	$10,326

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LM Funding America, Inc. and Subsidiaries Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2021 and 2020

(unaudited)

	Common Stock
	Shares	Amount	Additional paid in capital	Accumulated Deficit	Non-Controlling Interest	Total Equity

Balance - December 31, 2019	626,852	$627	$17,329,060	$(14,494,762)	$-	$2,834,925

Stock issued for services	37,200	37	128,810	-	-	128,847
Net loss	-	-	-	(551,094)	-	(551,094)
Balance - March 31, 2020	664,052	$664	$17,457,870	$(15,045,856)	$-	$2,412,678

Common stock issued	104,168	104	1,249,896	-	-	1,250,000
Warrants exercised for cash	245,540	246	2,946,234	-	-	2,946,480
Stock option expense	-	-	3,397	-	-	3,397
Net loss	-	-	-	(437,968)	-	(437,968)
Balance - June 30, 2020	1,013,760	$1,014	$21,657,397	$(15,483,824)	$-	$6,174,587

Common stock issued for cash, net	1,700,000	1,700	8,178,835	-	-	8,180,535
Warrants exercised for cash	340,000	340	16,660	-	-	17,000
Warrant exercise for cash	30,000	30	134,970	-	-	135,000
Stock option expense	-	-	3,435	-	-	3,435
Net loss	-	-	-	(2,751,759)	-	(2,751,759)
Balance - September 30, 2020	3,083,760	$3,084	$29,991,297	$(18,235,583)	$-	$11,758,798

Balance - December 31, 2020	3,083,760	$3,084	$29,996,257	$(18,536,224)	$5,191	$11,468,308

Warrants exercised for cash	2,330,536	2,330	9,542,293	-	-	9,544,623
Net income	-	-	-	4,376,433	171,866	4,548,299
Balance - March 31, 2021	5,414,296	$5,414	$39,538,550	$(14,159,791)	$177,057	$25,561,230

Net income	-	-	-	11,107,482	146,857	11,254,339
Balance - June 30, 2021	5,414,296	$5,414	$39,538,550	$(3,052,309)	$323,914	$36,815,569

Net loss	-	-	-	(5,486,211)	(33,953)	(5,520,164)
Balance - September 30, 2021	5,414,296	$5,414	$39,538,550	$(8,538,520)	$289,961	$31,295,405

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LM FUNDING AMERICA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE NINE MONTHS SEPTEMBER 30, 2021

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

During 2020, we began exploring other specialty finance business opportunities that are complementary to or that can leverage our historical business.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in the annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The interim condensed consolidated financial statements as of September 30, 2021 and for the Three and Nine Months ended September 30, 2021 and September 30, 2020, respectively are unaudited. In the opinion of management, the interim condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of the results for the interim periods. The accompanying condensed consolidated balance sheet as of December 31, 2020, is derived from the audited consolidated financial statements presented in the Company’s Annual Report on Form 10-K for fiscal the year ended December 31, 2020.

Digital Assets, net

We account for all digital assets as indefinite-lived intangible assets in accordance with ASC 350, Intangibles—Goodwill and Other. We have ownership of and control over our digital assets and use third-party custodial services to secure it. The digital assets are initially recorded at cost and are subsequently remeasured on the consolidated balance sheet at cost, net of any impairment losses incurred since acquisition.

We determine the fair value of our digital assets in accordance with ASC 820, Fair Value Measurement, based on quoted prices on the active exchange(s) that we have determined is the principal market for such assets (Level 1 inputs). We perform an analysis each quarter to identify whether events or changes in circumstances indicate that it is more likely than not that our digital assets are impaired. If the current carrying value of a digital asset exceeds the fair value so determined, an impairment loss has occurred with respect to those digital assets in the amount equal to the difference between their carrying values and the price determined.

The impaired digital assets are written down to their fair value at the time of impairment and this new cost basis will not be adjusted upward for any subsequent increase in fair value. Gains are not recorded until realized upon sale, at which point they are presented net of any impairment losses.

There is currently no specific guidance under GAAP or alternative accounting framework for the accounting for digital assets recognized as revenue or held, and management has exercised significant judgement in determining the appropriate accounting treatment.  In the event authoritative guidance is enacted by the FASB, the Company may be required to change its policies, which could have an effect on the Company’s consolidated financial position and results from operations.

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

The Company issued approximately 2.3 million shares at various times during the Nine Months ended September 30, 2021 and has weighted average these new shares in calculating income (loss) per share. The Company also issued approximately 2.5 million shares at various times during the Nine Months ended September 30, 2020 and has weighted average these new shares in calculating income (loss) per share.

The Company has restated all share amounts to reflect the Reverse Stock Split.

Diluted income (loss) per share for the period equals basic loss per share as the effect of any convertible notes, stock based compensation awards or stock warrants would be anti-dilutive.

The anti-dilutive stock based compensation awards and convertible notes consisted of:

	As of September 30,
	2021	2020
Stock Options	3,860	3,860
Stock Warrants	391,900	2,958,011

Note 2. Finance Receivables – Original Product

The Company’s original funding product provides financing to community associations only up to the secured or “Super Lien Amount” as discussed in Note 1.  Finance receivables for the original product as of September 30, 2021 and December 31, 2020 based on the year of funding are approximately as follows:

	September 30, 2021	December 31, 2020 (Audited)
Funded during the current year	$16,000	$25,000
1-2 years outstanding	6,000	12,000
2-3 years outstanding	4,000	9,000
3-4 years outstanding	5,000	12,000
Greater than 4 years outstanding	137,000	200,000
	168,000	258,000
Reserve for credit losses	(90,000)	(142,000)
	$78,000	$116,000

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

As of September 30, 2021, maximum future contingent payments under these arrangements were approximately $20,900.

Delinquent assessments and accrued charges under these arrangements as of September 30, 2021 and December 31, 2020, are as follows:

	September 30, 2021	December 31, 2020 (Audited)
Finance receivables, net	$44,000	$53,000
Delinquent assessments	150,000	148,000
Accrued interest and late fees	67,000	57,000
Number of active units with delinquent assessments	10	20

Allowance for credit losses are recorded for expected losses based on historical experience, current conditions and reasonable and supportable forecasts that may affect collectability.  Recoverability of the Company’s Original Product is generally assured because of the protection of the Super Lien under Florida statute and as such no allowance is recorded.

Credit losses on the NNG product were estimated by the Company based on analyzing the investment in each unit and comparing that balance to the average payout for completed units for the past 12 months. The allowance for losses based on these analyses, had a remaining balance of $0 and $6,500 as of September 30, 2021 and December 31, 2020, respectively.

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

Amounts expensed by the Company to BLG for the Three and Nine Months ended September 30, 2021 and 2020 were approximately $246,000 and $738,000 for 2021 and $247,000 and $756,000 for 2020, respectively.  As of September 30, 2021 and December 31, 2020, receivables from property owners for charges ultimately payable to BLG approximately $1,026,000 and $1,332,000, respectively.

Under the related party agreement with BLG in effect during 2021 and 2020, the Company pays all costs (lien filing fees, process and serve costs) incurred in connection with the collection of amounts due from property owners.  Any recovery of these collection costs is accounted for as a reduction in expense incurred.  The Company incurred expenses related to these types of costs for the Three and Nine Months ended September 30, 2021 and 2020 in the amounts of $26,000 and $76,000 for 2021 and $28,000 and $95,000 for 2020, respectively. Recoveries during the Three and Nine Months ended September 30, 2021 and 2020, related to those costs were approximately $27,000 and $72,000 for 2021 and $ 28,000 and $124,000 for 2020, respectively.

The Company also shares office space and related common expenses with BLG.  All shared expenses, including rent, are charged to BLG based on an estimate of actual usage.  Any expenses of BLG paid by the Company that have not been reimbursed or settled against other amounts are reflected as due from related parties in the accompanying consolidated balance sheet.  BLG was charged approximately $17,000 and $51,000 for the office sub-lease during the Three and Nine Months ended September 30, 2021.

Amounts payable to BLG as of September 30, 2021 and December 31, 2020 were approximately $135,900 and $158,400, respectively. In the first Nine Months of September 30, 2021, the Company subsequently recouped $200,000 of previously written-off amounts to BLG.

Note 5. Debt and Other Financing Arrangements

	September 30, 2021	December 31, 2020 (Audited)
The note payable as of December 31, 2020 required an upfront payment of $20,746 and monthly payments of $19,251 over a ten month period. The notes matured on May 1, 2021. Annualized interest was 5.95%.	$-	$96,257

Unsecured financing agreement with commercial premium financing company. Down payment of $36,255 was required upfront and equal installment payments of $19,115 to be made over an 11 month period. The note will mature on June 1, 2022 with annualized interest of 3.95%.	$172,032	$-

Promissory note issued by a financial institution, bearing interest at 1.0%, interest and no principal payments. The note matured April 30, 2022. Annualized interest was 1.0%. This is a U.S. Small Business Administration’s Paycheck Protection Program (the “PPP Loan”)	-	185,785

	$172,032	$282,042

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

On May 6, 2021, we received notice from the Paycheck Protection Program that $157,250 of our loan had been forgiven.  As such, we paid the remaining balance of $28,534 by September 30, 2021.

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

Under ASC 740-10-30-5, Income Taxes, deferred tax assets should be reduced by a valuation allowance if, based on the weight of available evidence, it is more-likely-than-not (i.e., a likelihood of more than 50%) that some portion or all of the deferred tax assets will not be realized. The Company considers all positive and negative evidence available in determining the potential realization of deferred tax assets including, primarily, the recent history of taxable earnings or losses. Based on operating losses reported by the Company during 2020 and 2019, the Company concluded there was not sufficient positive evidence to overcome this recent operating history. As a result, the Company believed that a valuation allowance was necessary based on the more-likely-than-not threshold noted above. The Company had recorded a valuation allowance of approximately $2,432,000 as of September 30, 2021 and $4,658,000 as of December 31, 2020.

Significant components of the tax expense (benefit) recognized in the accompanying consolidated statements of operations for the Three and Nine Months ended September 30, 2021 and September 30, 2020 are as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Current tax benefit
Federal	$(1,159,524)	$(712,977)	$2,078,774	$(861,234)
State	(321,397)	(147,519)	348,622	(178,194)
Total current tax benefit	(1,480,921)	(860,496)	2,427,396	(1,039,428)
Deferred tax expense	12,619	53,114	34,614	92,371
Valuation allowance (expense)	1,480,921	807,382	(2,432,127)	947,057
Income tax (reduction) benefit	$12,619	$-	$29,883	$-

The reconciliation of the income tax computed at the combined federal and state statutory rate of 24.5% for the Three and Nine Months ended September 30, 2021 and 2020 to the income tax benefit is as follows:

	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30, 2021		September 30, 2020		September 30, 2021		September 30, 2020
Benefit on net loss	$(1,469,827)	26.9%	$(808,436)	29.4%	$2,458,947	24.5%	$(948,111)	25.3%
Nondeductible expenses	1,525	0.0%	1,054	0.0%	3,063	0.0%	1,054	0.0%
Valuation allowance (expense)	1,480,921	(27.1)%	807,382	(29.3)%	(2,432,127)	(24.3)%	947,057	(25.3)%
Other items	-	0.0%	-	0.0%	-	0.0%	-	0.0%
Tax benefit/effective rate	$12,619	(0.20)%	$-	0.1%	$29,883	0.2%	$-	(—)%

The significant components of the Company’s deferred tax liabilities and assets as of September 30, 2021 and December 31, 2020 are as follows:

	As of September 30, 2021	As of December 31, 2020 (Audited)
Deferred tax liabilities:
Tax expense for internally developed software	$-	$(1,814)
Tax depreciation in excess of book	-	(2,916)
Total deferred tax liabilities	-	(4,730)
Deferred tax assets:
Loss carryforwards	1,359,074	3,913,579
Step up in basis at contribution to C-Corp	487,692	511,052
Stock option expense	120,820	124,876
Step up in basis - purchase of non-controlling interest	44,956	49,950
Allowance for credit losses	32,378	33,466
Accrued liabilities	-	20,573
Total deferred tax asset	2,044,920	4,653,496
Tax rate change	151,296	-
Valuation allowance	(2,226,099)	(4,658,226)
Net deferred tax asset (liability)	$(29,883)	$-

During the Three months ended September 30, 2021, the Company offset $1.5 million of it’s tax recovery with $1.5 million of its valuation allowance. During the Nine Months ended September 30, 2021, the Company offset $2.4 million of it’s tax expense with $2.2 million of its valuation allowance.

Note 7. Commitments and Contingencies

Leases

The Company leases certain office space, construction and office equipment, vehicles and temporary housing generally under non-cancelable operating leases. Leases with an initial term of one year or less are not recorded on the balance sheet, and the Company generally recognizes lease expense for these leases on a straight-line basis over the lease term. As of September 30, 2021, the Company’s operating leases have remaining lease terms ranging from less than one year to 1 year, some of which include options to renew the leases. The exercise of lease renewal options is generally at the Company’s sole discretion. The Company’s leases do not contain any material residual value guarantees or material restrictive covenants.

The Company determines if an arrangement is a lease at inception. Operating lease ROU assets and current and long-term operating lease liabilities are separately stated on the Consolidated Balance Sheet as of September 30, 2021. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The present value of future lease payments are discounted using either the implicit rate in the lease, if known, or the Company’s incremental borrowing rate for the specific lease as of the lease commencement date. The rate was determined as a fair value of the lease over a 37 month period using a 6.5% interest rate for the present value calculation. The ROU asset is also adjusted for any prepayments made or incentives received. The lease terms include options to extend or terminate the lease only to the extent it is reasonably certain any of those options will be exercised. Lease expense is recognized on a straight-line basis over the lease term. The Company accounts for lease components (e.g., fixed payments) separate from the non-lease components (e.g., common-area maintenance costs). The Company does not have any material financing leases.

The Company’s new office lease began July 15, 2019 and ends July 31, 2022. A related party has a sub-lease for approximately $4,900 per month plus operating expenses.

The Company shares this space and the related costs associated with this operating lease with a related party (see Note 4) that also performs legal services associated with the collection of delinquent assessments.  Net rent expense recognized for the Three and Nine Months ended September 30, 2021 and 2020 were approximately $23,700 and $71,200 for 2021 and $26,000 and $76,000 for 2020, respectively.

The following table presents components of lease expense excluding discontinued operations for the Three and Nine Months ended September 30, 2021 and 2020:

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Operating lease expense	$ 22,627	$ 27,644	$ 47,483	$ 89,931
	$ 22,627	$ 27,644	$ 47,483	$ 89,931

The following table presents supplemental balance sheet information related to operating leases as of September 30, 2021 and December 31, 2020:

	Balance Sheet Line Item	As of September 30, 2021	As of December 31, 2020
Assets
ROU assets	Right of use asset, net	$85,062	$160,667
Total lease assets		$85,062	$160,667

Liabilities
Current lease liabilities	Lease liability	$93,340	$103,646
Long-term lease liabilities	Lease liability	1,652	68,002
Total lease liabilities		$94,992	$171,648

Weighted-average remaining lease term (in years)		1.00	1.60
Weighted-average discount rate		6.55%	6.55%

The following table presents supplemental cash flow information and non-cash activity related to operating leases for the Nine Months ended September 30, 2021 and 2020:

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Operating cash flow information
Cash paid for amounts included in the measurement of lease liabilities	$(76,656)	$(69,669)

The following table presents maturities of operating lease liabilities on an undiscounted basis as of September 30, 2021:

Operating Leases
2021 (excluding the nine months ended September 30, 2021)	$26,990
2022	68,002
2023	-
$94,992

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

On July 14, 2020, the Company notified Hanfor and Hanfor Owner that the Company had elected to terminate the Share Exchange

Agreement due to Hanfor’s inability to provide audited financial statements by September 30, 2020. Although the Company believes that it properly terminated the Share Exchange Agreement, on July 21, 2020, former counsel to Hanfor Owner informed the Company that Hanfor Owner believes that the Company’s termination of the Share Exchange Agreement was not effected in accordance with the terms of the Share Exchange Agreement.

In addition, on October 23, 2020, an amended Schedule 13D was filed by Xueyuan Han, the principal owner of Hanfor, with respect to his beneficial ownership of shares of common stock of the Company.  In the amended Schedule 13D, Mr. Han alleged, among other things, that the Company misinterpreted the termination provisions of the Share Exchange Agreement, that Hanfor is still within a cure period under the Share Exchange Agreement, and that Hanfor was purporting to appoint a director to the Company’s Board of Directors.  Following the filing of the amended Schedule 13D, the Company continues to believe that its termination of the Share Exchange Agreement was proper because, among other reasons, the failure of Hanfor to provide audited financial statements by September 30, 2020, was an uncurable default under the Share Exchange Agreement.  Furthermore, the Company was informed by Hanfor prior to such termination that Hanfor would be unable to provide audited financial statements for Hanfor for the foreseeable future because of ongoing legal issues in China.  As a result, the Company believes that the purported appointment of Mr. Han to the Company’s Board of Directors was improper and therefore took no action in response to the Schedule 13D.

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

Material Contracts

On September 8, 2021, the Company entered into a sale and purchase agreement (the “Purchase Agreement”) with Bitmain Technologies Limited (“Seller”) pursuant to which the Company agreed to purchase, and Seller agreed to supply to the Company, an aggregate of 1,002 Bitcoin S19J Pro Antminer cryptocurrency mining machines for an aggregate purchase price of $6.3 million (the “Mining Machines”).  The Purchase Agreement provides for delivery of the Mining Machines in batches over an estimated delivery timeframe starting in April 2022 and continuing through September 2022.  The Purchase Agreement requires the Company to pay a nonrefundable amount of 25% of the total purchase price for the Mining Machines within 7 days of the date of the signing of the Purchase Agreement, an additional 35% of the batch price at least 6 months prior to shipment of such batch, and the remaining 40% of each batch price one month prior to the shipment of the batch.  The Purchase Agreement contains other customary terms, provisions, and conditions. The Company paid $1.6 million for the 25% as a deposit for the machines and is classified within Deposit on mining equipment in long term assets.

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

The following is a summary of the stock option plan activity during the Nine Months ended September 30, 2021 and 2020:

	2021		2020
	Number of	Weighted Average	Number of	Weighted Average
	Options	Exercise Price	Options	Exercise Price
Options Outstanding at Beginning of the year	3,860	$302.55	3,860	$302.55
Granted	-	-	-	-
Exercised	-	-	-	-
Adjustment	-	-	-	-
Forfeited	-	-	-	-

Options Outstanding at September 30,	3,860	$302.55	3,860	$302.55

Options Exercisable at September 30,	3,860	$302.55	3,027	$310.10

Compensation expense recognized from the vesting of stock options was approximately $ 0 and $10,200 for the Nine Months ended September 30, 2021 and 2020. There was no unrecognized compensation cost associated with unvested stock options as of September 30, 2021.

The aggregate intrinsic value of the outstanding common stock options as of September 30, 2021 and December 31, 2020 was approximately $0 and $0 respectively.

Warrants

The following is a summary of the warrant activity during the Nine Months ended September 30, 2021 and 2020:

	2021		2020
	Number of	Weighted Average	Number of	Weighted Average
	Warrants	Exercise Price	Warrants	Exercise Price
Warrants Outstanding at Beginning of the year	2,718,012	$4.20	791,857	$21.25

Granted	-	-	2,240,000	4.50
Exercised	(2,326,112)	4.08	(275,540)	3.48
Adjustment	-	-	126,694	1.70
Adjustment	-	-	75,000	3.36

Warrants Outstanding at September 30,	391,900	$4.35	2,958,011	$8.93

During the Nine Months ended September 30, 2021, the Company received approximately $9.5 million upon the exercise by warrant holders of warrants for approximately 2.3 million shares.  There was also a cashless warrant exercise for approximately 129,800 shares on January 29, 2021. The aggregate intrinsic value of the outstanding common stock warrants as of September 30, 2021 and December 31, 2020 was approximately $21,200 and $256,400 respectively.

Note 9. Investments

Short-term Investments

Short-term investments consist of a convertible debt investment. The Company entered into an agreement with BORQS Technologies Inc. (“Borqs”) (Nasdaq: BRQS) in February 2021 under which the Company agreed to purchase Senior Secured Convertible Promissory Notes (“Notes”) of Borqs up to an aggregate principal amount of $5 million.  The Company’s purchase of the Notes was a part of a larger transaction in which an aggregate of $20 million in Notes were sold by Borqs in a private transaction to several institutional and individual investors, including the Company.  The Notes become due in February 2023, have an annual interest rate of 8%, are convertible into ordinary shares of Borqs at a 10% discount from the market price, and have 90% warrant coverage (with the warrants exercisable at 110% of the conversion price. The Company received 2,922,078 warrants which had a nominal value on the grant date. One-third of the Notes ($1,666,667) were funded by the Company at the execution of definitive agreements for the transaction, and two-thirds of the Notes ($3,333,333) were purchased and funded upon the satisfaction of certain conditions, including effectiveness of a registration statement that was deemed effective on May 3, 2021 and the Company completed this funding on May 6, 2021.  In June 2021, the Company exercised a cashless exercise of the Borqs warrants and received 5,956,544 common shares of Borqs. The Company subsequently sold those Borqs common shares in June 2021 and recognized $8.5 million in proceeds, all of which was recognized as a realized gain on securities in 2021.

During the three months ended September 30, 2021, the Company converted $4,100,000 of the Borqs convertible note plus accrued interest of $131,760 into 5,960,829 shares. The remaining Borqs convertible note plus accrued interest ($929,195) can be converted into common shares at a conversion price of $0.6534 per share or 1,422,091 shares. The fair value of the convertible note plus accrued interest are based on their classification as trading securities and as such are reported at fair value. As of September 30, 2021 the Company considered the fair value of the Borq convertible note to be equal to the fair value of the stock on September 30, 2021 or $0.592 per share times the number of shares that it could be converted into based on a conversion price of $0.6534 or 1,422,091 shares which have a fair value of $841,878.   As of September 30, 2021, our re-measurement resulted in an unrealized loss of $87,316 and is included within “Unrealized gain on convertible debt security”.  The Company classified the 5,960,829 shares as marketable securities  and subsequently sold 587,530 shares in the nine months ending September 30, 2021

September 30, 2021
(Unaudited)
Convertible note	$841,878
End of period	$841,878

September 30, 2021
(Unaudited)
Beginning of year	-
Investment in convertible debt security	$5,000,000
Accrued interest income on convertible debt security	160,954
Convertible debt and interest converted into marketable shares	(4,231,760)
Unrealized loss on convertible debt security	(87,316)
End of period	$841,878

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

In the first three months ended March 31, 2021, the Company recognized a $5.7 million gain on the Borqs loan receivables loan transaction in which we acquired $18.2 million of Borqs debt for $15.5 million and converted the debt into Borqs common stock and subsequently sold such shares for $32.6 million, provided $11.3 million to the Investor and realized a $5.7 million gain.

Marketable Securities

Our marketable equity securities are publicly traded stocks measured at fair value using quoted prices for identical assets in active markets and classified as Level 1 within the fair value hierarchy. Marketable equity securities as of September 30, 2021 and December 31, 2020 are as follows:

	Cost	Gross Unrealized Gain (Loss)	Fair Value

Marketable equity securities, September 30, 2021	$3,958,678	$(478,448)	$3,480,230

Marketable equity securities, December 31, 2020	-	-	-

The Company sold 587,530 shares of Borqs shares for approximately $397,800 and realized a loss of approximately $173,300.

Digital Assets, net

Digital assets as of September 30, 2021 are as follows:

During the nine months ended September 30, 2021, the Company purchased and received an aggregate of $909 thousand in Bitcoin and $511 thousand in Ether cryptocurrency. These digital assets are recorded at cost, net of any impairment losses incurred since acquisition. During the three and nine months ended September 30, 2021, we recorded $24,000 and $24,000, respectively of impairment losses on such digital assets. As of September 30, 2021, the carrying value of our digital assets held was $1.4 million, which reflects cumulative impairments of approximately $24,000. The fair market value of such digital assets held as of September 30, 2021 was $1.4 million. The impairment loss was included within “Impairment loss on digital assets” in the consolidated statements of operations

Long-term Investments

In connection with LMF Acquisition Opportunities Inc (“LMAO”) initial public offering in January 2021, the Company’s affiliate LMFA Sponsor LLC purchased an aggregate 5,738,000 private placement warrants from LMAO (“Private Placement Warrants”) at a price of $1.00 per whole warrant. Each Private Placement Warrant is exercisable for one share of LMAO’s Class A common stock at a price of $11.50 per share, and as such meets the definition of a derivative as outlined within ASC 815, Derivatives and Hedging. The Private Placement Warrants are recorded at fair value and are classified in long-term "Investments" on the consolidated balance sheet. The fair value of the Private Placement Warrants is classified as level 3 in the fair value hierarchy as the calculation is dependent upon company specific adjustments to the observable trading price of LMAO’s public warrants for lack of marketability and related risk of forfeiture should no business combination occur. Subsequent changes in fair value will be recorded in the income statement during the period of the change. As of September 30, 2021, our re-measurement resulted in an unrealized loss of $3,626,400 and is included within "Unrealized gain (loss) on investment and equity securities" within our consolidated statements of operations.

Long-term investments as of September 30, 2021 consist of the following:

September 30, 2021
(Unaudited)
LMF Acquisition Opportunities Inc. warrants	$2,111,584
End of period	$2,111,584

September 30, 2021
(Unaudited)
Beginning of year	$-
Investments in affiliate	5,738,000
Unrealized loss on investment in affiliate	(3,626,416)
End of period	$2,111,584

 Investment in Unconsolidated Affiliates

LMF Acquisition Opportunities Inc.

The Company is the sponsor of LMF Acquisition Opportunities, Inc. (“LMAO”), a special purpose acquisition company that completed an initial public offering in January 2021.   Prior to LMAO’s initial public offering, LMFA Sponsor LLC (“Sponsor”), a 70% owned subsidiary of the Company, organized and initially capitalized LMAO by a $25,000 purchase of Class B shares par value $0.0001 per share, of LMAO. At the time of the initial public offering of LMAO, Sponsor purchased Private Placement Warrants that allow it to purchase 5,738,000 shares of Class A common stock at an exercise price of $11.50.  The Class B shares and Private Placement Warrants were issued to and are held by Sponsor.  The shares of Class B common stock of LMAO held by Sponsor will automatically convert into shares of LMAO’s Class A common stock on a one-for-one basis at the time of LMAO’s initial business combination and are subject to certain transfer restrictions.

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

The Company’s investment in the Sponsor represents 70.5% of the Sponsor’s initial risk capital. The LMAO IPO closed on January 28, 2021 and proceeds from LMAO’s IPO totaled $103.5 million. If LMAO does not complete a business combination within 18 months from the closing of LMAO’s IPO, the proceeds from the sale of the Private Placement Warrants (after LMAO IPO transaction costs) will be used to fund the redemption of the shares sold in the LMAO IPO (subject to the requirements of applicable law), and the private warrants will expire without value. The Sponsor holds approximately 20% of the total common shares (Class A and Class B) in LMAO along with the 5,738,000 Private Placement Warrants. The Sponsor is managed by the Company. The Company has determined that as a result of the LMAO IPO, we ceased having a controlling financial interest in LMAO as of January 25, 2021. The

Company, therefore, accounts for the Sponsor under the equity method of accounting. Additionally, as our retained investment in LMAO qualifies for equity-method accounting, we were required to remeasure our retained interest at fair value and include any resulting adjustments as part of a gain or loss recognized on deconsolidation. The fair value calculation related to our retained interest in LMAO is dependent upon company-specific adjustments applied to both the observable trading price of LMAO’s Class A common stock and the transaction price of the January 28, 2021 and the related risk of forfeiture should LMAO not consummate a business combination. As a result of the remeasurement of our retained interest in LMAO, we recognized for the Nine Months ended September 30, 2021, an unrealized gain on securities of $4.65 million. within our consolidated statements of operations.

September 30, 2021
(Unaudited)
LMF Acquisition Opportunities Inc. common stock	$4,676,130
End of period	$4,676,130

September 30, 2021
(Unaudited)
Beginning of year	$25,000
Unrealized gain on initial investment in affiliate	4,651,130
End of period	$4,676,130

The net unrealized gain (loss) on securities from the Company’s investment in LMAO’s Class B shares and warrants totaled ($0.1) million and $1.0 million, respectively for the Three and Nine Months ended September 30, 2021.

Note 10. Subsequent Events

Public Equity Offering

On October 18, 2021, the Company entered into an Underwriting Agreement with Maxim Group LLC on behalf of itself and as representative of the underwriters named therein (the “Underwriting Agreement”), pursuant to which the Company issued and sold, in an underwritten public offering (the “Public Offering”), 6,315,780 units, with each unit consisting of one share of common stock, $0.001 par value per share (“Common Stock”), and one warrant to purchase one share of Common Stock (the “Common Warrants”). The units were sold to the public at the price of $4.75 per unit.

On October 19, 2021, the Public Offering closed, resulting in gross proceeds to the Company of approximately $30,000,000, before deducting the underwriting discounts and commissions and estimated offering expenses.  The Company also granted to the underwriter a 45-day option to purchase up to an additional 947,367 shares of Common Stock (“Option Shares”) and/or warrants (“Option Warrants”) to purchase up to 947,367 shares of Common Stock (the “Over-Allotment Option”). The underwriter partially exercised the Over-Allotment Option, and the Company thereby issued and sold the additional 947,367 Option Warrants, in a simultaneous closing with the Public Offering on October 19, 2021. On October 20, 2021, the underwriter exercised the remainder of the Over-Allotment Option, and the Company thereby issued and sold the additional 947,367 Option Shares (the “October 20 Over-Allotment Closing”).

The Common Warrants issued in the offering are immediately exercisable and entitle the holder to purchase one share of Common Stock at an exercise price equal to $5.00 and expire on the fifth anniversary of the issuance date. The Common Warrants may be exercised on a cashless basis if there is no effective registration statement available for the resale of the shares of common stock underlying such warrants.

The Company agreed to an underwriting discount of 8% of the public offering price of the Units sold in this offering. In addition, the Company issued to Maxim Group LLC (or its designee) warrants to purchase to purchase an aggregate of 3% of the number of shares of Common Stock sold in the Public Offering, which warrants entitle the holder to purchase up to an aggregate of 217,894 shares of Common Stock after the October 20 Over-Allotment Closing (the “Representative’s Warrants”). The Representative’s Warrants have an exercise price equal to $5.94, which is 110% of the offering price in the Public Offering. The Representative’s Warrants may be exercised on a cashless basis and will be exercisable six months following the closing date until April 16, 2025.

Material Contracts

On October 6, 2021, the Company entered into a sale and purchase agreement (the “Second Bitmain Purchase Agreement”) with Bitmain Technologies Limited (“Seller”) pursuant to which the Company agreed to purchase, and Seller agreed to supply to the Company, an aggregate of 4,044 Bitcoin S19J Pro Antminer cryptocurrency mining machines for an aggregate purchase price of $25.3 million (the “Mining Machines”).  The Second Bitmain Purchase Agreement provides for delivery of the Mining Machines in batches over an estimated delivery timeframe starting in April 2022 and continuing through September 2022.  The Second Bitmain Purchase Agreement requires the Company to pay a non-refundable deposit of $6.3 million or 25% of the total purchase price for the Mining Machines within 7 days of the date of the signing of the Second Bitmain Purchase Agreement, and additional 35% of the batch price at least 6 months prior to shipment of such batch, and the remaining 40% of each batch price one month prior to the shipment of the batch.  The Purchase Agreement contains other customary terms, provisions, and conditions. The Company paid the $6.3 million deposit on October 15, 2021.

On October 6, 2021, US Digital, our wholly-owned subsidiary entered into a sale and purchase agreement (the “Uptime Purchase Agreement”) with Uptime Armory LLC (“Uptime”) pursuant to which US Digital agreed to purchase, and Uptimeagreed to supply to US Digital, an aggregate of 18 modified 40-foot cargo containers (“POD5ive containers”) that will be designed to hold and operate 280 S19 Pro Antminers manufactured by Bitmain. The purchase price of the POD5ive containers totals $3,125,000 of which 75% or $2.3 million is due as a non-refundable down payment within 7 business days of the effective date of the Uptime Purchase Agreement and the remaining 25% is due within five business days after US Digital delivers a “notice of completion” of the equipment. The Uptime Purchase Agreement contains other customary terms, provisions, and conditions. The $2.3 million down payment was paid on October 15, 2021.

US Digital also entered into a hosting agreement (“Hosting Agreement”) with Uptime Hosting LLC to host the Company’s 18 POD5ive containers at a secure location and provide power, maintenance and other services specified in the contract for 6 cents per kilowatt with a term of one year.

On November 4, 2021, LM Funding America, Inc. (the “Company”) entered into strategic alliance agreements (the “Strategic Alliance Agreements”) with each of OTC Miners Corp. (“OTC Miners”) and Spartan Crest Capital Corp. (“Spartan”).  The Strategic Alliance Agreements generally provide that OTC Miners and Spartan will work together with the Company and collaborate with the Company regarding the Company’s cryptocurrency mining business strategy and planned business operations.  The agreements contemplate that each of OTC Miners and Spartan will provide ongoing consulting and advisory services to the Company on a non-exclusive basis over a one-year period with respect to the bitcoin mining business and industry and that the parties will meet periodically to collaborate and share information regarding the industry, the equipment used in the industry, key industry relationships, and financing options.  In consideration of the strategic alliances and related services and benefits, the Company will issue 100,000 shares of restricted common stock to each of OTC Miners and Spartan and will pay OTC Miners $1,250,000 to cover anticipate expenses of OTC Miners in connection with its activities under the strategic alliance.  The Company also agreed to pay OTC Miners a fee of 3% of the aggregate consideration of any strategic transaction completed by Company that the Company and OTC Miners jointly agree to pursue.  The Strategic Alliance Agreements have a term of one year each.

2021 Omnibus Incentive Plan

On October 27, 2021, the Board of Directors (the “Board”) of LM Funding America, Inc. (the “Company”, “we”, or “our”) adopted the LM Funding America, Inc. 2021 Omnibus Incentive Plan (the “Plan” or the “2021 Omnibus Plan”).  The Plan authorizes the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, to our employees and any of our parent and subsidiary corporations’ employees, and the grant of nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to our employees, directors and consultants and any of our future subsidiary corporations’ employees and consultants.

The Plan became effective on October 27, 2021, provided that no options or stock appreciation rights granted under the Plan will be exercisable and no shares or restricted stock units may be granted under the Plan unless and until the Plan has been approved by the stockholders of the Company, which approval must occur on or within twelve (12) months of the date on which the Plan became effective.  Upon the adoption of the Plan, the Board terminated the LM Funding America, Inc. 2015 Omnibus Incentive Plan, provided that such plan will continue to govern outstanding awards previously made under such plan.

Management Employment Contracts

On October 27, 2021, the Company and Bruce Rodgers entered into an Amended and Restated Employment Agreement under which Mr. Rodgers will continue to serve as the Chief Executive Officer of the Company (the “Rodgers Employment Agreement”).  The Rodgers Employment Agreement provides for an annual base salary of $750,000, and it provides that Mr. Rodgers may be granted annual bonuses at the discretion of the Board of Directors and may participate in the Company’s equity incentive plans on the same terms as other senior executives.  The agreement also provides that, in consideration of the Company’s failure to make quarterly stock grants to Mr. Rodgers as provided in his prior employment agreement, the Company will grant to Mr. Rodgers 48,662 fully vested restricted shares under the 2021 Omnibus Plan upon the approval of the 2021 Omnibus Plan by the Company’s stockholders. Under the Rodgers Employment Agreement, Mr. Rodgers is entitled to participate in all of the Company’s pension, life insurance, health insurance, disability insurance and other benefit plans on the same basis as the Company’s other employee officers participate.  The agreement also provides for a $15,000,000 lump-sum cash bonus upon any change of control (as defined in the agreement) during the term of the agreement that does not involve a sale of the Company, or a bonus of 2% of the transaction value if the change of control is a Company Sale, and all unvested restricted shares will vest upon a change of control.  The term of the Rodgers Employment Agreement is through September 30, 2023 and is automatically renewed each year unless notice of non-renewal is provided by the Company or Mr. Rodgers at least 30 days prior to the renewal date. Mr. Rodgers will receive the base salary due under the employment agreement for a period of 36 months after termination if terminated “without cause” (including a non-renewal of the agreement by the Company) or he terminates his own employment for a “good reason event”, as those terms are defined in the agreement, in addition to any accrued bonus as of the termination date and the accelerated vesting of any unvested options and other equity awards. Mr. Rodgers’ employment agreement contains certain non-competition covenants and confidentiality provisions.

On October 27, 2021, the Company and Richard Russell entered into an Amended and Restated Employment Agreement under which Mr. Russell will continue to serve as the Chief Financial Officer of the Company (the “Russell Employment Agreement”).  The Russell Employment Agreement provides for an annual base salary of $500,000, and it provides that Mr. Russell may be granted annual bonuses at the discretion of the Board of Directors and may participate in the Company’s equity incentive plans on the same terms as other senior executives.  The agreement also provides that, in consideration of the Company’s failure to make quarterly stock grants to Mr. Russell as provided in his prior employment agreement, the Company will grant to Mr. Russell 25,279 fully vested restricted shares under the 2021 Omnibus Plan upon the approval of the 2021 Omnibus Plan by the Company’s stockholders. Under the Russell Employment Agreement, Mr. Russell is entitled to participate in all of the Company’s pension, life insurance, health insurance, disability insurance and other benefit plans on the same basis as the Company’s other employee officers participate.  The agreement also provides for a $10,000,000 lump-sum cash bonus upon any change of control (as defined in the agreement) during the term of the agreement that does not involve a sale of the Company, or a bonus of 2% of the transaction value if the change of control is a Company, an all unvested restricted shares will vest upon a change of control.  The term of the Russell  Employment Agreement is through September 30, 2023 and is automatically renewed each year unless notice of non-renewal is provided by the Company or Mr. Russell at least 30 days prior to the renewal date. Mr. Russell will receive the base salary due under the employment agreement for a period of 36 months after termination if terminated “without cause” (including a non-renewal of the agreement by the Company) or he terminates his own employment for a “good reason event”, as those terms are defined in the agreement, in addition to any accrued bonus as of the termination date and the accelerated vesting of any unvested options and other equity awards. Mr. Russell’s employment agreement contains certain non-competition covenants and confidentiality provisions.

On October 27, 2021, the Company and Ryan Duran entered into an Employment Agreement under which Mr. Duran will serve as the Executive Vice President of Operations of the Company (the “Duran Employment Agreement”).  The Duran Employment Agreement provides for an annual base salary of $175,000, and it provides that Mr. Duran may be granted annual bonuses at the discretion of the Board of Directors and may participate in the Company’s equity incentive plans on the same terms as other senior executives.  The agreement provides that Mr. Duran is entitled to participate in all of the Company’s pension, life insurance, health insurance, disability insurance and other benefit plans on the same basis as the Company’s other employee officers participate.  The term of the Duran Employment Agreement is through September 30, 2023 and is automatically renewed each year unless notice of non-renewal is provided by the Company or Mr. Duran at least 30 days prior to the renewal date. Mr. Duran will be entitled to a lump sum severance payment of three times his base salary if he is terminated “without cause” (including a non-renewal of the agreement by the Company) or he terminates his own employment for a “good reason event”, as those terms are defined in the agreement, in addition to any accrued bonus as of the termination date and the accelerated vesting of any unvested options and other equity awards. Mr. Duran’s employment agreement contains certain non-competition covenants and confidentiality provisions.

On October 28, 2021, options to purchase 1,800,000 shares, 1,800,000 shares, and 175,000 shares of common stock were granted to Bruce Rodgers, Richard Russell, and Ryan Duran, respectively. The options were granted under the 2021 Omnibus Plan, have an exercise price of $5.95 per share (the closing price of our common stock on October 27, 2021), and will not be exercisable unless our stockholders approve the 2021 Omnibus Plan within one year of the adoption of the Plan.  The options otherwise vest as to one-third of the option shares on the first anniversary of the date of grant and as to one-thirty sixth (1/36th) of the option shares on a monthly basis thereafter, provided that the executive is in continuous employment or service to the Company through the applicable vesting date.  Unvested options will vest on an accelerated basis upon a change of control of the Company (as defined in 2021 Omnibus Plan) or upon our common stock achieving a $12.00 closing price for ten consecutive trading days.  The options will expire 10 years from the date of grant and otherwise generally terminate early within 90 days after a termination of employment (or 12 months due to death or disability).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes for the Three and Nine Months ended September 30, 2021, and with the Annual Report on Form 10-K for the year ended December 31, 2020

Forward-Looking Statements

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

We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties, and assumptions about us that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Important factors which could materially affect our results and our future performance include, without limitation:

•	the early stage of our planned cryptocurrency mining business and our lack of operating history in such business,
•	the uncertainty surrounding the cryptocurrency mining business,
•	our ability to purchase defaulted consumer receivables at appropriate prices,
•	competition to acquire such receivables,
•	our dependence upon third party law firms to service our accounts,
•	our ability to manage growth or declines in the business,
•	changes in government regulations that affect our ability to collect sufficient amounts on our defaulted consumer receivables,
•	the impact of class action suits and other litigation on our business or operations,
•	our ability to keep our software systems updated to operate our business,
•	our ability to employ and retain qualified employees,
•	our ability to establish and maintain internal accounting controls,
•	changes in the credit or capital markets,
•	changes in interest rates,
•	deterioration in economic conditions,
•	the spread of the novel coronavirus (COVID-19), its impact on the economy generally and, more specifically, the specialty finance industries,
•	negative press regarding the debt collection industry which may have a negative impact on a debtor’s willingness to pay the debt we acquire, and
•	other factors set forth under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and Item 1A of this Quarterly Report on Form 10-Q.

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

Recent Developments

LMF Acquisition Opportunities, Inc.

The Company is the sponsor of LMF Acquisition Opportunities, Inc. (“LMAO”), a special purpose acquisition company that completed an initial public offering in January 2021.   LMFA Sponsor LLC (“Sponsor”) is a 70.5% owned subsidiary of the Company, that organized and initially capitalized LMAO by a $25,000 purchase of Class B shares par value $0.0001 per share, of LMAO. At the time of the initial public offering of LMAO, Sponsor purchased Private Placement Warrants that allow it to purchase 5,738,000 shares of Class A common stock at an exercise price of $11.50.  The Class B shares and Private Placement Warrants were issued to and are held by Sponsor.  The shares of Class B common stock of LMAO held by Sponsor will automatically convert into shares of LMAO’s Class A common stock on a one-for-one basis at the time of LMAO’s initial business combination and are subject to certain transfer restrictions.

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

Entry into Contracts Relating to Planned Cryptocurrency Mining Business

On September 15, 2021, we announced that we plan to operate in the Bitcoin mining ecosystem. Specifically, we plan to develop and grow a cryptocurrency mining business, specializing in Bitcoin. Our key mission is to become a leading Bitcoin mining company in the United States. As of the date of this Quarterly Report on Form 10-Q, we have not commenced Bitcoin mining operations. We aim to deploy the computing power that we will create to mine Bitcoin and validate transactions on the Bitcoin network. We believe that recent developments in Bitcoin mining have created an opportunity for us to deploy capital and conduct large-scale mining operations in the United States.  We have formed a new wholly owned subsidiary, US Digital Mining and Hosting Co, LLC, a Florida limited liability company (“US Digital”), to develop and operate our cryptocurrency mining business.

Public Offering

On October 18, 2021, the Company entered into an Underwriting Agreement with Maxim Group LLC on behalf of itself and as representative of the underwriters named therein (the “Underwriting Agreement”), pursuant to which the Company issued and sold, in an underwritten public offering (the “Public Offering”), 6,315,780 units, with each unit consisting of one share of common stock, $0.001 par value per share (“Common Stock”), and one warrant to purchase one share of Common Stock (the “Common Warrants”). The units were sold to the public at the price of $4.75 per unit.

On October 19, 2021, the Public Offering closed, resulting in gross proceeds to the Company of approximately $30,000,000, before deducting the underwriting discounts and commissions and estimated offering expenses.  The Company also granted to the underwriter a 45-day option to purchase up to an additional 947,367 shares of Common Stock (“Option Shares”) and/or warrants (“Option Warrants”) to purchase up to 947,367 shares of Common Stock (the “Over-Allotment Option”). The underwriter partially exercised the Over-Allotment Option, and the Company thereby issued and sold the additional 947,367 Option Warrants, in a simultaneous closing with the Public Offering on October 19, 2021. On October 20, 2021, the underwriter exercised the remainder of the Over-Allotment Option, and the Company thereby issued and sold the additional 947,367 Option Shares (the “October 20 Over-Allotment Closing”).

The Common Warrants issued in the offering are immediately exercisable and entitle the holder to purchase one share of Common Stock at an exercise price equal to $5.00 and expire on the fifth anniversary of the issuance date. The Common Warrants may be exercised on a cashless basis if there is no effective registration statement available for the resale of the shares of common stock underlying such warrants.

The Company agreed to an underwriting discount of 8% of the public offering price of the Units sold in this offering. In addition, the Company issued to Maxim Group LLC (or its designee) warrants to purchase an aggregate of 3% of the number of shares of Common Stock sold in the Public Offering, which warrants entitle the holder to purchase up to an aggregate of 217,894 shares of Common Stock after the October 20 Over-Allotment Closing (the “Representative’s Warrants”). The Representative’s Warrants have an exercise price equal to $5.94, which is 110% of the offering price in the Public Offering. The Representative’s Warrants may be exercised on a cashless basis and will be exercisable six months following the closing date until April 16, 2025.

Results of Operations – Three Months

The Three Months Ended September 30, 2021 compared with the Three Months Ended September 30, 2020

Revenues

During the Three Months ended September 30, 2021, total revenues decreased by $28 thousand, to $224 thousand from $252 thousand in the Three Months ended September 30, 2020.

Interest on delinquent association fees for the Three Months ended September 30, 2021 increased $24 thousand as the number of payoffs increased to 68 payoff occurrences as compared to 63 payoff occurrences for the Three Months ended September 30, 2020.   We believe these payoffs were impacted in part by the negative impact COVID-19 has had on the general economy. “Payoffs” consist of recovery of the entire legally collectible portion, or a settlement thereof, of our principal investment, accrued interest, and late fees owed to us from the proceeds of the Accounts collected by the Associations in accordance with our contracts with Associations. The slight increase in payoff occurrences was due to improved collection efforts as judicial operations and rent foreclosure moratoriums changed during the COVID 19 pandemic from the prior year. The average revenue per unit, excluding rental revenue and net commission revenue decreased to $2,748 for the Three Months ended September 30, 2021 compared with $3,021 for the Three Months ended September 30, 2020.

We saw a decrease in rental revenue in the Three Months ended September 30, 2021 of $25 thousand to $37 thousand from $62 thousand for the Three Months ended September 30, 2020.

Operating Expenses

During the Three Months ended September 30, 2021, operating expenses decreased approximately $588 thousand, to $2,419 thousand from $3,007 thousand for the Three Months ended September 30, 2020. The decrease in operating expenses can be attributed to various factors, including $648 thousand decrease in compensation, real estate management expense decrease of $24 thousand  and a $30 thousand decrease in collection costs offset in part by a $113 thousand increase in professional fees.

Professional fees, excluding fees from the BLG service agreement, for the Three Months ended September 30, 2021 were approximately $252 thousand compared with approximately $138 thousand for the Three Months ended September 30, 2020.  In the ordinary course of our business, we are involved in numerous legal proceedings and expenses associated with acquisitions and corporate initiatives. We regularly initiate collection lawsuits, using our network of third party law firms, against debtors. In addition, debtors occasionally initiate litigation against us.

Legal fees for BLG for the Three Months ended September 30, 2021 were $246 thousand compared to $247 thousand for the Three Months ended September 30, 2020. See Note 4. Due to Related Party for further discussion regarding the service agreements with BLG.

Other Income

The Company recognized a $173 thousand loss on the sale of 587,000 shares of Borqs common stock for the Three months ended September 30, 2021 that arose from the redemption and conversion of $4.2 million from its purchase of the Borqs $5 million convertible note mentioned previously into Borq shares,

The Company previously classified the $5 million convertible note as a trading security and as such is fair valued each quarter.  The Company recognized an unrealized loss of $2.6 million for the Three Months ended September 30, 2021 from the revaluation and partial conversion of the Borq convertible debt securities.

The Company recognized a $478 thousand unrealized loss on marketable securities for the Three months ended September 30, 2021.

The Company’s investment in LMAO changed due to the LMAO IPO on January 28, 2021. This resulted in LMAO’s deconsolidation from the Company and any changes in fair value will be recorded in the income statement during the period of the change. The Company recognized an unrealized loss on securities of $123 thousand for the Three Months ended September 30, 2021 from the revaluation of LMAO’s Class A common stock and Private Placement Warrants.

Interest (Income) Expense

During the Three Months ended September 30, 2021, the Company incurred net interest income of $74 thousand as compared to $2 thousand of interest expense for the Three Months ended September 30, 2020.

Income Tax Expense

During the Three Months ended September 30, 2021, the Company incurred net income tax expense of $13 thousand. The Company generated a $5.5 million net loss before income taxes and the Company increased its income tax valuation allowance by $1.5 million while also recognizing a $1.5 million income tax benefit. The Company did not recognize any income tax expense for the Three Months ended September 30, 2020 since it was in a loss position.

Net Income (Loss) from Continuing Operations

During the Three Months ended September 30, 2021, the net loss from continuing operations was $5.5 million as compared to a net loss of $2.8 million for the Three Months ended September 30, 2020.

Net Income Attributable to Non-Controlling Interest

The Company owns 70.5% of Sponsor.  As such, $34 thousand of the $123 thousand net unrealized loss recognized by the Sponsor’s ownership of LMAO is attributed to the Non-Controlling Interest.

Net Income (Loss)

During the Three Months ended September 30, 2021, the net loss was $5.5 million as compared to net loss of $2.8 million for the Three Months ended September 30, 2020.

Results of Operations – Nine Months

The Nine Months Ended September 30, 2021 compared with the Nine Months Ended September 30, 2020

Revenues

During the Nine Months ended September 30, 2021, total revenues decreased by $369 thousand, to $567 thousand, from $936 thousand in the Nine Months ended September 30, 2020.

Interest on delinquent association fees for the Nine Months ended September 30, 2021 decreased $226 thousand even as the number of payoffs increased to 246 payoff occurrences as compared to 227 payoff occurrences for the Nine Months ended September 30, 2020.   We believe these payoffs were impacted in part by the negative impact COVID-19 has had on the general economy. The decrease in payoff occurrences was due to a decrease in revenue per unit. The average revenue per unit, excluding rental revenue and net commission revenue decreased to $1,887 for the Nine Months ended September 30, 2021 compared with $3,492 for the Nine Months ended September 30, 2020.

We saw a decrease in rental revenue in the Nine Months ended September 30, 2021 of $40 thousand to $103 thousand from $144 thousand for the Nine Months ended September 30, 2020. This was due to a reduced number of rental units in 2021 as compared to 2020.

Operating Expenses

During the Nine Months ended September 30, 2021, operating expenses increased approximately $281 thousand, to $4,964 thousand from $4,683 thousand for the Nine Months ended September 30, 2020. The increase in operating expenses can be attributed to various factors, including $272 thousand increase in compensation, a $200 thousand decrease in the recoupment of a bad debt allowance from a related party as compared to the prior year offset in part due to a reduction in real estate management expenses of $75 thousand, and a $40 thousand reduction in the provision for credit losses.

Professional fees, excluding fees from the BLG service agreement, for the Nine Months ended September 30, 2021 were approximately $603 thousand compared with approximately $616 thousand for the Nine Months ended September 30, 2020.  In the ordinary course of our business, we are involved in numerous legal proceedings and expenses associated with acquisitions and corporate initiatives. We regularly initiate collection lawsuits, using our network of third party law firms, against debtors. In addition, debtors occasionally initiate litigation against us. The collection costs of these lawsuits increased by approximately $32 thousand to $3 thousand compared with a credit of approximately $28 thousand for the Nine Months ended September 30, 2020. The settlements costs with associations decreased by approximately $30 thousand to $10 thousand for the Nine Months ended September 30, 2021 as compared to approximately $30 thousand for the Nine Months ended September 30, 2020.

Legal fees for BLG for the Nine Months ended September 30, 2021 were $738 thousand compared to $756 thousand for the Nine Months ended September 30, 2020. See Note 4. Due to Related Party for further discussion regarding the service agreements with BLG.

Other Income

The Company recognized a $13.9 million gain on securities for the Nine Months ended September 30, 2021 including:

•	a $5.7 million gain on a transaction with Borqs in which the Company acquired debt of Borqs and converted the debt into Borqs common stock and subsequently sold such shares at a gain.
•

A $8.5 million gain as part of its purchase of the Borqs $5 million convertible note in which it received warrants that were subsequently exercised in a cashless exercise and received 5,956,544 common shares in Borqs. The Company subsequently sold those warrants and recognized $8.5 million in proceeds, all of which was recognized as gain in the Nine Months ended September 30, 2021.

•	The Company recognized a $173 thousand realized loss on the sale of 587,000 shares of Borqs common stock for the Nine months ended September 30, 2021.

The Company previously classified $5 million convertible note has been classified as a trading security and as such is fair valued each quarter.  The Company recognized an unrealized loss of $0.1 million for the Nine Months ended September 30, 2021 from the revaluation and partial conversion of the Borq convertible debt securities.

The Company recognized a $478 thousand unrealized loss on marketable securities for the Nine months ended September 30, 2021.

The Company’s investment in LMAO changed due to the LMAO IPO on January 28, 2021. This resulted in LMAO’s deconsolidation from the Company and any changes in fair value will be recorded in the income statement during the period of the change.  The Company recognized an unrealized gain on securities of $1.0 million for the Nine Months ended September 30, 2021 from the revaluation of LMAO’s Class A common stock and Private Placement Warrants.

The Company recognized a gain on the forgiveness of note payable of $157 thousand for the Nine months ended September 30, 2021.

Interest (Income) Expense

During the Nine Months ended September 30, 2021, the Company incurred net interest income of $164 thousand as compared to $10 thousand of interest expense for the Nine Months ended September 30, 2020.

Income Tax Expense

During the Nine Months ended September 30, 2021, the Company incurred net income tax expense of $29 thousand. Due to the Company generating $10.3 million before income taxes, the Company released $2.4 million of its income tax valuation allowance while also recognizing $2.4 million income tax expense. The Company did not recognize any income tax expense for the Nine Months ended September 30, 2020 since it was in a loss position.

Net Income (Loss) from Continuing Operations

During the Nine Months ended September 30, 2021, the net income from continuing operations was $10.3 million as compared to a net loss of $3.7 million for the Nine Months ended September 30, 2020.

Income from Discontinued Operations

During the Nine Months ended September 30, 2021, the income from discontinued operations was $0 as compared to net income of $16 thousand for the Nine Months ended September 30, 2020.

Net Income Attributable to Non-Controlling Interest

The Company owns 70.5% of Sponsor.  As such, $285 thousand of the $1.0 million net unrealized gain recognized by the Sponsor’s ownership of LMAO is attributed to the Non-Controlling Interest.

Net Income (Loss)

During the Nine Months ended September 30, 2021, the net income was $10.0 million as compared to net loss of $3.7 million for the Nine Months ended September 30, 2020.

Liquidity and Capital Resources

General

As of September 30, 2021, we had cash and cash equivalents of $17.5 million compared with $11.6 million at December 31, 2020. The Company also had $3.5 million of marketable securities as of September 30, 2021.

Cash from Operations

Net cash provided by operations was $5.3 million during the Nine Months ended September 30, 2021 compared with net cash used in operations of $2.8 million during the Nine Months ended September 30, 2020. This change in cash provided by operating activities was primarily driven by a $5.7 million realized gain on securities from the Borq Note transactions and a $8.5 million realized gain on securities from selling the Borq warrants offset in part by a $5 million investment in the Borq convertible note receivable and a $4.0 million investment in marketable securities.

Cash from Investing Activities

For the Nine Months ended September 30, 2021 net cash used in investing activities was $8.8 million as compared to net cash provided by investing activities of $1.3 million for the Nine Months ended September 30, 2020.  The change was due primarily the investment of $5.7 million in LMF Acquisition Opportunities Inc (a special purpose acquisition corporation), a $1.4 million investment in digital assets and a $1.6 million deposit for fixed assets. For the Nine Months ended September 30, 2020, the Company received $1.5 million from the collection of a note receivable.

Cash from Financing Activities

Net cash provided by financing activities was $9.4 million for the Nine Months ended September 30, 2021 compared to $12.6 million during the Nine Months ended September 30, 2020. At September 30, 2021, the Company received $9.5 million from the exercise of warrants and paid $134 thousand repayments of debt. During the Nine Months ended September 30, 2020 the Company received $9.5 million from a stock subscription agreement and equity raise and $3.1 million from the exercise of warrants.

Shareholders’ Equity

During the Nine Months ended September 30, 2021, holders of our warrants exercised such warrants for approximately 2.3 million shares of common stock for an aggregate of $9.5 million.

Debt of the Company consisted of the following at September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020 (Audited)
The note payable as of December 31, 2020 required an upfront payment of $20,746 and monthly payments of $19,251 over a ten month period. The notes matured on May 1, 2021. Annualized interest was 5.95%.	$-	$96,257

Unsecured financing agreement with commercial premium financing company. Down payment of $36,255 was required upfront and equal installment payments of $19,115 to be made over an 11 month period. The note will mature on June 1, 2022 with annualized interest of 3.95%.	$172,032	$-

Promissory note issued by a financial institution, bearing interest at 1.0%, interest and no principal payments. The note matured April 30, 2022. Annualized interest was 1.0%. This is a U.S. Small Business Administration’s Paycheck Protection Program (the “PPP Loan”)	-	185,785

	$172,032	$282,042

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to make disclosures under this item.

Item 4.	Controls and Procedures

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2021. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of September 30, 2021 due to the following material weakness in internal control over financial reporting that existed as of December 31, 2020 and that continued to exist through September 30, 2021.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Legal Proceedings are set forth under Note 7 "Commitments and Contingencies" included in Part I, Item 1 of this Quarterly Report on Form 10-Q and are incorporated herein by reference.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, except for the addition of the risk factors set forth below:

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

Our cryptocurrency mining business is in an early stage of development. If we are not able to develop our business as anticipated, we may not be able to generate revenues or achieve profitability and you may lose your investment.

We have no operating history in the cryptocurrency mining business and have not earned any revenues to date in such business. Although we believe that our planned cryptocurrency mining business significant profit potential, we may not attain profitable operations and our management may not succeed in realizing our business objectives. If we are not able to develop our business as anticipated, we may not be able to generate revenues or achieve profitability and you may lose your investment.

Our lack of operating history in the cryptocurrency mining business makes evaluating our business and future prospects difficult and increases the risk of an investment in our securities.

We have no operating history in the cryptocurrency mining business upon which an investor may evaluate our business, prospects, financial condition and operating results. It is difficult to predict our future revenues and appropriately budget for our expenses, and we have limited insight into trends that may emerge and affect our planned cryptocurrency mining business. Furthermore, we plan to focus our business on cryptocurrency, and specifically Bitcoin, mining, a new and developing field, which could further exacerbate the risks.  In the event that actual results differ from our plans and expectations, our business, prospects, financial condition and operating results could be adversely affected.

We will likely need to raise additional capital to fund our planned cryptocurrency mining business and purchase related equipment, and such capital may not be available on terms acceptable to us, or at all.

We have entered into agreements under which we have agreed to purchase a substantial number of cryptocurrency mining machines, and we will have escalating operating expenses associating with developing our planned cryptocurrency mining business.  Accordingly, we will likely require additional capital to fund our planned equipment purchases and to respond to technological advancements, competitive dynamics or technologies, customer demands, business opportunities, challenges, or unforeseen circumstances. Accordingly, we will likely need to engage in equity or debt financings or enter into credit facilities for the above-mentioned or other reasons.  We may not be able to timely secure additional debt or equity financing on favorable terms, or at all. If we raise additional funds through equity financing, our existing stockholders could experience significant dilution.

Furthermore, any debt financing obtained by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.

Our operating results may fluctuate due to the highly volatile nature of cryptocurrencies in general and, specifically, Bitcoin.

The revenue from our cryptocurrency mining business will be dependent on cryptocurrencies and, specifically, Bitcoin and the broader blockchain and Bitcoin mining ecosystem. Due to the highly volatile nature of the cryptocurrency markets and the prices of cryptocurrency assets, our operating results may fluctuate significantly from quarter to quarter in accordance with market sentiments and movements in the broader cryptocurrency ecosystem. Our operating results may fluctuate as a result of a variety of factors, many of which are unpredictable and in certain instances are outside of our control, including:

•	macroeconomic conditions;
•	changes in the legislative or regulatory environment, or actions by governments or regulators, including fines, orders, or consent decrees;
•	adverse legal proceedings or regulatory enforcement actions, judgments, settlements, or other legal proceeding and enforcement-related costs;
•	increases in operating expenses that we expect to incur to grow and expand our operations and to remain competitive;
•	system errors, failures, outages and computer viruses, which could disrupt our ability to continue mining;
•	power outages and certain other events beyond our control, including natural disasters and telecommunication features;
•	breaches of security or privacy;
•	our ability to attract and retain talent; and
•	our ability to compete with our existing and new competitors.

As a result of these factors, it may be difficult for us to forecast growth trends accurately and our business and future prospects are difficult to evaluate, particularly in the short term.

If we are unable to successfully maintain our power and hosting arrangements or secure the sites for our data centers, on acceptable terms or at all, or if we must otherwise relocate to replacement sites, our operations may be disrupted, and our business results may suffer.

As part of the planned build out of our cryptocurrency mining operations, we plan to set up or lease cryptocurrency mining facilities (or sites). Actually securing these sites on terms acceptable to our management team may not occur within our timing expectations or at all.  Although we have entered into agreements with Uptime Armory and Uptime Hosting to provide cargo containers and hosting services, our inability to secure sites for our data centers could adversely impact the anticipated timing of our initial buildout phase and therefore the time by which we are able to commence our operations.

Bitcoin mining activities are energy-intensive, which may restrict the geographic locations of miners and have a negative environmental impact. Government regulators may potentially restrict the ability of electricity suppliers to provide electricity to mining operations, such as ours, or even fully or partially ban mining operations.

Mining Bitcoin requires massive amounts of electrical power, and electricity costs are expected to account for a significant portion of our overall costs. The availability and cost of electricity will restrict the geographic locations of our mining activities. Any shortage of electricity supply or increase in electricity costs in any location where we plan to operate may negatively impact the viability and the expected economic return for Bitcoin mining activities in that location.

Further, our business model can only be successful and our mining operations can only be profitable if the costs, including electrical power costs, associated with Bitcoin mining are lower than the price of Bitcoin itself. As a result, any mining operation we establish can only be successful if we can obtain sufficient electrical power for that site on a cost-effective basis, and our establishment of new mining data centers requires us to find sites where that is the case. Even if our electrical power costs do not increase, significant fluctuations in, and any prolonged periods of, low Bitcoin prices may also cause our electrical supply to no longer be cost-effective.

Furthermore, there may be significant competition for suitable cryptocurrency mining sites, and government regulators, including local permitting officials, may potentially restrict our ability to set up cryptocurrency mining operations in certain locations. They can also restrict the ability of electricity suppliers to provide electricity to mining operations in times of electricity shortage, or may otherwise potentially restrict or prohibit the provision of electricity to mining operations.  In addition, if cryptocurrency mining becomes more widespread, government scrutiny related to restrictions on cryptocurrency mining facilities and their energy consumption may significantly increase. The considerable consumption of electricity by mining operators may also have a negative environmental impact, including contribution to climate change, which could set the public opinion against allowing the use of electricity for Bitcoin mining activities or create a negative consumer sentiment and perception of Bitcoin, specifically, or cryptocurrencies, generally. This, in turn, could lead to governmental measures restricting or prohibiting cryptocurrency mining or the use of electricity for Bitcoin mining activities. Any such development in the jurisdictions where we plan to operate could increase our compliance burdens and have a material adverse effect on our business, prospects, financial condition, and operating results. Government regulators in other countries may also ban or substantially limit their local cryptocurrency mining activities, which could have a material effect on our supply chains for mining equipment or services and the price of Bitcoin. It could also increase our domestic competition as some of those cryptocurrency miners or new entrants in this market may consider moving their cryptocurrency mining operations or establishing new operations in the United States.

Additionally, our mining operations could be materially adversely affected by power outages and similar disruptions. Given the power requirements for our mining equipment, it would not be feasible to run this equipment on back-up power generators in the event of a government restriction on electricity or a power outage. If we are unable to receive adequate power supply and are forced to reduce our operations due to the availability or cost of electrical power, it would have a material adverse effect on our business, prospects, financial condition, and operating results.

We may be affected by price fluctuations in the wholesale and retail power markets.

A substantial portion of our power and hosting arrangements will likely contain certain price adjustment mechanisms in case of certain events. Furthermore, a portion of our power and hosting arrangements will likely include merchant power prices, or power prices reflecting market movements.

Market prices for power, generation capacity and ancillary services, are unpredictable. Depending upon the effectiveness of any price risk management activity undertaken by us, an increase in market prices for power, generation capacity, and ancillary services may adversely affect our business, prospects, financial condition, and operating results. Long- and short-term power prices may fluctuate substantially due to a variety of factors outside of our control, including, but not limited to:

•	increases and decreases in generation capacity;
•	changes in power transmission or fuel transportation capacity constraints or inefficiencies;
•	volatile weather conditions, particularly unusually hot or mild summers or unusually cold or warm winters;
•

technological shifts resulting in changes in the demand for power or in patterns of power usage, including the potential development of demand-side management tools, expansion and technological advancements in power storage capability and the development of new fuels or new technologies for the production or storage of power;

•	federal and state power, market and environmental regulation and legislation; and
•	changes in capacity prices and capacity markets.

If we are unable to secure power supply at prices or on terms acceptable to us, it would have a material adverse effect on our business, prospects, financial condition, and operating results.

We will be vulnerable to severe weather conditions and natural disasters, including severe heat, earthquakes, fires, floods, hurricanes, as well as power outages and other industrial incidents, which could severely disrupt the normal operation of our business and adversely affect our results of operations.

Our business will be subject to the risks of severe weather conditions and natural disasters, including severe heat, earthquakes, fires, floods, hurricanes, as well as power outages and other industrial incidents, any of which could result in system failures, power supply disruptions and other interruptions that could harm our business.

The majority of our power and hosting arrangements have merchant power prices, or power prices reflecting the market movements. In an event of a major power outage, the merchant power prices could be too high to make Bitcoin mining profitable. To extent the power prices increase significantly as result of severe weather conditions, natural disasters or any other causes, resulting in contract prices for power being significantly lower than current market prices, the counterparties under our power and hosting arrangements may refuse to supply power to us during that period of fluctuating prices.

From time to time, we may consider protecting against power price movements by adopting a more risk averse power procurement strategy and hedging our power purchase prices, which would translate into additional hedging costs for us.

Furthermore, state or regional government officials to introduce new legislation and requirements on power providers that may result in, among other things, restrictions on cryptocurrency mining operations in general.

We will be exposed to risks related to disruptions or other failures in the supply chain for cryptocurrency hardware and difficulties in obtaining new hardware.

Manufacture, assembly and delivery of certain components and products for mining operations could be complex and long processes, in the course of which various problems could arise, including disruptions or delays in the supply chain, product quality control issues, as well other external factors, over which we have no control.

Our mining operations can only be successful and ultimately profitable if the costs associated with Bitcoin mining, including hardware costs, are lower than the price of Bitcoin itself. In the course of the normal operation of our cryptocurrency mining facilities, our miners and other critical equipment and materials related to datacenter construction and maintenance, such as containers, switch gears, transformers and cables, will experience ordinary wear and tear and may also face more significant malfunctions caused by a number of extraneous factors beyond our control. Declines in the condition of our miners and other hardware will require us, over time, to repair or replace those miners. Additionally, as the technology evolves, we may be required to acquire newer models of miners to remain competitive in the market. Any upgrading process may require substantial capital investment, and we may face challenges in doing so on a timely and cost-effective basis.

Our mining business will be subject to limitations inherent within the supply chain of certain of our components, including competitive, governmental, and legal limitations, and other events. For example, we expect that we will significantly rely on foreign imports to obtain certain equipment and materials. Any global trade disruption, introductions of tariffs, trade barriers and bilateral trade frictions, together with any potential downturns in the global economy resulting therefrom, could adversely affect our necessary supply chains. Our third-party manufacturers, suppliers and subcontractors may also experience disruptions by worker absenteeism, quarantines, restrictions on employees’ ability to work, office and factory closures, disruptions to ports and other shipping infrastructure, border closures, or other travel or health-related restrictions, such as those that were triggered by the COVID-19 pandemic, for example. Depending on the magnitude of such effects on our supply chain, shipments of parts for our miners, or any new miners that we order, may be delayed.

Furthermore, the global supply chain for cryptocurrency miners is presently heavily dependent on China, which has been severely affected by the China as a main supplier of cryptocurrency miners has been called into question in the wake of the COVID-19 pandemic. China has also in the past limited the shipment of products in and out of its borders, which could negatively impact our ability to receive mining equipment from our China-based suppliers. Should similar outbreaks or other disruptions to the China-based global supply chain for cryptocurrency hardware occur, such as, for example, as result of worsening of the U.S. trade relations with China, including imposition of new tariffs, trade barriers and bilateral trade frictions, we may not be able to obtain adequate equipment from the manufacturer on a timely basis. Such events could have a material adverse effect on our business, prospects, financial condition, and operating results.

The properties in our mining network may experience damages, including damages that are not covered by insurance.

Any cryptocurrency mining sites we establish will be subject to a variety of risks relating to physical condition and operation, including:

•	the presence of construction or repair defects or other structural or building damage;
•	any noncompliance with, or liabilities under, applicable environmental, health or safety regulations or requirements or building permit requirements;
•	any damage resulting from extreme weather conditions or natural disasters, such as hurricanes, earthquakes, fires, floods and snow or windstorms; and
•	claims by employees and others for injuries sustained at our properties.

For example, our cryptocurrency mining facilities could be rendered inoperable, temporarily or permanently, as a result of, among others, a fire or other natural disasters. The security and other measures we anticipate to take to protect against these risks may not be sufficient.

Additionally, our mining operations could be materially adversely affected by a power outage or loss of access to the electrical grid or loss by the grid of cost-effective sources of electrical power generating capacity.

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
10.1

Non-Fixed Price Sales and Purchase Agreement, dated September 8, 2021, between LM Funding America, Inc. and Bitmain Technologies Limited (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on September 15, 2021)

10.2

Non-Fixed Price Sales and Purchase Agreement, dated October 6, 2021, between LM Funding America, Inc. and Bitmain Technologies Limited (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on October 6, 2021)

10.3

Sale and Purchase Agreement, dated October 6, 2021, between US Digital Mining and Hosting Co. LLC and Uptime Armory LLC (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on October 6, 2021)

10.4	Hosting Agreement, dated October 6, 2021, between US Digital Mining and Hosting Co. LLC and Uptime Hosting LLC (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on October 6, 2021)
10.5	LM Funding America, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on November 1, 2021)
10.6	LM Funding America, Inc. Non-Employee Director Compensation Program (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on November 1, 2021)
10.7	Form of Stock Option Award Agreement (2021 Omnibus Incentive Plan) (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on November 1, 2021)
10.8	Form of Stock Option Award Agreement for executive officer option grants made on October 28, 2021 (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on November 1, 2021)
10.9	Form of Stock Option Award Agreement for non-employee directors (incorporated by reference to Exhibit 10.5 to the Form 8-K filed on November 1, 2021)
10.10	Amended and Restated Employment Agreement, dated October 27, 2021, with Bruce Rodgers (incorporated by reference to Exhibit 10.6 to the Form 8-K filed on November 1, 2021)
10.11	Amended and Restated Employment Agreement, dated October 27, 2021, with Richard Russell (incorporated by reference to Exhibit 10.7 to the Form 8-K filed on November 1, 2021)
10.12	Amended and Restated Employment Agreement, dated October 27, 2021, with Ryan Duran (incorporated by reference to Exhibit 10.8 to the Form 8-K filed on November 1, 2021)
10.13	Form of Voting Agreement (incorporated by reference to Exhibit 10.1 to the Form 8-K filed October 20, 2021)
31.1*	Rule 13a – 14(a) Certification of the Principal Executive Officer

31.2*	Rule 13a – 14(a) Certification of the Principal Financial Officer

32.1*	Written Statement of the Principal Executive Officer and Principal Financial Officer, Pursuant to 18 U.S.C. § 1350

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*   Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

LM FUNDING AMERICA, INC.

Date: November 15, 2021	By:	/s/ Bruce M. Rodgers
Bruce M. Rodgers
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: November 15, 2021	By:	/s/ Richard Russell
Richard Russell
Chief Financial Officer
(Principal Accounting Officer)