Form 10-K
period 2021-12-31
LM FUNDING AMERICA, INC.
filed 2022-03-31
CIK 1640384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of voting and nonvoting common equity held by non-affiliates of the Registrant, as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $23,228,000 based on the closing sales price as reported on the NASDAQ Capital Market as of such date.

The number of shares of the Registrant’s common stock outstanding as of March 25, 2022 was 13,091,883.

Documents Incorporated By Reference

Information required by Part III is incorporated by reference from registrant’s Proxy Statement for its 2022 annual meeting of stockholders or an amendment to this Annual Report on Form 10-K, which will be filed with the Securities and Exchange Commission within 120 days after the end of its fiscal year ended December 31, 2021.

PART I

Item 1. Business.

LM Funding America, Inc. (“we”, “our”, “LMFA”, or the “Company”) is a specialty finance company that is engaged primarily in the business of providing funding to nonprofit community associations, with a focus on associations in the State of Florida.  We offer incorporated nonprofit community associations, which we refer to as “Associations,” a variety of financial products customized to each Association’s financial needs. Our original product offering consists of providing funding to Associations by purchasing their rights under delinquent accounts that are selected by the Associations arising from unpaid Association assessments. Historically, we provided funding against such delinquent accounts, which we refer to as “Accounts,” in exchange for a portion of the proceeds collected by the Associations from the account debtors on the Accounts. In addition to our original product offering, we have started purchasing Accounts on varying terms tailored to suit each Association’s financial needs, including under our New Neighbor Guaranty™ program, and are exploring other specialty finance business opportunities that are complementary to or that can leverage our historical business.

We also have implemented plans to operate in the Bitcoin mining ecosystem. Specifically, we plan to develop and grow a cryptocurrency mining business, specializing in Bitcoin. Our key mission is to become a leading Bitcoin mining company in the United States. As of the date of this filing, we have not commenced mining operations. We aim to deploy the computing power that we will create to mine Bitcoin and validate transactions on the Bitcoin network. We believe that recent developments in Bitcoin mining have created an opportunity for us to deploy capital and conduct large-scale mining operations in the United States.  We have formed a new wholly owned subsidiary, US Digital Mining and Hosting Co, LLC, a Florida limited liability company (US Digital), to develop and operate our cryptocurrency mining business.

Specialty Finance Company Operations

In our specialty finance operations, we purchase an Association’s right to receive a portion of the Association’s collected proceeds from owners that are not paying their assessments. After taking assignment of an Association’s right to receive a portion of the Association’s proceeds from the collection of delinquent assessments, we engage law firms to perform collection work on a deferred billing basis wherein the law firms receive payment upon collection from the account debtors or a predetermined contracted amount if payment from account debtors is less than legal fees and costs owed. Under this business model, we typically fund an amount equal to or less than the statutory minimum an Association could recover on a delinquent account for each Account, which we refer to as the “Super Lien Amount.” Upon collection of an Account, the law firm working on the Account, on behalf of the Association, generally distributes to us the funded amount, interest, and administrative late fees, with the law firm retaining legal fees and costs collected, and the Association retaining the balance of the collection. In connection with this line of business, we have developed proprietary software for servicing Accounts, which we believe enables law firms to service Accounts efficiently and profitably.

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

New Neighbor Guaranty

We also have a product that we refer to as the New Neighbor Guaranty™, wherein an Association assigns substantially all of its outstanding indebtedness and accruals on its delinquent units to us in exchange for payments in an amount equal to the regular ongoing monthly or quarterly assessments for delinquent units when those amounts would be due to the Association. We assume both the payment and collection obligations for these assigned Accounts under this product. This simultaneously eliminates an Association’s balance sheet bad debts and assists the Association to meet its budget by receiving guaranteed assessment payments on its delinquent units and relieving the Association from paying legal fees and costs to collect its bad debts. We believe that the combined features of the product enhance the value of the underlying real estate in an Association and the value of an Association’s delinquent receivables.

Before we implement the New Neighbor Guaranty™ program for an Association, an Association typically asks us to conduct a review of its accounts receivable. After we have conducted the review, we inform the Association which Accounts we are willing to purchase and the terms of such purchase. Once we implement the New Neighbor Guaranty™ program, we begin making scheduled payments to the Association on the Accounts as if the Association had non-delinquent residents occupying the units underlying the Accounts. Our New Neighbor Guaranty™ contracts typically allow us to retain all collection proceeds on each Account other than special assessments and accelerated assessment balances. Thus, the Association foregoes the potential benefit of a larger future collection in exchange for the certainty of a steady stream of immediate payments on the Account.

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

On May 6, 2021, pursuant to the foregoing shareholder vote, the Company effected a common share consolidation (“Reverse Stock Split”) by means of a one-for-five (1:5) reverse split of its outstanding common stock, par value $0.001 per share which resulted in a decrease in outstanding common stock to 5,414,296 shares.  The Reverse Stock Split was effected by the filing of an amendment to our Certificate of Incorporation on May 5, 2021 which provided that the Reverse Stock Split become effective at 12:01 a.m. Eastern time on May 7, 2021.  The amendment provided that any fraction of a share of common stock that would be created as a result of the Reverse Stock Split is to be cashed out at price equal to the product of the closing price of the Company’s common stock on May 6, 2021 and the amount of the fractional share. The Reverse Stock Split became effective on May 7, 2021 and the Company’s common stock began trading on The Nasdaq Capital Market on a split-adjusted basis on May 7, 2021. The Company has retroactively adjusted all share amounts and per share data herein to give effect to the Reverse Stock Split.

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

The Sponsor was organized by, and its initial capital contribution was contributed by, the Company and the Company’s executive officers.  The Company’s executive officers and LMF Acquisition’s directors collectively own an approximately 30% nonvoting equity interest in Sponsor, and LMF Acquisition is managed by the Company’s management team.  In connection with the initial public offering of LMF Acquisition, the Company loaned $5.7 million to Sponsor in an intercompany loan, which Sponsor used to purchase an aggregate of approximately 5,738,000 warrants of LMF Acquisition.  Prior to a business combination by LMF Acquisition, Sponsor holds 100% of the shares of Class B common stock outstanding of LMF Acquisition. The Class B shares equal approximately 20% of the outstanding common stock of LMF Acquisition. Upon the successful completion of a business combination by LMF Acquisition, the proforma ownership of the new company will vary depending on the business combination terms.  If LMF Acquisition does not successfully complete a business combination within 18 months from its initial public offering or July 29, 2022 (subject to a potential extension from the 18 month period to up to 21 months) or if the business combination is not successful, the Company can lose its entire investment in Sponsor.

As a result of LMF Acquisition’s IPO, we ceased having a controlling financial interest in LMF Acquisition as of January 28, 2021. Additionally, as our retained investment in LMF Acquisition qualifies for equity-method accounting, we are required to remeasure our retained interest in LMF Acquisition at fair value and include any resulting adjustments as part of a gain or loss recognized on deconsolidation. The fair value calculation related to our retained interest in LMF Acquisition is dependent upon company-specific adjustments applied to the observable trading price of LMF Acquisition’s Class A common stock and publicly traded warrants. Changes in fair value will be recorded in the income statement during the period of the change.

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

In a separate transaction that was funded after December 31, 2020 and as previously disclosed on December 16, 2020, the Company and Esousa Holdings, LLC, a private investor (the “Investor”) entered into a Loan Agreement (the “Loan Agreement”) pursuant to which the Investor agreed to provide consulting services and make one or more non-recourse loans to the Company in a principal amount of up to the purchase price of the Borqs loan receivables purchased by the Company.  The Loan Agreement does not provide a fixed rate of interest, and the Company and Investor agreed to split the net proceeds from the Company’s sale of the Settlement Shares, with the Company receiving one-third of the net proceeds after a return of Investor’s principal and the Investor receiving return of principal plus two-thirds of the net proceeds thereafter.

In an additional transaction on February 24, 2021, the Company entered into a specialty finance transaction with Borqs, under which the Company agreed to purchase Senior Secured Convertible Promissory Notes of Borqs (the “Borqs Notes”) up to an aggregate principal amount of $5 million.  The Borqs Notes are due in two years, have an annual interest rate of 8%, are convertible into ordinary shares of Borqs at a 10% discount from the market price, and have 90% warrant coverage (with the warrants exercisable at 110% of the conversion price.  One-third of the Borqs Notes ($1,666,667) were funded by the Company at the execution of definitive agreements for the transaction, and two-thirds of the Borqs Notes ($3,333,333) to be purchased by the Company were required to be purchased and funded upon the satisfaction of certain conditions, including effectiveness of a registration statement to be filed by Borqs by April 15, 2021.  The registration was deemed effective on May 3, 2021 and the Company completed this funding on May 6, 2021.

Entry into Contracts Relating to Planned Cryptocurrency Mining Business

In connection with our planned cryptocurrency mining business, on September 8, 2021, we entered into a sale and purchase agreement (the “Bitmain Purchase Agreement”) with Bitmain Technologies Limited (“Seller”) pursuant to which we agreed to purchase, and Seller agreed to supply to us, an aggregate of 1,002 Bitcoin S19J Pro Antminer cryptocurrency mining machines for an aggregate purchase price of $6.3 million (the “Mining Machines”).   On October 6, 2021, we entered into a second Bitmain Purchase Agreement pursuant to which we agreed to purchase, and Seller agreed to supply to us, an aggregate of 4,044 Bitcoin additional S19J Pro Antminer cryptocurrency Mining Machines for an aggregate purchase price of $25.3 million.   The Bitmain Purchase Agreements provide for delivery of the Mining Machines in batches over an estimated delivery timeframe starting in April 2022 and continuing through September 2022.  The Bitmain Purchase Agreements require us to pay $7.9 million or 25% of the total purchase price as a non-refundable deposit for the Mining Machines within 7 days of the date of the signing of the respective Bitmain Purchase Agreements, and additional 35% of the batch price at least 6 months prior to shipment of such batch, and the remaining 40% of each batch price one month prior to the shipment of the batch.

On October 6, 2021, US Digital entered into a sale and purchase agreement (the “Uptime Purchase Agreement”) with Uptime Armory LLC (“Uptime”) pursuant to which US Digital agreed to purchase, and Uptime agreed to supply to US Digital, an aggregate of 18 modified 40-foot cargo containers (“POD5ive containers”) that will be designed to hold and operate 280 S19 Pro Antminers manufactured by Seller. The purchase price of the POD5ive containers totals $3.15 million of which $2.4 million or 75% is due as a non-refundable down payment within 7 business days of the effective date and the remaining 25% is due within five business days after Uptime delivers a “notice of completion” of the equipment. The Uptime Purchase Agreement contains other customary terms, provisions, and conditions.  On the same effective date, US Digital also entered into a hosting agreement with Uptime Hosting LLC to host the Company’s 18 POD5ive containers at a secure location and provide power, maintenance and other services specified in the contract for 6 cents per kilowatt with a term of one year. This hosting agreement requires a deposit of $0.8 million within 7 business days of the effective date, an additional deposit for each container three months prior to delivery at the hosting site of $44 thousand and a final deposit for each container one month prior to arrival at the hosting site of $44 thousand.

In November 2021, also in connection with our planned cryptocurrency mining business, we entered into strategic alliance agreements (the “Strategic Alliance Agreements”) with OTC Miners Corp. (“OTC Miners”) and Spartan Crest Capital Corp. (“Spartan”).  The Strategic Alliance Agreements generally provide that OTC Miners and Spartan will work together with us and collaborate with us regarding our cryptocurrency mining business strategy and planned business operations.  The agreements contemplate that each of OTC Miners and Spartan will provide ongoing consulting and advisory services to us on a non-exclusive basis over a one-year period with respect to the bitcoin mining business and industry and that the parties will meet periodically to collaborate and share information regarding the industry, the equipment used in the industry, key industry relationships, and financing options.  In consideration of the strategic alliances and related services and benefits, we issued 100,000 shares of restricted common stock to each of OTC Miners and Spartan and paid OTC Miners $1,250,000 to cover anticipate expenses of OTC Miners in connection with its activities under the strategic alliance.  We also agreed to pay OTC Miners a fee of 3% of the aggregate consideration of any strategic transaction completed by our company that we and OTC Miners jointly agree to pursue.  The Strategic Alliance Agreements have a term of one year each.

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

Human Capital

As of March 31, 2022, we had 8 employees, all of which are full-time.  We use outside consultants, attorneys, and accountants, as necessary. We endeavor to maintain a workplace that is free from discrimination or harassment on the basis of color, race, sex, national origin, ethnicity, religion, age, disability, sexual orientation, gender identification or expression or any other status protected by applicable law. The basis for recruitment, hiring, development, training, compensation and advancement is a person’s qualifications, performance, skills and experience. We believe that our employees are fairly compensated, without regard to gender, race and ethnicity, and routinely recognized for outstanding performance.

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

The Company organized two new subsidiaries in 2020: LMFA Financing LLC, a Florida limited liability company on November 21, 2020 and LMFAO Sponsor LLC on October 29, 2020. LMFAO Sponsor LLC, a Florida limited liability company organized a subsidiary LMF Acquisition Opportunities Inc., on October 29, 2020. LM Funding America Inc. organized a subsidiary, US Digital Mining and Hosting Co., LLC., on September 10, 2021.

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

Risks Relating to our Business -- General Risks

•	Our quarterly operating results may fluctuate and cause our stock price to decline.
•	Any future acquisitions that we make may prove unsuccessful or strain or divert our resources.
•	Our business, results of operations, and financial condition may be impacted by the recent coronavirus (COVID-19) outbreak.
•	Our investments in other businesses and entry into new business ventures may adversely affect our operations.
•	Our organizational documents and Delaware law may make it harder for us to be acquired without the consent and cooperation of our Board of Directors and management.
•

We may inadvertently become subject to the requirements of the Investment Company Act, which would limit our business operations and require us to spend significant resources to comply with the Investment Company Act.

•

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability due to the ongoing military conflict between Russia and Ukraine. Our business, financial condition and results of operations could be materially adversely affected by any negative impact on the global economy and capital markets resulting from the conflict in Ukraine or any other geopolitical tensions.

•

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability due to the ongoing military conflict between Russia and Ukraine. Our business, financial condition and results of operations could be materially adversely affected by any negative impact on the global economy and capital markets resulting from the conflict in Ukraine or any other geopolitical tensions.

•

A reversal of the U.S. economic recovery and a return to volatile or recessionary conditions in the United States or abroad could adversely affect our business or our access to capital markets in a material manner.

•	We may be adversely affected by the effects of inflation.

Risks Relating to Our Planned Cryptocurrency Mining Business

•	Our cryptocurrency mining business is in an early stage of development and may not be able to generate revenues or achieve profitability.
•	Our lack of operating history in the cryptocurrency mining business makes evaluating our business difficult.
•	We will likely need to raise additional capital to fund our planned cryptocurrency mining business.
•	Operating results may fluctuate due to the highly volatile nature of cryptocurrency markets.
•	If we are unable to maintain power and hosting arrangements or secure sites for data centers, our business results may suffer.
•

Bitcoin mining activities are energy-intensive, which may restrict the geographic locations of miners and have a negative environmental impact. Government regulators may potentially restrict the ability of electricity suppliers to provide electricity to mining operations, such as ours, or even fully or partially ban mining operations.

•	We may be affected by price fluctuations in the wholesale and retail power markets.
•

We will be vulnerable to severe weather conditions and natural disasters, including severe heat, earthquakes, fires, floods, hurricanes, as well as power outages and other industrial incidents, which could severely disrupt the normal operation of our business and adversely affect our results of operations.

•	We are exposed to risks related to disruptions or other failures in the supply chain for cryptocurrency hardware and difficulties in obtaining new hardware.
•	The properties in our mining network may experience damages, including damages that are not covered by insurance.

Risks Related to the Specialty Finance Business

•	We may not be able to purchase Accounts at favorable prices, or on sufficiently favorable terms, or at all.
•	We may not be able to recover sufficient amounts on our Accounts to recover charges to the Accounts for interest and late fees necessary to fund our operations.
•	We are subject to intense competition seeking to provide a collection solution to Associations for delinquent Accounts.

•	We are dependent upon third-party law firms to service our Accounts.
•	If we are unable to access external sources of financing, we may not be able to fund and grow our operations.
•	We may incur substantial indebtedness from time to time in connection with the purchase of Accounts and could be subject to risks associated with incurring such indebtedness.
•

We may encounter difficulties managing changes in our business including cyclical growth and declines, which could disrupt our operations, and there is no assurance that any such growth (if experienced) can be sustained.

•	Government regulations may limit our ability to recover and enforce the collection of our Accounts.
•	We may become regulated under the Consumer Financial Protection Bureau, or CFPB, and have not developed compliance standards for such oversight.
•	Current and new laws may adversely affect our ability to collect our Accounts, which could adversely affect our revenues and earnings.
•	Class action suits and other litigation could divert our management’s attention from operating our business, increase our expenses, and otherwise harm our business.
•

If our technology and software systems are not operational or are subject to cybersecurity incidents, our operations could be disrupted and our ability to successfully acquire and collect Accounts could be adversely affected.

•	Insolvency of BLG Association Law, PLLC (“BLGAL”) which is our primary law firm could have a material adverse effect on our financial condition, results of operations and cash flows.
•	Associations do not make any guarantee with respect to the validity, enforceability or collectability of the Accounts acquired by us.
•	All of our Accounts are located in Florida, and any adverse conditions affecting Florida could have a material adverse effect on our financial condition and results of operations.
•	Foreclosure on an Association’s lien may not result in our company recouping the amount that we invested in the related Account.
•

If Account debtors or their agents make payments on the Accounts to or negotiate reductions in the Accounts with an Association, it could adversely affect our financial condition, results of operations and cash flows.

•	Account debtors are subject to a variety of factors that may adversely affect their payment ability.
•	Defaults on the Accounts could harm our financial condition, results of operations and cash flows.
•	We depend on the skill and diligence of third parties to collect the Accounts.
•	The payoff amounts received by us from Accounts may be adversely affected due to a variety of factors beyond our control.
•	The liens securing the Accounts we own may not be superior to all liens on the related units and homes.
•	We may not choose to pursue a foreclosure action against condominium and home owners who are delinquent in paying off the Accounts relating to their units or homes.
•	The holding period for our Accounts from purchase to payoff is indeterminate.
•	Our business model and related accounting treatment may result in acceleration of expense recognition before the corresponding revenues can be recognized.

Risk Related to Our Investment in LMF Acquisition Opportunities, Inc.

•

We have made a significant investment in a special purpose acquisition company (“SPAC”), and will suffer the loss of all of our investment if the SPAC does not complete an acquisition within 18 months or July 29, 2022 (subject to an extension of up to 21 months).

Risks Relating to Our Securities

•	Our common shares and warrants could be delisted from the Nasdaq Capital Market.
•	Future sales of our common stock by our affiliates or other stockholders may depress our stock price.
•

The market price and trading volume of our shares of common stock may be volatile and you may not be able to resell your shares of common stock (as the case may be) at or above the price you paid for them.

Risks Relating to our Business --  General Risks

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

A threatened direct and derivative claim by one of our stockholders against the Company and our officers and directors could have material adverse effects on our business, financial condition, and results of operations.

On March 9, 2022, legal counsel to a purported stockholder of the Company threatened to file a direct and derivative complaint alleging breaches of fiduciary duty by the Company’s officers and directors, primarily with respect to (i) the Amended and Restated Employment Agreements entered into by the Company with each of Mr. Rodgers and Mr. Russell in October 2021; (ii) the approval of actions taken at our 2021 annual meeting of stockholders in December 2021; (iii) payments made to Business Law Group, P.A. in exchange for services provided pursuant to the Services Agreement between the Company and Business Law Group; and (iv) strategic advisory agreements entered into by us in connection with our planned cryptocurrency mining business.

Our board of directors is evaluating the matters raised by the purported stockholder and his legal counsel and is determining the actions, if any, that should be taken by the Company with respect to those matters. There can be no assurance as to whether any litigation will be commenced against the Company’s officers and directors with respect to the alleged breaches of fiduciary duty. As of the date of filing of this Annual Report on Form 10-K, legal action has not been taken by the purported stockholder.

In the event an action is commenced and the resulting case is decided adversely, we may be liable for significant damages directly or under our indemnification obligations, which could adversely affect our business, results of operations and cash flows. In addition, there can be no assurance (i) that we will not incur material losses due to damages, costs and/or expenses as a result of threatened litigation, (ii) that our directors’ and officers’ insurance policy and the liabilities we have established or may establish will be sufficient to cover such losses or (iii) that such losses will not materially exceed the coverage limits of our insurance and such liabilities will not have a material impact on our financial condition or results of operations. Further, the amount of time that will be required to resolve any threatened litigation is unpredictable, and this threatened action is likely to divert management’s attention from the day-to-day operations of our business, which could further adversely affect our business, results of operations and cash flows.

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

We run the risk of inadvertently being deemed to be an investment company that is required to register under the Investment Company Act of 1940 (the “Investment Company Act”) because a significant portion of our assets may be deemed to consist of, or may be deemed to have consisted of, investment securities, including potentially our interest in LMF Acquisition Opportunities, Inc. and our transactions with BORQS Technologies.  The risk varies depending on events beyond our control, such as significant appreciation or depreciation in the market value of certain of our assets, and transactions involving the sale and purchase of certain assets. If we are deemed to be an inadvertent investment company, we may seek to rely on a safe-harbor under the Investment Company Act that would provide us a one-year period to take steps to avoid being deemed to be an investment company.

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

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability due to the ongoing military conflict between Russia and Ukraine. Our business, financial condition and results of operations could be materially adversely affected by any negative impact on the global economy and capital markets resulting from the conflict in Ukraine or any other geopolitical tensions.

U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the start of the military conflict between Russia and Ukraine. On February 24, 2022, a full-scale military invasion of Ukraine by Russian troops was reported. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. We are continuing to monitor the situation in Ukraine and globally and assessing its potential impact on our business.

Additionally, the recent military conflict in Ukraine has led to sanctions and other penalties being levied by the United States, European Union and other countries against Russia. Additional potential sanctions and penalties have also been proposed and/or threatened. Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for us to obtain additional funds.

Although our business has not been materially impacted by the ongoing military conflict between Russian and Ukraine to date, it is impossible to predict the extent to which our operations, or those of our suppliers and manufacturers, will be impacted in the short and long term, or the ways in which the conflict may impact our business. The extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described in this Annual Report.

A reversal of the U.S. economic recovery and a return to volatile or recessionary conditions in the United States or abroad could adversely affect our business or our access to capital markets in a material manner.

Worsening economic and market conditions, downside shocks, or a return to recessionary economic conditions could severely reduce demand for our products and adversely affect our operating results. These economic conditions may also impact the financial condition of one or more of our key suppliers, which could affect our ability to secure product to meet our customers’ demand.  Our results of operations and the implementation of our business strategy could be adversely affected by general conditions in the global economy.  An economic downturn may cause uncertainty in the capital and credit markets and could have a material adverse effect on us. We could also be adversely affected by such factors as changes in foreign currency rates, weak economies, and political conditions in each of the countries in which we sell our products.

We may be adversely affected by the effects of inflation.

Inflation has the potential to adversely affect our liquidity, business, financial condition and results of operations by increasing our overall cost structure, particularly if we are unable to achieve commensurate increases in the prices we charge our customers. The existence of inflation in the economy has resulted in, and may continue to result in, higher interest rates and capital costs, shipping costs, supply shortages, increased costs of labor, weakening exchange rates and other similar effects. As a result of inflation, we have experienced and may continue to experience, cost increases. Although we may take measures to mitigate the impact of this inflation, if these measures are not effective our business, financial condition, results of operations and liquidity could be materially adversely affected. Even if such measures are effective, there could be a difference between the timing of when these beneficial actions impact our results of operations and when the cost inflation is incurred.

Risks Relating to Our Planned Cryptocurrency Mining Business

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

The revenue from our cryptocurrency mining business will be dependent on cryptocurrencies and, specifically, Bitcoin and the broader blockchain and Bitcoin mining ecosystem. Due to the highly volatile nature of the cryptocurrency markets and the prices of cryptocurrency assets, our operating results may fluctuate significantly from quarter to quarter in accordance with market sentiments and movements in the broader cryptocurrency ecosystem. Our operating results may fluctuate as a result of a variety of factors, many of which are unpredictable and in certain instances are outside of our control, including:

•	macroeconomic conditions;

•	changes in the legislative or regulatory environment, or actions by governments or regulators, including fines, orders, or consent decrees;

•	adverse legal proceedings or regulatory enforcement actions, judgments, settlements, or other legal proceeding and enforcement-related costs;

•	increases in operating expenses that we expect to incur to grow and expand our operations and to remain competitive;
•	system errors, failures, outages and computer viruses, which could disrupt our ability to continue mining;

•	power outages and certain other events beyond our control, including natural disasters and telecommunication failures;

•	breaches of security or privacy;

•	our ability to attract and retain talent; and

•	our ability to compete with our existing and new competitors.

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

Furthermore, the global supply chain for cryptocurrency miners is currently heavily dependent on China, which has been severely affected by the China as a main supplier of cryptocurrency miners has been called into question in the wake of the COVID-19 pandemic. China has also in the past limited the shipment of products in and out of its borders, which could negatively impact our ability to receive mining equipment from our China-based suppliers. Should similar outbreaks or other disruptions to the China-based global supply chain for cryptocurrency hardware occur, such as, for example, as result of worsening of the U.S. trade relations with China, including imposition of new tariffs, trade barriers and bilateral trade frictions, we may not be able to obtain adequate equipment from the manufacturer on a timely basis. Such events could have a material adverse effect on our business, prospects, financial condition, and operating results.

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

Additionally, our mines could be materially adversely affected by a power outage or loss of access to the electrical grid or loss by the grid of cost-effective sources of electrical power generating capacity.

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

Although we utilize our proprietary software and in-house staff to track, monitor, and direct the collection of our Accounts, we depend upon third-party law firms to perform the collection work. As a result, we are dependent upon the efforts of our third-party law firms, particularly BLG Association Law, PLLC (“BLGAL”) to service and collect our Accounts.

On February 1, 2022, LM Funding America, Inc. (the “Company”) consented to the assignment by the law firm of Business Law Group, P.A. to the law firm BLG Association Law, PLLC of the Services Agreement, dated April 15, 2015, previously entered into by the Company and Business Law Group, P.A. (the “Services Agreement”).  The Services Agreement had set forth the terms under which Business Law Group, P.A. would act as the primary law firm used by the Company and its association clients for the servicing and collection of association accounts.  The assignment of the Services Agreement was necessitated by the death of the principal attorney and owner of Business Law Group, P.A.  In connection with the assignment, BLGAL agreed to amend the Services Agreement on February 1, 2022, to reduce the monthly compensation payable to the law firm from approximately $82,000 to $53,000 (the “Amendment”).  Bruce M. Rodgers, the chairman and CEO of the Company, is a 50% owner of BLGAL, and the assignment and Amendment was approved by the independent directors of the Company.

As of December 31, 2021, BLG was responsible for servicing over 98% of our Accounts. Our revenues and profitability could be materially affected if:

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

Insolvency of BLGAL could have a material adverse effect on our financial condition, results of operations and cash flows.

Our primary Account servicer, BLGAL, deposits collections on the Accounts in its Interest on Lawyers Trust Account (“IOLTA Trust Account”) and then distributes the proceeds to itself, us and the Associations pursuant to the terms of the purchase agreements with the Associations and applicable law. We do not have a perfected security interest in the amounts BLGAL collects on the Accounts while such amounts are held in the IOLTA Trust Account. BLGAL has agreed to promptly remit to us all amounts collected on the Accounts that are owed to us. If, however, BLGAL were to become subject to any insolvency law and a creditor or trustee-in-bankruptcy of BLGAL were to take the position that proceeds of the Accounts held in BLGAL’s IOLTA Trust Account should be treated as assets of BLGAL, an Association or another third party, delays in payments from collections on the Accounts held by BLGAL could occur or reductions in the amounts of payments to be remitted by BLGAL to us could result, which could adversely affect our financial condition, results of operations and cash flows.

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

Our primary business relates to revenues from Accounts purchased by us, which are all based in Florida, and our primary source of revenue consists of payments made by condominium and home-owners to satisfy the liens against their condominiums and homes. As of December 31, 2021 and December 31, 2020, Florida represented 100% of our Accounts. An economic recession, adverse market conditions in Florida, and/or significant property damage caused by hurricanes, tornadoes or other inclement weather could adversely affect the ability of these condominium and home owners to satisfy the liens against their condominiums and homes, which could, in turn, have a material adverse effect on our financial condition and results of operations.

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

Because the collection of Accounts requires special skill and diligence, any failure of BLGAL, or any other law firm utilized by us, to diligently collect the Accounts could adversely affect our financial condition, results of operations and cash flows.

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

It can take our third-party law firms anywhere from three months to ten years or longer to collect on an Account. Approximately 65% of our Accounts were purchased prior to 2017, with some being purchased as early as 2008. Due to various factors, including those discussed above, we cannot project the payoff date for any Account. This indeterminate holding period reduces our liquidity and ability to fund our operations. If our ability to collect on a material number of Accounts was significantly delayed, it could adversely affect our cash flows and ability to fund our operations.

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

Risk Related to Our Investment in LMF Acquisition Opportunities, Inc.

We have made a significant investment, through an intercompany loan, in a subsidiary that is the sponsor of a blank check company commonly referred to as a special purpose acquisition company (“SPAC”), and will suffer the loss of all of our investment if the SPAC does not complete an acquisition within 18 months (subject to an extension of up to 21 months).

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

Sales of a substantial number of shares of our common stock in the public market could cause a decrease in the market price of our common stock. We had authorized 350,000,000 shares of common stock and 150,000,000 shares of preferred stock as of December 31, 2021.

We had 13,017,943 shares of common stock issued and outstanding as of December 31, 2021. In addition, pursuant to our 2021 Omnibus Incentive Plan, options to purchase 3,956,827 shares of our common stock were outstanding as of December 31, 2021, of which 3,760 shares were exercisable.  There were 7,702,441 warrants issued and outstanding as of December 31, 2021 that allowed for the issuance of 7,702,441 shares, respectively.

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

We cannot assure you that securities analysts will ever cover our company. As of December 31, 2021, no securities analyst covers our company. If securities analysts do not cover our company, this lack of coverage may adversely affect the trading price of our securities. In the event that securities analysts begin to cover our company, the trading market for our securities will rely in part on the research and reports that such securities analysts publish about us and our business. If one or more of the analysts who cover our company downgrades our securities, the trading price of our securities may decline. If one or more of these analysts then ceases to cover our company, we could lose visibility in the market, which, in turn, could also cause the trading price of our securities to decline. Further, because of our small market capitalization, it may be difficult for us to attract securities analysts to cover our company, which could significantly and adversely affect the trading price of our securities.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our executive and administrative offices are located in Tampa, Florida, where we lease approximately 5,600 square feet of general office space for approximately $8,100 per month, plus utilities. The lease began July 15, 2019 and expires on July 31, 2022. We elected to renew this lease in February 2022 for another 3 years for approximately $8,300 per month.

Item 3. Legal Proceedings.

We are not currently a party to material litigation proceedings, and we are not subject to any known material threatened legal proceedings other than described under Note 9 of our Consolidated Financial Statements included herein under the caption “Legal Proceedings.”    In addition to the foregoing, we periodically become a party to litigation in the ordinary course of business, including either the prosecution or defense of claims arising from contracts by and between us and client Associations. Regardless of the outcome, litigation can have an adverse impact on us because of prosecution, defense, and settlement costs, diversion of management resources and other factors.

Item 4. Mine Safety Disclosures.

None

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock quoted on the Nasdaq Capital Market under the symbols “LMFA”. On December 31, 2021 there were 4 holders of record of our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

See “Equity Compensation Plan Information” in Part III, Item 12 of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer

None.

Item 6. Reserved

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

Overview

We are a specialty finance company that provides funding to nonprofit community associations primarily located in the state of Florida. We offer incorporated nonprofit community associations, which we refer to as “Associations,” a variety of financial products customized to each Association’s financial needs. Our original product offering consists of providing funding to Associations by purchasing their rights under delinquent accounts that are selected by the Associations arising from unpaid Association assessments. Historically, we provided funding against such delinquent accounts, which we refer to as “Accounts,” in exchange for a portion of the proceeds collected by the Associations from the account debtors on the Accounts.  In addition to our original product offering, we have started purchasing Accounts on varying terms tailored to suit each Association’s financial needs, including under our New Neighbor Guaranty™ program, and are exploring other specialty finance business opportunities that are complementary to or that can leverage our historical business.

We also have implemented plans to operate in the Bitcoin mining ecosystem. Specifically, we plan to develop and grow a cryptocurrency mining business, specializing in Bitcoin. Our key mission is to become a leading Bitcoin mining company in the United States. As of the date of this filing, we have not commenced mining operations. We aim to deploy the computing power that we will create to mine Bitcoin and validate transactions on the Bitcoin network. We believe that recent developments in Bitcoin mining have created an opportunity for us to deploy capital and conduct large-scale mining operations in the United States.  We have formed a new wholly owned subsidiary, US Digital Mining and Hosting Co, LLC, a Florida limited liability company (US Digital), to develop and operate our cryptocurrency mining business.

Specialty Finance Company Operations

In our specialty finance company operations, we purchase an Association’s right to receive a portion of the Association’s collected proceeds from owners that are not paying their assessments. After taking assignment of an Association’s right to receive a portion of the Association’s proceeds from the collection of delinquent assessments, we engage law firms to perform collection work on a deferred billing basis wherein the law firms receive payment upon collection from the account debtors or a predetermined contracted amount if payment from account debtors is less than legal fees and costs owed. Under this business model, we typically fund an amount equal to or less than the statutory minimum an Association could recover on a delinquent account for each Account, which we refer to as the “Super Lien Amount.” Upon collection of an Account, the law firm working on the Account, on behalf of the Association, generally distributes to us the funded amount, interest, and administrative late fees, with the law firm retaining legal fees and costs collected, and the Association retaining the balance of the collection. In connection with this line of business, we have developed proprietary software for servicing Accounts, which we believe enables law firms to service Accounts efficiently and profitably.

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

New Neighbor Guaranty

We also developed the New Neighbor Guaranty, wherein an Association assigns substantially all of its outstanding indebtedness and accruals on its delinquent units to us in exchange for payments in an amount equal to the regular ongoing monthly or quarterly assessments for delinquent units when those amounts would be due to the Association. We assume both the payment and collection obligations for these assigned Accounts under this product. This simultaneously eliminates an Association’s balance sheet bad debts and assists the Association to meet its budget by receiving guaranteed assessment payments on its delinquent units and relieving the Association from paying legal fees and costs to collect its bad debts. We believe that the combined features of the product enhance the value of the underlying real estate in an Association and the value of an Association’s delinquent receivables.

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

On May 6, 2021, pursuant to the foregoing shareholder vote, the Company effected a common share consolidation (“Reverse Stock Split”) by means of a one-for-five (1:5) reverse split of its outstanding common stock, par value $0.001 per share which resulted in a decrease in outstanding common stock to 5,414,296 shares.  The Reverse Stock Split was effected by the filing of an amendment to our Certificate of Incorporation on May 5, 2021 which provided that the Reverse Stock Split become effective at 12:01 a.m. Eastern time on May 7, 2021.  The amendment provided that any fraction of a share of common stock that would be created as a result of the Reverse Stock Split is to be cashed out at price equal to the product of the closing price of the Company’s common stock on May 6, 2021 and the amount of the fractional share. The Reverse Stock Split became effective on May 7, 2021 and the Company’s common stock began trading on The Nasdaq Capital Market on a split-adjusted basis on May 7, 2021. The Company has retroactively adjusted all share amounts and per share data herein to give effect to the Reverse Stock Split.

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

Sponsor was organized by, and its initial capital contribution was contributed by, the Company and the Company’s executive officers.  The Company’s executive officers and LMF Acquisition’s directors collectively own an approximately 30% nonvoting equity interest in Sponsor, and LMF Acquisition is managed by the Company’s management team.  In connection with the initial public offering of LMF Acquisition, the Company loaned $5.7 million to Sponsor in an intercompany loan, which Sponsor used to purchase an aggregate of approximately 5,738,000 warrants of LMF Acquisition.  Prior to a business combination by LMF Acquisition, Sponsor holds 100% of the shares of Class B common stock outstanding of LMF Acquisition. The Class B shares equal approximately 20% of the outstanding common stock of LMF Acquisition. Upon the successful completion of a business combination by LMF Acquisition, the proforma ownership of the new company will vary depending on the business combination terms.  If LMF Acquisition does not successfully complete a business combination within 18 months from its initial public offering or July 29, 2022 (subject to a potential extension from the 18 month period to up to 21 months) or if the business combination is not successful, the Company can lose its entire investment in Sponsor.

As a result of LMF Acquisition’s IPO, we ceased having a controlling financial interest in LMF Acquisition as of January 28, 2021. Additionally, as our retained investment in LMF Acquisition qualifies for equity-method accounting, we are required to remeasure our retained interest in LMF Acquisition at fair value and include any resulting adjustments as part of a gain or loss recognized on deconsolidation. The fair value calculation related to our retained interest in LMF Acquisition is dependent upon company-specific adjustments applied to the observable trading price of LMF Acquisition’s Class A common stock and publicly traded warrants. Changes in fair value will be recorded in the income statement during the period of the change.

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

In a separate transaction that was funded after December 31, 2020 and as previously disclosed on December 16, 2020, the Company and Esousa Holdings, LLC, a private investor (the “Investor”) entered into a Loan Agreement (the “Loan Agreement”) pursuant to which the Investor agreed to provide consulting services and make one or more non-recourse loans to the Company in a principal amount of up to the purchase price of the Borqs loan receivables purchased by the Company.  The Loan Agreement does not provide a fixed rate of interest, and the Company and Investor agreed to split the net proceeds from the Company’s sale of the Settlement Shares, with the Company receiving one-third of the net proceeds after a return of Investor’s principal and the Investor receiving return of principal plus two-thirds of the net proceeds thereafter.

In an additional transaction on February 24, 2021, the Company entered into a specialty finance transaction with Borqs, under which the Company agreed to purchase Senior Secured Convertible Promissory Notes of Borqs (the “Borqs Notes”) up to an aggregate principal amount of $5 million.  The Borqs Notes are due in two years, have an annual interest rate of 8%, are convertible into ordinary shares of Borqs at a 10% discount from the market price, and have 90% warrant coverage (with the warrants exercisable at 110% of the conversion price.  One-third of the Borqs Notes ($1,666,667) were funded by the Company at the execution of definitive agreements for the transaction, and two-thirds of the Borqs Notes ($3,333,333) to be purchased by the Company were required to be purchased and funded upon the satisfaction of certain conditions, including effectiveness of a registration statement to be filed by Borqs by April 15, 2021.  The registration was deemed effective on May 3, 2021 and the Company completed this funding on May 6, 2021.

Entry into Contracts Relating to Planned Cryptocurrency Mining Business

On September 15, 2021, we announced that we plan to operate in the Bitcoin mining ecosystem. As of the date of this filing, we have not commenced operations. We aim to deploy the computing power that we will create to mine Bitcoin and validate transactions on the Bitcoin network. We believe that recent developments in Bitcoin mining have created an opportunity for us to deploy capital and conduct large-scale mining operations in the United States.  We have formed a new wholly owned subsidiary, US Digital Mining and Hosting Co, LLC, a Florida limited liability company (US Digital), to develop and operate our cryptocurrency mining business.

In furtherance of these plans, on September 8, 2021, we entered into a sale and purchase agreement (the “Bitmain Purchase Agreement”) with Bitmain Technologies Limited (“Seller”) pursuant to which we agreed to purchase, and Seller agreed to supply to us, an aggregate of 1,002 Bitcoin S19J Pro Antminer cryptocurrency mining machines for an aggregate purchase price of $6.3 million (the “Mining Machines”).   On October 6, 2021, we entered into a second Bitmain Purchase Agreement pursuant to which we agreed to purchase, and Seller agreed to supply to us, an aggregate of 4,044 Bitcoin additional S19J Pro Antminer cryptocurrency Mining Machines for an aggregate purchase price of $25.3 million.   The Bitmain Purchase Agreements provide for delivery of the Mining Machines in batches over an estimated delivery timeframe starting in April 2022 and continuing through September 2022.  The Bitmain Purchase Agreements require us to pay $7.9 million or 25% of the total purchase price as a non-refundable deposit for the Mining Machines within 7 days of the date of the signing of the respective Bitmain Purchase Agreements, and additional 35% of the batch price at least 6 months prior to shipment of such batch, and the remaining 40% of each batch price one month prior to the shipment of the batch.

On October 6, 2021, US Digital entered into a sale and purchase agreement (the “Uptime Purchase Agreement”) with Uptime Armory LLC (“Uptime”) pursuant to which US Digital agreed to purchase, and Uptime agreed to supply to US Digital, an aggregate of 18 modified 40-foot cargo containers (“POD5ive containers”) that will be designed to hold and operate 280 S19 Pro Antminers manufactured by Seller. The purchase price of the POD5ive containers totals $3.15 million of which $2.4 million or 75% is due as a non-refundable down payment within 7 business days of the effective date and the remaining 25% is due within five business days after Uptime delivers a “notice of completion” of the equipment. The Uptime Purchase Agreement contains other customary terms, provisions, and conditions.  On the same effective date, US Digital also entered into a hosting agreement with Uptime Hosting LLC to host the Company’s 18 POD5ive containers at a secure location and provide power, maintenance and other services specified in the contract for 6 cents per kilowatt with a term of one year. This hosting agreement requires a deposit of $0.8 million within 7 business days of the effective date, an additional deposit for each container three months prior to delivery at the hosting site of $44 thousand and a final deposit for each container one month prior to arrival at the hosting site of $44 thousand.

In November 2021, also in connection with our planned cryptocurrency mining business, we entered into strategic alliance agreements (the “Strategic Alliance Agreements”) with OTC Miners Corp. (“OTC Miners”) and Spartan Crest Capital Corp. (“Spartan”).  The Strategic Alliance Agreements generally provide that OTC Miners and Spartan will work together with us and collaborate with us regarding our cryptocurrency mining business strategy and planned business operations.  The agreements contemplate that each of OTC Miners and Spartan will provide ongoing consulting and advisory services to us on a non-exclusive basis over a one-year period with respect to the bitcoin mining business and industry and that the parties will meet periodically to collaborate and share information regarding the industry, the equipment used in the industry, key industry relationships, and financing options.  In consideration of the strategic alliances and related services and benefits, we issued 100,000 shares of restricted common stock to each of OTC Miners and Spartan and paid OTC Miners $1,250,000 to cover anticipate expenses of OTC Miners in connection with its activities under the strategic alliance.  We also agreed to pay OTC Miners a fee of 3% of the aggregate consideration of any strategic transaction completed by our company that we and OTC Miners jointly agree to pursue.  The Strategic Alliance Agreements have a term of one year each.

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

The Paycheck Protection Program allows entities to apply for low interest private loans to pay for their payroll and certain other costs. The loan proceeds were used to cover payroll costs, rent, interest, and utilities. The loan was to be partially or fully forgiven if the Company keeps its employee counts and employee wages stable. The program was implemented by the U.S. Small Business Administration. The interest rate is 1.0% and has a maturity date of 2 years. We applied for loan and interest forgiveness in the fourth quarter of 2020.

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

The Company organized two new subsidiaries in 2020: LMFA Financing LLC, a Florida limited liability company, on November 21, 2020, and LMFAO Sponsor LLC, a Florida limited liability company, on October 29, 2020. LMFAO Sponsor LLC organized a subsidiary, LMF Acquisition Opportunities Inc., on October 29, 2020. LM Funding America Inc. organized a subsidiary, US Digital Mining and Hosting Co., LLC., on September 10, 2021.

Results of Operations

The Year Ended December 31, 2021 compared with the Year Ended December 31, 2020

Revenues

During the year ended December 31, 2021, total revenues decreased by $0.4 million, or 28.9%, to $0.9 million from $1.3 million in the year ended December 31, 2020.  The decrease is due in part to a decrease in interest, administrative and late fees collected during the year along with a reduction in rental revenues resulting from a reduced number of rental properties.

The decrease in interest, administrative and late fees was the result of a decrease in the average revenue collected per unit.  The average revenue per unit was down to $1,676 for the year ended December 31, 2021 compared with $3,011 for the year ended December 31, 2020.  There was a 28% increase in payoffs as the Company recorded approximately 452 payoff occurrences for the year ended December 31, 2021 compared with 351 payoff occurrences for the year ended December 31, 2020.  “Payoffs” consist of recovery of the entire legally collectible portion, or a settlement thereof, of our principal investment, accrued interest, and late fees owed to us from the proceeds of the Accounts collected by the Associations in accordance with our contracts with Associations.

Rental revenue (which includes sales of units) for the year ended December 31, 2021 was $0.1 million as compared to $0.2 million for the year ended December 31, 2020. There were 11 rental units in the portfolio as December 31, 2021 compared with 9 rental units as of December 31, 2020.

Operating Expenses

During the year ended December 31, 2021, operating expenses increased by $4.0 million, or 76%, to $9.3 million from $5.3 million for the year ended December 31, 2020. The net increase in operating expenses can be attributed to various factors including a $0.2 million expense for stock provided to digital strategy consultants, $2.3 million of expense related to the issuance of stock options to management and board members, increased payroll of $0.6 million related to increased bonuses and base compensation, $0.5 million for increased professional fees and a $0.2 million reduction in the recoupment of bad debt allowance from a related party offset in part by a decrease in real estate management fees of $79 thousand.

Legal fees (excluding fees paid pursuant to our service agreement with BLG), for the years ended December 31, 2021 and 2020 were approximately $1.3 million and $0.8 million, respectively.  In the ordinary course of our business, we are involved in numerous legal proceedings. We regularly initiate collection lawsuits, using our network of third-party law firms, against debtors. In addition, debtors occasionally initiate litigation against us.  Legal fees for BLG for the year ended December 31, 2021 were $1.0 million compared to $1.0 million for the year ended December 31, 2020.   See Note 12. Related Party Transactions for further discussion regarding the service agreements with BLG.

Other Income

The Company recognized a $13.8 million gain on securities for the year ended December 31, 2021 including:

•	a $5.7 million gain on a transaction with Borqs in which the Company acquired debt of Borqs and converted the debt into Borqs common stock and subsequently sold such shares at a gain.
•

A $8.5 million gain as part of its purchase of the Borqs $5 million convertible note in which it received warrants that were subsequently exercised in a cashless exercise and received 5,956,544 common shares in Borqs. The Company subsequently sold those warrants and recognized $8.5 million in proceeds, all of which was recognized as gain for the year ended December 31, 2021.

•	The Company recognized a $0.3 million realized loss on the sale of 1,064,935 shares of Borqs common stock for the year ended December 31, 2021.

The Company previously classified $5 million convertible note has been classified as a trading security and as such is fair valued each quarter.  The Company recognized an unrealized loss of $0.4 million for the year ended December 31, 2021 from the revaluation and partial conversion of the Borq convertible debt securities.

The Company recognized a $1.4 million unrealized loss on marketable securities for year ended December 31, 2021.

The Company’s investment in LMAO changed due to the LMAO IPO on January 28, 2021. This resulted in LMAO’s deconsolidation from the Company and any changes in fair value will be recorded in the income statement during the period of the change.  The Company recognized an unrealized gain on securities of $0.9 million for the year ended December 31, 2021 from the revaluation of LMAO’s Class B common stock and Private Placement Warrants.

The Company recognized a $0.5 million realized gain on the sale of its digital assets for year ended December 31, 2021.

The Company recognized a gain on the forgiveness of note payable of $157 thousand for year ended December 31, 2021.

Interest (Income) Expense

During the year ended December 31, 2021, net interest income was approximately $211 thousand as compared to $7 thousand of interest expense for the year ended December 31, 2020.  The increase is related to the investment in Note Receivable.

Income Tax Provision (Benefit)

The Company recorded net income tax expense of approximately $326 thousand for the year ended December 31, 2021. Due to the Company generating income of approximately $5.3 million before income taxes, the Company released $1.1 million of its income tax valuation allowance while also recognizing approximately $1.1 million income tax expense. No income tax benefit or expense for the year ended December 31, 2020 due to continuing losses.

Under ASC 740-10-30-5, Income Taxes, deferred tax assets should be reduced by a valuation allowance if, based on the weight of available evidence, it is more-likely-than-not (i.e., a likelihood of more than 50%) that some portion or all of the deferred tax assets will not be realized.  The Company considers all positive and negative evidence available in determining the potential realization of deferred tax assets including, primarily, the recent history of taxable earnings or losses.  Based on operating losses reported by the Company during 2020, 2019 and 2018, the Company concluded there was not sufficient positive evidence to overcome this recent operating history. As a result, the Company believes that a valuation allowance continues to be necessary based on the more-likely-than-not threshold noted above. The Company recorded a valuation allowance of approximately $3.2 million and $4.6 million for the year ended December 31, 2021 and 2020, respectively.

Net Income (loss) from Continuing Operations

During the year ended December 31, 2021, the Company generated net income from continuing operations of approximately $5.0 million as compared to a net loss of $4.0 million for the year ended December 31, 2020 for the reasons mentioned above.

Income from Discontinued Operations

During the year ended December 31, 2021, the income from discontinued operations was $0 as compared to net income of $16 thousand for the year ended December 31, 2020.

Net Income Attributable to Non-Controlling Interest

The Company owns 70.5% of Sponsor.  As such, approximately $244 thousand of the $0.9 million net unrealized gain recognized by the Sponsor’s ownership of LMAO is attributed to the Non-Controlling Interest.

Net Loss

During the year ended December 31, 2021, the Company generated net income of approximately $4.8 million as compared to a net loss of $4.0 million for the year ended December 31, 2020 for the reasons mentioned above.

Liquidity and Capital Resources

General

As of December 31, 2021, we had cash and cash equivalents of $32.6 million compared with $11.6 million at December 31, 2020. The increase in cash is due primarily to $10.2 million of proceeds from the exercise of warrants and $31.5 million of proceeds from our October 2021 public offering.

Recent Capital Raising Transactions

Public Offering - 2021

In October 2021, we raised approximately $31.5 million in net proceeds in a registered public offering by issuing 7.3 million shares of common stock and 7.5 million warrants to purchase shares of common stock. Holders of the warrants subsequently exercised such warrants for 140,500 shares of common stock for approximately $702 thousand.

Holders of our warrants issued in our public offering from 2020 exercised warrants for 2,330,536 shares for total consideration of approximately $9.5 million for the year ended December 31, 2021.

Public Offering - 2020

On August 18, 2020, we raised approximately $8.2 million in net proceeds in a registered public offering by issuing 2.0 million shares of common stock and 2.2 million warrants to purchase shares of common stock. Holders of the warrants subsequently exercised such warrants for 30,000 shares of common stock for $135 thousand.

Holders of our warrants exercised warrants for 255,540 shares for total consideration of approximately $2.9 million for the year ended December 31, 2020.

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

Cash from Operations

Net cash provided by operations was approximately $3.5 million during the year ended December 31, 2021 compared with net cash used in operations of $3.5 million during the year ended December 31, 2020. This change was primarily driven by a $5.7 million realized gain on securities from the Borq Note transactions and a $8.5 million realized gain on securities from selling the Borq warrants offset in part by a $5 million investment in the Borq convertible note receivable and a $3.7 million investment in marketable securities.

Cash from Investing Activities

Net cash used in investing activities was $24 million during the year ended December 31, 2021 as compared to net cash provided by investing activities of $1.5 million during the year ended December 31, 2020. The increase in cash used in investing activities was due to the investment of $5.7 million in LMF Acquisition Opportunities Inc (a special purpose acquisition corporation), a $1.4 million investment in digital assets, a $2 million investment in Symbiont note receivable and a $16.8 million deposit for mining equipment offset in part by the receipt of $1.9 million from the sale of digital assets.  For the year ended December 31, 2020 we received $1.5 million from the recoupment of a note receivable.

Cash from Financing Activities

Net cash provided by financing activities was $41.5 million during the year ended December 31, 2021 as compared to $12.6 million for the year ended December 31, 2020. During 2021 the Company received $31.5 million from a public offering of common stock and warrants, and $10.2 million from the exercise of warrants. During 2021, the Company repaid $0.2 million in principal repayments.  During 2020 the Company received $1.3 million from a stock subscription agreement, $8.2 million from a public offering of common stock and warrants, and $3.1 million from the exercise of warrants. During 2020, the Company repaid $0.2 million in principal repayments and borrowed $0.2 million.

Outstanding Debt

Debt of the Company consisted of the following:

	Year ended December 31,
	2021	2020
Promissory note issued by a financial institution, bearing interest at 1.0%, interest and no principal payments. The note matures April 30, 2022. Annualized interest is 1.0%. This is a U.S. Small Business Administration’s Paycheck Protection Program (the “PPP Loan”)	$-	$185,785

Financing agreement with FlatIron capital that is unsecured. Down payment of $20,746 was required upfront and equal installment payments of $19,251 to be made over a 10 month period. The note matures on May 1, 2021. Annualized interest is 5.95%	-	96,257

Financing agreement with FlatIron capital that is unsecured. Down payment of $36,255 was required upfront and equal installment payments of $19,114 to be made over a 10 month period. The note matures on May 1, 2022. Annualized interest is 3.95%	114,688	-

	$114,688	$282,042

Minimum required principal payments on the Company’s debt as of December 31, 2021 are as follows :

Years Ending December 31,
2022	$114,688
$114,688

On April 30, 2020, the Company obtained a $185,785 Paycheck Protection Program loan. These business loans were established by the 2020 US Federal government Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) to help certain businesses, self-employed workers, sole proprietors, certain nonprofit organizations, and tribal businesses continue paying their workers.

The Paycheck Protection Program allows entities to apply for low interest private loans to pay for their payroll and certain other costs. The loan proceeds were used to cover payroll costs, rent, interest, and utilities. The loan was to be partially or fully forgiven if the Company kept its employee counts and employee wages stable. The program was implemented by the U.S. Small Business Administration. The interest rate was 1.0% and had a maturity date of 2 years.

On May 6, 2021, we received notice from the Paycheck Protection Program that $157,250 of our loan had been forgiven.  As such, we paid the remaining balance of $28,534 by September 30, 2021.

Critical Accounting Estimates

Our financial statements are prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of the consolidated financial statements in conformity with accounting principles, generally accepted in the United States of America (“GAAP”) requires our management to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities, the disclosure or inclusion of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the period. We evaluate our significant estimates on an ongoing basis, including, but not limited to, estimates related to allowance for doubtful accounts, and income tax provisions. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. We do not consider any of our policies or estimates to be critical. Refer to Note 1 - Significant Accounting Policies to our financial statements for a complete discussion of the significant accounting policies and methods used in the preparation of our financial statements.

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

Based on management’s evaluation (in accordance with Exchange Act Rule 13a-15(b)), our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, due to the weakness in internal control over financial reporting described below, our disclosure controls and procedures are not designed at a reasonable assurance level or effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As discussed below, we plan on increasing the size of our accounting staff at the appropriate time for our business and its size to ameliorate our auditor’s concern that the Company does not effectively segregate certain accounting duties, which we believe would resolve the material weakness in internal control over financial reporting and similarly improve disclosure controls and procedures, but there can be no assurances as to the timing of any such action or that the Company will be able to do so.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. Based on that assessment, our management determined that, as of December 31, 2021, the Company’s internal control over financial reporting was not effective for the purposes for which it is intended. Specifically, management’s determination was based on the following material weaknesses which existed as of December 31, 2021.

The Company did not effectively segregate certain accounting duties nor have a proper multi-level review process due to the small size of its accounting staff. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Notwithstanding the determination that our internal control over financial reporting was not effective, as of December 31, 2021, and that there was a material weakness as identified in this Annual Report, we believe that our consolidated financial statements contained in this Annual Report fairly present our financial position, results of operations and cash flows for the years covered hereby in all material respects.

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

Changes in Internal Control Over Financial Reporting.

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Although we plan to increase the size of our accounting staff at the appropriate time for our business and its size to ameliorate our auditor’s concern that the Company does not effectively segregate certain accounting duties, there can be no assurances as to the timing of any such action or that the Company will be able to do so.

Item 9B. Other Information.

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item will be included in and is hereby incorporated by reference from our definitive proxy statement relating to our 2022 annual meeting of stockholders or an amendment to this Form 10-K, which we intend to file within 120 days after the end of our fiscal year ended December 31, 2021.

Item 11. Executive Compensation.

Summary Compensation Table

The information required by this Item will be included in and is hereby incorporated by reference from our definitive proxy statement relating to our 2022 annual meeting of stockholders or an amendment to this Form 10-K, which we intend to file within 120 days after the end of our fiscal year ended December 31, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be included in and is hereby incorporated by reference from our definitive proxy statement relating to our 2022 annual meeting of stockholders or an amendment to this Form 10-K, which we intend to file within 120 days after the end of our fiscal year ended December 31, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

 The information required by this Item will be included in and is hereby incorporated by reference from our definitive proxy statement relating to our 2022 annual meeting of stockholders or an amendment to this Form 10-K, which we intend to file within 120 days after the end of our fiscal year ended December 31, 2021.

Item 14. Principal Accounting Fees and Services.

The information required by this Item will be included in and is hereby incorporated by reference from our definitive proxy statement relating to our 2022 annual meeting of stockholders or an amendment to this Form 10-K, which we intend to file within 120 days after the end of our fiscal year ended December 31, 2021.

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

Item 16. Form 10-K Summary.

None.

Report of Independent Registered Public Accounting Firm

To the shareholders and board of directors of

LM Funding America, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of LM Funding America, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2021 and December 31, 2020, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and December 31, 2020, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, Texas

March 31, 2022

LM FUNDING AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2021	2020
Assets
Cash	$32,559,185	$11,552,943
Finance receivables:
Original product (Note 2)	13,993	116,017
Special product - New Neighbor Guaranty program, net of allowance for credit losses of (Note 3)	14,200	52,757
Short-term investments - convertible debt securities (Note 5)	539,351	-
Marketable securities (Note 5)	2,132,051	-
Short-term investments - note receivable (Note 5)	2,000,000	-
Prepaid expenses and other assets	1,251,852	399,124
Current assets	38,510,632	12,120,841

Fixed assets, net	17,914	6,171
Real estate assets owned (Note 6)	80,057	18,767
Operating lease - right of use assets (Note 9)	59,969	160,667
Long-term investments - equity securities in affiliates (Note 5)	1,973,413	-
Investments in unconsolidated affiliates (Note 5)	4,676,130	-
Deposit on mining equipment (Note 7)	16,775,100	-
Other assets	10,726	10,984
Long-term assets	23,593,309	196,589

Total assets	$62,103,941	$12,317,430

Liabilities and stockholders' equity
Note payable (Note 8)	114,688	96,257
Accounts payable and accrued expenses	463,646	237,033
Due to related party payable (Note 12)	121,220	158,399
Income tax payable (Note 10)	326,178	-
Current portion of lease liability (Note 9)	68,002	103,646
Current liabilities	1,093,734	595,335

Notes payable - long-term (Note 8)	-	185,785
Lease liability - long-term (Note 9)	-	68,002
Long-term liabilities	-	253,787
Total liabilities	1,093,734	849,122

Stockholders' equity (Note 11)
Preferred stock, par value $.001; 150,000,000 shares authorized; no shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	-	-
Common stock, par value $.001; 350,000,000 shares authorized; 13,017,943 and 3,083,760 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively.	13,018	3,083
Additional paid-in capital	74,525,106	29,996,258
Accumulated deficit	(13,777,006)	(18,536,224)
Total LM Funding America stockholders' equity	60,761,118	11,463,117
Non-controlling interest	249,089	5,191
Total stockholders' equity	61,010,207	11,468,308
Total liabilities and stockholders’ equity	$62,103,941	$12,317,430

The accompanying notes are an integral part of these consolidated financial statements.

LM FUNDING AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2021	2020
Revenues
Interest on delinquent association fees	$471,923	$623,790
Administrative and late fees	69,369	101,993
Recoveries in excess of cost - special product	95,904	214,558
Underwriting fees and other revenues	120,176	116,430
Rental revenue	141,569	206,831
Total revenues	898,941	1,263,602
Operating expenses
Staff costs & payroll	6,477,042	3,366,034
Professional fees	2,271,808	1,799,595
Settlement costs with associations	2,000	31,885
Selling, general and administrative	417,963	351,234
Real estate management and disposal	132,283	211,288
Depreciation and amortization	11,087	16,930
Collection costs	4,459	(29,932)
Recovery of cost from related party receivable	(200,000)	(500,000)
Provision for credit losses	(10,000)	50,800
Other operating	224,678	17,778
Total operating expenses	9,331,320	5,315,612

Operating loss from continuing operations	(8,432,379)	(4,052,010)
Realized gain on securities	13,817,863	-
Unrealized loss on convertible debt security	(407,992)	-
Unrealized loss on marketable securities	(1,387,590)	-
Unrealized gain on investment and equity securities	886,543	-
Realized gain on digital assets	502,657	-
Impairment loss on digital assets	(19,945)	-
Interest income	211,427	-
Interest expense	(653)	(7,189)
Dividend income	2,113	-
Gain on forgiveness of note payable	157,250	-
Income (loss) before income taxes	$5,329,294	$(4,059,199)
Income tax expense	(326,178)	-
Net income (loss) from continuing operations	$5,003,116	$(4,059,199)
Gain from operations of discontinued operations	-	16,428
Net income (loss)	5,003,116	(4,042,771)
Less: Net income (loss) attributable to non-controlling interest	(243,898)	1,309
Net income (loss) attributable to LM Funding America Inc.	$4,759,218	$(4,041,462)

Basic income (loss) per common share continuing operations	$0.70	$(2.50)
Basic earnings (loss) per common share discontinuing operations	-	0.01
Basic income (loss) per common share	$0.70	$(2.49)

Diluted income (loss) per common share continuing operations	$0.60	$(2.50)
Diluted earnings (loss) per common share discontinuing operations	-	0.01
Diluted income (loss) per common share	$0.60	$(2.49)
Weighted average number of common shares outstanding
Basic	6,828,704	1,622,911
Diluted	7,927,255	1,622,911

The accompanying notes are an integral part of these consolidated financial statements.

LM FUNDING AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECMEBER 31, 2021 AND 2020

	Common Stock
	Shares	Amount	Additional paid-in capital	Accumulated Deficit	Non-Controlling Interest	Total Equity
Balance - December 31, 2019	626,852	627	17,329,060	(14,494,762)	-	2,834,925
Stock issued for services	37,200	37	125,413	-	-	125,450
Stock option expense	-	-	14,939	-	-	14,939
Stock issued for warrants exercised	275,540	275	3,081,455	-	-	3,081,730
Stock issued for cash in public offering, net	2,040,000	2,040	8,195,495	-	-	8,197,535
Stock issued for cash in Non-Controlling Interest				-	6,500	6,500
Stock issued for cash	104,168	104	1,249,896	-		1,250,000
Net loss	-	-	-	(4,041,462)	(1,309)	(4,042,771)
Balance - December 31, 2020	3,083,760	$3,083	$29,996,258	$(18,536,224)	$5,191	$11,468,308

Stock option expense	-	-	2,323,118	-	-	2,323,118
Stock issued for warrants exercised	2,471,036	2,471	10,244,653	-	-	10,247,124
Stock issued for cash in public offering, net	7,263,147	7,264	31,449,110	-	-	31,456,374
Stock issued for services	200,000	200	219,467	-	-	219,667
Stock compensation	-	-	292,500	-	-	292,500
Net income	-	-	-	4,759,218	243,898	5,003,116
Balance - December 31, 2021	13,017,943	13,018	74,525,106	(13,777,006)	249,089	61,010,207

The accompanying notes are an integral part of these consolidated financial statements.

LM FUNDING AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	5,003,116	(4,042,771)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities
Depreciation and amortization	$1,383	$11,143
Right to use asset expense	100,698	99,593
Stock compensation	219,667	125,450
Stock option expense	2,323,118	14,939
Stock compensation - employees	292,500	—
Accrued investment income	(74,520)	—
Recovery of reserve from related party receivable	—	(300,000)
Reserve for units	—	30,000
Debt forgiveness	(157,250)	—
Gain on deconsolidation of affiliate	(43,623)	—
Impairment loss on digital assets	19,945	—
Unrealized loss on convertible debt security	407,992	—
Unrealized loss on marketable securities	1,387,590	—
Unrealized gain on investment and equity securities	(886,543)	—
Realized gain on securities	(13,817,863)	—
Realized gain on sale of digital assets	(502,657)	—
Proceeds from securities	30,400,433	—
Investment in convertible note receivable converted into marketable security	(16,582,571)	—
Investment in convertible note receivable	(5,000,000)	—
Convertible debt and interest converted into marketable securities	4,231,758	—
Investments in marketable security	(3,651,400)	—
Gain on sale of fixed assets	—	(16,428)
Change in operating assets and liabilities:
Prepaid expenses and other assets	(845,853)	(61,303)
Advances (repayments) to related party	89,235	583,444
Accounts payable and accrued expenses	349,644	126,950
Lease liability payments	(103,646)	(94,235)
Deferred taxes and taxes payable	326,178	—
Net cash provided by (used in) operating activities	3,487,331	(3,523,218)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net collections of finance receivables - original product	102,024	127,694
Net collections of finance receivables - special product	38,557	76,515
Cash paid to purchase fixed assets	(14,411)	(1,286)
Net cash payment for IIU disposal	—	(246,914)
Investment in note receivable	(2,000,000)	—
Investment in digital assets	(1,419,958)	—
Proceeds from sale of digital assets	1,902,670	—
Loan to purchase securities	1,784,250	—
Repayment of loan to purchase securities	(1,784,250)	—
Deposit for mining equipment	(16,775,100)	—
Investment in unconsolidated affiliate	(5,738,000)	—
Proceeds from investment in note receivable	—	1,500,000
(Payments)/proceeds for real estate assets owned	(60,006)	(5,423)
Net cash provided by (cash used) in investing activities	(23,964,224)	1,450,586
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	—	185,785
Loan principal and insurance financing repayments	(220,363)	(165,798)
Exercise of warrants	10,247,124	3,081,730
Proceeds from stock subscription	31,456,374	9,447,535
Investment in subsidiary	—	6,500
Net cash provided by financing activities	41,483,135	12,555,752
NET INCREASE IN CASH	21,006,242	10,483,120
CASH - BEGINNING OF YEAR	11,552,943	1,069,823
CASH - END OF YEAR	$32,559,185	$11,552,943

SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION
Cash paid for interest	$1,892	$7,189
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Insurance financing	210,260	192,514

The accompanying notes are an integral part of these consolidated financial statements.

LM FUNDING AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS DECEMBER 31, 2021 AND 2020

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

The Company created two subsidiaries, LMFA Financing LLC on November 21, 2020 and LMFAO Sponsor LLC on October 29, 2020. LMFAO Sponsor LLC created a majority owned subsidiary LMF Acquisition Opportunities Inc. on October 29, 2020. LM Funding America Inc. organized another subsidiary, US Digital Mining and Hosting Co., LLC., on September 10, 2021.

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

New Neighbor Guaranty

We also have the New Neighbor Guaranty, wherein an Association assigns substantially all of its outstanding indebtedness and accruals on its delinquent units to us in exchange for payments in an amount equal to the regular ongoing monthly or quarterly assessments for delinquent units when those amounts would be due to the Association. We assume both the payment and collection obligations for these assigned Accounts under this product. This simultaneously eliminates an Association’s balance sheet bad debts and assists the Association to meet its budget by receiving guaranteed assessment payments on its delinquent units and relieving the Association from paying legal fees and costs to collect its bad debts. We believe that the combined features of the product enhance the value of the underlying real estate in an Association and the value of an Association’s delinquent receivables.

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

Reverse Stock Split

On May 11, 2020, our shareholders voted in favor of the approval of an amendment to our Certificate of Incorporation, in the event it is deemed advisable by our Board of Directors, to effect an additional reverse stock split of the Company’s issued and outstanding common stock at a ratio within the range of one-for-two (1:2) and one-for-ten (1:10), as determined by the Board of Directors.  On April 21, 2021, pursuant to such shareholder vote, our Board of Directors approved a one-for-five reverse split of the Company’s common stock. As a result, on May 7, 2021, the Company effected a common share consolidation (“Reverse Stock Split”) by means of a one-for-five (1:5) reverse split of its outstanding common stock,  which resulted in a decrease in outstanding common stock to 5,414,296 shares.  The Reverse Stock Split became effective on May 7, 2021 and the Company’s common stock began trading on The Nasdaq Capital Market on a split-adjusted basis on May 7, 2021.  The Company has retroactively adjusted all share amounts and per share data herein to give effect to the Reverse Stock Split.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of LMFA and its wholly-owned subsidiaries: LM Funding, LLC; LMF October 2010 Fund, LLC; REO Management Holdings, LLC (including all 100% owned subsidiary limited liability companies); LM Funding of Colorado, LLC; LM Funding of Washington, LLC; LM Funding of Illinois, LLC; US Digital Mining and Hosting Co., LLC and LMF SPE #2, LLC and various single purpose limited liability corporations owned by REO Management Holdings, LLC which own various properties. It also includes LMFA Sponsor LLC (a 70.5% owned subsidiary). All significant intercompany balances have been eliminated in consolidation.

Basis of Presentation

The consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The Company prepares its consolidated financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”).

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the evaluation of any probable losses on amounts funded under the Company’s New Neighbor Guaranty program as disclosed below, the evaluation of probable losses on balances due from a related party, the realization of deferred tax assets, the evaluation of contingent losses related to litigation, fair value estimates of real estate assets owned and reserves on notes receivables.

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

Settlement Costs with Associations

Associations working with the Company will at times incur costs in connection with litigation initiated by the Company against property owners and or mortgage holders. These costs include settlement agreements whereby the Association agrees to pay some monetary compensation to the opposing party or judgments against the Associations for fees of opposing legal counsel or other damages awarded by the courts. The Company indemnifies the Association for these costs pursuant to the provisions of the agreement between the Company and the Association. Costs incurred by the Company for these indemnification obligations for the year ended December 31, 2021 and 2020 were $2,000 and $31,885, respectively. The Company does not limit its indemnification based on amounts ultimately collected from property owners.

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

Under ASC 740-10-30-5, Income Taxes, deferred tax assets should be reduced by a valuation allowance if, based on the weight of available evidence, it is more-likely-than-not (i.e., a likelihood of more than 50%) that some portion or all of the deferred tax assets will not be realized. The Company considers all positive and negative evidence available in determining the potential realization of deferred tax assets including, primarily, the recent history of taxable earnings or losses. Based on operating losses reported by the Company during 2020 and 2019, the Company concluded there was not sufficient positive evidence to overcome this recent operating history. As a result, the Company believes that a valuation allowance is necessary based on the more-likely-than-not threshold noted above.  During the year ended December 31, 2020, the Company increased the valuation allowance to $4,658,226 to reflect a change in deferred tax assets. During the year ended December 31, 2021, the Company decreased the valuation allowance to $3,246,467 to reflect continuing losses.

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

Finance Receivables

Finance receivables are recorded at the amount funded or cost (by unit). The Company evaluates its finance receivables at each period end for losses that are considered probable and can be reasonably estimated in accordance with ASC 450-20. As discussed above, recoverability of funded amounts under the Company’s original product is generally assured because of the protection of the Super Lien Amount. However, the Company did have an accrual at December 31, 2021 and 2020, respectively for an allowance for credit losses for this program of $60,418 and $141,616.

Under the New Neighbor Guaranty program (special product), the Company funds amounts in excess of the Super Lien Amount. When evaluating the carrying value of its finance receivables, the Company looks at the likelihood of future cash flows based on historical payoffs, the fair value of the underlying real estate, the general condition of the Association in which the unit exists, and the general economic real estate environment in the local area. The Company estimated an allowance for credit losses for this program of $25,232 and $6,564 as of December 31, 2021 and December 31, 2020, respectively under ASC 450-20 related to its New Neighbor Guaranty program.

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

Investment in Securities

Investment in Securities includes investments in common stocks and convertible notes receivables. Investments in securities are reported at fair value with changes in unrecognized gains or losses included in other income on the income statement.  The fair value of the BORQ convertible note receivable is based on its classification as a trading securities.  The Symbiont convertible note receivable is reported at amortized costs less impairment.

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

The Company capitalizes costs incurred to acquire real estate owned properties and any costs incurred to get the units in a condition to be rented.  These costs include, but are not limited to, renovation/rehabilitation costs, legal costs, and delinquent taxes.  These costs are depreciated over the estimated minimum time period the Company expects to maintain possession of the units.  Costs incurred for unencumbered units are depreciated over 20 years and costs for units subject to a first mortgage are depreciated over 3 years.  As of December 31, 2021 and 2020, capitalized real estate costs, net of accumulated depreciation, were $80,057 and $18,767, respectively.

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

Right to Use Assets

The Company capitalizes all leased assets pursuant to ASU 2016-02, "Leases (Topic 842)," which requires lessees to recognize right-of-use assets and lease liability, initially measured at present value of the lease payments, on its balance sheet for leases with terms longer than 12 months and classified as either financing or operating leases.  As of December 31, 2021, right to use assets, net of accumulated amortization, was $59,969. Amortization expense for right to use assets for the twelve months ended December 31, 2021 was $100,698 while the payments totaled $103,646 for the twelve months ended December 31, 2021.

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

The Company issued 2,456,908 of common stock at various times during 2020 and 9,934,183 of common stock at various times during 2021.  The Company has weighted average these new shares in calculating income (loss) per share for the relevant period.

The Company has restated all share amounts to reflect the Reverse Stock Split.

Diluted income (loss) per share for the period equals basic loss per share as the effect of any convertible notes, stock based compensation awards or stock warrants would be anti-dilutive.

The anti-dilutive stock based compensation awards and convertible notes consisted of:

	As of December 31,
	2021	2020
Stock Options	3,956,827	3,860
Stock Warrants	7,702,441	2,718,012

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

Related Party

ASC 850 - Related Party Disclosures requires disclosure of related party transactions and certain common control relationships.  The Company disclosures related party transactions and such transactions are approved by the Company’s Board of Directors. See Note 12.

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

Non-cash Financing and Investing Activities

Financing of Insurance Premium – the Company financed the purchase of various insurance policies during the year ended December 31, 2021 and 2020 in the amount of $210,260 and $192,514, respectively, using a finance agreement.

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

Note 2. Finance Receivables – Original Product

The Company’s original funding product provides financing to Associations only up to the secured or “Super Lien Amount” as discussed in Note 1.  Finance receivables for the original product as of December 31, based on the year of funding are approximately as follows:

	2021	2020
Funded during the current year	$14,000	$25,000
1-2 years outstanding	4,000	12,000
2-3 years outstanding	2,000	9,000
3-4 years outstanding	3,000	12,000
Greater than 4 years outstanding	51,000	200,000
	74,000	258,000
Reserve for credit losses	(60,000)	(142,000)
Total	$14,000	$116,000

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

As of December 31, 2021, maximum future contingent payments under these arrangements was approximately $1,000.

Delinquent assessments and accrued charges under these arrangements as of December 31, are as follows:

	2021	2020
Finance receivables, net	$14,000	$53,000
Delinquent assessments	121,000	148,000
Accrued interest and late fees	45,000	57,000
Number of active units with delinquent assessments	8	20

Note 4. New Neighbor Guaranty Allowance for Credit Losses

Allowance for credit losses are recorded for losses that are considered “probable” and can be “reasonably estimated” in accordance with ASC 450-20.  Recoverability of the Company’s original product is generally assured because of the protection of the Super Lien amount under Florida statute and as such no allowance is recorded.

Credit losses on the New Neighbor Guaranty product were estimated by the Company and had a remaining balance of approximately $25,232 and $6,500 as of December 31, 2021 and 2020, respectively.

Note 5. Investments

Short-term Investments – convertible debt securities

December 31, 2021
Convertible note	$539,351
End of period	$539,351

December 31, 2021
Beginning of year	-
Investment in convertible debt security	$5,000,000
Accrued interest income on convertible debt security	179,101
Convertible debt and interest converted into marketable shares	(4,231,758)
Unrealized loss on convertible debt security	(407,992)
End of period	$539,351

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

During the year ended December 31, 2021, the Company converted $4,100,000 of the Borqs convertible note plus accrued interest of $131,760 into 5,960,829 shares. The remaining Borqs convertible note plus accrued interest ($947,342) can be converted into common shares at a conversion price of $0.6534 per share or 1,449,866 shares. The fair value of the convertible note plus accrued interest are based on their classification as trading securities and as such are reported at fair value. As of December 31, 2021 the Company considered the fair value of the Borq convertible note to be equal to the fair value of the stock on December 31, 2021 or $0.372 per share times the number of shares that it could be converted into based on a conversion price of $0.6534 or 1,449,866 shares which have a fair value of $539,351.   As of December 31, 2021, our re-measurement resulted in an unrealized loss of approximately $408,000 and is included within “Unrealized loss on convertible debt security” in the consolidated statements of operations.  The Company sold 1,064,935 shares in the year ending December 31, 2021 and classified the remaining 4,895,894 shares as marketable securities.

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

Marketable Securities

Our marketable equity securities are publicly traded stocks measured at fair value using quoted prices for identical assets in active markets and classified as Level 1 within the fair value hierarchy. Marketable equity securities as of December 31, 2021 and December 31, 2020 are as follows:

	Cost	Cost of Shares Sold	Gross Unrealized Gain (Loss)	Fair Value

Marketable equity securities, December 31, 2021	$4,766,349	$(1,246,708)	$(1,387,590)	$2,132,051

Marketable equity securities, December 31, 2020	$-		$-	$-

The Company sold 1,064,935 shares of Borqs shares for approximately $727,900 and realized a loss of approximately $307,200.

Digital Assets, net

During the year ended December 31, 2021, the Company purchased and received an aggregate of approximately $909,000 in Bitcoin and approximately $511,000 in Ether cryptocurrency. These digital assets are recorded at cost, net of any impairment losses incurred since acquisition. During the year ended December 31, 2021, we recorded an approximately $20,000 of impairment losses on such digital assets and upon the disposition of such digital assets realized a gain of approximately $503,000. The impairment loss was included within “Impairment loss on digital assets” and the realized gain was included within “Realized gain on digital assets” in the consolidated statements of operations.

Long-term Investments

In connection with LMF Acquisition Opportunities Inc (“LMAO”) initial public offering in January 2021, the Company’s affiliate LMFA Sponsor LLC purchased an aggregate 5,738,000 private placement warrants from LMAO (“Private Placement Warrants”) at a price of $1.00 per whole warrant. Each Private Placement Warrant is exercisable for one share of LMAO’s Class A common stock at a price of $11.50 per share, and as such meets the definition of a derivative as outlined within ASC 815, Derivatives and Hedging. The Private Placement Warrants are recorded at fair value and are classified in long-term "Investments" on the consolidated balance sheet. The fair value of the Private Placement Warrants is classified as level 3 in the fair value hierarchy as the calculation is dependent upon company specific adjustments to the observable trading price of LMAO’s public warrants for lack of marketability and related risk of forfeiture should no business combination occur. Subsequent changes in fair value will be recorded in the income statement during the period of the change. As of December 31, 2021, our re-measurement resulted in an unrealized loss of approximately $3,765,000 and is included within "Unrealized gain on investment and equity securities" within our consolidated statements of operations.

Long-term investments in equity securities of affiliates as of December 31, 2021 consist of the following:

December 31, 2021

LMF Acquisition Opportunities Inc. warrants	$ 1,973,413
End of period	$ 1,973,413

December 31, 2021

Beginning of year	$ -
Investments in affiliate	5,738,000
Unrealized loss on investment in affiliate	(3,764,587)
End of period	$ 1,973,413

Short-term Investments – note receivable

Short-term investments held to maturity in debt securities as of December 31, 2021 consist of the following:

December 31, 2021
Symbiont.IO Note Receivable	$2,000,000
End of period	$2,000,000

December 31, 2021
Beginning of year	$ -
Investments in Symbiont.IO	2,000,000
Unrealized loss	-
End of period	$2,000,000

The Company entered into a secured promissory note and loan agreement with Symbiont.IO, Inc. (“Symbiont”) on December 1, 2021 under which the Company agreed to lend Symbiont an aggregate principal amount of up to $3 million. The outstanding principal amount of the Loans will bear interest at a rate of 16% per annum. The outstanding principal, plus any accrued and unpaid interest, becomes due and payable on December 1, 2022. The Symbiont note is secured by a first priority perfected security interest in the assets of Symbiont. Concurrently with the execution of the Symbiont note, the Company and Symbiont entered into a First Refusal and Purchase Option Agreement, dated December 1, 2021 (the “ROFR Agreement”), to provide the Company with certain rights relating to the potential purchase of the capital stock or assets of Symbiont. Pursuant to the terms of the ROFR Agreement, in the event that Symbiont expects to accept a third-party offer that would result in a sale of Symbiont, then the Company will have the first right and option to purchase, upon the same terms and conditions as the third-party offer, the assets or capital stock of Symbiont, subject to certain terms and exclusions as described in the ROFR Agreement.  The Company’s rights under the ROFR Agreement are assignable to third parties. The ROFR Agreement will expire on December 1, 2022. Upon the occurrence of any Event of Default, the Company may, under its sole and absolute discretion, elect to convert the total outstanding principal and accrued but unpaid interest into shares of common stock of Symbiont at a conversion price per share equal to $3.0642 (subject to adjustment for any stock splits, reverse stock splits and similar changes in the capital stock of Symbiont).

Upon the occurrence of certain triggering events which includes the need by LMF Acquisition Opportunities under its Amended and Restated Certificate of Incorporation to pay an extension fee, the Company will loan to Symbiont up to an additional $1,000,000.00 for such extension payment.

As part of a $2 million loan to Symbiont.IO, Inc. in December 2021, the Company received 700,000 warrants. The Warrant is immediately exercisable at a purchase price of $3.0642 per share of Common Stock, subject to adjustment in certain circumstances, and will expire on December 1, 2026. The Company determined the warrants to have a nominal value due to lack of marketability.

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

The Company’s investment in the Sponsor represents 70.5% of the Sponsor’s initial risk capital. The LMAO IPO closed on January 28, 2021 and proceeds from LMAO’s IPO totaled $103.5 million. If LMAO does not complete a business combination within 18 months from the closing of LMAO’s IPO, the proceeds from the sale of the Private Placement Warrants (after LMAO IPO transaction costs) will be used to fund the redemption of the shares sold in the LMAO IPO (subject to the requirements of applicable law), and the private warrants will expire without value. The Sponsor holds approximately 20% of the total common shares (Class A and Class B) in LMAO along with the 5,738,000 Private Placement Warrants. The Sponsor is managed by the Company. The Company has determined that as a result of the LMAO IPO, we ceased having a controlling financial interest in LMAO as of January 25, 2021. The Company, therefore, accounts for the Sponsor under the equity method of accounting. Additionally, as our retained investment in LMAO qualifies for equity-method accounting, we were required to remeasure our retained interest at fair value and include any resulting adjustments as part of a gain or loss recognized on deconsolidation. The fair value calculation related to our retained interest in LMAO is dependent upon company-specific adjustments applied to both the observable trading price of LMAO’s Class A common stock and the transaction price of the January 28, 2021 and the related risk of forfeiture should LMAO not consummate a business combination. As a result of the remeasurement of our retained interest in LMAO, we recognized for the year ended December 31, 2021, an unrealized gain on securities of $4.65 million. within our consolidated statements of operations.

December 31, 2021
LMF Acquisition Opportunities Inc. common stock	$4,676,130
End of period	$4,676,130

December 31, 2021
Beginning of year	$25,000
Unrealized gain on initial investment in affiliate	4,651,130
End of period	$4,676,130

The net unrealized gain on securities from the Company’s investment in LMAO’s Class B shares and warrants totaled $0.8 million, for the year ended December 31, 2021.

Note 6. Real Estate Assets Owned

Real estate assets owned as reported in the accompanying consolidated balance sheets consist of the fair market value less cost to dispose for those foreclosed units acquired free and clear of any mortgage or other liens plus costs incurred by the Company in excess of original funding on units.  Real estate assets owned (free and clear of any mortgage) at December 31, 2021, and 2020, were approximately $80,000 and $18,800 respectively, consisting of two and one unit, at these dates.  The Company acquired one and none new unencumbered units, net of disposals during 2021 and 2020 that were capitalized at fair value less cost to dispose of approximately $0 and $0, respectively.  The fair market value of each unit was first applied to recover the Company’s investment with any remaining proceeds applied next to interest, late fees, legal fees, collection costs, and payable to the association.  Any excess proceeds still remaining were recognized as a gain.

Most units are quitclaimed to the Company without the Company incurring additional cost and are subject to mortgage. Total units within the real estate portfolio at December 31, 2021 and 2020 as a result of foreclosure action were, including those discussed above, 8 and 8, respectively.  During 2021 and 2020, the Company sold one and twelve units, respectively, and realized proceeds of approximately $nil and $73,000, respectively.  Any proceeds collected are first applied to recover the Company’s investment with any remaining proceeds applied next to interest, late fees, legal fees, collection costs and any amounts due to the community association.  Any excess proceeds still remaining are recognized as gain on sale of real estate assets.  If the future proceeds collected are lower than the Company’s carrying value, then a loss is recognized on the sale. There was no significant gain or loss on the disposal of real estate assets during 2021 or 2020.  Rental revenues collected in 2021 and 2020 were approximately $142,000 (net of cost recovery of $0) and $133,000, respectively (net of cost recovery of $0).

As mentioned above, upon a unit being quitclaim deeded to the Company, the Company becomes responsible for current association assessments.  The monthly contingent obligation for assessments due on these units to associations as of December 31, 2021 and 2020 approximates $4,600 and $3,000, respectively.

Note 7. Deposit on Mining Equipment

On September 8, 2021, the Company entered into a sale and purchase agreement (the “First Bitmain Purchase Agreement”) with Bitmain Technologies Limited (“Seller”) pursuant to which the Company agreed to purchase, and Seller agreed to supply to the Company, an aggregate of 1,002 Bitcoin S19J Pro Antminer cryptocurrency mining machines for an aggregate purchase price of $6.3 million (the “Mining Machines”).

On October 6, 2021, the Company entered into an additional sale and purchase agreement (the “Second Purchase Agreement” and, collectively with the First Bitmain Purchase Agreement, the Purchase Agreements) with Seller pursuant to which the Company agreed to purchase, and Seller agreed to supply to the Company, an aggregate of 4,044 mining machines for an aggregate purchase price of $25.3 million. The Purchase Agreement provides for delivery of the Mining Machines in batches over an estimated delivery timeframe starting in April 2022 and continuing through September 2022.  The Purchase Agreements require the Company to pay a nonrefundable amount of 25% of the total purchase price for the Mining Machines within 7 days of the date of the signing of the respective Purchase Agreement, an additional 35% of the batch price at least 6 months prior to shipment of such batch, and the remaining 40% of each batch price one month prior to the shipment of the batch.  The Purchase Agreements contain other customary terms, provisions, and conditions. The Company paid $7.9 million for the 25% as a deposit and $5.7 million for the 35% batch price for the machines and is classified within Deposit on mining equipment in long term assets. The Company also entered into an agreement with Miami based Bit5ive subsidiary Uptime Armory LLC to manufacture 18 Pod5ive specialty containers for approximately $3.1 million and paid $2.4million as a non-refundable deposit for the containers.  The Company also entered into a hosting agreement with Uptime Hosting LLC to house and service LMFA’s mining machines for $0.06 per kilowatt and the Company paid $0.8 million as a deposit for the hosting services and an additional deposit for each container three months prior to delivery at the hosting site of $44 thousand and a final deposit for each container one month prior to arrival at the hosting site of $44 thousand. The Company has a total of approximately $16.8 million classified as Deposit on mining equipment under these payment arrangements.

Note 8. Debt and Other Financing Arrangements

	Year ended December 31,
	2021	2020
Promissory note issued by a financial institution, bearing interest at 1.0%, interest and no principal payments. The note matures April 30, 2022. Annualized interest is 1.0%. This is a U.S. Small Business Administration’s Paycheck Protection Program (the “PPP Loan”)	$-	$185,785

Financing agreement with FlatIron capital that is unsecured. Down payment of $20,746 was required upfront and equal installment payments of $19,251 to be made over a 10 month period. The note matures on May 1, 2021. Annualized interest is 5.95%	-	96,257

Financing agreement with FlatIron capital that is unsecured. Down payment of $36,255 was required upfront and equal installment payments of $19,114 to be made over a 10 month period. The note matures on May 1, 2022. Annualized interest is 3.95%	114,688	-

	$114,688	$282,042

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

Minimum required principal payments on the Company’s debt as of December 31, 2021 are as follows :

Years Ending
December 31,
2022	$ 114,688
$ 114,688

Note 9. Commitments and Contingencies

Leases

The Company leases certain office space, construction and office equipment, vehicles and temporary housing generally under non-cancelable operating leases. Leases with an initial term of one year or less are not recorded on the balance sheet, and the Company generally recognizes lease expense for these leases on a straight-line basis over the lease term. As of December 31, 2021, the Company’s operating leases have remaining lease terms less than one year, some of which include options to renew the leases. The exercise of lease renewal options is generally at the Company’s sole discretion. The Company’s leases do not contain any material residual value guarantees or material restrictive covenants.

The Company determines if an arrangement is a lease at inception. Operating lease ROU assets and current and long-term operating lease liabilities are separately stated on the Consolidated Balance Sheet as of December 31, 2021. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The present value of future lease payments are discounted using either the implicit rate in the lease, if known, or the Company’s incremental borrowing rate for the specific lease as of the lease commencement date. The rate was determined as a fair value of the lease over a 37 month period using a 6.5% interest rate for the present value calculation. The ROU asset is also adjusted for any prepayments made or incentives received. The lease terms include options to extend or terminate the lease only to the extent it is reasonably certain any of those options will be exercised. Lease expense is recognized on a straight-line basis over the lease term. The Company accounts for lease components (e.g., fixed payments) separate from the non-lease components (e.g., common-area maintenance costs).

 The Company does not have any material financing leases.

The Company’s new office lease began July 15, 2019 and ends July 31, 2022. This office space is in a building owned by a board member. A related party has a sub-lease for approximately $4,900 per month plus operating expenses.

The Company shares this space and the related costs associated with this operating lease with a related party (see Note 12) that also performs legal services associated with the collection of delinquent assessments. Net rent expense recognized for the twelve months ended December 31, 2021 and 2020 were approximated $94,000 and $94,000, respectively.

The following table presents supplemental balance sheet information related to operating leases as of December 31, 2021:

	Balance Sheet Line Item	2021	2020
Assets
ROU assets	Right of use asset, net	$ 59,969	$ 160,667
Total lease assets		$ 59,969	$ 160,667

Liabilities
Current lease liabilities	Lease liability	$ 68,002	$ 103,646
Long-term lease liabilities	Lease liability	-	68,002
Total lease liabilities		$ 68,002	$ 171,648

Weighted-average remaining lease term (in years)		0.6	1.6
Weighted-average discount rate		6.55%	6.55%

The following table presents supplemental cash flow information and non-cash activity related to operating leases for the twelve months ended December 31, 2021 and 2020:

	2021	2020
Operating cash flow information
Cash paid for amounts included in the measurement of lease liabilities	$ 103,646	$ 94,235

The following table presents maturities of operating lease liabilities on an undiscounted basis as of December 31, 2021:

Operating Leases

2022	68,002
2023	-
68,002

 Legal Proceedings

Other than the lawsuits described below, we are not currently a party to material pending or threatened litigation proceedings. However, we frequently become party to litigation in the ordinary course of business, including either the prosecution or defense of claims arising from contracts by and between us and client Associations. Regardless of the outcome, litigation can have an adverse impact on us because of prosecution, defense, and settlement costs, diversion of management resources and other factors.

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

On March 9, 2022, legal counsel to a purported stockholder of the Company threatened to file a direct and derivative complaint  alleging breaches of fiduciary duty by the Company’s officers and directors, primarily with respect to (i) the Amended and Restated Employment Agreements entered into by the Company with each of Mr. Rodgers and Mr. Russell in October 2021; (ii) the approval of actions taken at our 2021 annual meeting of stockholders in December 2021; (iii) payments made to Business Law Group, P.A. in exchange for services provided pursuant to the Services Agreement between the Company and Business Law Group; and (iv) strategic advisory agreements entered into by us in connection with our planned cryptocurrency mining business.

Our board of directors is evaluating the matters raised by the purported stockholder and his legal counsel and is determining the actions, if any, that should be taken by the Company with respect to those matters. There can be no assurance as to whether any litigation will be commenced against the Company’s officers and directors with respect to the alleged breaches of fiduciary duty or that, if any such litigation is commenced, the Company will not incur material losses due to damages, penalties, costs and/or expenses as a result of such litigation or that any such losses will not have a material impact on the Company’s financial condition or results of operations. In the event an action is commenced, the Company intends to defend the action, but there can be no assurance that we will be successful in any defense. As of the date of filing of this Annual Report on Form 10-K, legal action has not been taken by the purported stockholder.

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

Note 10. Income Taxes

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

Under ASC 740-10-30-5, Income Taxes, deferred tax assets should be reduced by a valuation allowance if, based on the weight of available evidence, it is more-likely-than-not (i.e., a likelihood of more than 50%) that some portion or all of the deferred tax assets will not be realized. The Company considers all positive and negative evidence available in determining the potential realization of deferred tax assets including, primarily, the recent history of taxable earnings or losses. Based on operating losses reported by the Company during 2021 and 2020, the Company concluded there was not sufficient positive evidence to overcome this recent operating history. As a result, the Company believed that a valuation allowance was necessary based on the more-likely-than-not threshold noted above. The Company had recorded a valuation allowance of approximately $3,246,000 as of December 31, 2021 and $4,658,000 as of December 31, 2020.

Significant components of the tax expense (benefit) recognized in the accompanying consolidated statements of operations for the years ended December 31, 2021 and December 31, 2020 are as follows:

	Year Ended	Year Ended
	December 31, 2021	December 31, 2020
Current tax benefit
Federal	$290,238	$(955,977)
State	35,940	(197,796)
Total current tax expense (benefit)	326,178	(1,153,773)
Deferred tax expense	1,126,450	130,403
Valuation allowance (expense)	(1,126,450)	1,023,370
Income tax (reduction) benefit	$326,178	$-

The reconciliation of the income tax computed at the combined federal and state statutory rate of 27.1% for the year ended December 31, 2021 and 25.3% for the year ended December 31, 2020 to the income tax benefit is as follows:

	Year Ended December 31,		Year Ended December 31,
	2021	2021	2020	2020
Benefit on net loss	$1,445,949	27.1%	$(1,024,640)	25.3%
Nondeductible expenses	6,678	0.1%	1,271	—%
Valuation allowance (expense)	(1,126,449)	(21.1)%	1,023,369	25.3%
Other items	-	0.0%	-	0.0%
Tax expense (benefit)/effective rate	$326,178	6.1%	$-	0.0%

The significant components of the Company’s deferred tax liabilities and assets as of December 31, 2021 and December 31, 2020 are as follows:

	As of December 31,
	2021	2020
Deferred tax liabilities:
Tax expense for internally developed software	$-	$1,814
Deferred vendor stock compensation	(261,323)	-
Tax depreciation in excess of book	-	2,916
Total deferred tax liabilities	(261,323)	4,730
Deferred tax assets:
Loss carryforwards	2,101,401	3,913,579
Step up in basis at contribution to C-Corp	461,078	511,052
Stock option expense	669,959	124,876
Step up in basis - purchase of non-controlling interest	42,529	49,950
Allowance for credit losses	16,539	33,466
Unrealized loss on securities	216,284	-
Accrued liabilities	-	20,573
Total deferred tax asset	3,507,790	4,653,496
Tax rate change	-	-
Valuation allowance	(3,246,467)	(4,658,226)
Net deferred tax asset	$-	$-

As a result of various equity transactions prior to the incorporation, the former members of the Predecessor recognized taxable gains associated with redemption consideration and/or deficit capital accounts totaling approximately $5.25 million. In accordance with ASC 740-20-45-11, the Company accounted for the tax effect of the step up in income tax basis related to these transactions with or among shareholders and recognized a deferred tax asset and corresponding increase in equity of approximately $1.91 million. Federal net operating loss carryforwards of approximately $512,000 related to 2015, $3,850,000 related to 2016, $2,977,000 related to 2017, $1,408,000 related to 2018, $2,033,000 related to 2019, and $3,091,000 related to 2020 will expire in 2035, 2036 ,2037 , 2038, respectively and net operating loss generated after January 1, 2018 will not expire. The Company's federal and state tax returns for the 2017 through 2020 tax years generally remain subject to examination by U.S. and various state authorities.

Note 11. Stockholders’ Equity

Stock Issuance

Fiscal Year 2021

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

The Company issued 200,000 shares on November 4, 2021 pursuant to an agreement that is for one year with two vendors who provide consulting in the blockchain and crypto currency field.  The total fair value of the stock at the time of issuance was approximately $1,318,000 of which we expensed $219,667 for the year ended December 31, 2021.

The Company also issued 73,941 shares to management as part of their employment contracts of which $229,500 was expensed. The shares were physically issued in February 2022.

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

In connection with an underwritten public offering on August 18, 2020, the Company issued (i) 1,660,000 units (the “Units”), with each Unit consisting of one share of common stock, par value $0.001 per share (the “Common Stock”) and one warrant to purchase one share of common stock (the “Common Warrants”), and (ii) 340,000 pre-funded units (the “Pre-Funded Units”), with each pre-funded unit being comprised of one pre-funded warrant to purchase one share of common stock at an exercise price of $0.05 per share (the “Pre-Funded Warrants”) and one warrant to purchase one share of common stock. Each Unit was sold for a price of $4.50 per Unit, and each Pre-Funded Unit was sold for a price of $4.45 per Pre-Funded Unit. Pursuant to an over-allotment option in the underwriting agreement, the Company sold an additional 40,000 shares of Common Stock. The net proceeds of the offering were approximately $8,198,000.

Stock Warrants

The following is a summary of the stock warrant plan activity during the years ended December 31, 2021 and 2020:

	2021		2020
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Warrants Outstanding at Beginning of the year	2,718,012	$4.20	791,857	$27.25

Granted	7,481,041	5.03	2,240,000	4.50
Exercised	2,496,612	4.22	275,540	11.20
Adjustment	-	-	201,695	2.30
Forfeited	-	-	240,000	62.50

Warrants Outstanding and Exercisable at End of Year	7,702,441	$5.00	2,718,012	$4.20

The aggregate intrinsic value of the outstanding common stock warrants as of December 31, 2021 and 2020 was $177,000 and $256,000 respectively.

As part of its initial public offering, on October 23, 2015 the Company issued 240,000 warrants that allowed for the right to purchase 240,000 shares of common stock at an average exercise price of $62.50 per share. These warrants expired in the year 2020.

On October 31, 2018, the Company issued warrants as part of its secondary offering that allowed for the right to purchase 500,000 shares of common stock at an exercise price of $12.00 per share which were subsequently adjusted due to an issuance of shares in August 2020 to $3.35 per share. These warrants have an average remaining life of 1.8 years as of December 31, 2021. These warrants expire in the year 2023.  During the twelve months ended December 31, 2021 and 2020, warrants for 299,000 shares were exercised for approximately $1,004,000, warrants for 245,540 shares were exercised for approximately $2,946,000,respectively.

On August 18, 2020, the Company issued warrants as part of its secondary offering that allowed for the right to purchase 2,240,000 shares of common stock at an exercise price of $4.50 per share. These warrants have an average remaining life of 3.63 years as of December 31, 2021. These warrants expire in the year 2025.  During the twelve months ended December 31, 2021, warrants for 1,901,700 shares were exercised for $8,539,800 and December 31, 2020, warrants for 30,000 shares were exercised for $135,000.

On April 2, 2018, the Company issued warrants that allowed for the right to purchase 8,000 shares of common stock at an exercise price of $33.03 per share. If at any time these warrants are outstanding, the Company combines its outstanding shares of common stock into a smaller number of shares or enters into a corporate action or transaction to change the number of outstanding shares of common stock, then the exercise price will be adjusted along with the number of shares that can be purchased under this agreement. Due to the subsequent issuance of stock and warrants on October 31, 2018, these warrants represented the right to purchase 155,412 shares of common stock at an exercise price of $1.70 per share. These warrants were exercised under a cashless option for 129,836 common shares during the year ended December 31, 2021.

As part of its underwriting agreement dated, October 31, 2018, the Company issued additional warrants, effective May 1, 2019, to its underwriter as part of its secondary offering that allowed for the right to purchase 25,000 shares of common stock at an exercise price of $13.20 per share on or after May 1, 2019. These warrants expire on May 2, 2022.

During the twelve months ended December 31, 2021, warrants for 140,500 shares related to the 2021 Public Offerings were exercised for approximately $702,000.

Stock Options

The following is a summary of the stock option plan activity during the years ended December 31, 2021 and 2020:

	2021		2020
	Number of	Weighted Average	Number of	Weighted Average
	Options	Exercise Price	Options	Exercise Price
Options Outstanding at Beginning of the year	3,860	$302.55	3,860	$302.55

Granted	3,953,067	5.95	-	-
Exercised	-	-	-	-
Forfeited	100	625.00	-	-

Options Outstanding at End of Year	3,956,827	$6.20	3,860	$302.55

Options Exercisable at End of Year	3,760	$302.55	3,027	$340.40

The 2015 Omnibus Incentive Plan provided for the issuance of stock options, stock appreciation rights, performance shares, performance units, restricted stock, restricted stock units, shares of our common stock, dividend equivalent units, incentive cash awards or other awards based on our common stock. This plan was reconstituted into a new 2021 Omnibus Plan.  The 2021 Omnibus Plan is intended to allow us to continue to use equity awards as part of our ongoing compensation strategy for our key employees. Awards under the Plan will support the creation of long-term value and returns for our stockholders.

Awards may be granted alone or in addition to, in tandem with, or (subject to the 2021 Omnibus Incentive Plan’s prohibitions on repricing) in substitution for any other award (or any other award granted under another plan of ours or of any of our affiliates).

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

There were no awards in fiscal year 2020.

Option Awards – Fiscal Year 2021

In October 2021 the Company granted to its directors a total of 68,067 stock options at an exercise price of $5.95 per share that expire after 10 years. These awards will vest over a twelve month period with 50% after 6 months and the remaining 50% at end of twelve months. The grant date fair value of the options was $5.43.

The options awarded to the directors were valued using the Black-Scholes option pricing model. Total expense to be recognized after adjusting for forfeitures for the director options for these 2021 awards is approximately $332,600.

Significant assumptions used in the option-pricing model to fair value options granted were as follows:

2021
Risk-free rate	1.23%
Expected life	5.37 years
Expected volatility	128.21%
Expected dividend	—

In October 2021 the Company granted to its employees a total of 3,885,000 stock options at an exercise price of $5.95 per share that expire after 10 years. These awards will vest and become exercisable with respect to one third (1/3) of the total option shares on the first anniversary the issue date, and one thirty sixth (1/36) of the total option shares on the last day of each month thereafter (beginning with the first full month after the month in which the first anniversary of the vesting issue date occurs) but accelerate vesting if the share price exceeds $12.00 per share for ten consecutive trading days. The average grant date fair value of the options was $4.85.

The options awarded to its employees in 2021 were valued using the Monte Carlo option pricing model due to a market condition.  Total expense to be recognized after adjusting for forfeitures for the employee options for these 2021 awards is approximately $18.8 million.

Significant assumptions used in the option-pricing model to fair value options granted were as follows:

2021
Risk-free rate	1.58%
Cost of Equity	15.56%
Expected volatility	123.42%
Price Hurdle	$12.00
Expected life	10 years
Expected dividend	—

Compensation expense recognized for stock options for the years ended December 31, 2021 and 2020 was approximately $2,323,100 and $15,000, respectively.  The remaining unrecognized compensation cost associated with unvested stock options as of December 31, 2021 and 2020 is approximately $16,833,000 and $15,000, respectively.

At December 31, 2021 and 2020, the stock options had a remaining life of approximately 9.8 years and 6 years, respectively.

The aggregate intrinsic value of the outstanding common stock options as of December 31, 2021 and 2020 was $0 and $0 respectively.

Note 12. Related Party Transactions

Legal services for the Company associated with the collection of delinquent assessments from property owners was performed by a law firm (Business Law Group “BLG”) which was owned solely by Bruce M. Rodgers, the Chief Executive Officer of the Company until and through the date of its initial public offering. Following the initial public offering, Mr. Rodgers transferred his interest in BLG to other attorneys at the firm through a redemption of his interest in the firm, and BLG is now under control of those lawyers. The law firm has historically performed collection work primarily on a deferred billing basis wherein the law firm receives payment for services rendered upon collection from the property owners or at amounts ultimately subject to negotiations with the Company.

Under the agreement, the Company paid BLG a fixed monthly fee of $82,000 per month for services rendered.  The Company paid BLG a minimum per unit fee of $700 in any case where there is a collection event and BLG receives no payment from the property owner.  This provision has been expanded to also include any unit where the Company has taken title to the unit or where the Association has terminated its contract with either BLG or the Company.

Amounts collected from property owners and paid to BLG for 2021 and 2020 were approximately $984,700 and $1,002,200, respectively.  As of December 31, 2021 and 2020, receivables from property owners for charges ultimately payable to BLG were approximately $677,000 and $1,332,000, respectively.

Under the related party agreement with BLG in effect during 2021 and 2020, the Company pays all costs (lien filing fees, process and serve costs) incurred in connection with the collection of amounts due from property owners.  Any recovery of these collection costs are accounted for as a reduction in expense incurred.  The Company incurred expenses related to these types of costs of $97,000 and $127,000, during 2021 and 2020, respectively. Recoveries during 2021 and 2020 related to those costs were approximately $93,000 and $157,000, respectively.

The Company also shares office space, personnel and related common expenses with BLG.  All shared expenses, including rent, are charged to BLG based on an estimate of actual usage.  Any expenses of BLG paid by the Company that have not been reimbursed or settled against other amounts are reflected as due from related parties in the accompanying consolidated balance sheet. The charges for certain shared personnel totaled approximately $240,000 in 2021 and $240,000 in 2020.

The Company assessed the collectability of the amount due from BLG and concluded that even though BLG had repaid $252,771 during 2017, it did not have the ability to repay the remaining balance at the end of 2017 and as such took a reserve of approximately $1.4 million for the balance due as of December 31, 2017. In 2021 and 2020, the Company subsequently recouped $200,000 and $500,000, respectively of this write-off. Amounts payable to BLG as of December 31, 2021 was approximately $121,220 and a payable to BLG as of December 31, 2020 was $158,400.

On February 1, 2022, the Company consented to the assignment by BLG to the law firm BLG Association Law, PLLC (“BLGAL”) of the Services Agreement, dated April 15, 2015, previously entered into by the Company and Business Law Group, P.A. (the “Services Agreement”).  The Services Agreement had set forth the terms under which Business Law Group, P.A. would act as the primary law firm used by the Company and its association clients for the servicing and collection of association accounts.  The assignment of the Services Agreement was necessitated by the death of the principal attorney and owner of Business Law Group, P.A.  In connection with the assignment, BLGAL agreed to amend the Services Agreement on February 1, 2022, to reduce the monthly compensation payable to the law firm from $82,000 to $53,000 (the “Amendment”).  Bruce M. Rodgers, the chairman and CEO of the Company, is a 50% owner of BLGAL, and the assignment and Amendment was approved by the independent directors of the Company.

LMF had engaged BLG on behalf of many of its Association clients to service and collect the Accounts and to distribute the proceeds as required by Florida law and the provisions of the purchase agreements between LMF and the Associations. This engagement was subsequently assigned to BLGAL. Ms. Gould who is one of our directors, works as the General Manager of BLG

The Company advanced Craven $27,738 and it was settled in 2020.

Note 13. Investment in Note Receivable – Related Party

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

Note 14. Discontinued Operations

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

The operating results for IIU, Inc. have been presented in the accompanying consolidated statements of operations for the year ended December 31, 2021 and 2020 as discontinued operations are summarized below:

	2021	2020
Revenue	$ -	$ -
Total operating costs and expenses	-	-
Gain (Loss) from discontinued operations	-	-
Other expense, net	-	-
Gain on disposal of discontinued operations	-	16,428
Net gain (loss) from discontinued operations	$ -	$ 16,428

Net cash provided by operating activities	$ -	$ -
Net cash (used in) provided by investing activities	-	(246,914)

Net cash used in financing activities

Note 15. Subsequent Events

On February 1, 2022, LM Funding America, Inc. (the “Company”) consented to the assignment by the law firm of Business Law Group, P.A. to the law firm BLG Association Law, PLLC of the Services Agreement, dated April 15, 2015, previously entered into by the Company and Business Law Group, P.A. (the “Services Agreement”).  The Services Agreement had set forth the terms under which Business Law Group, P.A. would act as the primary law firm used by the Company and its association clients for the servicing and collection of association accounts.  The assignment of the Services Agreement was necessitated by the death of the principal attorney and owner of Business Law Group, P.A.  In connection with the assignment, BLGAL agreed to amend the Services Agreement  on February 1, 2022, to reduce the monthly compensation payable to the law firm from approximately $82,000 to $53,000 (the “Amendment”).  Bruce M. Rodgers, the chairman and CEO of the Company, is a 50% owner of BLGAL, and the assignment and Amendment was approved by the independent directors of the Company.

On February 22, 2022, the Company exercised its option in February 2022 to renew its office lease for another three years through July 31, 2025. The base rent is increased by 3% each year commencing on the first day of August 2022 which is estimated to be $98,355 per year.

In February 2022, the Company issued a total of 73,941 shares to our Chief Executive Officer and Chief Financial Officer pursuant to their employment agreements for service rendered in 2021 (Note 11).

Exhibit Index

Exhibit Number	Description

3.1	Certificate of Incorporation of LM Funding America, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Form 8-K/A filed on October 16, 2018

3.2	By-Laws of LM Funding America, Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 filed on June 25, 2015 (Registration No. 333-205232))

4.1	Form of Warrant Agreement. (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 (Amendment No. 1) filed on August 7, 2015 (Registration No. 333-205232))

4.2	Form of Common Stock Certificate. (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 (Amendment No. 2) filed on August 27, 2015 (Registration No. 333-205232))

4.3	Warrant to Purchase Common Shares, dated April 2, 2018, between the Company and Esousa Holdings LLC. (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on July 23, 2018)
4.4	Form of Common Warrant. (incorporated by reference to Exhibit 4.1 to Form 8-K filed on November 5, 2018)
4.5	Form of Underwriter’s Warrant. (incorporated by reference to Exhibit 4.2 to Form 8-K filed on November 5, 2018)
4.6	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to Form 8-K filed on August 18, 2020
4.7	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934, as amended (incorporated by reference to Exhibit 4.8 of the Form 10-K filed on April 14, 2020)
4.8	Representative’s Warrant, dated September 8, 2021 (incorporated by reference from Exhibit 4.1 from Form 8-K filed on September 9, 2021)
4.9	Form of Investor Warrant (incorporated by reference from Exhibit 4.2 from Form 8-K filed on September 9, 2021)
4.10	Warrant Agent Agreement, dated September 2, 2021 between the Company and VStock Transfer, LLC (incorporated by reference from Exhibit 4.3 from Form 8-K filed on September 9, 2021)

4.11	Form of Representative’s Warrant (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on October 20, 2021)
4.12	Form of Common Warrant (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on October 20, 2021)
4.13	Form of Common Stock Warrant (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on December 7, 2021)
10.1#	LM Funding America, Inc. 2015 Omnibus Incentive Plan. (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on October 23, 2015)

10.2#	Form of LM Funding America, Inc. 2015 Omnibus Incentive Plan Stock Option Award Agreement. (incorporated by reference to Exhibit 10.5 to the Form 8-K filed on October 23, 2015)

10.3#	Form of LM Funding America, Inc. 2015 Omnibus Incentive Plan Restricted Stock Award Agreement. (incorporated by reference to Exhibit 10.6 to the Form 8-K filed on October 23, 2015)

10.4

Services Agreement, dated April 15, 2015, between LM Funding, LLC and Business Law Group, P.A. (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 filed on June 25, 2015 (Registration No. 333-205232)

10.5

Software License Agreement, dated April 15, 2015, between LM Funding, LLC and Business Law Group, P.A. (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 filed on June 25, 2015 (Registration No. 333-205232))

10.6#

Form of Indemnification Agreement entered into between LM Funding America, Inc. and its directors and officers. (incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-1 filed on June 25, 2015 (Registration No. 333-205232)

10.7#

Amended and Restated Employment Agreement of Bruce M. Rodgers, dated September 30, 2020, by and between the Company and Bruce M. Rodgers (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on October 2, 2020)

10.8#

Amended and Restated Employment Agreement of Richard Russell, dated September 30, 2020, by and between the Company and Richard Russell (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on October 2, 2020)

10.9#	Warrant Agreement dated January 25, 2021 between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 25, 2021)

Exhibit Number	Description
10.10#

Letter Agreement, dated January 25, 2021, among LMF Acquisition Opportunities, Inc., its officers, its directors and LMFAO Sponsor, LLC (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 25, 2021)

10.11#

Registration Rights Agreement, dated January 25, 2021, among LMF Acquisition Opportunities, Inc., LMFAO Sponsor, LLC, and Maxim Partners LLC. (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on January 25, 2021)

10.12#

Private Placement Warrants Purchase Agreement, dated January 25, 2021, between LMF Acquisition Opportunities, Inc. and LMFAO Sponsor, LLC.. (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on January 25, 2021)

10.13	Loan Agreement, dated December 14, 2020, between LMFA Financing LLC and Esousa Holdings LLC. (incorporated by reference to Exhibit 10.13 to the Form 10-K filed on March 31, 2021)
10.14

Settlement Agreement and Stipulation, dated December 14, 2020, between LMFA Financing LLC and Borqs Technologies Inc. (incorporated by reference to Exhibit 10.14 to the Form 10-K filed on March 31, 2021)

10.15

Master Loan Receivables Purchase and Assignment Agreement dated December 10, 2020, between LMFA Financing LLC and Partners for Group V, L.P. and Partners for Growth IV, L.P. (incorporated by reference to Exhibit 10.15 to the Form 10-K filed on March 31, 2021)

10.16	Borqs Convertible Note dated February 24, 2021, between LMFA Financing LLC and Borqs Technoliges Inc. (incorporated by reference to Exhibit 10.14 to the Form 10-K filed on March 31, 2021)
10.17#

Amended and Restated Employment Agreement of Bruce M. Rodgers, dated October 27, 2021, by and between the Company and Bruce M. Rodgers (incorporated by reference to Exhibit 10.6 to the Form 8-K filed on November 11, 2021)

10.18#

Amended and Restated Employment Agreement of Richard Russell, dated October 27, 2021, by and between the Company and Richard Russell (incorporated by reference to Exhibit 10.7 to the Form 8-K filed on November 1, 2021)

10.19#	Ryan Duran, dated October 27, 2021, by and between the Company and Ryan Duran (incorporated by reference to Exhibit 10.8 to the Form 8-K filed on November 11, 2021)
10.20#	LM Funding America, Inc. 2021 Omnibus Incentive Plan. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on November 11, 2021)
10.21	Symbiont Secured Note dated December 1, 2021, between LMFA Financing LLC and Symbiont Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on December 7, 2021)
10.22

Non-Fixed Price Sales Purchase Agreement dated September 8, 2021, between LM Funding America, Inc. and Bitmain Technologies Limited. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on September 15, 2021)

10.23

Non-Fixed Price Sales Purchase Agreement dated October 6, 2021, between LM Funding America, Inc. and Bitmain Technologies Limited. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on October 6, 2021)

10.24

Sale and Purchase Agreement dated October 6, 2021, between US Digital Mining and Hosting Co. LLC and Uptime Armory LLC (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on October 6, 2021)

10.25	Hosting Agreement, dated October 6, 2021, between US Digital Mining and Hosting Co. LLC and Uptime Housing LLC (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on October 6, 2021)
10.26#	Form of Stock Option Award Agreement (2021 Omnibus Incentive Plan) (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on November 1, 2021)
10.27#	Form of Stock Option Award Agreement for executive officer option grants made on October 28, 2021 (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on November 1, 2021)
10.28#	Form of Stock Option Award Agreement for non-employee directors (incorporated by reference to Exhibit 10.5 to the Form 8-K filed on November 1, 2021)
10.29

Strategic Alliance Agreement, dated effective as of November 3, 2021, between LM Funding America, Inc. and OTC Miners Corp. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on November 10, 2021)

10.30

Strategic Alliance Agreement, dated effective as of November 3, 2021, between LM Funding America, Inc. and Spartan Crest Capital Corp. (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on November 10, 2021)

10.31	Form of Voting Agreement (incorporated by reference to Exhibit 10.19 to the Form S-1/A filed on October 8, 2021)
10.32#	LM Funding America, Inc. Non-Employee Director Compensation Program (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on November 1, 2021)
10.33	First Refusal and Purchase Option Agreement (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on December 7, 2021)
10.34

Services Agreement Amendment dated effective as of February 1, 2022, between LM Funding America, Inc. and BLG Association Law, PLLC (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on February 4, 2022)

21.1*	Subsidiaries of the registrant.

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

#	Indicates a management contract or compensatory arrangement.
*	Filed herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

LM FUNDING AMERICA, INC.

Date: March 31, 2022	By:	/s/ Bruce M. Rodgers
Bruce M. Rodgers
Chief Executive Officer and Chairman of the Board

KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Bruce M. Rodgers and Richard Russell and each of them, jointly and severally, his attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Bruce M. Rodgers
Bruce M. Rodgers	Chief Executive Officer and Chairman of the Board of Directors
	(Principal Executive Officer)	March 31, 2022

/s/ Richard Russell
Richard Russell	Chief Financial Officer
	(Principal Financial Officer and Principal Accounting Officer)	March 31, 2022

/s/ Carollinn Gould
Carollinn Gould	Member of the Board of Directors	March 31, 2022

/s/ Andrew Graham
Andrew Graham	Member of the Board of Directors	March 31, 2022

/s/ Frank Silcox	Member of the Board of Directors	March 31, 2022
Frank Silcox

/s/ Joel Rodgers	Member of the Board of Directors	March 31, 2022
Joel Rodgers

/s/ Douglas McCree	Member of the Board of Directors	March 31, 2022
Douglas McCree

/s/ Frederick Mills	Member of the Board of Directors	March 31, 2022
Frederick Mills

1