Form 10-K/A
period 2021-12-31
LM FUNDING AMERICA, INC.
filed 2022-05-02
CIK 1640384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-37605

LM FUNDING AMERICA, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	47-3844457
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1200 Platt Street Suite 100 Tampa, FL	33602
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (813) 222-8996

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading symbol	Name of each exchange on which registered
Common Stock par value $0.001 per share	LMFA	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the Registrant’s common stock outstanding as of April 25, 2022 was 13,091,883.

Explanatory Note

This Amendment No. 1 (this “Amendment”) amends the Annual Report on Form 10-K for the year ended December 31, 2021, of LM Funding America, Inc. (the “Company,” “we”, or “our”), which we filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2022 (the “Original Filing”). This Amendment is being filed to amend and restate Items 10, 11, 12, 13, and 14 of Part III of the Form 10-K in their entirety to provide the information that the Company indicated that it would incorporate by reference from its Proxy Statement for the 2022 annual report of the stockholders in reliance on General Instruction G(3) to Form 10-K.

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

Directors whose present terms continue until the second annual meeting of stockholders following the 2021 Annual Meeting (Class I):

Bruce M. Rodgers. Mr. Rodgers, age 58, serves as the Chairman of the Board of Directors, Chief Executive Officer and President of the Company. Prior to that, Mr. Rodgers owned Business Law Group, P.A. (“BLG”) and served as counsel to the founders of LM Funding, LLC, the company’s predecessor and wholly-owned subsidiary.  Mr. Rodgers was instrumental in developing the Company’s business model prior to inception.  Mr. Rodgers transferred his interest in BLG to attorneys within the firm by means of redemption of such interest in BLG prior to the Company going public in 2015. Effective February 1, 2022, BLG transferred the Services Agreement with the Company to BLG Association Law, PLLC in which Mr. Rodgers is a 50% owner.  The assignment of the Services Agreement was necessitated by the death of the principal attorney and owner of BLG.

Mr. Rodgers is also Chief Executive Officer, President and Chairman of the Board of Directors of LMF Acquisition Opportunities Inc a Nasdaq listed special purpose acquisition public company. Mr. Rodgers is a former business transactions attorney and was an associate of Macfarlane, Ferguson, & McMullen, P.A. from 1991 to 1995 and a partner from 1995-1998 and was an equity partner of Foley & Lardner LLP from 1998 to 2003. Originally from Bowling Green, Kentucky, Mr. Rodgers holds an engineering degree from Vanderbilt University (1985) and a Juris Doctor, with honors, from the University of Florida (1991). Mr. Rodgers also served as an officer in the United States Navy from 1985-1989 rising to the rank of Lieutenant, Surface Warfare Officer. Mr. Rodgers is a member of the Florida Bar and holds an AV-Preeminent rating from Martindale Hubbell.

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

Carollinn Gould. Ms. Gould, age 58, co-founded LM Funding, LLC, the Company’s predecessor and wholly-owned subsidiary in January 2008, and currently serves as a director of the Company. Ms. Gould served as Vice President – General Manager and Secretary for the Company until September 30, 2020. Prior to joining LM Funding, LLC, Ms. Gould owned and operated a recruiting company specializing in the placement of financial services personnel. Prior to that, Ms. Gould worked at Outback Steakhouse (NYSE: OSI ) (“OSI”) where she opened the first restaurant in 1989 and finished her career at OSI in 2006 as shared services controller for over 1,000 restaurants. Ms. Gould holds a Bachelor’s Degree in Business Management from Nova Southeastern University.

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

Directors whose present terms continue until the third annual meeting of stockholders following the 2021 Annual Meeting (Class II):

Douglas I. McCree. Mr. McCree, age 56, has served as a director of the Company since its initial public offering in October 2015. Mr. McCree has been with First Housing Development Corporation of Florida (“First Housing”) since 2000 and has served as its Chief

Executive Officer since 2004. First Housing provides financing for multifamily housing. From 1987 through 2000, Mr. McCree held various positions with Bank of America, N.A. including Senior Vice President—Affordable Housing Lending. Mr. McCree serves on numerous professional and civic boards. He received a B.S. from Vanderbilt University majoring in economics. Mr. McCree brings to the Board of Directors many years of banking experience and a strong perspective on public company operational requirements from his experience as Chief Executive Officer of First Housing.

Joel E. Rodgers, Sr. Mr. Rodgers, age 84, has served as a director of the company since its initial public offering in October 2015.  Mr. Rodgers has been Vice President of Allied Signal, Inc. (1987-1992) and CEO of Baron Blakeslee, Inc. (1985-1987).  Mr. Rodgers taught as a part-time Professor at Nova Southeastern University teaching finance, statistics, marketing, operations, and strategy. He has published numerous articles dealing with empowerment and corporate leadership. Mr. Rodgers represented the United States State Department in China, Mexico and Brazil in negotiations regarding the Montreal Protocol which dealt with limiting fluorocarbon discharge. Mr. Rodgers’ civic work extends to service on the library, hospital, and municipal utility boards of Bowling Green, Kentucky. Mr. Rodgers holds a Doctorate of Business Administration from Nova Southeastern University, a Masters of Business Administration from University of Kentucky, a Bachelor of Science in Mechanical Engineering from University of New Mexico and was a University of Illinois PhD candidate. He brings to our Board of Directors a lifetime of management, finance and marketing experience as well as an academic career of study in each.

Directors whose present terms continue until the next annual meeting of stockholders in 2022 (Class III):

Frank Silcox  Mr. Silcox, age 58, has served as a director of the company since January 2021. Mr. Silcox has been a Managing Director of Osprey Capital since March 2015. Osprey Capital is a direct private lender and investment group for commercial real estate. From 2008 until 2015, Mr. Silcox was co-founder and a Managing member of LM Funding LLC, a wholly-owned subsidiary of the Company. Mr. Silcox has owned FS Ventures since 2003 which makes a variety of investments in real estate ventures. Mr. Silcox holds a Bachelor of Science from the University of Tampa.

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

Andrew L. Graham. Mr. Graham, age 64, has served as a director of the Company since its initial public offering in October 2015. Since June 2008, Mr. Graham has served as Vice President, General Counsel and Secretary of HCI Group, Inc. (NYSE:HCI), a Tampa, Florida based company  with operations in insurance, technology and real estate. From 1999 to 2007, Mr. Graham served in various capacities, including as General Counsel, for Trinsic, Inc. (previously named Z-Tel Technologies, Inc.), a publicly-held provider of communications services headquartered in Tampa, Florida. From 2011 to 2015, Mr. Graham served on the Internal Audit Committee of Hillsborough County, Florida. From 2007 to 2011, he served on the Board of Trustees of Hillsborough Community College, a state institution serving over 45,000 students annually. Mr. Graham holds a Bachelor of Science, major in Accounting, from Florida State University and a Juris Doctor, as well as a Master of Laws (LL.M.) in Taxation, from the University of Florida College of Law. Mr. Graham was licensed in Florida as a Certified Public Accountant from 1982 to 2001. As a Certified Public Accountant, he audited, reviewed and compiled financial statements and prepared tax returns. Mr. Graham’s experience serving as general counsel to publicly-held companies brings to our Board of Directors a comprehensive understanding of public company operations, financial reporting, disclosure, and corporate governance, as well as perspective regarding potential acquisitions. With his accounting education and experience, he also brings a sophisticated understanding of accounting principles, auditing standards, internal accounting control and financial presentation and analysis.

Frederick Mills. Mr. Mills, age 64, has served as a director of the Company since August 2018 and has been a partner with the law firm Morrison & Mills, PA since 1989, a Tampa, Florida law firm that focuses on business law.  Since November, 2011, Mr. Mills has been a founder and board member of Apex Labs, Inc (toxicology lab in Tampa, FL). Mr. Mills serves on the Alpha Tau Omega (Florida chapter) Board of Trustees numerous professional and civic boards. He received a Bachelor of Science from the University of Florida majoring in accounting and received a J.D. from the University of Florida.    Mr. Mills brings to the Board of Directors many years of business and financial experience from his past experience as a founding board member and Audit Committee Chairman for Nature Coast Bank (OTCQB:NCBF), which was a publicly-held company, and his business law practice.

Arrangements as to Selection and Nomination of Directors

We are aware of no arrangements as to the selection and nomination of directors.

Executive Officers

The following table provides information with respect to our executive officers as of March 31, 2022:

Name	Age	Title
Bruce M. Rodgers	58	Chairman, Chief Executive Office and President
Richard Russell	61	Chief Financial Officer
Ryan Duran	37	Vice-President of Operations

Bruce M. Rodgers.  The biography for Mr. Rodgers can be found above under this Item 10. Directors, Executive Officers, and Corporate Governance.

Richard Russell Mr. Russell, age 61, has served as Chief Financial Officer of the Company since November 2017. Since 2016, he has provided financial and accounting consulting services with a focus on technical and external reporting, internal auditing, mergers & acquisitions, risk management, and CFO and controller services.  Mr. Russell also served as Chief Financial Officer for Mission Health Communities from 2013 to 2016 and, before that, Mr. Russell served in a variety of roles for Cott Corporation from 2007 to 2013, including Senior Director of Finance, Senior Director of Internal Auditing, and Assistant Corporate Controller.  Mr. Russell’s extensive professional experience with public companies includes his position as Director of Financial Reporting and Internal Controls for Quality Distribution a previously listed publicly held company traded on the Nasdaq Stock Exchange (“QLTY”) and as Danka’s Director of Reporting from 2001 to 2004 a previously listed publicly held office imaging company traded on both the London Stock Exchange and the Nasdaq Stock Exchange  (“DANKY”).  Mr. Russell also serves as Chief Financial Officer and as a director of LMF Acquisition Opportunities Inc., which is a publicly traded special purpose acquisition company that has been trading on the Nasdaq since January 2021. Mr. Russell also served on a part-time basis from December 2019 until February 2022 as Chief Financial Officer of Generation Income properties Inc. (“GIPR”), which is a publicly traded real estate company traded on the NASDAQ market.  Mr. Russell earned his Bachelor of Science in accounting and a Master’s in tax accounting from the University of Alabama, a Bachelor of Arts in international studies from the University of South Florida, and a Master’s in business administration from the University of Tampa.  On March 1, 2020, Mr. Russell was appointed to the board of directors for Trident Brands Inc. (“TDNT”), a publicly held consumer products company traded on the OTCQB market.  Mr. Russell was also Chairman of the Hillsborough County Internal Audit Committee and a member of the Committee from September 2016 to April 2021.

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

Corporate Governance

Board Meetings and Director Independence

During 2021, our Board of Directors held 11 meetings. All directors attended at least 75% of the meetings of the Board of Directors and the committees on which they served during 2021. In addition, the independent directors met in executive session periodically in 2021.  We have not established a policy with regard to the attendance of board members at annual stockholder meetings.

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

The Audit Committee is composed of three members: Andrew Graham, its chairman, Fred Mills and Douglas I. McCree. Since our common shares are listed on Nasdaq Capital Market, we are governed by its listing standards. Accordingly, the members of the Audit Committee are all “independent directors” pursuant to the definition contained in Rule 5605(a)(2) of the NASDAQ and the criteria for independence set forth in Rule 10A-3(b)(1) of the Securities and Exchange Commission. The Board of Directors has determined that Mr. Graham is an audit committee financial expert. The Audit Committee met formally four times during 2021. The Board of Directors has adopted a written Audit Committee Charter.

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

•	reviewing on a periodic basis the operation of our executive compensation programs to determine whether they are properly coordinated and achieving their intended purposes;
•	reviewing on a periodic basis the operation of our executive compensation programs to determine whether they are properly coordinated and achieving their intended purposes; and
•	reviewing and approving compensation to outside directors.

The Compensation Committee has the authority to determine the compensation of the named executive officers, except the Chief Executive Officer.  The Compensation Committee makes recommendations to the Board of Directors for non-employee directors and the Chief Executive Officer compensation and equity awards under the Company’s equity plans.  At least annually, the Compensation Committee considers the results of the Company’s operations and its financial position and makes compensation determinations.  The Compensation Committee did not engage or rely on consultants in determining compensation paid to executive officers in 2021 and 2020, instead relying on the judgment and knowledge of its own members. The Compensation Committee is composed of three members: Douglas I. McCree, its chairman, Fred Mills, and Frank Silcox, each of whom have been determined to be “independent” within the meaning of the SEC and NASDAQ regulations and is a “non-employee director” as defined in Section 16b-3 of the Exchange Act. The Board of Directors has adopted a formal Compensation Committee charter.   The Compensation Committee met formally two times during 2021.

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

The Nominating and Governance Committee is composed of three members: Andrew Graham, its chairman, Douglas I. McCree, and Frank Silcox. The Nominating and Governance Committee had no meetings in 2021. The Board of Directors has adopted a written Nominating and Governance Committee Charter.

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

Code of Ethics

We have adopted a code of ethics applicable to all employees and directors, including our Chief Executive Officer and Chief Financial Officer. We have posted the text of our code of ethics to our internet web site: www.lmfunding.com by clicking “Investors” at the top and then “Governance”. We intend to disclose any change to or waiver from our code of ethics by posting such change or waiver to our internet web site within the same section as described above. We will satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding any material amendment to our code of ethics, and any waiver from a provision of our code of ethics that applies to all employees, including our CEO and CFO, Controller or any person performing similar functions, by posting such information on our website at the internet website address set forth above.

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

Item 11. Executive Compensation.

Compensation of Named Executive Officers

Summary Compensation Table

The following table provides summary information concerning compensation for services rendered in all capacities awarded to, earned by or paid to our named executive officers during the years ended December 31, 2021 and 2020. The table does not include compensation for 2021 or 2020 for a named executive officer if such officer was not employed by the Company in 2021 or 2020.

				Stock	Option	All Other
	Fiscal	Salary	Bonus	Awards	Awards	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)(1)	($
Bruce Rodgers	2021	$330,812	$1,140,000	$144,375	$9,690,500	$9,506	$11,315,193
Chairman, CEO and President	2020	$362,500	$854,000	$—	$—	$8,757	$1,225,257
Richard Russell	2021	$193,090	$1,140,000	$75,000	$9,690,500	$29,298	$11,127,888
Chief Financial Officer	2020	188,322	595,000	—	—	27,112	810,434
Ryan Duran	2021	154,808	25,000	—	847,919	29,298	1,057,025
Vice President of Operations	2020	155,769	20,000	—	—	26,618	202,387

(1) These amounts consist of health insurance premiums paid by the Company in excess of non-executive contribution.

Employment Agreements

Certain executives’ compensation and other arrangements are set forth in employment agreements. These employment agreements are described below.

Bruce M. Rodgers.

On October 22, 2015, we entered into an employment agreement with Mr. Bruce M. Rodgers, our Chief Executive Officer and President. A cost-cutting initiative was implemented by the Company on August 31, 2016.  The employment agreement was subsequently amended to reduce Mr. Rodgers’ annual compensation to $269,500 but effective December 15, 2019, his employment agreement was amended to revert his annual base salary back to the amount originally set forth in the employment agreement, which was $385,000.  On September 30, 2020, the company and Bruce Rodgers entered into an Amended and Restated Employment Agreement under which Mr. Rodgers was appointed to continue to serve as the Chief Executive Officer of the company.  The agreement provided for a reduction of Mr. Rodgers’ annual base salary by $154,000 to a base salary of $231,000 in return for a cash payment of $539,000.  The agreement also provided that Mr. Rodgers may be granted annual bonuses at the discretion of the Board of Directors and provided for a one-time merit bonus of $315,000, which was paid on September 30, 2020. In addition, commencing on January 1, 2021, and on the first day of each subsequent calendar quarter for the remainder of the term of employment, Mr. Rodgers was entitled under the employment agreement to receive a grant of restricted common stock of the company with a grant date fair value equal to $48,125 under the company’s 2015 Omnibus Incentive Plan (the “2015 Plan”), with each grant vesting in four quarterly equal installments over a one year period.  However, Mr. Rodgers did not receive any such grants because of an insufficient number of shares available under the 2015 Plan. Under Mr. Rodgers’ employment agreement, Mr. Rodgers was also entitled to participate in all of the company’s pension, life insurance, health insurance, disability insurance and other benefit plans on the same basis as the company’s other employee officers participate.  The agreement also provided for a $1,500,000 lump-sum bonus upon any change of control (as defined in the agreement) during the term of the agreement, and all unvested restricted shares were to vest upon a change of control.  The term of the Mr. Rodgers’ employment agreement was for three years and was to be automatically renewed each year unless terminated for “cause,” as defined in the agreement. Mr. Rodgers was entitled to receive the base salary due under his employment for a period of 36 months after termination, if terminated “without cause” (including a non-renewal of the agreement by the company) or he terminates his own employment for a “good reason event,” as those terms are defined in the agreement, in addition to any accrued bonus as of the termination date and the accelerated vesting of any unvested options. Mr. Rodgers’ employment agreement contained certain non-competition covenants and confidentiality provisions.

In October 2021, Mr. Rodgers’ employment agreement was amended and restated to increase his base salary to $750,000.  The restated employment agreement deletes the quarterly grants of restricted common stock of the company with a grant date fair value equal to $48,125, as they were never paid, and instead provides for a grant of 48,662 shares of the company’s common stock that were paid in February 2022  An amount of shares equal to the taxes payable by Mr. Rodgers with respect to the grant will be withheld to satisfy such taxes.   The restated employment agreement provides for a lump-sum transaction bonus upon any change of control (as defined in the amended employment agreement) of 2% of the value of the transaction, provided that if the change of control transaction is not one in which the company is acquired, Mr. Rodgers will receive a cash transaction bonus equal to $15.0 million.  The terms of the restated employment agreement are otherwise materially same as Mr. Rodgers’ September 30, 2020 employment agreement.

Richard Russell.

On November 29, 2017, we entered into an employment agreement with Mr. Richard Russell, our Chief Financial Officer. Mr. Russell receives a base salary of $180,000 per year, subject to possible merit increase. Effective December 15, 2019, his employment agreement was amended to increase his compensation to $200,000.  On September 30, 2020, the company and Richard Russell entered into an Amended and Restated Employment Agreement under which Mr. Russell was appointed to continue to serve as the company’s Chief Financial Officer.  The agreement provided for a reduction of Mr. Russell’s annual base salary by $80,000 to a base salary of $120,000 in return for a cash payment of $280,000.  The agreement also provided that Mr. Russell may be granted annual bonuses at the discretion of the Board of Directors and provided for a one-time merit bonus of $315,000, which was paid on September 30, 2020. In addition, commencing on January 1, 2021, and on the first day of each subsequent calendar quarter for the remainder of the term of his employment, Mr. Russell was entitled under such agreement to receive a grant of restricted common stock of the company with a grant date fair value equal to $25,000 under the 2015 Plan, with each grant vesting in four quarterly equal installments over a one year period.  However, Mr. Russell did not receive any such grants because of an insufficient number of shares available under the 2015 Plan. Under the agreement, Mr. Russell was also entitled to participate in all of the company’s pension, life insurance, health insurance, disability insurance and other benefit plans on the same basis as the company’s other employee officers participate.  Mr. Russell’s employment  agreement also provided for a $500,000 lump-sum bonus upon any change of control (as defined in the agreement) during the term of the agreement, and all unvested restricted shares will vest upon a change of control.  The term of Mr.  Russell’s employment agreement was for three years and was to be automatically renewed each year unless terminated for “cause,” as defined in the agreement. Mr. Russell was entitled to receive the base salary due under his employment agreement for a period of 24 months after termination if terminated “without cause” (including a non-renewal of the agreement by the company) or he terminates his own employment for a “good reason event,” as those terms are defined in the agreement, in addition to any accrued bonus as of the termination date and the accelerated vesting of any unvested options. Mr. Russell’s employment agreement contains certain non-competition covenants and confidentiality provisions.

In October 2021, Mr. Russell’s employment agreement was amended and restated to increase his base salary to $500,000.  The restated employment agreement deletes the quarterly grants of restricted common stock of the company with a grant date fair value equal to $25,000, as they were never paid, and instead provides for a grant of 25,279 shares of the company’s common stock that were paid in February 2022.  An amount of shares equal to the taxes payable by Mr. Russell with respect to the grant will be withheld to satisfy such taxes.   The amendment provides for a lump-sum transaction bonus upon any change of control (as defined in the amended employment agreement) of 2% of the value of the transaction, provided that if the change of control transaction is not one in which the company is acquired, Mr. Russell will receive a cash transaction bonus equal to $10.0 million.   The terms of the restated employment agreement are otherwise materially same as Mr. Russell’s September 30, 2020 employment agreement.

Ryan Duran.

In March 2015, the Company entered into an employment agreement with Mr. Ryan Duran, our Vice President of Operations.  Effective February 15, 2019, Mr. Duran’s current compensation was increased to $150,000. On January 1, 2016, Mr. Duran was awarded an option grant for 83 shares of our common stock at an exercise price of $500.00 per share.  This option grant was fully vested upon issuance.

On October 27, 2021, the company and Ryan Duran entered into an Employment Agreement under which Mr. Duran will serve as the Executive Vice President of Operations of the company.  Mr. Duran’s employment agreement provides for an annual base salary of $175,000, and it provides that Mr. Duran may be granted annual bonuses at the discretion of the Board of Directors and may participate in the company’s equity incentive plans on the same terms as other senior executives.  The agreement provides that Mr. Duran is entitled to participate in all of the company’s pension, life insurance, health insurance, disability insurance and other benefit plans on the same basis as the company’s other employee officers participate.  The term of Mr. Duran’s employment agreement is through September 30, 2023 and is automatically renewed each year unless notice of non-renewal is provided by the company or Mr. Duran at least 30 days prior to the renewal date. Mr. Duran will be entitled to a lump sum severance payment of three times his base salary if he is terminated “without cause” (including a non-renewal of the agreement by the company) or he terminates his own employment for a “good reason event,” as those terms are defined in the agreement, in addition to any accrued bonus as of the termination date and the accelerated vesting of any unvested options and other equity awards. Mr. Duran’s employment agreement contains certain non-competition covenants and confidentiality provisions.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information on exercisable and unexercisable options and unvested stock awards held by the named executive officers on December 31, 2021.

	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Units That Have Not Vested	Market value of shares of units of stock that have not vested	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested
Bruce Rodgers	—	1,800,000	$ 5.95	10/28/2031	—	—	—	—
Richard Russell	—	1,800,000	5.95	10/28/2031	—	—	—	—
Richard Russell	500	—	625.00	11/29/2027	—	—	—	—
Richard Russell	1,500	—	50.00	5/29/2028	—	—	—	—
Ryan Duran	—	175,000	5.95	10/28/2031	—	—	—	—
Ryan Duran	83	—	500.00	1/2/2026	—	—	—	—
Ryan Duran	2,500	—	50.00	5/29/2028	—	—	—	—

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

The following table sets forth information with respect to compensation earned by each of our directors (other than those also serving as a “named executive officer”) during the year ended December 31, 2021 and 2020.

		Fees
		Earned or
		Paid in	Option
		Cash	Awards
Name	Year	($)(1)	($)	Total ($)
Carollinn Gould	2021	$25,000	$54,756	$79,756
	2020	$—	$—	$—
Andrew Graham	2021	$25,000	$68,445	$93,445
	2020	$60,000	$—	$60,000
Fred Mills	2021	$25,000	$68,445	$93,445
	2020	$45,000	$—	$45,000
Douglas I. McCree	2021	$25,000	$68,445	$93,445
	2020	$60,000	$—	$60,000
Martin A. Traber*	2021	$-	$—	$-
	2020	$60,000	$—	$60,000
Frank Silcox	2021	$25,000	$54,756	$79,756
	2020	$—	$—	$—
Joel E. Rodgers, Sr.	2020	$25,000	$54,756	$79,756
	2020	$60,000	$—	$60,000

Represents compensation for the period from January 1, 2021 through December 31, 2021 and January 1, 2020 through December 31, 2020.

*Mr. Traber ceased to be a director of our company in January 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The table below sets forth information with respect to shares of common stock that may be issued under our 2021 Omnibus Incentive Plan, as of December 31, 2021:

Equity Compensation Plan Information
	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	3,956,827	$6.20	1,043,173
Equity compensation plans not approved by security holders	-	$-	-

Principal Shareholders

The following table sets forth information regarding the beneficial ownership of our common stock as of April 25, 2022 by:

•	each person who is known by us to beneficially own more than 5% of our outstanding common stock,
•	each of our directors and named executive officers, and
•	all directors and executive officers as a group.

The number and percentage of shares beneficially owned are based on 13,091,883 common shares outstanding as of April 25, 2022. Information with respect to beneficial ownership has been furnished by each director, officer or beneficial owner of more than 5% of our common stock. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, which generally require that the individual have voting or investment power with respect to the shares. In computing the number of shares beneficially owned by an individual listed below and the percentage ownership of that individual, shares underlying options, warrants and convertible securities held by each individual that are exercisable or convertible within 60 days of March 25, 2022., are deemed owned and outstanding, but are not deemed outstanding for computing the percentage ownership of any other individual. Except as otherwise indicated in the footnotes to this table, or as required by applicable community property laws, all individuals listed have sole voting and investment power for all shares shown as beneficially owned by them. Unless otherwise indicated in the footnotes, the address for each principal shareholder is LM Funding America, Inc., 1200 West Platt Street, Suite 100, Tampa, Florida 33606.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage
5% Stockholders:	5% Stockholders:	5% Stockholders:
Eva Pacific (9)	1,050,000	8.1%
Level 33, 264 George Street Sydney NSW 2000, Australia
Bayfield Equity Partners Ltd (10)	1,050,000	8.1%
10 Market Street Nassau Bahamas N-3901
Mint Advisers (11)	1,040,000	8.0%
Western Road Nassau, The Bahamas
Caravel CAD Fund (12)	900,000	6.9%
Unit 7, Building Old Fort Bay Town Centre Nassau, New Providence, The Bahamas
AGN Holdings (13)	1,023,000	7.9%
2nd Floor College House 17 King Edwards Road, Ruislip London HA4 7AE, England
CVI Investments (14)	1,000,000	7.7%
P.O. Box 309GT Ugland House South Church Street George Town, Grand Cayman KY1-1104

Executive Officers and Directors
Bruce M. Rodgers (1)	93,592	*
Carollinn Gould (2)	93,592	*
Douglas I. McCree (3)	510	*
Joel E. Rodgers, Sr. (4)	120	*
Fred Mills (5)	520	*
Frank Silcox	140	*
Andrew L. Graham (6)	136	*
Richard Russell (7)	27,279	*
Ryan Duran (8)	583	*
All Executive Officers and Directors as a Group (9 individuals)	122,880	*

*	Represents less than 1% of beneficial ownership
(1)

Includes 46,473 shares beneficially owned by Bruce M. Rodgers Revocable Trust and Carol Linn Gould Revocable Trust, 4,417 shares beneficially owned by BRR Holding, LLC, 310 shares beneficially owned by Bruce M. Rodgers IRA, and 20 shares beneficially owned by Carollinn Gould IRA, of which 2,648 shares in the case of Bruce M. Rodgers Revocable Trust and Carol Linn Gould Revocable Trust, 30 shares in the case of BRR Holding, LLC and 78 shares in the case of Bruce M. Rodgers IRA are issuable upon the exercise of warrants to purchase shares of common stock. Bruce M. Rodgers is the sole Trustee of the Bruce M. Rodgers Revocable Trust and Carollinn Gould is the sole Trustee of the Carol Linn Gould Revocable Trust.  Bruce M. Rodgers, Carollinn Gould and their family, including trusts or custodial accounts of minor children of each of Mr. Rodgers and Ms. Gould owns 100% of the outstanding membership interests of BRR Holding, LLC, and therefore Mr. Rodgers and Ms. Gould may be deemed to have shared voting and investment power for all 47,357 shares owned by both Trusts and BRR Holding, LLC. This amount excludes 1,800,000 options that are not exercisable within 60 days after the record date of April 25, 2022.

(2)

Includes 43,825 shares of common stock and 2,648 shares of common stock issuable upon the exercise of warrants held by the two revocable trusts.  Bruce M. Rodgers, Carollinn Gould and their family, including trusts or custodial accounts of minor children of each of Mr. Rodgers and Ms. Gould, own 100% of the outstanding membership interests of each trust.

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

(7)

Includes 2,500 shares of common stock issuable upon the exercise of options at an exercise price of $125.00 that are currently exercisable or become exercisable within 60 days after March 29, 2019, includes 5,000 shares of common stock issuable upon the exercise of options at an exercise price of $10.00 that are currently exercisable or become exercisable within 60 days after April 25, 2022.  This amount excludes 2,500 options that are not exercisable 60 days after the record date of April 25, 2022. This amount excludes 1,800,000 options that are not exercisable within 60 days after the record date of April 25, 2022.

(8)

Includes 413 shares of common stock issuable upon the exercise of options at an exercise price of $125.00 that are currently exercisable or become exercisable within 60 days after March 29, 2020. Includes 833 shares of common stock issuable upon the exercise of options at an exercise price of $10.00 that are currently exercisable or become exercisable within 60 days after April 25, 2022. This amount excludes 833 options that are not exercisable 60 days after the record date of April 25, 2022. This amount excludes 175,000 options that are not exercisable within 60 days after the record date of April 25, 2022.

(9)	Excludes warrants to purchase 1,050,000 common shares at an exercise price of $5.00 per share.
(10)	Excludes warrants to purchase 1,050,000 common shares at an exercise price of $5.00 per share.
(11)	Excludes warrants to purchase 1,040,000 common shares at an exercise price of $5.00 per share.
(12)	Excludes warrants to purchase 900,000 common shares at an exercise price of $5.00 per share.
(13)	Excludes warrants to purchase 1,023,000 common shares at an exercise price of $5.00 per share.
(14)	Excludes warrants to purchase 1,000,000 common shares at an exercise price of $5.00 per share.

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

Item 14. Principal Accounting Fees and Services.

AUDIT FEES

The following table sets forth the aggregate fees for services related to the years ended December 31, 2021 and 2020 provided by MaloneBailey, LLP, our principal accountants:

Fee Category	2021	2020
Audit Fees - MaloneBailey, LLP (1)	$176,729	124,400
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees (2)	74,000	33,575
Total	$250,729	157,975

(1)

Audit Fees represent fees billed for professional services rendered for the audit of our annual financial statements and review of our quarterly financial statements included in our quarterly reports on Form 10-Q.

(2)	All Other Fees represent fees billed for services provided to us not otherwise included in the category above

MaloneBailey, LLP  Houston, TX (PCAOB ID No. 206)

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

10.19#	Employment Agreement of Ryan Duran, dated October 27, 2021, by and between the Company and Ryan Duran (incorporated by reference to Exhibit 10.8 to the Form 8-K filed on November 11, 2021)
10.20#	LM Funding America, Inc. 2021 Omnibus Incentive Plan. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on November 11, 2021)
10.21	Symbiont Secured Note dated December 1, 2021, between LMFA Financing LLC and Symbiont Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on December 7, 2021)
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

21.1	Subsidiaries of the registrant (incorporated by reference to Exhibit 21.1 to the Form 10-K filed on March 31, 2022).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

#	Indicates a management contract or compensatory arrangement.
*	Filed herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

LM FUNDING AMERICA, INC.

Date: May 2, 2022	By:	/s/ Bruce M. Rodgers
Bruce M. Rodgers
Chief Executive Officer and Chairman of the Board

1