Form 10-Q
period 2022-03-31
LM FUNDING AMERICA, INC.
filed 2022-05-16
CIK 1640384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

The registrant had 13,091,883 shares of Common Stock, par value $0.001 per share, outstanding as of May 9, 2022.

LM FUNDING AMERICA, INC.

TABLE OF CONTENTS

		Page

PART I.	FINANCIAL INFORMATION	3

Item 1.	Financial Statements	3

	LM Funding America, Inc. and Subsidiaries Condensed Consolidated Balance Sheets March 31, 2022 (unaudited) and December 31, 2021	3

	LM Funding America, Inc. and Subsidiaries Condensed Consolidated Statements of Operations Three Months Ended March 31, 2022 and 2021 (unaudited)	4

	LM Funding America, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows Three Months Ended March 31, 2022 and 2021 (unaudited)	5

	LM Funding America, Inc. and Subsidiaries Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three Months Ended March 31, 2022 and 2021 (unaudited)	6
	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	26

PART II.	OTHER INFORMATION	28

Item 1.	Legal Proceedings	28

Item 1A.	Risk Factors	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3.	Defaults Upon Senior Securities	28

Item 5.	Other Information	28

Item 6.	Exhibits	29

SIGNATURES		30

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

LM Funding America, Inc. and Subsidiaries Condensed Consolidated Balance Sheets

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Cash	$24,536,467	$32,559,185
Finance receivables:
Original product - net	20,543	13,993
Special product - New Neighbor Guaranty program, net of allowance for credit losses of	16,148	14,200
Short-term investments - convertible debt securities (Note 7)	845,424	539,351
Marketable securities (Note 7)	308,950	2,132,051
Short-term investments - debt security (Note 7)	2,106,082	2,000,000
Prepaid expenses and other assets	944,464	1,251,852
Income tax receivable (Note 4)	143,822	-
Note receivable from related party (Note 7)	310,000	-
Digital assets, net (Note 9)	504,366	-
Current assets	29,736,266	38,510,632
Fixed assets, net	14,820	17,914
Real estate assets owned	80,057	80,057
Operating lease - right of use assets (Note 5)	337,413	59,969
Long-term investments - equity securities (Note 7)	949,754	1,973,413
Investments in unconsolidated affiliates (Note 7)	4,713,390	4,676,130
Deposit on mining equipment (Note 8)	23,893,672	16,775,100
Other assets	10,726	10,726
Long-term assets	29,999,832	23,593,309
Total assets	$59,736,098	$62,103,941

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses	325,489	463,646
Note payable - short-term (Note 3)	57,344	114,688
Due to related party (Note 2)	373,800	121,220
Current portion of lease liability (Note 5)	90,072	68,002
Income tax payable (Note 4)	-	326,178
Other liabilities	1,725	-
Total current liabilities	848,430	1,093,734
Lease liability - long-term (Note 5)	248,475	-
Long-term liabilities	248,475	-
Total liabilities	1,096,905	1,093,734

Stockholders’ equity:
Preferred stock, par value $.001; 150,000,000 shares authorized; no shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	-	-
Common stock, par value $0.001; 350,000,000 shares authorized; 13,091,883 and 13,017,943 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	13,092	13,018
Additional paid-in capital	78,173,269	74,525,106
Accumulated deficit	(19,505,057)	(13,777,006)
Total stockholders’ equity	58,681,304	60,761,118
Non-controlling interest	(42,111)	249,089
Total stockholders’ equity	58,639,193	61,010,207
Total liabilities and stockholders’ equity	$59,736,098	$62,103,941

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

LM Funding America, Inc. and Subsidiaries Condensed Consolidated Statements of Operations (unaudited)

	For the Three Months Ended March 31,
	2022	2021
Revenues:
Interest on delinquent association fees	$101,268	$77,444
Administrative and late fees	16,708	15,071
Recoveries in excess of cost - special product	17,365	29,473
Underwriting and other revenues	16,791	22,703
Rental revenue	38,872	31,917
Total revenues	191,004	176,608

Operating Expenses:
Staff costs and payroll	4,292,197	1,301,981
Professional fees	774,820	482,943
Settlement costs with associations	160	-
Selling, general and administrative	114,920	99,769
Recovery of cost from related party receivable	-	(10,000)
Real estate management and disposal	31,481	18,290
Depreciation and amortization	3,094	1,696
Collection costs	(3,820)	2,048
Other operating expenses	8,384	7,545
Total operating expenses	5,221,236	1,904,272
Operating loss	(5,030,232)	(1,727,664)
Realized gain (loss) on securities	(395,181)	5,671,464
Unrealized gain on convertible debt security	288,320	-
Unrealized gain on marketable securities	130	-
Unrealized gain (loss) on investment and equity securities	(986,399)	595,392
Digital assets other income	4,366	-
Interest income	98,370	13,055
Interest expense	-	(464)
Dividend income	1,375	-

Income (loss) before income taxes	(6,019,251)	4,551,783
Income tax expense	-	(3,484)
Net income (loss)	(6,019,251)	4,548,299
Less: Net income (loss) attributable to non-controlling interest	291,200	(171,866)
Net income (loss) attributable to LM Funding America Inc.	$(5,728,051)	$4,376,433

Earnings/(loss) per share:
Basic income (loss) per common share - net income (loss) - attributable to LM Funding	$(0.44)	$0.87
Diluted income (loss) per common share - net income (loss) - attributable to LM Funding	$(0.44)	$0.80
Weighted average number of common shares outstanding:
Basic	13,060,736	5,047,498
Diluted	13,060,736	5,439,398

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

LM Funding America, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(6,019,251)	$4,548,299
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization	3,094	1,696
Right to use non cash lease expense	23,343	25,808
Stock compensation	329,500	-
Stock option expense	3,318,737	-
Accrued investment income	(96,657)	(12,784)
Digital assets other income	(4,366)
Gain on deconsolidation of affiliate	-	(43,623)
Unrealized gain on convertible debt security	(288,320)	-
Unrealized gain on marketable securities	(130)	(595,392)
Unrealized loss on investment and equity securities	986,399	-
Realized (gain) loss on securities	395,181	(5,671,464)
Proceeds from securities	1,428,050	21,218,918
Investment in convertible note receivable converted into marketable security	-	(15,547,454)
Change in assets and liabilities
Prepaid expenses and other assets	280,208	710,163
Digital assets, net	(500,000)	-
Accounts payable and accrued expenses	(136,430)	157,514
Advances (repayments) from related party	252,580	200,749
Lease liability payments	(30,242)	(24,971)
Income tax payable	(326,178)	3,484
Income tax receivable	(143,822)	-
Net cash provided by (used in) operating activities	(528,304)	4,970,943

CASH FLOWS FROM INVESTING ACTIVITIES:
Net collections of finance receivables - original product	(6,550)	14,206
Net collections of finance receivables - special product	(1,948)	(1,020)
Payments for real estate assets owned	-	(62,432)
Deposit for mining equipment	(7,118,572)	-
Investment in convertible note receivable	-	(1,666,500)
Loan to purchase securities	-	1,784,250
Investment in note receivable - related party	(310,000)	-
Repayment of loan to purchase securities	-	(1,784,250)
Investment in unconsolidated affiliate	-	(5,738,000)
Net cash (used in) provided by investing activities	(7,437,070)	(7,453,746)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments	-	(343,687)
Insurance financing repayments	(57,344)	(468,061)
Exercise of warrants	-	9,544,623
Net cash provided by (used in) financing activities	(57,344)	8,732,875
NET INCREASE (DECREASE) IN CASH	(8,022,718)	6,250,072
CASH - BEGINNING OF YEAR	32,559,185	11,552,943
CASH - END OF YEAR	$24,536,467	$17,803,015

SUPPLEMENTAL DISCLOSURES OF NON-CASHFLOW INFORMATION
ROU assets and operating lease obligation recognized	$300,787	$-
SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION
Cash paid for taxes	$470,000	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LM Funding America, Inc. and Subsidiaries Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2022 and 2021

(unaudited)

	Common Stock
	Shares	Amount	Additional paid in capital	Accumulated Deficit	Non-Controlling Interest	Total Equity

Balance - December 31, 2020	3,083,760	$3,084	$29,996,257	$(18,536,224)	$5,191	$11,468,308

Stock issued for warrants exercised	2,330,536	2,330	9,542,293	-	-	9,544,623
Net income	-	-	-	4,376,433	171,866	4,548,299
Balance - March 31, 2021	5,414,296	$5,414	$39,538,550	$(14,159,791)	$177,057	$25,561,230

Balance - December 31, 2021	13,017,943	$13,018	$74,525,106	$(13,777,006)	$249,089	$61,010,207
Stock issued for services	73,940	74	(74)	-	-	-
Stock compensation	-	-	329,500	-	-	329,500
Stock option expense	-	-	3,318,737	-	-	3,318,737
Net loss	-	-	-	(5,728,051)	(291,200)	(6,019,251)
Balance - March 31, 2022	13,091,883	$13,092	$78,173,269	$(19,505,057)	$(42,111)	$58,639,193

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LM FUNDING AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2022

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

The Company created two subsidiaries, LMFA Financing LLC on November 21, 2020 and LMFAO Sponsor LLC on October 29, 2020. LMFAO Sponsor LLC created a majority owned subsidiary LMF Acquisition Opportunities Inc. on October 29, 2020. The LM Funding America Inc. organized another subsidiary, US Digital Mining and Hosting Co., LLC., on September 10, 2021.

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

Before we implement the New Neighbor Guaranty program for an Association we are typically asked to conduct a review of its accounts receivable. After we have conducted the review, we inform the Association which Accounts we are willing to purchase and the terms of such purchase. Once we implement the New Neighbor Guaranty program, we begin making scheduled payments to the Association on the Accounts as if the Association had non-delinquent residents occupying the units underlying the Accounts. Our New Neighbor Guaranty contracts typically allow us to retain all collection proceeds on each Account other than special assessments and accelerated assessment balances. Thus, the Association foregoes the potential benefit of a larger future collection in exchange for the certainty of a steady stream of immediate payments on the Account.

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

We have committed to purchasing an aggregate of 5,046 Bitcoin S19J Pro Antminer cryptocurrency mining machines for an aggregate purchase price of $31.6 million (the “Mining Machines”). We received 841 Mining Machines during the first half of May 2022. We anticipate receiving the remaining Mining Machines to be delivered in batches over an estimated delivery timeframe starting in June 2022 and continuing through October 2022.  The Bitmain Purchase Agreements required us to pay $7.9 million or 25% of the total purchase price as a non-refundable deposit for the Mining Machines within 7 days of the date of the signing of the respective Bitmain Purchase Agreements, and additional 35% of the batch price at least 6 months prior to shipment of such batch, and the remaining 40% of each batch price one month prior to the shipment of the batch.

In October 2021, we also entered into a sale and purchase agreement (the “Uptime Purchase Agreement”) with Uptime Armory LLC (“Uptime”) pursuant to which US Digital agreed to purchase, and Uptime agreed to supply to US Digital, an aggregate of 18 modified 40-foot cargo containers (“POD5ive containers”) that will be designed to hold and operate 280 S19 Pro Antminers manufactured by Bitmain. The purchase price of the POD5ive containers totals $3.15 million of which $2.4 million or 75% was paid in 2021 as a non-refundable down payment and the remaining 25% is due within five business days after Uptime delivers a “notice of completion” of the equipment. On the same effective date, US Digital also entered into a hosting agreement with Uptime Hosting LLC to host the Company’s 18 POD5ive containers at a secure location and provide power, maintenance and other services specified in the contract for 6 cents per kilowatt with a term of one year. Under the hosting agreement we paid a deposit of $0.8 million in 2021 and will pay an additional deposit for each container three months prior to delivery at the hosting site of $44 thousand and a final deposit for each container one month prior to arrival at the hosting site of $44 thousand.

Reverse Stock Split

On May 11, 2020, our shareholders voted in favor of the approval of an amendment to our Certificate of Incorporation, in the event it is deemed advisable by our Board of Directors, to effect an additional reverse stock split of the Company’s issued and outstanding common stock at a ratio within the range of one-for-two (1:2) and one-for-ten (1:10), as determined by the Board of Directors On April 21, 2021, our Board of Directors approved a one-for-five reverse split of the Company’s common stock. As a result, on May 7, 2021, the Company effected a common share consolidation (“Reverse Stock Split”) by means of a one-for-five (1:5) reverse split of its outstanding common stock, which resulted in a decrease in outstanding common stock to 5,414,296 shares.  The Reverse Stock Split became effective on May 7, 2021 and the Company’s common stock began trading on The Nasdaq Capital Market on a split-adjusted basis on May 7, 2021.  The Company has retroactively adjusted all share amounts and per share data herein to give effect to the Reverse Stock Split.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of LMFA and its wholly-owned subsidiaries: LM Funding, LLC; LMF October 2010 Fund, LLC; REO Management Holdings, LLC (including all 100% owned subsidiary limited liability companies); LM Funding of Colorado, LLC; LM Funding of Washington, LLC; LM Funding of Illinois, LLC; US Digital Mining Hosting Co., LLC; LMF SPE #2, LLC. LMFAO Sponsor LLC and various single purpose limited liability corporations owned by REO Management Holdings, LLC which own various properties. It also includes LMFA Sponsor LLC (a 70.5% owned subsidiary). All significant intercompany balances have been eliminated in consolidation.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in the annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The interim condensed consolidated financial statements as of March 31, 2022 and for the Three Months ended March 31, 2022 and March 31, 2021, respectively are unaudited. In the opinion of management, the interim condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of the results for the interim periods. The accompanying consolidated balance sheet as of December 31, 2021, is derived from the audited consolidated financial statements presented in the Company’s Annual Report on Form 10-K for fiscal the year ended December 31, 2021.

Reclassifications

Certain prior period amounts on the balance sheet have been reclassified to conform to the current period presentation.

Digital Assets, net

When applicable, we account for all digital assets other than stablecoin as indefinite-lived intangible assets in accordance with ASC 350, Intangibles—Goodwill and Other. We have ownership of and control over our digital assets and use third-party custodial services to secure it. The digital assets are initially recorded at cost and are subsequently remeasured on the consolidated balance sheet at cost, net of any impairment losses incurred since acquisition. We account for stablecoin as financial assets in accordance with ASC 310, Receivables. The stablecoin are recorded at amortized cost, which approximates their fair value.

We determine the fair value of our digital assets that are accounted for as intangible assets in accordance with ASC 820, Fair Value Measurement, based on quoted prices on the active exchange(s) that we have determined is the principal market for such assets (Level 1 inputs). We perform an analysis each quarter to identify whether events or changes in circumstances indicate that it is more likely than not that our digital assets are impaired. If the current carrying value of a digital asset exceeds the fair value so determined, an impairment loss has occurred with respect to those digital assets in the amount equal to the difference between their carrying values and the price determined.

The impaired digital assets are written down to their fair value at the time of impairment and this new cost basis will not be adjusted upward for any subsequent increase in fair value. Gains are not recorded until realized upon sale, at which point they are presented separately from of any impairment losses.

During the three months ended March 31, 2022, the Company purchased an aggregate of $500,000 in stablecoin issued by Gemini Trust Company, LLC, (“GUSD”) that is backed by dollar denominated assets held by the issuer in segregated accounts with U.S.

regulated financial institutions.  The Company earns additional Gemini dollars on GUDS holdings, which we earned approximately $4 thousand in Gemini dollars during the period which is recognized as digital assets income.

As of March 31, 2022 we had $504,366 of GUSD. The GUSD is redeemable at a 1:1 exchange for USD at any time. The Company’s GUSD holdings are classified as Level 1 within the fair value hierarchy and carried at amortized cost, which approximates their fair value.

There is currently no specific guidance under GAAP or alternative accounting framework for the accounting for digital assets recognized as revenue or held, and management has exercised significant judgment in determining the appropriate accounting treatment. In the event authoritative guidance is enacted by the FASB, the Company may be required to change its policies, which could have an effect on the Company’s consolidated financial position and results from operations.

Investment in Securities

Investment in Securities includes investments in common stocks, note receivables, and convertible notes receivables. Investments in securities are reported at fair value with changes in unrecognized gains or losses included in other income on the income statement.  The fair value of the BORQ convertible note receivable is based on its classification as a trading security. The Symbiont note receivable is reported at amortized costs less impairment.

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

The Company issued approximately 74 thousand shares and 2.3 million shares at various times during the Three Months ended March 31, 2022 and March 31, 2021, respectively, and has weighted averaged these new shares in calculating income (loss) per share for the relevant period.

The Company has restated all share amounts to reflect the Reverse Stock Split.

Diluted income (loss) per share for the period equals basic loss per share as the effect of any convertible notes, stock based compensation awards or stock warrants would be anti-dilutive.

The anti-dilutive stock based compensation awards consisted of:

	As of March 31,
	2022	2021
Stock Options	3,956,827	3,860
Stock Warrants	7,702,441	391,900

Note 2. Due to Related Party

Legal services for the Company associated with the collection of delinquent assessments from property owners are performed by a law firm, Business Law Group (“BLG”), which was owned solely by Bruce M. Rodgers, the Chief Executive Officer of LMFA, until and through the date of the Company’s filing initial public offering in 2015. Following the offering in 2015, Mr. Rodgers transferred his interest in BLG to other attorneys at the firm through a redemption of his interest in the firm, and BLG became under control of those lawyers. The law firm has historically performed collection work primarily on a deferred billing basis wherein the law firm receives payment for services rendered upon collection from the property owners or at amounts ultimately subject to negotiations with the Company.

Under the agreement, the Company paid BLG a fixed monthly fee of $82,000 for services rendered. The Company paid BLG a minimum per unit fee of $700 in any case where there is a collection event and BLG receives no payment from the property owner.  This provision has been expanded to also include any unit where the Company has taken title to the unit or where the association has terminated its contract with either BLG or the Company.

On February 1, 2022, the Company consented to the assignment by BLG to the law firm BLG Association Law, PLLC (“BLGAL”) of the Services Agreement, dated April 15, 2015, previously entered into by the Company and Business Law Group, P.A. (the “Services Agreement”).  The Services Agreement had set forth the terms under which Business Law Group, P.A. would act as the primary law firm used by the Company and its association clients for the servicing and collection of association accounts.  The assignment of the Services Agreement was necessitated by the death of the principal attorney and owner of Business Law Group, P.A.  In connection with the assignment, BLGAL agreed to amend the Services Agreement on February 1, 2022, to reduce the monthly compensation payable to the law firm from $82,000 to $53,000 (the “Amendment”).  Bruce M. Rodgers, the chairman and CEO of the Company, is a 50% owner of BLGAL, and the assignment and Amendment was approved by the independent directors of the Company. A $150 thousand termination fee was also paid to BLG in association with the assignment.

The Company had originally engaged BLG on behalf of many of its Association clients to service and collect the Accounts and to distribute the proceeds as required by Florida law and the provisions of the purchase agreements between LMF and the Associations. This engagement was subsequently assigned to BLGAL as described above. Ms. Gould who is one of our directors, worked as the General Manager of BLG and works as the General Manager of BLGAL .

Amounts collected from property owners and paid to BLG or BLGAL as applicable for the Three Months ended March 31, 2022 and 2021 were approximately $188,000 and $246,000, respectively.  As of March 31, 2022 and December 31, 2021, receivables from property owners for charges ultimately payable to BLGAL or BLGAL were approximately $643,000 and $677,000, respectively.

Under the Services Agreement in effect during the Three Months ended March 31, 2022 and 2021, the Company pays all costs (lien filing fees, process and serve costs) incurred in connection with the collection of amounts due from property owners.  Any recovery of these collection costs is accounted for as a reduction in expense incurred.  The Company incurred expenses related to these types of costs for the Three Months ended March 31, 2022 and 2021 in the amounts of $24,000 and $22,000, respectively. Recoveries during the Three Months ended March 31, 2022 and 2021, related to those costs were approximately $20,000 for 2022 and $ 19,000  for 2021, respectively.

The Company also shares office space and related common expenses with BLGAL (and previously BLG).  All shared expenses, including rent, are charged to BLG based on an estimate of actual usage.  Any expenses of BLGAL and BLG paid by the Company that have not been reimbursed or settled against other amounts are reflected as due from related parties in the accompanying consolidated balance sheets.  BLGAL and BLG, as applicable were charged a total of approximately $15,000 and $17,000 for the office sub-lease during the Three Months ended March 31, 2022 and 2021, respectively.

In 2017, the Company assessed the collectability of the amount due from BLG and concluded that even though BLG had repaid $252,771 during 2017, it did not have the ability to repay the remaining balance at the end of 2017 and as such took a reserve of approximately $1.4 million for the balance due as of December 31, 2017. In 2021 and 2020, the Company subsequently recouped $200,000 and $500,000, respectively, of this write-off. Additional recoveries of the reserve are not expected. No amounts were recouped in 2022.

Amounts payable to BLGAL and BLG, in aggregate as of March 31, 2022 and December 31, 2021 were approximately $373,800 and $121,200, respectively.

Note 3. Debt and Other Financing Arrangements

	March 31, 2022	December 31, 2021

Financing agreement with FlatIron capital that is unsecured. Down payment of $36,255 was required upfront and equal installment payments of $19,114 to be made over a 10 month period. The note matures on May 1, 2022. Annualized interest is 3.95%	$57,344	$114,688

	$57,344	$114,688

Note 4. Income Taxes

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

Under ASC 740-10-30-5, Income Taxes, deferred tax assets should be reduced by a valuation allowance if, based on the weight of available evidence, it is more-likely-than-not (i.e., a likelihood of more than 50%) that some portion or all of the deferred tax assets will not be realized. The Company considers all positive and negative evidence available in determining the potential realization of deferred tax assets including, primarily, the recent history of taxable earnings or losses. Based on operating losses reported by the Company during 2022 and 2021, the Company concluded there was not sufficient positive evidence to overcome this recent operating history. As a result, the Company believed that a valuation allowance was necessary based on the more-likely-than-not threshold noted above. The Company had recorded a valuation allowance of approximately $4,677,000 as of March 31, 2022 and $3,246,000 as of December 31, 2021.

Significant components of the tax expense (benefit) recognized in the accompanying consolidated statements of operations for the Three Months ended March 31, 2022 and March 31, 2021 are as follows:

	Three Months Ended	Three Months Ended
	March 31, 2022	March 31, 2021
Current tax benefit
Federal	$(361,715)	$911,648
State	(48,102)	188,624
Total current tax expense (benefit)	(409,817)	1,100,272
Deferred tax expense	(1,021,132)	8,214
Valuation allowance (expense)	1,430,949	(1,105,002)
Income tax (reduction) benefit	$-	$3,484

The reconciliation of the income tax computed at the combined federal and state statutory rate of 23.8% for the Three Months ended March 31, 2022 and 24.3% for the Three Months ended March 31, 2021 to the income tax benefit is as follows:

	Three Months Ended		Three Months Ended
	March 31, 2022		March 31, 2021
Benefit on net loss	$(1,432,139)	23.8%	$1,107,447	24.3%
Nondeductible expenses	1,190	0.0%	1,039	0.0%
Valuation allowance (expense)	1,430,949	(23.8)%	(1,105,002)	(24.3)%
Tax benefit/effective rate	$-	(—)%	$3,484	(—)%

The significant components of the Company’s deferred tax liabilities and assets as of March 31, 2022 and December 31, 2021 are as follows:

	As of March 31, 2022	As of December 31, 2021
Deferred tax liabilities:
Deferred vendor stock compensation	$(182,926)	$(261,323)
Total deferred tax liabilities	(182,926)	(261,323)
Deferred tax assets:
Loss carryforwards	2,511,217	2,101,401
Step up in basis at contribution to C-Corp	449,165	461,078
Stock option expense	1,459,575	669,959
Step up in basis - purchase of non-controlling interest	41,439	42,529
Allowance for credit losses	16,539	16,539
Unrealized loss on securities	382,407	216,284
Total deferred tax asset	4,860,342	3,507,790
Valuation allowance	(4,677,416)	(3,246,467)
Net deferred tax asset (liability)	$-	$-

During the Three months ended March 31, 2022, the Company offset $1.4 million of it’s tax recovery with $1.4 million of its valuation allowance. During the Three Months ended March 31, 2021, the Company offset $1.1 million of it’s tax expense with $1.1 million of its valuation allowance.

Note 5. Commitments and Contingencies

Leases

The Company leases certain office space, construction and office equipment, vehicles and temporary housing generally under non-cancelable operating leases. Leases with an initial term of one year or less are not recorded on the balance sheet, and the Company generally recognizes lease expense for these leases on a straight-line basis over the lease term. As of March 31, 2022, the Company’s operating leases have remaining lease terms ranging from less than one year to three years, some of which include options to renew the leases. The exercise of lease renewal options is generally at the Company’s sole discretion. The Company’s leases do not contain any material residual value guarantees or material restrictive covenants.

The Company determines if an arrangement is a lease at inception. Operating lease ROU assets and current and long-term operating lease liabilities are separately stated on the Consolidated Balance Sheet as of March 31, 2022. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The present value of future lease payments are discounted using either the implicit rate in the lease, if known, or the Company’s incremental borrowing rate for the specific lease as of the lease commencement date. The ROU asset is also adjusted for any prepayments made or incentives received. The lease terms include options to extend or terminate the lease only to the extent it is reasonably certain any of those options will be exercised. Lease expense is recognized on a straight-line basis over the lease term. The Company accounts for lease components (e.g., fixed payments) separate from the non-lease components (e.g., common-area maintenance costs). The Company does not have any material financing leases

The Company’s office lease began July 15, 2019 and was due to expire on July 31, 2022. During the three months ended March 31, 2022 the Company exercised its option to extend its office lease to July 31, 2025. Due to the lease extension, the Company remeasured the lease liability and ROU asset associated with the lease. The Company accounted for the lease extension as a lease modification under ASC 842. At the effective date of modification, the Company recorded an adjustment to the right-of-use asset and lease liability in the amount of $300,787 based on the net present value of lease payments discounted using an estimated borrowing rate of 7.5%.

A related party has a sub-lease for approximately $4,900 per month plus operating expenses.

The Company shares this space and the related costs associated with this operating lease with a related party (see Note 2) that also performs legal services associated with the collection of delinquent assessments.  Net rent expense recognized for the Three Months ended March 31, 2022 and 2021 were approximately $23,400 and $24,900, respectively.

The following table presents supplemental balance sheet information related to operating leases as of March 31, 2022 and December 31, 2021:

	Balance Sheet Line Item	March 31, 2022	December 31, 2021
Assets
ROU assets	Right of use asset, net	$337,413	$59,969
Total lease assets		$337,413	$59,969

Liabilities
Current lease liabilities	Lease liability	$90,072	$68,002
Long-term lease liabilities	Lease liability	248,475	-
Total lease liabilities		$338,547	$68,002

Weighted-average remaining lease term (in years)		3.36	0.60
Weighted-average discount rate		7.49%	6.55%

The following table presents supplemental cash flow information and non-cash activity related to operating leases for the Three Months ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Operating cash flow information
'Cash paid for amounts included in the measurement of lease liabilities	$(30,242)	$(24,971)
Non-cashflow information
ROU assets and operating lease obligation recognized	$300,787	$-

The following table presents maturities of operating lease liabilities on an undiscounted basis as of March 31, 2022:

Operating Leases
2022 (excluding the three months ended March 31, 2022)	$68,328
2023	90,823
2024	103,805
2025	75,591

$338,547

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

On March 9, 2022, legal counsel to a purported stockholder of the Company threatened to file a direct and derivative complaint  alleging breaches of fiduciary duty by the Company’s officers and directors, primarily with respect to (i) the Amended and Restated Employment Agreements entered into by the Company with each of Mr. Rodgers and Mr. Russell in October 2021; (ii) the approval of actions taken at our 2021 annual meeting of stockholders in December 2021; (iii) payments made to Business Law Group, P.A. in exchange for services provided pursuant to the Services Agreement between the Company and Business Law Group; and (iv) strategic advisory agreements entered into by us in connection with our planned cryptocurrency mining business. As of the date of filing of this quarterly report on Form 10-Q, the Company and the purported stockholder have agreed in principle to a settlement of the stockholder’s alleged claims under which the Company would be required to seek a new independent director to replace Joel Rodgers, would be required to engage a compensation consultant to review certain sections of the Company’s executive employment agreements and to make changes in response to the consultant’s recommendation, and to pay certain attorney fees in an amount to be agreed upon.  There is no assurance that the agreement in principle will result in a final settlement.

Note 6. Stockholders’ Equity

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

The following is a summary of the stock option plan activity during the Three Months ended March 31, 2022 and 2021:

	2022		2021
	Number of	Weighted Average	Number of	Weighted Average
	Options	Exercise Price	Options	Exercise Price
Options Outstanding at Beginning of the year	3,956,827	$6.22	3,860	$302.55
Granted	-	-	-	-
Exercised	-	-	-	-
Adjustment	-	-	-	-
Forfeited	-	-	-	-

Options Outstanding at March 31,	3,956,827	$6.22	3,860	$302.55

Options Exercisable at March 31,	3,760	$293.95	3,193	$320.00

Stock compensation expense recognized for the Three Months ended March 31, 2022 and 2021 was approximately $ 3,318 thousand and $nil. thousand, respectively. There was $13.5 million of unrecognized compensation cost associated with unvested stock options as of March 31, 2022.

The aggregate intrinsic value of the outstanding common stock options as of March 31, 2022 and December 31, 2021 was approximately $0 and $0, respectively.

Stock Issuance

In the year ended December 31, 2021, the Company issued 73,940 shares to management as part of their employment contracts of which $229,500 was expensed. The shares were physically issued in February 2022.

The Company issued 200,000 shares on November 4, 2021 pursuant to an agreement that is for one year with two vendors who provide consulting in the blockchain and crypto currency field.  The total fair value of the stock at the time of issuance was approximately $1,318,000 of which we expensed $329,500 for the Three Months ended March 31, 2022.

Warrants

The following is a summary of the warrant activity during the Three Months ended March 31, 2022 and 2021:

	2022		2021
	Number of	Weighted Average	Number of	Weighted Average
	Warrants	Exercise Price	Warrants	Exercise Price
Warrants Outstanding at Beginning of the year	7,702,441	$5.00	2,718,012	$4.20

Granted	-	-	-	-
Exercised	-	-	(2,326,112)	4.08

Warrants Outstanding at March 31,	7,702,441	$5.00	391,900	$4.35

During the Three Months ended March 31, 2021, the Company received approximately $9.5 million upon the exercise by warrant holders of warrants for approximately 2.3 million shares.  There was also a cashless warrant exercise for approximately 129,800 shares on January 29, 2021. The aggregate intrinsic value of the outstanding common stock warrants as of March 31, 2022 and December 31, 2021 was approximately $0 and $177,000 respectively.

Note 7. Investments

Short-term Investments – convertible debt securities

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

During the year ended December 31, 2021, the Company converted $4,100,000 of the Notes plus accrued interest of $131,760 into 5,960,829 shares of Borqs. The remaining 4,567,321 shares were sold in the Three Months ended March 31, 2022 which resulted in a realized loss of $395 thousand which is reflected in Marketable Securities. The remaining principal amount of the Notes plus accrued interest ($965,096) can be converted into common shares of Borqs at a conversion price of $0.25 per share or 3,863,200 shares. As of March 31, 2022 the Company considered the fair value of the Notes to be equal to the fair value of the stock on March 31, 2022 or $0.219 per share times the number of shares that it could be converted into based on a conversion price of $0.25 or 3,863,200 shares which have a fair value of $845,424.  The fair value of the Notes plus accrued interest are based on their classification as trading securities and as such are reported at fair value. As of March 31, 2022, our re-measurement resulted in an unrealized gain of approximately $288,320 and is included within “Unrealized loss on convertible debt security” in the consolidated statements of operations.

Short-term investments in convertible debt securities consist of the following:

	March 31, 2022	December 31, 2021	March 31, 2021

Convertible note	$845,424	$539,351	$1,666,500
End of period	$845,424	$539,351	$1,666,500

	March 31, 2022		March 31, 2021

Beginning of year	$539,351		$-
Investment in convertible debt security	-		1,666,500
Accrued interest income on debt security	17,753		-
Unrealized gain on convertible debt security	288,320		-
End of period	$845,424		$1,666,500

In December 2020, the Company entered into a Loan Agreement (the “Investor Loan Agreement”) with a private investor (“Investor”) pursuant to which the Investor agreed to provide consulting services and make one or more non-recourse loans to the Company in a principal amount of up to the purchase price of the Borqs loan receivables purchased by the Company. The Investor Loan Agreement does not provide a fixed rate of interest, and the Company and Investor agreed to split the net proceeds from the Company sales of the settlement shares, with the Company receiving one-third of the net proceeds after a return of Investor’s principal and the Investor receiving return of principal plus two-thirds of the net proceeds thereafter.

As part of that transaction in which funding began in January 2021 and in which transactions occurred during the first three months ended March 31, 2021, the Company recognized a $5.7 million gain on the Borqs loan receivables loan transaction in which we acquired $18.2 million of Borqs debt for $15.5 million and converted the debt into Borqs common stock and subsequently sold such shares for $32.6 million, provided $11.3 million to the Investor and realized a $5.7 million gain. That transaction was completed by March 31, 2021.

Note Receivable – related party

On February 1, 2022, LMAO issued an unsecured promissory note to LMFAO Sponsor LLC, pursuant to which LMAO may borrow up to an aggregate principal amount of $500,000 to be used for a portion of LMAO’s expenses. This loan was non-interest bearing, unsecured and due at the earlier of 24 month anniversary or the closing of business combination. As of March 31, 2022, LMAO had drawn down $310,000 under the promissory note with LMFAO Sponsor LLC to pay for offering expenses.

Short-term investments – debt securities

Short-term investments held to maturity in debt securities consist of the following:

The Company entered into a secured promissory note and loan agreement with Symbiont.IO, Inc. (“Symbiont”) on December 1, 2021 under which the Company agreed to lend Symbiont an aggregate principal amount of up to $3 million. The outstanding principal amount under the note will bear interest at a rate of 16% per annum. The outstanding principal, plus any accrued and unpaid interest, becomes due and payable on December 1, 2022. The Symbiont note is secured by a first priority perfected security interest in the assets of Symbiont. Concurrently with the execution of the Symbiont note, the Company and Symbiont entered into a First Refusal and Purchase Option Agreement, dated December 1, 2021 (the “ROFR Agreement”), to provide the Company with certain rights relating to the potential purchase of the capital stock or assets of Symbiont. Pursuant to the terms of the ROFR Agreement, in the event that Symbiont expects to accept a third-party offer that would result in a sale of Symbiont, then the Company will have the first right and option to purchase, upon the same terms and conditions as the third-party offer, the assets or capital stock of Symbiont, subject to certain terms and exclusions as described in the ROFR Agreement.  The Company’s rights under the ROFR Agreement are assignable to third parties. The ROFR Agreement will expire on December 1, 2022. Upon the occurrence of any event of default, the Company may, under its sole and absolute discretion, elect to convert the total outstanding principal and accrued but unpaid interest into shares of common stock of Symbiont at a conversion price per share equal to $3.0642 (subject to adjustment for any stock splits, reverse stock splits and similar changes in the capital stock of Symbiont). As of December 31, 2021, there was $27,178 of accrued interest included in Short-term investments – debt securities.

As part of a $2 million loan to Symbiont in December 2021, the Company received 700,000 warrants. Each warrant is immediately exercisable at a purchase price of $3.0642 per share of Common Stock, subject to adjustment in certain circumstances, and will expire on December 1, 2026. The Company determined the warrants to have a nominal value due to lack of marketability.

	March 31, 2022	December 31, 2021	March 31, 2021
Symbiont.IO Note Receivable	$2,106,082	$2,027,178	$-
End of period	$2,106,082	$2,027,178	$-

	March 31, 2022		March 31, 2021
Beginning of year	$2,027,178		$-
Accrued interest income on debt security	78,904		-
Unrealized loss	-		-
End of period	$2,106,082		$-

Marketable Securities

Our marketable equity securities are publicly traded stocks measured at fair value using quoted prices for identical assets in active markets and classified as Level 1 within the fair value hierarchy. Marketable equity securities as of March 31, 2022 and December 31, 2021 are as follows:

	Cost	Cost of Shares Sold	Gross Unrealized Gain (Loss)	Fair Value

Marketable equity securities, March 31, 2022	$2,132,051	$(1,823,231)	$130	$308,950

Marketable equity securities, December 31, 2021	4,766,349	$(1,246,708)	(1,387,590)	2,132,051

The Company sold 4,895,894 shares of Borqs shares for approximately $1,428,100 and realized a loss of approximately $395,200.

Long-term Investments

In connection with LMF Acquisition Opportunities Inc (“LMAO”) initial public offering in January 2021, the Company’s affiliate LMFA Sponsor LLC purchased an aggregate 5,738,000 private placement warrants from LMAO (“Private Placement Warrants”) at a price of $1.00 per whole warrant. Each Private Placement Warrant is exercisable for one share of LMAO’s Class A common stock at a price of $11.50 per share, and as such meets the definition of a derivative as outlined within ASC 815, Derivatives and Hedging. The Private Placement Warrants are recorded at fair value and are classified in long-term "Investments" on the consolidated balance sheet. The fair value of the Private Placement Warrants is classified as level 3 in the fair value hierarchy as the calculation is dependent upon company specific adjustments to the observable trading price of LMAO’s public warrants for lack of marketability and related risk of forfeiture should no business combination occur. Subsequent changes in fair value will be recorded in the income statement during the period of the change. As of March 31, 2022 and 2021, our re-measurement resulted in an unrealized loss of $1,023,659 and $3,948,662, respectively and is included within "Unrealized gain (loss) on investment and equity securities" within our consolidated statements of operations.

Long-term investments as of consist of the following:

	March 31, 2022	December 31, 2021	March 31, 2021

LMF Acquisition Opportunities Inc. warrants	$949,754	$1,973,413	$1,789,338
End of period	$949,754	$1,973,413	$1,789,338

	March 31, 2022		March 31, 2021

Beginning of year	$1,973,413		$-
Investments in affiliate	-		5,738,000
Unrealized loss on investment in affiliate	(1,023,659)		(3,948,662)
End of period	$949,754		$1,789,338

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

The Company’s investment in the Sponsor represents 70.5% of the Sponsor’s initial risk capital. The LMAO IPO closed on January 28, 2021 and proceeds from LMAO’s IPO totaled $103.5 million. If LMAO does not complete a business combination within 18 months from the closing of LMAO’s IPO, the proceeds from the sale of the Private Placement Warrants (after LMAO IPO transaction costs) will be used to fund the redemption of the shares sold in the LMAO IPO (subject to the requirements of applicable law), and the private warrants will expire without value. The Sponsor holds approximately 20% of the total common shares (Class A and Class B) in LMAO along with the 5,738,000 Private Placement Warrants. The Sponsor is managed by the Company. The Company has determined that as a result of the LMAO IPO, we ceased having a controlling financial interest in LMAO as of January 25, 2021. The Company, therefore, accounts for the Sponsor under the equity method of accounting. Additionally, as our retained investment in LMAO qualifies for equity-method accounting, we were required to remeasure our retained interest at fair value and include any resulting adjustments as part of a gain or loss recognized on deconsolidation. The fair value calculation related to our retained interest in LMAO is dependent upon company-specific adjustments applied to both the observable trading price of LMAO’s Class A common stock and the transaction price of the January 28, 2021 and the related risk of forfeiture should LMAO not consummate a business combination. As a result of the remeasurement of our retained interest in LMAO, we recognized for the Three Months ended March 31, 2022 and 2021, an unrealized gain on securities of $37 thousand and $4,544 thousand within our consolidated statements of operations.

	March 31, 2022	March 31, 2021

LMF Acquisition Opportunities Inc. common stock	$4,713,390	$4,569,054
End of period	$4,713,390	$4,569,054

	March 31, 2022	March 31, 2021

Beginning of year	$4,676,130	$25,000
Unrealized gain on investment in affiliate	37,260	4,544,054
End of period	$4,713,390	$4,569,054

The net unrealized gain (loss) on securities from the Company’s investment in LMAO’s Class B shares and warrants totaled $0.1 million and $(1.0) million, respectively for the Three Months ended March 31, 2022 and $4.5 million and $(3.9) million for the Three Months ended March 31, 2021.

Note 8. Deposit on Mining Equipment

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

On October 6, 2021, the Company entered into an additional sale and purchase agreement (the “Second Purchase Agreement” and, collectively with the First Bitmain Purchase Agreement, the Purchase Agreements) with Seller pursuant to which the Company agreed to purchase, and Seller agreed to supply to the Company, an aggregate of 4,044 mining machines for an aggregate purchase price of $25.3 million.  The Purchase Agreement provides for delivery of the Mining Machines in batches over an estimated delivery timeframe starting in April 2022 and continuing through September 2022.  The Purchase Agreements require the Company to pay a nonrefundable amount of 25% of the total purchase price for the Mining Machines within 7 days of the date of the signing of the respective Purchase Agreement, an additional 35% of the batch price at least 6 months prior to shipment of such batch, and the remaining 40% of each batch price one month prior to the shipment of the batch.  The Purchase Agreements contain other customary terms, provisions, and conditions. During 2021 the Company paid $7.9 million for the 25% as a deposit and $5.7 million for the 35% batch price for the machines. The Company also entered into an agreement with Miami based Bit5ive subsidiary Uptime Armory LLC to manufacture 18 Pod5ive specialty containers for approximately $3.1 million and paid $2.4million in 2021 as a non-refundable deposit for the containers.  The Company also entered into a hosting agreement with Uptime Hosting LLC to house and service LMFA’s mining machines for $0.06 per kilowatt and the Company paid $0.8 million in 2021 as a deposit for the hosting services and an additional deposit for each container three months prior to delivery at the hosting site of $44 thousand and a final deposit for each container one month prior to arrival at the hosting site of $44 thousand. During the three months ended March 31, 2022 the Company paid an additional $7.1 million to Bitmain Technologies Limited for deposits related to mining equipment. The Company classifies these payments within Deposit on mining equipment in long term assets. As of March 31, 2022 and December 31, 2021, the Company has a total of approximately $23.9 and $16.8 million, respectively, classified as Deposit on mining equipment under these payment arrangements.

Note 9. Digital Assets

Digital assets as of March 31, 2022 are as follows:

During the three months ended March 31, 2022, the Company purchased and received an aggregate of $500 thousand in GUSD dollars. The GUSD earn additional Gemini dollars of which we earned approximately $4 thousand GUSD. During the Three months ended March 31, 2022, we did not record any impairment losses on such digital assets. As of March 31, 2022, the carrying value of our digital assets held was $504 thousand, which does not reflect any cumulative impairments. GUSD earned on our investment for the period ended March 31, 2022 of approximately $4.4 thousand were recorded as “Digital assets other income” in the consolidated statements of operation.

Note 10. Subsequent Events

On April 21, 2022, LMF Acquisition Opportunities, Inc. (“LMAO”) entered into an Agreement and Plan of Merger with LMF Merger Sub, Inc., a Delaware corporation and direct, wholly owned subsidiary of LMAO, and SeaStar Medical, Inc., a Delaware corporation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes for the Three Months ended March 31, 2022, and with the Annual Report on Form 10-K for the year ended December 31, 2021

Forward-Looking Statements

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

We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties, and assumptions about us that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Important factors which could materially affect our results and our future performance include, without limitation:

•	our ability to retain the listing of our securities on the Nasdaq Capital market,
•	our ability to obtain funds to purchase receivables,
•	the early stage of our planned cryptocurrency mining business and our lack of operating history in such business,
•	the uncertainty surrounding the cryptocurrency mining business,
•	our ability to purchase defaulted consumer receivables at appropriate prices,
•	competition to acquire such receivables,
•	our dependence upon third party law firms to service our accounts,
•	our ability to manage growth or declines in the business,
•	changes in government regulations that affect our ability to collect sufficient amounts on our defaulted consumer receivables,
•	the impact of class action suits and other litigation on our business or operations,
•	our ability to keep our software systems updated to operate our business,
•	our ability to employ and retain qualified employees,
•	our ability to establish and maintain internal accounting controls,
•	changes in the credit or capital markets,
•	changes in interest rates,
•	deterioration in economic conditions,
•	the spread of the novel coronavirus (COVID-19), its impact on the economy generally and, more specifically, the specialty finance industries,
•	negative press regarding the debt collection industry which may have a negative impact on a debtor’s willingness to pay the debt we acquire, and
•	other factors set forth under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and Item 1A of this Quarterly Report on Form 10-Q.

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

We have committed to purchasing an aggregate of 5,046 Bitcoin S19J Pro Antminer cryptocurrency mining machines for an aggregate purchase price of $31.6 million (the “Mining Machines”). We received 841 Mining Machines during the first half of May 2022. We anticipate the remaining Mining Machines to be delivered in batches over an estimated delivery timeframe starting in June 2022 and continuing through October 2022.  The Bitmain Purchase Agreements required us to pay $7.9 million or 25% of the total purchase price as a non-refundable deposit for the Mining Machines within 7 days of the date of the signing of the respective Bitmain Purchase Agreements, and additional 35% of the batch price at least 6 months prior to shipment of such batch, and the remaining 40% of each batch price one month prior to the shipment of the batch.

In October 2021, we also entered into a sale and purchase agreement (the “Uptime Purchase Agreement”) with Uptime Armory LLC (“Uptime”) pursuant to which US Digital agreed to purchase, and Uptime agreed to supply to US Digital, an aggregate of 18 modified 40-foot cargo containers (“POD5ive containers”) that will be designed to hold and operate 280 S19 Pro Antminers manufactured by Seller. The purchase price of the POD5ive containers totals $3.15 million of which $2.4 million or 75% was paid in 2021 as a non-refundable down payment and the remaining 25% is due within five business days after Uptime delivers a “notice of completion” of the equipment. On the same effective date, US Digital also entered into a hosting agreement with Uptime Hosting LLC to host the Company’s 18 POD5ive containers at a secure location and provide power, maintenance and other services specified in the contract for 6 cents per kilowatt with a term of one year. Under the hosting agreement we paid a deposit of $0.8 million in 2021 and will pay an additional deposit for each container three months prior to delivery at the hosting site of $44 thousand and a final deposit for each container one month prior to arrival at the hosting site of $44 thousand.

Recent Developments

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

Reverse Stock Split

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

Results of Operations

The Three Months Ended March 31, 2022 compared with the Three Months Ended March 31, 2021

Revenues

During the Three Months ended March 31, 2022, total revenues increased by $14 thousand, to $191 thousand from $177 thousand in the Three Months ended March 31, 2021.

Interest on delinquent association fees for the Three Months ended March 31, 2022 increased $24 thousand as the number of payoffs decreased to 53 payoff occurrences as compared to 82 payoff occurrences for the Three Months ended March 31, 2021. “Payoffs” consist of recovery of the entire legally collectible portion, or a settlement thereof, of our principal investment, accrued interest, and late fees owed to us from the proceeds of the Accounts collected by the Associations in accordance with our contracts with Associations. The slight decrease in payoff occurrences was due to improved collection efforts as judicial operations and rent foreclosure moratoriums changed during the COVID 19 pandemic from the prior year. The average revenue per unit, excluding rental revenue and net commission revenue increased to $2,870 for the Three Months ended March 31, 2022 compared with $1,765 for the Three Months ended March 31, 2021.

We saw an increase in rental revenue in the Three Months ended March 31, 2022 of $7 thousand to $39 thousand from $32 thousand for the Three Months ended March 31, 2021.

Operating Expenses

During the Three Months ended March 31, 2022, operating expenses increased approximately $3,317 thousand, to $5,221 thousand from $1,904 thousand for the Three Months ended March 31, 2021. The increase in operating expenses can be attributed to various factors, including $3,648 thousand increase in stock compensation, $292 thousand increase in professional fees and real estate management expense increase of $13 thousand offset in part by a $658 thousand decrease in compensation costs.

Professional fees, excluding fees from the BLG service agreement, for the Three Months ended March 31, 2022 were approximately $437 thousand compared with approximately $237 thousand for the Three Months ended March 31, 2021.  In the ordinary course of our business, we are involved in numerous legal proceedings and expenses associated with acquisitions and corporate initiatives. We regularly initiate collection lawsuits, using our network of third party law firms, against debtors. In addition, debtors occasionally initiate litigation against us.

Legal fees for BLG for the Three Months ended March 31, 2022 were $338 thousand compared to $246 thousand for the Three Months ended March 31, 2021. This increase is due in part to a $150 thousand termination fee. See Note 2. Due to Related Party for further discussion regarding the service agreements with BLG.

Other Income

The Company classified the $5 million Borqs convertible note as a trading security and as such is fair valued each quarter.  The Company recognized an unrealized gain of $0.3 million for the Three Months ended March 31, 2022 from the revaluation of the Borqs convertible debt securities.

The Company recognized a $395 thousand realized loss on marketable securities for the Three Months ended March 31, 2022 as compared to a $5,671 thousand gain for the Three Months ended March 31, 2021.

The Company’s investment in LMAO changed due to the LMAO IPO on January 28, 2021. This resulted in LMAO’s deconsolidation from the Company and any changes in fair value will be recorded in the income statement during the period of the change. The Company recognized an unrealized loss on securities of $986 thousand for the Three Months ended March 31, 2022 as compared to a unrealized gain of $595 thousand for the Three Months ended March 31, 2021 from the revaluation of LMAO’s Class B common stock and Private Placement Warrants.

Interest (Income) Expense

During the Three Months ended March 31, 2022, the Company incurred net interest income of $103 thousand as compared to $13 thousand of interest income for the Three Months ended March 31, 2021.

Income Tax Expense

During the Three Months ended March 31, 2022, the Company generated a $6.0 million net loss before income taxes and the Company increased its income tax valuation allowance by $1.4 million, which offset the Company’s incurred net income tax expense of $410 thousand while also offsetting a recognized $1.0 million income tax benefit which resulted in no income tax expense being recognized during this period. This net activity resulted in no recognized income tax expense for the Three Months ended March 31, 2022. The Company recognized $3.5 thousand of income tax expense for the Three Months ended March 31, 2021.

Net Income (Loss)

During the Three Months ended March 31, 2022, the net loss was $6.0 million as compared to net income of $4.5 million for the Three Months ended March 31, 2021.

Net Income Attributable to Non-Controlling Interest

The Company owns 70.5% of Sponsor. As such, there is $291 thousand net loss for the Three Months ended Mach 31, 2022 attributable to the Non-Controlling Interest as compared to $172 thousand income for the Three Months ended Mach 31, 2021.

Net Income (Loss) Attributable to LM Funding America, Inc.

During the Three Months ended March 31, 2022, the net loss was $5.7 million as compared to net income of $4.4 million for the Three Months ended March 31, 2021.

Liquidity and Capital Resources

General

As of March 31, 2022, we had cash and cash equivalents of $24.5 million compared with $32.6 million at December 31, 2021. The Company also had $0.3 million of marketable securities as of March 31, 2022 compared with $2.1 million at December 31, 2021.

Cash from Operations

Net cash used by operations was $0.5 million during the Three Months ended March 31, 2022 compared with net cash provided by operations of $5.0 million during the Three Months ended March 31, 2021. This change in cash provided by operating activities was primarily driven by a $5.7 million realized gain on securities from the Borq Note transactions.

Cash from Investing Activities

For the Three Months ended March 31, 2022 net cash used in investing activities was $7.4 million as compared to net cash used in investing activities of $7.5 million for the Three Months ended March 31, 2021.  The Company invested $7.1 million in deposits for mining equipment in 2022 as compared to the investment of $5.7 million in LMF Acquisition Opportunities Inc (a special purpose acquisition corporation) and a $1.7 million investment in note receivable.

Cash from Financing Activities

Net cash used in financing activities was $0.1 million for the Three Months ended March 31, 2022 compared to $8.7 million provided by financing activities for the Three Months ended March 31, 2021. At March 31, 2022, the Company paid $57 thousand repayments of debt. During the Three Months ended March 31, 2021 the Company received $9.5 million from the exercise of warrants and paid $0.8 million in repayments of debt.

Shareholders’ Equity

During the Three Months ended March 31, 2021, holders of our warrants exercised such warrants for approximately 2.3 million shares of common stock for an aggregate of $9.5 million.

Debt

Debt of the Company consisted of the following at March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021

Financing agreement with FlatIron capital that is unsecured. Down payment of $36,255 was required upfront and equal installment payments of $19,114 to be made over a 10 month period. The note matures on May 1, 2022. Annualized interest is 3.95%	$57,344	$114,688

	$57,344	$114,688

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to make disclosures under this item.

Item 4.	Controls and Procedures

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2022. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of March 31, 2022 due to the following material weakness in internal control over financial reporting that existed as of December 31, 2021 and that continued to exist through March 31, 2022:

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Legal Proceedings are set forth under Note 5 "Commitments and Contingencies" included in Part I, Item 1 of this Quarterly Report on Form 10-Q and are incorporated herein by reference.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities.

None.

(b) Use of Proceeds.

None.

(c) Repurchase of Securities.

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None

Item 6.	Exhibits

The following documents are filed as a part of this report or are incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION

3.2	By-Laws of LM Funding America, Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 filed on June 25, 2015 (Registration No. 333-205232))
34.1	Certificate of Incorporation of LM Funding America, Inc., as amended (incorporated by reference to Exhibit 4.1 to Form S-8 filed on January 24, 2022)
10.1 *	Promissory Note dated effective as of March 1, 2022 between LMFAO Sponsor LLC and LMF Acquisition Opportunities Inc.
10.2

Services Agreement Amendment dated effective as of February 1, 2022, between LM Funding America, Inc. and BLG Association Law, PLLC (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on February 1, 2022)

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

*   Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

LM FUNDING AMERICA, INC.

Date: May 16, 2022	By:	/s/ Bruce M. Rodgers
Bruce M. Rodgers
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: May 16, 2022	By:	/s/ Richard Russell
Richard Russell
Chief Financial Officer
(Principal Accounting Officer)