Form 10-Q
period 2022-06-30
LM FUNDING AMERICA, INC.
filed 2022-08-17
CIK 1640384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

The registrant had 13,091,883 shares of Common Stock, par value $0.001 per share, outstanding as of August 9, 2022.

LM FUNDING AMERICA, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

LM Funding America, Inc. and Subsidiaries Condensed Consolidated Balance Sheets

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Cash	$17,046,595	$32,559,185
Finance receivables:
Original product - net	2,520	13,993
Special product - New Neighbor Guaranty program, net of allowance for credit losses of	21,077	14,200
Short-term investments - convertible debt securities (Note 7)	-	539,351
Marketable securities (Note 7)	37,220	2,132,051
Short-term investments - debt security (Note 7)	2,185,863	2,000,000
Prepaid expenses and other assets	1,389,562	1,251,852
Income tax receivable (Note 4)	143,822	-
Note receivable from related party (Note 7)	910,000	-
Digital assets (Note 10)	408,879	-
Current assets	22,145,538	38,510,632
Fixed assets, net (Note 9)	15,084,921	17,914
Real estate assets owned	80,057	80,057
Operating lease - right of use assets (Note 5)	313,629	59,969
Long-term investments - equity securities (Note 7)	516,420	1,973,413
Investments in unconsolidated affiliates (Note 7)	17,362,125	4,676,130
Deposits on mining equipment and hosting (Note 8)	14,466,162	16,775,100
Other assets	10,726	10,726
Long-term assets	47,834,040	23,593,309
Total assets	$69,979,578	$62,103,941

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses	$436,479	$463,646
Note payable - short-term (Note 3)	-	114,688
Due to related party (Note 2)	371,179	121,220
Current portion of lease liability (Note 5)	90,030	68,002
Income tax payable (Note 4)	-	326,178
Total current liabilities	897,688	1,093,734
Lease liability - long-term (Note 5)	226,319	-
Long-term liabilities	226,319	-
Total liabilities	1,124,007	1,093,734

Stockholders’ equity:
Preferred stock, par value $.001; 150,000,000 shares authorized; no shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	-	-
Common stock, par value $0.001; 350,000,000 shares authorized; 13,091,883 and 13,017,943 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	13,092	13,018
Additional paid-in capital	81,821,510	74,525,106
Accumulated deficit	(16,660,717)	(13,777,006)
Total stockholders’ equity	65,173,885	60,761,118
Non-controlling interest	3,681,686	249,089
Total stockholders’ equity	68,855,571	61,010,207
Total liabilities and stockholders’ equity	$69,979,578	$62,103,941

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

LM Funding America, Inc. and Subsidiaries Condensed Consolidated Statements of Operations (unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Interest on delinquent association fees	$112,140	$62,673	$213,408	$140,117
Administrative and late fees	19,698	16,861	36,406	31,932
Recoveries in excess of cost - special product	35,990	178,769	53,355	208,242
Underwriting and other revenues	26,125	35,494	42,916	58,197
Rental revenue	40,580	34,588	79,452	66,505
Total revenues	234,533	328,385	425,537	504,993

Operating Expenses:
Staff costs and payroll	4,296,695	246,040	8,588,892	1,548,021
Professional fees	1,031,431	360,024	1,806,251	842,967
Settlement costs with associations	-	-	160	-
Selling, general and administrative	122,271	96,015	237,191	195,784
Recovery of cost from related party receivable	-	(100,000)	-	(100,000)
Provision for credit losses	500	-	500	(10,000)
Real estate management and disposal	22,414	29,478	53,895	47,768
Depreciation and amortization	2,007	3,298	5,101	4,994
Collection costs	(7,906)	2,701	(11,726)	4,749
Other operating expenses	141,009	4,069	149,393	11,614
Total operating expenses	5,608,421	641,625	10,829,657	2,545,897
Operating loss	(5,373,888)	(313,240)	(10,404,120)	(2,040,904)
Realized gain (loss) on securities	45,261	8,453,570	(349,920)	14,125,034
Realized gain on convertible debt securities	287,778	-	287,778	-
Unrealized gain (loss) on convertible debt security	(288,320)	2,501,600	-	2,501,600
Unrealized loss on marketable securities	(24,030)	-	(23,900)	-
Impairment loss on digital assets	(377,707)	-	(377,707)	-
Unrealized gain on investment and equity securities	12,215,401	552,494	11,229,002	1,147,886
Digital assets other income	1,292	-	5,658	-
Interest income	80,975	73,884	179,345	86,939
Interest expense	-	(189)	-	(653)
Dividend income	1,375	-	2,750	-

Income before income taxes	6,568,137	11,268,119	548,886	15,819,902
Income tax expense	-	(13,780)	-	(17,264)
Net income	6,568,137	11,254,339	548,886	15,802,638
Less: Net income attributable to non-controlling interest	(3,723,797)	(146,857)	(3,432,597)	(318,723)
Net income (loss) attributable to LM Funding America Inc.	$2,844,340	$11,107,482	$(2,883,711)	$15,483,915

Earnings/(loss) per share:
Basic income (loss) per common share - net income (loss) - attributable to LM Funding	$0.22	$2.05	$(0.22)	$2.96
Diluted income (loss) per common share - net income (loss) - attributable to LM Funding	$0.22	$2.05	$(0.22)	$2.95
Weighted average number of common shares outstanding:
Basic	13,091,882	5,414,296	13,076,359	5,231,909
Diluted	13,091,882	5,423,162	13,076,359	5,245,656

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

LM Funding America, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$548,886	$15,802,638
Adjustments to reconcile net income to cash used in operating activities
Depreciation and amortization	5,101	4,994
Right to use asset non cash lease expense	47,127	49,797
Stock compensation	658,999	-
Stock option expense	6,637,479	-
Debt forgiveness	-	(157,251)
Accrued investment income	(176,438)	(86,938)
Gain on deconsolidation of affiliate	-	(43,623)
Unrealized gain on convertible debt security	-	(2,501,600)
Unrealized loss on marketable securities	23,900	-
Impairment loss on digital assts	377,707	-
Unrealized gain on investment and equity securities	(11,229,002)	(1,147,886)
Realized (gain) loss on securities	349,920	(14,125,034)
Realized gain on convertible note securities	(287,778)	-
Investment in securities	-	(15,547,454)
Proceeds from securities	2,565,893	29,672,488
Investment in convertible note receivable	-	(5,000,000)
Convertible note receivable converted into marketable security	844,882
Investment in marketable Securities	(844,882)	(247,997)
Change in assets and liabilities
Prepaid expenses and other assets	623,511	11,105
Accounts payable and accrued expenses	(27,168)	184,239
Advances from related party	249,959	142,191
Lease liability payments	(52,440)	(50,353)
Income tax payable	(326,178)	-
Income tax receivable	(143,822)	-
Deferred taxes	-	17,264
Net cash provided by (used in) operating activities	(154,344)	6,976,580

CASH FLOWS FROM INVESTING ACTIVITIES:
Net collections of finance receivables - original product	11,473	30,831
Net collections of finance receivables - special product	(6,877)	(454)
Payments for real estate assets owned	-	(64,857)
Capital expenditures	(13,235)	(3,185)
Deposits for mining equipment and hosting	(13,538,333)	-
Investments in digital assets	(786,586)	-
Loan to purchase securities	-	1,784,250
Investment in note receivable - related party	(910,000)
Repayment of loan to purchase securities	-	(1,784,250)
Investment in unconsolidated affiliate	-	(5,738,000)
Net cash (used in) investing activities	(15,243,558)	(5,775,665)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments	-	(28,534)
Insurance financing repayments	(114,688)	(96,257)
Exercise of warrants	-	9,544,623
Net cash provided by (used in) financing activities	(114,688)	9,419,832
NET INCREASE (DECREASE) IN CASH	(15,512,590)	10,620,747
CASH - BEGINNING OF YEAR	32,559,185	11,552,943
CASH - END OF YEAR	$17,046,595	$22,173,690

SUPPLEMENTAL DISCLOSURES OF NON-CASHFLOW INFORMATION
ROU assets and operating lease obligation recognized	$300,787	$-
Reclassification of mining equipment deposit to fixed assets, net	$15,058,872	$-
SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION
Cash paid for interest	$-	$1,892
Cash paid for income taxes	$470,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LM Funding America, Inc. and Subsidiaries Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three and Six Months Ended June 30, 2022 and 2021

(unaudited)

	Common Stock
	Shares	Amount	Additional paid in capital	Accumulated Deficit	Non-Controlling Interest	Total Equity

Balance - December 31, 2020	3,083,760	$3,084	$29,996,257	$(18,536,224)	$5,191	$11,468,308

Stock issued for warrants exercised	2,330,536	2,330	9,542,293	-	-	9,544,623
Net income	-	-	-	4,376,433	171,866	4,548,299
Balance - March 31, 2021	5,414,296	$5,414	$39,538,550	$(14,159,791)	$177,057	$25,561,230

Net income	-	-	-	11,107,482	146,857	11,254,339
Balance - June 30, 2021	5,414,296	$5,414	$39,538,550	$(3,052,309)	$323,914	$36,815,569

Balance - December 31, 2021	13,017,943	$13,018	$74,525,106	$(13,777,006)	$249,089	$61,010,207
Stock issued for services	73,940	74	(74)	-	-	-
Stock compensation	-	-	329,500	-	-	329,500
Stock option expense	-	-	3,318,737	-	-	3,318,737
Net loss	-	-	-	(5,728,051)	(291,200)	(6,019,251)
Balance - March 31, 2022	13,091,883	$13,092	$78,173,269	$(19,505,057)	$(42,111)	$58,639,193

Stock compensation	-	-	329,499	-	-	329,499
Stock option expense	-	-	3,318,742	-	-	3,318,742
Net income	-	-	-	2,844,340	3,723,797	6,568,137
Balance - June 30, 2022	13,091,883	$13,092	$81,821,510	$(16,660,717)	$3,681,686	$68,855,571

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LM FUNDING AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

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

The Company created two subsidiaries in 2020, LMFA Financing LLC on November 21, 2020 and LMFAO Sponsor LLC on October 29, 2020. LMFAO Sponsor LLC created a majority owned subsidiary LMF Acquisition Opportunities Inc. on October 29, 2020. The LM Funding America Inc. organized another subsidiary, US Digital Mining and Hosting Co., LLC., on September 10, 2021.

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

The Statutes specify that the rate of interest an association (or its assignor) may charge on delinquent assessments is equal to the rate set forth in the association’s declaration or bylaws. In Florida if a rate is not specified, the statutory rate is equal to 18% but may not exceed the maximum rate allowed by law. Similarly, the Florida Statutes also stipulate that administrative late fees cannot be charged on delinquent assessments unless so provided by the association’s declaration or bylaws and may not exceed the greater of $25 or 5% of each delinquent assessment.

In other states in which we have offered our original product, which are currently only in Washington, Colorado and Illinois, we rely on statutes that we believe are similar to the above-described Florida statutes in relevant respects.

New Neighbor Guaranty

In addition to our original product, we also offer an additional product, the New Neighbor Guaranty, wherein an Association assigns substantially all of its outstanding indebtedness and accruals on its delinquent units to us in exchange for payments in an amount equal to the regular ongoing monthly or quarterly assessments for delinquent units when those amounts would be due to the Association. We assume both the payment and collection obligations for these assigned Accounts under this product. This simultaneously eliminates an Association’s balance sheet bad debts and assists the Association to meet its budget by receiving guaranteed assessment payments on its delinquent units and relieving the Association from paying legal fees and costs to collect its bad debts. We believe that the combined features of the product enhance the value of the underlying real estate in an Association and the value of an Association’s delinquent receivables.

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

Cryptocurrency Mining Business

On September 15, 2021, we announced that we plan to operate in the Bitcoin mining ecosystem. As of the date of this filing, we have not commenced Bitcoin mining operations. We aim to deploy the computing power that we will create to mine Bitcoin and validate transactions on the Bitcoin network. We believe that recent developments in Bitcoin mining have created an opportunity for us to deploy capital and conduct large-scale mining operations in the United States.  We have formed a new wholly owned subsidiary, US Digital Mining and Hosting Co, LLC, a Florida limited liability company (US Digital), to develop and operate our cryptocurrency mining business.

We have committed to purchasing an aggregate of 5,046 Bitcoin S19J Pro Antminer cryptocurrency mining machines for an aggregate purchase price of $31.6 million (the “Mining Machines”). We received 2,521Mining Machines as of June 30, 2022. This contract allowed for a reduction in purchase price if Bitcoin price declined prior to shipment. As such we have been provided various credits over the Six Month ended June 30, 2022 as Bitcoin declined to approximately $19,000. We anticipate that receiving the remaining Mining Machines to be delivered in batches over an estimated delivery timeframe from July and continuing through October 2022.  The purchase agreements between us and Bitmain relating to the Mining Machines (the “Bitmain Purchase Agreements”) required us to pay $7.9 million or 25% of the total purchase price as a non-refundable deposit for the Mining Machines within 7 days of the date of the signing of the respective Bitmain Purchase Agreements, and additional 35% of the batch price at least 6 months prior to shipment of such batch, and the remaining 40% of each batch price one month prior to the shipment of the batch. During the Six Months ended June 30, 2022 the Company paid an additional $11.2 million to Bitmain Technologies Limited for deposits related to mining equipment and payments of $285 thousand were made to various shipping vendors for transportation and customs costs related to the equipment. Since the inception of our contract with Bitmain, we have paid an aggregate of approximately $25.1 million to Bitmain and related vendors relating to the purchase of these machines through June 30, 2022, and expect to pay an additional $1.0 million under the Bitmain contract through the completion of the delivery of the machines as a result of variable pricing described above.

In October 2021, we also entered into a sale and purchase agreement (the “Uptime Purchase Agreement”) with Uptime Armory LLC (“Uptime”) pursuant to which US Digital agreed to purchase, and Uptime agreed to supply to US Digital, an aggregate of 18 modified 40-foot cargo containers (“POD5ive containers”) that will be designed to hold and operate 280 S19 Pro Antminers manufactured by Bitmain. The purchase price of the POD5ive containers totals $3.15 million of which $2.4 million or 75% was paid in 2021 as a non-refundable down payment and the remaining 25% was due within five business days after Uptime delivers a “notice of completion” of the equipment. No containers have been delivered as of June 30, 2022.

On the same effective date, US Digital also entered into a hosting agreement with Uptime Hosting LLC(the “Hosting Agreement”) to host the Company’s 18 POD5ive containers at a secure location and provide power, maintenance and other services specified in the contract for 6 cents per kilowatt with a term of one year. Under the Hosting Agreement we paid a deposit of $0.8 million in 2021 and were required to pay an additional deposit for each container three months prior to delivery at the hosting site of $44 thousand and a final deposit for each container one month prior to arrival at the hosting site of $44 thousand.  On June 29, 2022, the Company entered into a mutual termination agreement pursuant to which the parties agreed to terminate the Hosting Agreement. The deposits paid for hosting services under the Hosting Agreement are refundable.

On June 21, 2022, the “Company entered into a Master Agreement, dated effective as of June 20, 2022, with Compute North LLC (“Compute North”) under which Compute North has agreed to host up to 4,200 of LMFA’s S19J Pro Antminer Machines (S19J) (100 TH/s) (“Bitmain Miner Machines”) and provide colocation, management and other services (the “Master Agreement”). The term of the Master Agreement is for 60 months, subject to earlier termination in specified circumstances. The Company paid a non-refundable co-location deposit of $1,262,621 on June 21, 2022 under the Master Agreement.  The hosting cost under the Master Agreement is expected to approximate $21,000 per day when all hosted machines become fully operational.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of LMFA and its wholly-owned subsidiaries: LM Funding, LLC; LMF October 2010 Fund, LLC; REO Management Holdings, LLC (including all 100% owned subsidiary limited liability companies); LM Funding of Colorado, LLC; LM Funding of Washington, LLC; LM Funding of Illinois, LLC; US Digital Mining Hosting Co., LLC; LMF SPE #2, LLC and various single purpose limited liability corporations owned by REO Management Holdings, LLC which own various properties. It also includes LMFA Sponsor LLC (a 69.5% owned subsidiary). All significant intercompany balances have been eliminated in consolidation.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in the annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The interim condensed consolidated financial statements as of June 30, 2022 and for the Three and Six Months ended June 30, 2022 and June 30, 2021, respectively are unaudited. In the opinion of management, the interim condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of the results for the interim periods. The accompanying consolidated balance sheet as of December 31, 2021, is derived from the audited consolidated financial statements presented in the Company’s Annual Report on Form 10-K for fiscal the year ended December 31, 2021.

Reclassifications

Certain prior period amounts on the balance sheet have been reclassified to conform to the current period presentation.

Digital Assets

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

Fixed Assets, Net

The Company capitalizes all acquisitions of fixed assets in excess of $500. Fixed assets are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets and commences once the assets are ready for their intended use. Fixed assets are comprised of furniture, computer, office equipment and mining machines with assigned useful lives of 3 to 5 years.

The Company operates in an emerging industry for which limited data is available to make estimates of the useful economic lives of mining machines. To the extent that any of the assumptions underlying management’s estimate of useful life of its mining machines are subject to revision in a future reporting period, either as a result of changes in circumstances or through the availability of greater quantities of data, then the estimated useful life could change and have a prospective impact on depreciation expense and the carrying amounts of these assets.

Impairment of Long-Lived Assets

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment amount is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. There was no impairment of long-lived assets for the Three and Six Months ended June 30, 2022 and 2021.

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

The Company issued approximately 74 thousand shares and 2.3 million shares at various times during the Six Months ended June 30, 2022 and June 30, 2021, respectively, and has weighted averaged these new shares in calculating income (loss) per share for the relevant period.

Diluted income (loss) per share for the period equals basic loss per share as the effect of any convertible notes, stock based compensation awards or stock warrants would be anti-dilutive.

The anti-dilutive stock based compensation awards consisted of:

	As of June 30,
	2022	2021
Stock Options	3,956,827	3,860
Stock Warrants	7,677,441	391,900

Note 2. Due to Related Party

Legal services for the Company associated with the collection of delinquent assessments from property owners are performed by a law firm, Business Law Group (“BLG”), which was owned solely by Bruce M. Rodgers, the Chief Executive Officer of LMFA, until and through the date of the Company’s initial public offering in 2015. Following the offering in 2015, Mr. Rodgers transferred his interest in BLG to other attorneys at the firm through a redemption of his interest in the firm, and BLG became under control of those lawyers. The law firm has historically performed collection work primarily on a deferred billing basis wherein the law firm receives payment for services rendered upon collection from the property owners or at amounts ultimately subject to negotiations with the Company.

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

Amounts collected from property owners and paid to BLG or BLGAL as applicable for the Three and Six Months ended June 30, 2022 and 2021 were approximately $159,000 and $347,000 for 2022 and $246,000 and $492,000 for 2021, respectively.  As of June 30, 2022 and December 31, 2021, receivables from property owners for charges ultimately payable to BLGAL or BLGAL were approximately $565,000 and $677,000, respectively.

Under the Services Agreement in effect during the Six Months ended June 30, 2022 and 2021, the Company pays all costs (lien filing fees, process and serve costs) incurred in connection with the collection of amounts due from property owners.  Any recovery of these collection costs is accounted for as a reduction in expense incurred.  The Company incurred expenses related to these types of costs for the Three and Six Months ended June 30, 2022 and 2021 in the amounts of $14,000 and $34,000 for 2022 and $28,000 and $50,000 for 2021, respectively. Recoveries during the Three and Six Months ended June 30, 2022 and 2021, related to those costs were approximately $22,000 and $46,000 for 2022 and $ 26,000 and $46,000 for 2021, respectively.

The Company also shares office space and related common expenses with BLGAL (and previously BLG).  All shared expenses, including rent, are charged to BLG based on an estimate of actual usage.  Any expenses of BLGAL and BLG paid by the Company that have not been reimbursed or settled against other amounts are reflected as due from related parties in the accompanying consolidated balance sheets.  BLGAL and BLG, as applicable were charged a total of approximately $15,000 and $30,000 for the office sub-lease during the Three and Six Months ended June 30, 2022 and $17,000 and $34,000 for the Three and Six Months ended June 30, 2021, respectively.

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

Amounts payable to BLGAL and BLG, in aggregate as of June 30, 2022 and December 31, 2021 were approximately $371,200 and $121,200, respectively.

Note 3. Debt and Other Financing Arrangements

	June 30, 2022	December 31, 2021

Financing agreement with FlatIron capital that was unsecured. Down payment of $36,255 was required upfront and equal installment payments of $19,114 were made over a 10 month period. The note matured on May 1, 2022. Annualized interest was 3.95%	$-	$114,688

	$-	$114,688

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

Under ASC 740-10-30-5, Income Taxes, deferred tax assets should be reduced by a valuation allowance if, based on the weight of available evidence, it is more-likely-than-not (i.e., a likelihood of more than 50%) that some portion or all of the deferred tax assets will not be realized. The Company considers all positive and negative evidence available in determining the potential realization of deferred tax assets including, primarily, the recent history of taxable earnings or losses. Based on operating losses reported by the Company during 2022 and 2021, the Company concluded there was not sufficient positive evidence to overcome this recent operating history. As a result, the Company believed that a valuation allowance was necessary based on the more-likely-than-not threshold noted above. The Company had recorded a valuation allowance of approximately $4,182,000 as of June 30, 2022 and $3,246,000 as of December 31, 2021.

Significant components of the tax expense (benefit) recognized in the accompanying consolidated statements of operations for the Three and Six Months ended June 30, 2022 and June 30, 2021 are as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Current tax benefit
Federal	$(1,001,827)	$2,324,460	$(1,363,542)	$3,238,298
State	(234,022)	480,942	(282,124)	670,019
Total current tax expense (benefit)	(1,235,849)	2,805,402	(1,645,666)	3,908,317
Deferred tax expense	1,943,058	13,781	921,926	21,995
Change in tax rates	(211,815)	-	(211,815)	-
Valuation allowance (expense)	(495,394)	(2,805,403)	935,555	(3,913,048)
Income tax (reduction) benefit	$-	$13,780	$-	$17,264

The reconciliation of the income tax computed at the combined federal and state statutory rate of 24.6% and 25.4% for the Three and Six Months ended June 30, 2022 and 25.4% for the Three and Six Months ended June 30, 2021 to the income tax benefit is as follows:

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30, 2022		June 30, 2021		June 30, 2022		June 30, 2021
Benefit on net loss	$700,573	24.6%	$2,818,684	25.4%	$(731,566)	25.4%	$3,928,774	25.4%
Nondeductible expenses	6,636	0.2%	499	0.0%	7,826	-0.3%	1,538	0.0%
Valuation allowance (expense)	(495,394)	(17.4)%	(2,805,403)	(25.3)%	935,555	(32.4)%	(3,913,048)	(25.3)%
Tax rate change	(211,815)	(7.4)%	-	(—)%	(211,815)	7.3%	-	(—)%
Tax benefit/effective rate	$-	(—)%	$13,780	0.1%	$-	(—)%	$17,264	0.1%

The significant components of the Company’s deferred tax liabilities and assets as of June 30, 2022 and December 31, 2021 are as follows:

	As of June 30, 2022	As of December 31, 2021
Deferred tax liabilities:
Right to Use asset	$(79,489)	$-
Deferred vendor stock compensation	(111,349)	(261,323)
Total deferred tax liabilities	(190,838)	(261,323)
Deferred tax assets:
Loss carryforwards	3,884,170	2,101,401
Step up in basis at contribution to C-Corp	465,781	461,078
Stock option expense	2,395,939	669,959
Step up in basis - purchase of non-controlling interest	42,981	42,529
Allowance for credit losses	17,618	16,539
Right to Use assets	80,178	-
Digital asset impairment loss	95,730	-
Unrealized loss on securities	(2,609,537)	216,284
Total deferred tax asset	4,372,860	3,507,790
Valuation allowance	(4,182,022)	(3,246,467)
Net deferred tax asset (liability)	$-	$-

During the Six Months ended June 30, 2022, the Company offset $1.6 million of it’s tax recovery with $0.9 million of its valuation allowance, $0.9 million deferred tax asset offset in part by a $0.2 million tax change. During the Six Months ended June 30, 2021, the Company offset $3.9 million of it’s tax expense with $3.9 million of its valuation allowance.

Note 5. Commitments and Contingencies

Leases

The Company leases certain office space, construction and office equipment, vehicles and temporary housing generally under non-cancelable operating leases. Leases with an initial term of one year or less are not recorded on the balance sheet, and the Company generally recognizes lease expense for these leases on a straight-line basis over the lease term. As of June 30, 2022, the Company’s operating leases have remaining lease terms ranging from less than one year to three years, some of which include options to renew the leases. The exercise of lease renewal options is generally at the Company’s sole discretion. The Company’s leases do not contain any material residual value guarantees or material restrictive covenants.

The Company determines if an arrangement is a lease at inception. Operating lease ROU assets and current and long-term operating lease liabilities are separately stated on the consolidated balance sheet as of June 30, 2022. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The present value of future lease payments are discounted using either the implicit rate in the lease, if known, or the Company’s incremental borrowing rate for the specific lease as of the lease commencement date. The ROU asset is also adjusted for any prepayments made or incentives received. The lease terms include options to extend or terminate the lease only to the extent it is reasonably certain any of those options will be exercised. Lease expense is recognized on a straight-line basis over the lease term. The Company accounts for lease components (e.g., fixed payments) separate from the non-lease components (e.g., common-area maintenance costs). The Company does not have any material financing leases

The Company’s office lease began July 15, 2019 and was due to expire on July 31, 2022. During the Three Months ended March 31, 2022 the Company exercised its option to extend its office lease to July 31, 2025. Due to the lease extension, the Company remeasured the lease liability and ROU asset associated with the lease. The Company accounted for the lease extension as a lease modification under ASC 842. At the effective date of modification, the Company recorded an adjustment to the right-of-use asset and lease liability in the amount of $300,787 based on the net present value of lease payments discounted using an estimated borrowing rate of 7.5%.

The Company shares this space and the related costs associated with this operating lease with a related party (see Note 2) that also performs legal services associated with the collection of delinquent assessments.  The related party has a sub-lease for approximately $4,900 per month plus operating expenses.

Net rent expense recognized for the Three and Six Months ended June 30, 2022 and 2021 was approximately $28,600 and $52,000 for 2022 and $22,600 and 47,500 for 2021, respectively.

The following table presents supplemental balance sheet information related to operating leases as of June 30, 2022 and December 31, 2021:

	Balance Sheet Line Item	June 30, 2022	December 31, 2021
Assets
ROU assets	Right of use asset, net	$313,629	$59,969
Total lease assets		$313,629	$59,969

Liabilities
Current lease liabilities	Lease liability	$90,030	$68,002
Long-term lease liabilities	Lease liability	226,319	-
Total lease liabilities		$316,349	$68,002

Weighted-average remaining lease term (in years)		3.13	0.60
Weighted-average discount rate		7.49%	6.55%

The following table presents supplemental cash flow information and non-cash activity related to operating leases for the Six Months ended June 30, 2022 and 2021:

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Operating cash flow information
Cash paid for amounts included in the measurement of lease liabilities	$(52,440)	$(50,353)
Non-cashflow information
ROU assets and operating lease obligation recognized	$300,787	$-

The following table presents maturities of operating lease liabilities on an undiscounted basis as of June 30, 2022:

Operating Leases
2022 (excluding the six months ended June 30, 2022)	$57,263
2023	108,039
2024	113,794
2025	77,733
(less: imputed interest)	(40,480)
$316,349

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

On March 9, 2022, legal counsel to a purported stockholder of the Company threatened to file a direct and derivative complaint  alleging breaches of fiduciary duty by the Company’s officers and directors, primarily with respect to (i) the Amended and Restated Employment Agreements entered into by the Company with each of Mr. Rodgers and Mr. Russell in October 2021; (ii) the approval of actions taken at our 2021 annual meeting of stockholders in December 2021; (iii) payments made to Business Law Group, P.A. in exchange for services provided pursuant to the Services Agreement between the Company and Business Law Group; and (iv) strategic advisory agreements entered into by us in connection with our planned cryptocurrency mining business. On May 20, 2022, the Company and the purported stockholder agreed to a settlement of the stockholder’s alleged claims under which the Company is required to seek a new independent director to replace Joel Rodgers within six months of the settlement date, engage a compensation consultant to review certain sections of the Company’s executive employment agreements within ninety days of the settlement date, make changes in response to the consultant’s recommendation within six months of the settlement date and pay the attorney fees and other related legal costs incurred by the counterparty in an amount of $275,000.  The settlement payment is included within "Professional Fees" within our consolidated statements of operations for the Three and Six Months ended June 30, 2022.

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

The following is a summary of the stock option plan activity during the Six Months ended June 30, 2022 and 2021:

	2022		2021
	Number of	Weighted Average	Number of	Weighted Average
	Options	Exercise Price	Options	Exercise Price
Options Outstanding at Beginning of the year	3,956,827	$6.22	3,860	$302.55
Granted	-	-	-	-
Exercised	-	-	-	-
Adjustment	-	-	-	-
Forfeited	-	-	-	-

Options Outstanding at June 30,	3,956,827	$6.22	3,860	$302.55

Options Exercisable at June 30,	37,794	$34.60	3,860	$302.55

Stock compensation expense recognized for the Three and Six Months ended June 30, 2022 was approximately $ 3.3 million and $6.6 million, respectively, and $nil for the Three and Six Months ended June 30, 2021. There was $10.2 million of unrecognized compensation cost associated with unvested stock options as of June 30, 2022.

The aggregate intrinsic value of the outstanding common stock options as of each of June 30, 2022 and December 31, 2021 was approximately $0 and $0, respectively.

Stock Issuance

In the year ended December 31, 2021, the Company issued 73,940 shares to management as part of their employment contracts of which $229,500 was expensed. The shares were physically issued in February 2022.

The Company issued 200,000 shares on November 4, 2021 pursuant to an agreement that is for one year with two vendors who provide consulting in the blockchain and crypto currency field.  The total fair value of the stock at the time of issuance was approximately $1,318,000 of which we expensed approximately $329,500 and approximately $659,000 during the Three and Six Months ended June 30, 2022, respectively.

Warrants

The following is a summary of the warrant activity during the Six Months ended June 30, 2022 and 2021:

	2022		2021
	Number of	Weighted Average	Number of	Weighted Average
	Warrants	Exercise Price	Warrants	Exercise Price
Warrants outstanding at beginning of the year	7,702,441	$5.00	2,718,012	$4.20

Granted	-	-	-	-
Exercised	-	-	(2,326,112)	4.08
Terminated	(25,000)	4.50	-	-

Warrants outstanding and exercisable at June 30,	7,677,441	$5.00	391,900	$4.35

During the Six Months ended June 30, 2022, 25,000 warrants expired. During the Six Months ended June 30, 2021, the Company received approximately $9.5 million upon the exercise by warrant holders of warrants for approximately 2.3 million shares.  There was also a cashless warrant exercise for approximately 129,800 shares on January 29, 2021. The aggregate intrinsic value of the outstanding common stock warrants as of June 30, 2022 and December 31, 2021 was approximately $0 and $177,000 respectively.

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

As of June 30, 2021 the Company considered the fair value of the Borqs convertible note to be equal to the fair value of the stock on June 30, 2021 or $1.45 per share times the number of shares that it could be converted into based on a conversion price of $0.972 or 5,233,475 shares with an aggregate fair value of $7,588,538. As of June 30, 2021, the re-measurement resulted in an unrealized gain of $2,501,600 which is included within “Unrealized gain on convertible debt security” in the consolidated statements of operations for the Three and Six Months ended June 30, 2021.

During the year ended December 31, 2021, the Company converted $4,100,000 of the outstanding principal under the Notes plus accrued interest of $131,760 into 5,960,829 shares of Borqs. The Company sold 1,064,935 shares in the year ending December 31,

2021 and classified the remaining shares as marketable securities. The remaining 4,895,894 shares were sold during the first quarter of 2022 which resulted in a realized loss of $395 thousand which is reflected in ‘Realized gain on securities’ in the consolidated statements of operations within the Six Months ended June 30, 2022. The remaining principal amount of the Notes plus accrued interest through the date of conversion ($965,096) was converted into common shares of Borqs at a conversion price of $0.25 per share or 3,863,200 shares. A gain of $287,778 was recognized on the conversion of the convertible debt to common shares and is included within “Realized gain on convertible debt securities” in the consolidated statements of operations for the Three and Six Months ended June 30, 2022. Subsequent to the conversion, the 3,863,200 shares were sold which resulted in a realized gain of $45 thousand which is included within ‘Realized gain on securities’ in the consolidated statements of operations for the Three and Six Months ended June 30, 2022.

Short-term investments in convertible debt securities consist of the following:

	June 30, 2022	December 31, 2021	June 30, 2021

Convertible note	$-	$539,351	$7,588,538
End of period	$-	$539,351	$7,588,538

	June 30, 2022		June 30, 2021

Beginning of year	$539,351		$-
Investment in convertible debt security	-		5,000,000
Accrued interest income on debt security	17,753		86,938
Unrealized gain on convertible debt security	-		2,501,600
Convertible debt and interest converted into marketable shares	(844,882)
Realized gain on conversion into marketable shares	287,778
End of period	$-		$7,588,538

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

As part of that transaction in which funding began in January 2021 and in which transactions occurred during the Six Months ended June 30, 2021, the Company recognized a $5.7 million gain on the Borqs loan receivables loan transaction in which we acquired $18.2 million of Borqs debt for $15.5 million and converted the debt into Borqs common stock and subsequently sold such shares for $32.6 million, provided $11.3 million to the Investor and realized a $5.7 million gain. That transaction was completed by June 30, 2021.

Note Receivable – related party

On February 1, 2022, LMAO issued an unsecured promissory note to LMFAO Sponsor LLC, pursuant to which LMAO may borrow up to an aggregate principal amount of $500,000 to be used for a portion of LMAO’s expenses. On July 28, 2022 (effective as of June 30, 2022), the aggregate principal limit was increased to $1,750,000. The loan is non-interest bearing, unsecured and due at the earlier of the 24 month anniversary of LMAO’s initial public offering or the closing of its initial business combination. As of June 30, 2022, LMAO had drawn down $910,000 under the promissory note with LMFAO Sponsor LLC to pay for offering expenses.

Short-term investments – debt securities

Short-term investments held to maturity in debt securities consist of the following:

The Company entered into a secured promissory note and loan agreement with Symbiont.IO, Inc. (“Symbiont”) on December 1, 2021 under which the Company agreed to lend Symbiont an aggregate principal amount of up to $3 million. The outstanding principal amount under the note will bear interest at a rate of 16% per annum. The outstanding principal, plus any accrued and unpaid interest, becomes due and payable on December 1, 2022. The Symbiont note is secured by a first priority perfected security interest in the assets of Symbiont. Concurrently with the execution of the Symbiont note, the Company and Symbiont entered into a First Refusal and Purchase Option Agreement, dated December 1, 2021 (the “ROFR Agreement”), to provide the Company with certain rights relating to the potential purchase of the capital stock or assets of Symbiont. Pursuant to the terms of the ROFR Agreement, in the event that Symbiont expects to accept a third-party offer that would result in a sale of Symbiont, then the Company will have the first right and option to purchase, upon the same terms and conditions as the third-party offer, the assets or capital stock of Symbiont, subject to certain terms and exclusions as described in the ROFR Agreement.  The Company’s rights under the ROFR Agreement are assignable to third parties. The ROFR Agreement will expire on December 1, 2022. Upon the occurrence of any event of default, the Company may, under its sole and absolute discretion, elect to convert the total outstanding principal and accrued but unpaid interest into shares of common stock of Symbiont at a conversion price per share equal to $3.0642 (subject to adjustment for any stock splits, reverse stock splits and similar changes in the capital stock of Symbiont). As of June 30, 2022 and December 31, 2021, there was $185,863 and $27,178 of accrued interest included in Short-term investments – debt securities.

As part of a $2 million loan to Symbiont in December 2021, the Company received 700,000 warrants. Each warrant is immediately exercisable at a purchase price of $3.0642 per share of Common Stock, subject to adjustment in certain circumstances, and will expire on December 1, 2026. The Company determined the warrants to have a nominal value at inception and as of June 30, 2022 due to lack of marketability.

	June 30, 2022	December 31, 2021	June 30, 2021
Symbiont.IO Note Receivable	$2,185,863	$2,027,178	$-
End of period	$2,185,863	$2,027,178	$-

	June 30, 2022		June 30, 2021
Beginning of year	$2,027,178		$-
Accrued interest income on debt security	158,685		-
Unrealized loss	-		-
End of period	$2,185,863		$-

Marketable Securities

Our marketable equity securities are publicly traded stocks measured at fair value using quoted prices for identical assets in active markets and classified as Level 1 within the fair value hierarchy. Marketable equity securities as of June 30, 2022 and December 31, 2021 are as follows:

	Cost	Cost of Shares Sold	Gross Unrealized Gain (Loss)	Fair Value

Marketable equity securities, June 30, 2022	$2,976,933	$(2,915,813)	$(23,900)	$37,220

Marketable equity securities, December 31, 2021	4,766,349	$(1,246,708)	(1,387,590)	2,132,051

During the Three and Six Months ended June 30, 2022, the Company sold 3,863,200 and 8,759,094 shares, respectively, of Borqs shares for approximately $890 thousand and $2,318 thousand, respectively. The Company realized a net gain (loss) of $45 thousand and ($350) thousand for the Three and Six Months ended June 30, 2022, respectively. The net gain (loss) is included within "Realized gain (loss) on securities" within our consolidated statements of operations.

Long-term Investments

In connection with LMF Acquisition Opportunities Inc (“LMAO”) initial public offering in January 2021, the Company’s affiliate LMFA Sponsor LLC purchased an aggregate 5,738,000 private placement warrants from LMAO (“Private Placement Warrants”) at a price of $1.00 per whole warrant. Each Private Placement Warrant is exercisable for one share of LMAO’s Class A common stock at a price of $11.50 per share, and as such meets the definition of a derivative as outlined within ASC 815, Derivatives and Hedging. The Private Placement Warrants are recorded at fair value and are classified in long-term "Investments" on the consolidated balance sheet. The fair value of the Private Placement Warrants is classified as level 3 in the fair value hierarchy as the calculation is dependent upon company specific adjustments to the observable trading price of LMAO’s public warrants for lack of marketability and related risk of forfeiture should no business combination occur. Subsequent changes in fair value will be recorded in the income statement during the period of the change. As of June 30, 2022 and 2021, our re-measurement resulted in an unrealized loss of approximately $433,000 and $1,457,000 Three and Six Months ended June 30, 2022 and approximately $506,000 unrealized gain and $3,443,000 unrealized loss for the Three and Six Months ended June 30, 2021. The unrealized loss is included within "Unrealized gain (loss) on investment and equity securities" within our consolidated statements of operations.

Long-term investments as of consist of the following:

	June 30, 2022	December 31, 2021	June 30, 2021

LMF Acquisition Opportunities Inc. warrants	$516,420	$1,973,413	$2,295,200
End of period	$516,420	$1,973,413	$2,295,200

	June 30, 2022		June 30, 2021

Beginning of year	$1,973,413		$-
Investments in affiliate	-		5,738,000
Unrealized loss on investment in affiliate	(1,456,993)		(3,442,800)
End of period	$516,420		$2,295,200

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

The Company’s investment in LMAO is held through a 69.5% equity interest in Sponsor. The LMAO IPO closed on January 28, 2021 and proceeds from LMAO’s IPO totaled $103.5 million. If LMAO does not complete a business combination within 18 months from the closing of LMAO’s IPO, the proceeds from the sale of the Private Placement Warrants (after LMAO IPO transaction costs) will be used to fund the redemption of the shares sold in the LMAO IPO (subject to the requirements of applicable law), and the private warrants will expire without value. The Sponsor holds approximately 20% of the total common shares (Class A and Class B) in LMAO along with the 5,738,000 Private Placement Warrants. The Sponsor is managed by the Company. The Company has determined that as a result of the LMAO IPO, we ceased having a controlling financial interest in LMAO as of January 25, 2021. The

Company, therefore, accounts for its interest in LMAO under the equity method of accounting. Additionally, as our retained investment in LMAO qualifies for equity-method accounting, we were required to remeasure our retained interest at fair value and include any resulting adjustments as part of a gain or loss recognized on deconsolidation. The fair value calculation related to our retained interest in LMAO is dependent upon company-specific adjustments applied to both the observable trading price of LMAO’s Class A common stock and the related risk of forfeiture should LMAO not consummate a business combination.

On April 21, 2022, LMF Acquisition Opportunities, Inc. (“LMAO”) entered into an Agreement and Plan of Merger with LMF Merger Sub, Inc., a Delaware corporation and direct, wholly owned subsidiary of LMAO, and SeaStar Medical, Inc., a Delaware corporation.

As of June 30, 2022 due to the progression of the pending merger with SeaStar Medical, Inc. the Company recalculated the fair value of our interest in LMAO which included a reassessment of the risk of forfeiture. Based on the work performed, we concluded that the risk of forfeiture has decreased and the value of our retained interest has increased. As a result of the remeasurement of our retained interest in LMAO, we recognized an unrealized gain on securities of $12.7 million and $4.6 million for the Six Months ended June 30, 2022 and 2021, within "Unrealized gain (loss) on investment and equity securities" within our consolidated statements of operations.

	June 30, 2022	December 31, 2021	June 30, 2021

LMF Acquisition Opportunities Inc. common stock	$17,362,125	$4,676,130	$4,615,583
End of period	$17,362,125	$4,676,130	$4,615,583

	June 30, 2022		June 30, 2021

Beginning of year	$4,676,130		$25,000
Unrealized gain on investment in affiliate	12,685,995		4,590,583
End of period	$17,362,125		$4,615,583

The net unrealized gain on securities from the Company’s investment in LMAO’s Class B shares and warrants totaled $12.2 million and $11.2 million, respectively for the Three and Six Months ended June 30, 2022 and $0.5 million and $1.1 million for the Three and Six Months ended June 30, 2021.

Note 8. Deposits on Mining Equipment and Hosting

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

On October 6, 2021, the Company entered into an additional sale and purchase agreement (the “Second Purchase Agreement” and, collectively with the First Bitmain Purchase Agreement, the Purchase Agreements) with Seller pursuant to which the Company agreed to purchase, and Seller agreed to supply to the Company, an aggregate of 4,044 mining machines for an aggregate purchase price of $25.3 million. The Purchase Agreement provides for delivery of the Mining Machines in batches over an estimated delivery timeframe starting in April 2022 and continuing through September 2022. This contract allowed for a reduction in purchase price if Bitcoin price declined prior to shipment. As such we have been provided various credits over the Six Month ended June 30, 2022 as Bitcoin declined to approximately $19,000. The Purchase Agreements require the Company to pay a nonrefundable amount of 25% of the total purchase price for the Mining Machines within 7 days of the date of the signing of the respective Purchase Agreement, an additional 35% of the batch price at least 6 months prior to shipment of such batch, and the remaining 40% of each batch price one month prior to the shipment of the batch.  The Purchase Agreements contain other customary terms, provisions, and conditions. During 2021 the Company paid $7.9 million for the 25% as a deposit and $5.7 million for the 35% batch price for the machines. During the Six Months ended June 30, 2022 the Company paid an additional $11.2 million to Bitmain Technologies Limited for deposits related to mining equipment and payments of $285 thousand were made to various shipping vendors for transportation and customs costs related to the equipment. We have received 2,521 machines as of June 30, 2022. Since the inception of our contract with Bitmain, we have paid an aggregate of approximately $25.1 million to Bitmain and related vendors relating to the purchase of these machines through June 30, 2022, and expect to pay an additional $1.0 million under the Bitmain contract through the completion of the delivery of the machines.

In 2021, the Company entered into an agreement with Miami based Bit5ive subsidiary Uptime Armory LLC to manufacture 18 Pod5ive specialty containers for approximately $3.1 million and paid $2.4 million as a non-refundable deposit for the containers. None of the containers have been delivered as of June 30, 2022. The Company also entered into a hosting agreement with Uptime Hosting LLC (the “Hosting Agreement”) to house and service LMFA’s mining machines for $0.06 per kilowatt and the Company paid $0.8 million in 2021 as a deposit for the hosting services and an additional deposit for each container three months prior to delivery at the hosting site of $44 thousand and a final deposit for each container one month prior to arrival at the hosting site of $44 thousand. On June 29, 2022 the Company entered into a mutual termination agreement pursuant to which the parties agreed to terminate the Hosting Agreement. The $788 thousand deposit paid for hosting services under the Hosting Agreement is refundable and is included within Prepaid expenses and other assets on the consolidated balance sheet as of June 30, 2022.

On June 21, 2022, the “Company entered into a Master Agreement, dated effective as of June 20, 2022, with Compute North LLC (“Compute North”) under which Compute North has agreed to host up to 4,200 of LMFA’s S19J Pro Antminer Machines (S19J) (100 TH/s) (“Bitmain Miner Machines”) and provide colocation, management and other services (the “Master Agreement”). The term of the Master Agreement is for 60 months, subject to earlier termination in specified circumstances. The Company paid a $1.3 million non-refundable co-location deposit on June 21, 2022 under the Master Agreement.  The hosting cost under the Master Agreement is expected to be approximately $21,000 per day when all hosted machines become fully operational.

The Company classifies deposit payments within Deposits on mining equipment and hosting in the consolidated balance sheet. As mining machines are received, the respective cost of the mining machines plus the related shipping and customs fees are reclassified from Deposits on mining equipment and hosting to Fixed assets, net in the consolidated balance sheet. Refer to Note 9. As of June 30, 2022 and December 31, 2021, the Company has a total of approximately $14.5 and $16.8 million, respectively, classified as Deposits on mining equipment and approximately $15.1 million and $0 , respectively, classified as Fixed assets, net in the consolidated balance sheet under these payment arrangements.

Note 9. Fixed Assets, net

The components of fixed assets as of June 30, 2022 and December 31, 2021 are as follows:

	Useful Life (Years)	June 30, 2022	December 31, 2021
Mining machines	5	$15,058,872	-
Furniture, computer and office equipment	3-5	213,022	199,786
Gross fixed assets		15,271,894	199,786
Less: accumulated depreciation		(186,973)	(181,872)
Fixed assets, net		$15,084,921	$17,914

As of June 30, 2022, 2,521 mining machines have been received but have not yet been placed into service, therefore, depreciation has not commenced on these assets.

The Company’s depreciation expense related to furniture, computer and office equipment recognized for the Three and Six Months ended June 30, 2022 and 2021 was approximately $2,000 and $5,100 for 2022 and $3,300 and $5,000 for 2021, respectively.

Note 10. Digital Assets

Digital assets consist of the following:

	June 30, 2022	December 31, 2021	June 30, 2021

Bitcoin	$408,879	$-	$-
End of period	$408,879	$-	$-

	June 30, 2022	June 30, 2021
Beginning of Year	$-	$-
Purchase of digital assets	1,286,586	-
GUSD Earned on digital assets	5,658	-
Sale of digital assets	(505,658)
Impairment loss	(377,707)	-
End of Period	$408,879	$-

During the Three and Six Months ended June 30, 2022, the Company purchased and received an aggregate of 21.5 Bitcoin for approximately $787 thousand. These digital assets are recorded at cost, net of any impairment losses incurred since acquisition. During the Three and Six months ended June 30, 2022, we recorded approximately $378,000 of impairment losses on such digital assets. As of June 30, 2022, the carrying value of our digital assets held was approximately $409,000, which reflects the cumulative impairment. The impairment loss was included within “Impairment loss on digital assets” within the consolidated statements of operations.

During the Three and Six Months ended June 30, 2022, the Company purchased and received an aggregate of $0 and $500 thousand, respectively, in Gemini Dollars (GUSD). GUSD earns additional Gemini dollars, of which we earned approximately $1 thousand and $5.6 thousand GUSD during the Three and Six months ended June 30, 2022 which was recorded as “Digital assets other income” in the consolidated statements of operation. During the Three and Six Months ended June 30, 2022, the Company did not record any impairment losses on GUSD. The Company sold all of the GUSD during the six months ended June 30, 2022 for approximately $506 thousand, which was equal to its carrying value.

Note 11. Subsequent Events

On July 29, 2022, LMAO issued a press release announcing that its board of directors elected to extend the date by which LMAO has to consummate a business combination from July 29, 2022 to October 29, 2022 (the “Extension”), as permitted under LMAO’s Amended and Restated Certificate of Incorporation. In connection with the Extension, LMFAO Sponsor deposited an aggregate of $1,035,000 (representing $0.10 per public share of LMAO) into LMAO’s trust account on July 29, 2022.  This deposit was made in respect of a non-interest bearing loan to LMAO (the “Extension Loan”).  LMAO anticipates repaying the loan upon the completion of an initial business combination. If LMAO does not complete its initial business combination by October 29, 2022, LMAO will only repay the Extension Loan from funds held outside of its trust account.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes for the Six Months ended June 30, 2022, and with the Annual Report on Form 10-K for the year ended December 31, 2021

Forward-Looking Statements

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

We have committed to purchasing an aggregate of 5,046 Bitcoin S19J Pro Antminer cryptocurrency mining machines for an aggregate purchase price of $31.6 million (the “Mining Machines”). This contract allowed for a reduction in purchase price if Bitcoin price declined prior to shipment. We received approximately 2,521 Mining Machines as of June 30, 2022. We anticipate the remaining Mining Machines to be delivered in batches over an estimated delivery timeframe from July 2022 and continuing through October 2022.  The Bitmain Purchase Agreements required us to pay $7.9 million or 25% of the total purchase price as a non-refundable deposit for the Mining Machines within 7 days of the date of the signing of the respective Bitmain Purchase Agreements, an additional 35% of the batch price at least 6 months prior to shipment of such batch, and the remaining 40% of each batch price one month prior to the shipment of the batch. During the Six Months ended June 30, 2022 the Company paid an additional $11.2 million to Bitmain Technologies Limited for deposits related to mining equipment, expect to pay an additional $1.0 million under the Bitmain contract through the completion of the delivery of the machines as a result of variable pricing described above and payments of $285 thousand were made to various shipping vendors for transportation and customs costs related to the equipment.

In October 2021, we also entered into a sale and purchase agreement (the “Uptime Purchase Agreement”) with Uptime Armory LLC (“Uptime”) pursuant to which US Digital agreed to purchase, and Uptime agreed to supply to US Digital, an aggregate of 18 modified 40-foot cargo containers (“POD5ive containers”) that will be designed to hold and operate 280 S19 Pro Antminers manufactured by Seller. The purchase price of the POD5ive containers totals $3.15 million of which $2.4 million or 75% was paid in 2021 as a non-refundable down payment and the remaining 25% is due within five business days after Uptime delivers a “notice of completion” of the equipment. None of the containers have been delivered as of June 30, 2022.

On the same effective date, US Digital also entered into a hosting agreement with Uptime Hosting LLC (the “Hosting Agreement”) to host the Company’s 18 POD5ive containers at a secure location and provide power, maintenance and other services specified in the contract for 6 cents per kilowatt with a term of one year. Under the Hosting Agreement we paid a deposit of $0.8 million in 2021 and will pay an additional deposit for each container three months prior to delivery at the hosting site of $44 thousand and a final deposit for each container one month prior to arrival at the hosting site of $44 thousand. On June 29, 2022 the Company entered into a mutual termination agreement pursuant to which the parties agreed to terminate the Hosting Agreement. The deposits paid for hosting services under the agreement are refundable.

On June 21, 2022, the “Company entered into a Master Agreement, dated effective as of June 20, 2022, with Compute North LLC (“Compute North”) under which Compute North has agreed to host up to 4,200 of LMFA’s S19J Pro Antminer Machines (S19J) (100 TH/s) (“Bitmain Miner Machines”) and provide colocation, management and other services (the “Master Agreement”). The term of the Master Agreement is for 60 months, subject to earlier termination in specified circumstances. The Company paid a $1.3 million non-refundable co-location deposit on June 21, 2022 under the Master Agreement.  The hosting cost under the Master Agreement is expected to be approximately $21,000 per day when all hosted machines become fully operational.

The Company classifies deposit payments within Deposits on mining equipment and hosting in the consolidated balance sheet. As mining machines are received, the respective cost of the mining machines plus the related shipping and customs fees are reclassified from Deposits on mining equipment and hosting to Fixed assets, net in the consolidated balance sheet. Refer to Note 9. As of June 30, 2022 and December 31, 2021, the Company has a total of approximately $14.5 and $16.8 million, respectively, classified as Deposits on mining equipment and hosting and approximately $15.1 million and $0, respectively, classified as Fixed assets, net in the consolidated balance sheet under these payment arrangements.

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

Results of Operations

The Three Months Ended June 30, 2022 compared with the Three Months Ended June 30, 2021

Revenues

During the Three Months ended June 30, 2022, total revenues decreased by $94 thousand, to $234 thousand from $328 thousand in the Three Months ended June 30, 2021.

Interest on delinquent association fees for the Three Months ended June 30, 2022 increased $49 thousand due to the increase in payoff occurrences per unit to $3,128 per unit in 2022 from $3,060 per unit in 2021 even as the number of payoffs decreased to 62 payoff occurrences as compared to 96 payoff occurrences for the Three Months ended June 30, 2021.“Payoffs” consist of recovery of the entire legally collectible portion, or a settlement thereof, of our principal investment, accrued interest, and late fees owed to us from the proceeds of the Accounts collected by the Associations in accordance with our contracts with Associations.

We saw an increase in rental revenue in the Three Months ended June 30, 2022 of $6 thousand to $41 thousand from $35 thousand for the Three Months ended June 30, 2021.

Operating Expenses

During the Three Months ended June 30, 2022, operating expenses increased approximately $4,967 thousand, to $5,608 thousand from approximately $642 thousand for the Three Months ended June 30, 2021. The increase in operating expenses can be attributed to various factors, including $3,648 thousand increase in stock compensation, $671 thousand increase in professional fees and other operating expense increase of $137 thousand.

Professional fees, excluding fees from the BLG service agreement, for the Three Months ended June 30, 2022 were approximately $872 thousand compared with approximately $114 thousand for the Three Months ended June 30, 2021, due primarily to ordinary legal fees and costs associated with the settlement of a shareholder legal claim.  In the ordinary course of our specialty finance business, we are involved in numerous legal proceedings and expenses associated with acquisitions and corporate initiatives. We regularly initiate collection lawsuits, using our network of third party law firms, against debtors. In addition, debtors occasionally initiate litigation against us. This included a settlement expense of $275 thousand during the Three Months ended June 30, 2022 related to the settlement of a legal claim. See Note 5 Commitments and Contingencies for discussion of the claim.

Legal fees to BLG for the Three Months ended June 30, 2022 were $159 thousand compared to $246 thousand for the Three Months ended June 30, 2021. This decrease is due in part to the lower service fee charge from BLG. See Note 2. Due to Related Party for further discussion regarding the service agreements with BLG.

Other Income

During the Three Months ended June 30, 2021, the Company classified the $5 million Borqs convertible note as a trading security which is subject to fair value remeasurement each quarter.

As part of its purchase of the Borqs $5 million convertible note, the Company received warrants that became registered on May 3, 2021. The Company exercised a cashless exercise of the Borqs warrants and received 5,956,544 common shares in Borqs. The Company subsequently sold those warrants and recognized $8.5 million in proceeds, all of which was recognized as gain in the Three Months ended June 30, 2021.  The Company recognized an unrealized gain of $2.5 million for the Three Months ended June 30, 2021 from the revaluation of the Borqs convertible debt securities.

During the year ended December 31, 2021, the Company converted $4.1 million of the $5 million notes plus accrued interest into 5,960,829 shares of Borqs. The Company sold 1,064,935 shares in the year ending December 31, 2021 and classified the remaining 4,895,894 shares as marketable securities which were sold during the first quarter of 2022. The remaining principal amount of the Notes plus accrued interest through the date of conversion was converted into common shares of Borqs.

During the Three Months ended June 30, 2022 a realized gain of $288 thousand was recognized on the conversion of the convertible debt to common shares. On the conversion of the debt security, the unrealized gain of $288 thousand previously recognized in the prior quarter was reversed. Subsequent to the conversion, the 3,863,200 shares were sold which resulted in a realized gain of $45 thousand within the Three Months ended June 30, 2022.

The Company’s investment in LMAO changed due to the LMAO IPO on January 28, 2021. This resulted in LMAO’s deconsolidation from the Company and any changes in fair value will be recorded in the income statement during the period of the change. The Company recognized an unrealized gain on securities of $12.2 million for the Three Months ended June 30, 2022 as compared to a unrealized gain of $0.6 million for the Three Months ended June 30, 2021 from the revaluation of LMAO’s Class B common stock and Private Placement Warrants. The change was driven primarily by the impact of LMAO’s pending merger with Seastar Medical, Inc. on the valuation of LMAO’s common shares.

During the Three Months ended June 30, 2022, the Company purchased and received an aggregate of 21.5 Bitcoin for approximately $787 thousand. These digital assets are recorded at cost, net of any impairment losses incurred since acquisition. During the Three months ended June 30, 2022, a $378,000 impairment loss on such digital assets was recorded.

Interest (Income) Expense

During the Three Months ended June 30, 2022, the Company generated net interest income of $81 thousand as compared to $74 thousand of interest income for the Three Months ended June 30, 2021 due to interest bearing investments.

Income Tax Expense

During the Three Months ended June 30, 2022, the Company generated a $6.6 million net income before income taxes and the Company released $0.5 million of its tax valuation allowance, recognized a $0.2 million benefit for change in tax rate and a net income tax benefit of $1.2 million which offset a recognized $1.9 million deferred income tax expense. This net activity resulted in no recognized income tax expense for the Three Months ended June 30, 2022. The Company recognized $14 thousand of income tax expense for the Three Months ended June 30, 2021.

Net Income (Loss)

During the Three Months ended June 30, 2022, net income was $6.6 million as compared to net income of $11.3 million for the Three Months ended June 30, 2021.

Net Income Attributable to Non-Controlling Interest

The Company owns 69.5% of Sponsor. As such, there is $3.7 million net income for the Three Months ended June 30, 2022 attributable to the Non-Controlling Interest as compared to $147 thousand income for the Six Months ended June 30, 2021.

Net Income (Loss) Attributable to LM Funding America, Inc.

During the Three Months ended June 30, 2022, net income was $2.8 million as compared to net income of $11.1 million for the Three Months ended June 30, 2021.

Results of Operations

The Six Months Ended June 30, 2022 compared with the Six Months Ended June 30, 2021

Revenues

During the Six Months ended June 30, 2022, total revenues decreased by $80 thousand, to $425 thousand from $505 thousand in the Six Months ended June 30, 2021.

Interest on delinquent association fees for the Six Months ended June 30, 2022 increased $73 thousand due to the increase in payoff occurences per unit to $3,009 per unit in 2022 to $2,463 per unit in 2021 even as the number of payoffs decreased to 115 payoff occurrences as compared to 178 payoff occurrences for the Six Months ended June 30, 2021. “Payoffs” consist of recovery of the entire legally collectible portion, or a settlement thereof, of our principal investment, accrued interest, and late fees owed to us from the proceeds of the Accounts collected by the Associations in accordance with our contracts with Associations.

We saw an increase in rental revenue in the Six Months ended June 30, 2022 of $13 thousand to $79 thousand from $66 thousand for the Six Months ended June 30, 2021.

Operating Expenses

During the Six Months ended June 30, 2022, operating expenses increased approximately $8,284 thousand, to $10,830 thousand from $2,546 thousand for the Six Months ended June 30, 2021. The increase in operating expenses can be attributed to various factors, including $7,296 thousand increase in stock compensation, $963 thousand increase in professional fees and other operating expense increase of $138 thousand offset in part by a $256 thousand decrease in compensation costs.

Professional fees, excluding fees from the BLG service agreement, for the Six Months ended June 30, 2022 were approximately $1,309 thousand compared with approximately $351 thousand for the Six Months ended June 30, 2021 due primarily to ordinary legal fees and costs associated with the settlement of a shareholder legal claim.  In the ordinary course of our specialty finance business, we are involved in numerous legal proceedings and expenses associated with acquisitions and corporate initiatives. We regularly initiate collection lawsuits, using our network of third party law firms, against debtors. In addition, debtors occasionally initiate litigation against us. This included an expense of $275 thousand during the Six Months ended June 30, 2022 related to the settlement of a legal claim. See Note 5 Commitments and Contingencies for discussion of the claim.

Legal fees for BLG for the Six Months ended June 30, 2022 were $497 thousand compared to $492 thousand for the Six Months ended June 30, 2021. Legal fees for the Six Months ended June 30, 2022 include a $150 thousand termination fee offset by a reduction in the service fee. See Note 2. Due to Related Party for further discussion regarding the service agreements with BLG.

Other Income

The Company classified the $5 million Borqs convertible note as a trading security and as such is fair valued each quarter.  The Company recognized a realized gain of $0.3 million for the Six Months ended June 30, 2022 on the conversion of the convertible debt to common shares.

The Company recognized a $350 thousand realized loss on marketable securities for the Six Months ended June 30, 2022 as compared to a $14,125 thousand gain for the Six Months ended June 30, 2021.

As part of its purchase of the Borqs $5 million convertible note, the Company received warrants that became registered on May 3, 2021. The Company exercised a cashless exercise of the Borqs warrants and received 5,956,544 common shares in Borqs. The Company subsequently sold those warrants and recognized $8.5 million in proceeds, all of which was recognized as gain in the Three Months ended June 30, 2021.  The Company recognized an unrealized gain of $2.5 million for the Six Months ended June 30, 2021 from the revaluation of the Borqs convertible debt securities.

The Company’s investment in LMAO changed due to the LMAO IPO on January 28, 2021. This resulted in LMAO’s deconsolidation from the Company and any changes in fair value will be recorded in the income statement during the period of the change. The Company recognized an unrealized gain on securities of $11.2 million for the Six Months ended June 30, 2022 as compared to a unrealized gain of $1.1 million for the Six Months ended June 30, 2021 from the revaluation of LMAO’s Class B common stock and Private Placement Warrants. The change was driven primarily by the impact of LMAO’s pending merger with Seastar Medical, Inc. on the valuation of LMAO’s common shares.

During the Six Months ended June 30, 2022, the Company purchased and received an aggregate of 21.5 Bitcoin for approximately $787 thousand. These digital assets are recorded at cost, net of any impairment losses incurred since acquisition. During the Six months ended June 30, 2022, a $378,000 impairment losses on such digital assets was recorded.

Interest (Income) Expense

During the Six Months ended June 30, 2022, the Company earned net interest income of $179 thousand as compared to $87 thousand of interest income for the Six Months ended June 30, 2021 due to interest bearing investments.

Income Tax Expense

During the Six Months ended June 30, 2022, the Company generated a $0.5 million net income before income taxes and the Company increased its tax valuation allowance by $0.9 million and recognized a $0.9 million of deferred tax expense which offset a $0.2 million tax rate change and a net income tax benefit of $1.6 million. This net activity resulted in no recognized income tax expense for the Six Months ended June 30, 2022. The Company recognized $17.3 thousand of income tax expense for the Six Months ended June 30, 2021.

Net Income (Loss)

During the Six Months ended June 30, 2022, net income was $0.5 million as compared to net income of $15.8 million for the Six Months ended June 30, 2021.

Net Income Attributable to Non-Controlling Interest

The Company owns 69.5% of Sponsor. As such, there is $3,433 thousand net income for the Six Months ended June 30, 2022 attributable to the Non-Controlling Interest as compared to $319 thousand net income for the Six Months ended June 30, 2021.

Net Income (Loss) Attributable to LM Funding America, Inc.

During the Six Months ended June 30, 2022, the net loss was $2.9 million as compared to net income of $15.5 million for the Six Months ended June 30, 2021.

Liquidity and Capital Resources

General

As of June 30, 2022, we had cash and cash equivalents of $17.0 million compared with $32.6 million at December 31, 2021. The Company also had $37 thousand of marketable securities as of June 30, 2022 compared with $2.1 million at December 31, 2021.

Cash from Operations

Net cash used by operations was $0.2 million during the Six Months ended June 30, 2022 compared with net cash provided by operations of $7.0 million during the Six Months ended June 30, 2021. This change in cash provided by operating activities was primarily driven by a $5.7 million realized gain on securities from the Borqs Note transactions during the Six Months ended June 30, 2021.

Cash from Investing Activities

For the Six Months ended June 30, 2022 net cash used in investing activities was $15.2 million as compared to net cash used in investing activities of $5.8 million for the Six Months ended June 30, 2021.  The Company invested $12.7 million in deposits for mining equipment, $787 thousand for digital assets and $910 thousand in related party notes receivable during the Six Months ended June 30, 2022 as compared to the investment of $5.7 million in LMF Acquisition Opportunities Inc (a special purpose acquisition corporation) during the Six Months ended June 30, 2021. The Company reclassified approximately $15.1 million from Deposits on mining equipment and hosting to Fixed assets, net in the consolidated balance sheet due to the receipt of 2,521 mining machines during the Six Months ended June 30, 2022.

Cash from Financing Activities

Net cash used in financing activities was $0.1 million for the Six Months ended June 30, 2022 compared to $9.4 million provided by financing activities for the Six Months ended June 30, 2021. At June 30, 2022, the Company paid $115 thousand in repayments of debt. During the Six Months ended June 30, 2021 the Company received $9.5 million from the exercise of warrants and paid $125 thousand in repayments of debt.

Shareholders’ Equity

During the Six Months ended June 30, 2021, holders of our warrants exercised such warrants for approximately 2.3 million shares of common stock for an aggregate of $9.5 million.

Debt

Debt of the Company consisted of the following at June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021

Financing agreement with FlatIron capital that was unsecured. Down payment of $36,255 was required upfront and equal installment payments of $19,114 were made over a 10 month period. The note matured on May 1, 2022. Annualized interest was 3.95%	$-	$114,688

	$-	$114,688

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to make disclosures under this item.

Item 4.	Controls and Procedures

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2022. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of June 30, 2022 due to the following material weakness in internal control over financial reporting that existed as of December 31, 2021 and that continued to exist through June 30, 2022:

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

Management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively. To date, the remediation actions include the following:

•	appointment of additional qualified staff;

•	implementation of additional monitoring of controls to improve documentation of internal control procedures; and

•	expanding the management and governance over IT system controls,

While these actions and planned actions are subject to ongoing management evaluation and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period, we are committed to continuous improvement and will continue to diligently review our internal control over financial reporting.

(b) Changes in internal control over financial reporting.

Other than remediation actions related to the material weaknesses in our internal controls described above, there has been no change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Legal Proceedings are set forth under Note 5 "Commitments and Contingencies" included in Part I, Item 1 of this Quarterly Report on Form 10-Q and are incorporated herein by reference.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, except as follows:

We will be exposed to risks and potential unexpected costs related to disruptions or other failures in the supply chain for cryptocurrency hardware and difficulties in obtaining new hardware.

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

Our mining business will be subject to limitations inherent within the supply chain of certain of our components, including competitive, governmental, and legal limitations, and other events. For example, we expect that we will significantly rely on foreign imports to obtain certain equipment and materials. Any global trade disruption, introductions of tariffs, trade barriers and bilateral trade frictions, together with any potential downturns in the global economy resulting therefrom, could adversely affect our necessary supply chains. Our third-party manufacturers, suppliers and subcontractors may also experience disruptions by worker absenteeism, quarantines, restrictions on employees’ ability to work, office and factory closures, disruptions to ports and other shipping infrastructure, border closures, or other travel or health-related restrictions, such as those that were triggered by the COVID-19 pandemic, for example. Depending on the magnitude of such effects on our supply chain, shipments of parts for our miners, or any new miners that we order, may be delayed or may be more expensive than anticipated.

Furthermore, the global supply chain for cryptocurrency miners is currently heavily dependent on China. In September 2021, China declared all transactions in and mining of cryptocurrencies, including Bitcoin, illegal. China has also in the past limited the shipment of products in and out of its borders, which could negatively impact our ability to receive mining equipment from China-based suppliers. Further, Chinese-origin merchandise is currently subject to an additional duty rate of 25% ad valorem.  Should it be determined that cryptocurrency mining equipment purchased from and delivered by Bitmain under the Bitmain Service Agreements are of Chinese origin, we may be required to pay the additional ad valorem duty, penalties and interest in order to receive such equipment. Should additional disruptions to the China-based global supply chain for cryptocurrency hardware occur, we may not be able to obtain adequate equipment from the supplier on a timely basis or the cost to obtain such equipment may be greater than anticipated. Such events could have a material adverse effect on our business, prospects, financial condition, and operating results.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities.

None.

(b) Use of Proceeds.

None.

(c) Repurchase of Securities.

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None

Item 6.	Exhibits

The following documents are filed as a part of this report or are incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION

3.2	Restated By-Laws of LM Funding America, Inc. (incorporated by reference to Exhibit 3.2 to Form 8-K/A filed on December 14, 2021
4.1	Certificate of Incorporation of LM Funding America, Inc., as amended (incorporated by reference to Exhibit 4.1 to Form S-8 filed on January 24, 2022)
10.1	Master Agreement dated as of June 20, 2022, between US Digital Mining Texas and Compute North LLC (incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 27, 2022)
10.2	Order Form dated as of June 20, 2022, between US Digital Mining Texas and Compute North LLC (incorporated by reference to Exhibit 10.2 to Form 8-K filed on June 27, 2022)
31.1*	Rule 13a – 14(a) Certification of the Principal Executive Officer

31.2*	Rule 13a – 14(a) Certification of the Principal Financial Officer

32.1*	Written Statement of the Principal Executive Officer and Principal Financial Officer, Pursuant to 18 U.S.C. § 1350

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*   Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

LM FUNDING AMERICA, INC.

Date: August 17, 2022	By:	/s/ Bruce M. Rodgers
Bruce M. Rodgers
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: August 17, 2022	By:	/s/ Richard Russell
Richard Russell
Chief Financial Officer
(Principal Accounting Officer)