Form 10-Q
period 2022-09-30
LM FUNDING AMERICA, INC.
filed 2022-11-17
CIK 1640384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

The registrant had 13,091,883 shares of Common Stock, par value $0.001 per share, outstanding as of November 14, 2022.

LM FUNDING AMERICA, INC.

TABLE OF CONTENTS

		Page

PART I.	FINANCIAL INFORMATION	3

Item 1.	Financial Statements	3

	LM Funding America, Inc. and Subsidiaries Condensed Consolidated Balance Sheets September 30, 2022 (unaudited) and December 31, 2021	3

	LM Funding America, Inc. and Subsidiaries Condensed Consolidated Statements of Operations Three and Nine Months Ended September 30, 2022 and 2021 (unaudited)	4

	LM Funding America, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows Nine Months Ended September 30, 2022 and 2021 (unaudited)	5

	LM Funding America, Inc. and Subsidiaries Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three and Nine Months Ended September 30, 2022 and 2021 (unaudited)	6
	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34

Item 4.	Controls and Procedures	34

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	36

Item 1A.	Risk Factors	36

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 3.	Defaults Upon Senior Securities	40

Item 4	Mine Safety Disclosure	40

Item 5.	Other Information	40

Item 6.	Exhibits	41

SIGNATURES		42

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

LM Funding America, Inc. and Subsidiaries Condensed Consolidated Balance Sheets

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Cash	$10,175,211	$32,559,185
Finance receivables	20,709	28,193
Short-term investments - convertible debt securities (Note 7)	-	539,351
Marketable securities (Note 7)	24,220	2,132,051
Short-term investments - debt securities (Note 7)	2,619,292	2,000,000
Prepaid expenses and other assets	1,205,719	1,251,852
Note receivable from related party (Note 7)	2,785,000	-
Digital assets (Note 10)	616,257	-
Current assets	17,446,408	38,510,632
Fixed assets, net (Note 9)	21,975,960	17,914
Real estate assets owned	80,057	80,057
Operating lease - right of use assets (Note 4)	289,468	59,969
Long-term investments - equity securities (Note 7)	322,246	1,973,413
Investments in unconsolidated affiliates (Note 7)	17,362,125	4,676,130
Deposits on mining equipment and hosting services (Note 8)	10,467,721	16,775,100
Other assets	10,726	10,726
Long-term assets	50,508,303	23,593,309
Total assets	$67,954,711	$62,103,941

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses	$636,369	463,646
Note payable - short-term (Note 3)	-	114,688
Due to related parties (Note 2)	75,615	121,220
Current portion of lease liability (Note 5)	90,004	68,002
Income tax payable (Note 4)	1,167,856	326,178
Total current liabilities	1,969,844	1,093,734
Lease liability - long-term (Note 5)	203,211	-
Long-term liabilities	203,211	-
Total liabilities	2,173,055	1,093,734

Stockholders’ equity:
Preferred stock, par value $.001; 150,000,000 shares authorized; no shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	-	-
Common stock, par value $0.001; 350,000,000 shares authorized; 13,091,883 and 13,017,943 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	13,092	13,018
Additional paid-in capital	85,469,749	74,525,106
Accumulated deficit	(23,323,573)	(13,777,006)
Total stockholders’ equity	62,159,268	60,761,118
Non-controlling interest	3,622,388	249,089
Total stockholders’ equity	65,781,656	61,010,207
Total liabilities and stockholders’ equity	$67,954,711	$62,103,941

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

LM Funding America, Inc. and Subsidiaries Condensed Consolidated Statements of Operations (unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Interest on delinquent association fees	$57,585	$129,439	$270,993	$269,556
Administrative and late fees	14,717	14,642	51,123	46,574
Recoveries in excess of cost - special product	20,171	14,000	73,526	61,052
Underwriting and other revenues	12,362	28,784	55,278	86,981
Rental revenue	40,788	36,759	120,240	103,264
Digital mining revenues, net	42,157	-	42,157	-
Total revenues	187,780	223,624	613,317	567,427

Operating costs and expenses:
Digital mining cost of revenues (exclusive of depreciation and amortization shown below)	38,960	-	38,960	-
Staff costs and payroll	4,297,540	1,874,798	12,886,432	3,422,819
Professional fees	714,730	497,942	2,520,981	1,340,909
Settlement costs with associations	-	-	160	-
Selling, general and administrative	209,328	106,895	446,519	302,679
Provision for credit losses	-	-	500	(10,000)
Recovery of cost from related party receivable	-	(100,000)	-	(200,000)
Real estate management and disposal	22,558	29,878	76,453	77,646
Depreciation and amortization	38,617	4,482	43,718	9,476
Collection costs	5,037	(1,410)	(6,689)	3,339
Other operating expenses	124,405	5,801	273,798	17,415
Total operating expenses	5,451,175	2,418,386	16,280,832	4,964,283
Operating loss	(5,263,395)	(2,194,762)	(15,667,515)	(4,396,856)
Realized gain (loss) on securities	-	(173,282)	(349,920)	13,951,752
Realized gain on convertible debt securities	-	-	287,778	-
Unrealized loss on convertible debt security	-	(2,588,916)	-	(87,316)
Unrealized loss on marketable securities	(13,000)	(478,448)	(36,900)	(478,448)
Impairment loss on digital assets	(26,634)	(23,720)	(404,341)	(23,720)
Unrealized gain (loss) on investment and equity securities	(194,174)	(123,172)	11,034,828	1,024,714
Digital assets other income	-	-	5,658	-
Interest income	85,602	77,956	264,947	164,895
Interest expense	-	(3,939)	-	(653)
Dividend income	1,125	738	3,875	738
Gain on forgiveness of note payable	-	-	-	157,251

Income (loss) before income taxes	(5,410,476)	(5,507,545)	(4,861,590)	10,312,357
Income tax expense	(1,311,678)	(12,619)	(1,311,678)	(29,883)
Net income (loss)	(6,722,154)	(5,520,164)	(6,173,268)	10,282,474
Less: Net (income) loss attributable to non-controlling interest	59,298	33,953	(3,373,299)	(284,770)
Net income (loss) attributable to LM Funding America Inc.	$(6,662,856)	$(5,486,211)	$(9,546,567)	$9,997,704

Earnings/(loss) per share:
Basic income (loss) per common share - net income (loss) - attributable to LM Funding	$(0.51)	$(1.01)	$(0.73)	$1.89
Diluted income (loss) per common share - net income (loss) - attributable to LM Funding	$(0.51)	$(1.01)	$(0.73)	$1.88
Weighted average number of common shares outstanding:
Basic	13,091,883	5,414,296	13,081,591	5,293,375
Diluted	13,091,883	5,421,606	13,081,591	5,305,418

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

LM Funding America, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(6,173,268)	$10,282,474
Adjustments to reconcile net income (loss) to cash used in operating activities
Depreciation and amortization	43,718	9,476
Right to use asset non cash lease expense	71,288	75,605
Stock compensation	988,498	-
Stock option expense	9,956,219	-
Debt forgiveness	-	(157,251)
Accrued investment income	(259,867)	(160,954)
Gain on deconsolidation of affiliate	-	(43,623)
Unrealized loss on convertible debt security	-	87,316
Unrealized loss on marketable securities	36,900	478,448
Impairment loss on digital assts	404,341	23,720
Unrealized gain on investment and equity securities	(11,034,828)	(1,024,714)
Realized (gain) loss on securities	349,920	(13,951,752)
Realized gain on convertible note securities	(287,778)	-
Investment in securities	-	(16,118,533)
Proceeds from securities	2,565,893	30,070,285
Investment in convertible note receivable	-	(5,000,000)
Convertible note receivable converted into marketable security	844,882	4,231,760
Investment in marketable Securities	(844,882)	(3,958,678)
Change in assets and liabilities
Prepaid expenses and other assets	807,352	(8,326)
Accounts payable and accrued expenses	172,723	382,204
Advances (repayments) to related party	(45,605)	103,934
Mining of digital assets	(42,157)	-
Lease liability payments	(75,574)	(76,656)
Deferred taxes and taxes payable	841,678	29,883
Net cash provided by (used in) operating activities	(1,680,547)	5,274,618

CASH FLOWS FROM INVESTING ACTIVITIES:
Net collections of finance receivables - original product	19,049	37,549
Net collections of finance receivables - special product	(11,565)	8,450
Payments for real estate assets owned	-	(68,568)
Capital expenditures	(15,380)	(4,207)
Deposits for mining equipment and hosting	(16,467,402)	(1,565,625)
Investments in digital assets	(978,441)	(1,419,958)
Loan to purchase securities	-	1,784,250
Investment in note receivable - related party	(2,785,000)	-
Investment in note receivable	(350,000)	-
Repayment of loan to purchase securities	-	(1,784,250)
Investment in unconsolidated affiliate	-	(5,738,000)
Net cash used in investing activities	(20,588,739)	(8,750,359)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments	-	(28,534)
Insurance financing repayments	(114,688)	(134,485)
Exercise of warrants	-	9,544,623
Net cash provided by (used in) financing activities	(114,688)	9,381,604
NET INCREASE (DECREASE) IN CASH	(22,383,974)	5,905,863
CASH - BEGINNING OF YEAR	32,559,185	11,552,943
CASH - END OF YEAR	$10,175,211	$17,458,806

SUPPLEMENTAL DISCLOSURES OF NON-CASHFLOW INFORMATION
Insurance financing	$-	$210,260
ROU assets and operating lease obligation recognized	$300,787	$-
Reclassification of mining equipment deposit to fixed assets, net	$21,986,382	$-
SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION
Cash paid for interest	$-	$1,892
Cash paid for income taxes	$470,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LM Funding America, Inc. and Subsidiaries Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2022 and 2021

(unaudited)

	Common Stock
	Shares	Amount	Additional paid in capital	Accumulated Deficit	Non-Controlling Interest	Total Equity

Balance - December 31, 2020	3,083,760	$3,084	$29,996,257	$(18,536,224)	$5,191	$11,468,308

Stock issued for warrants exercised	2,330,536	2,330	9,542,293	-	-	9,544,623
Net income	-	-	-	4,376,433	171,866	4,548,299
Balance - March 31, 2021	5,414,296	$5,414	$39,538,550	$(14,159,791)	$177,057	$25,561,230

Net income	-	-	-	11,107,482	146,857	11,254,339
Balance - June 30, 2021	5,414,296	$5,414	$39,538,550	$(3,052,309)	$323,914	$36,815,569

Net loss	-	-	-	(5,486,211)	(33,953)	(5,520,164)
Balance - September 30, 2021	5,414,296	$5,414	$39,538,550	$(8,538,520)	$289,961	$31,295,405

Balance - December 31, 2021	13,017,943	$13,018	$74,525,106	$(13,777,006)	$249,089	$61,010,207
Stock issued for services	73,940	74	(74)	-	-	-
Stock compensation	-	-	329,500	-	-	329,500
Stock option expense	-	-	3,318,737	-	-	3,318,737
Net loss	-	-	-	(5,728,051)	(291,200)	(6,019,251)
Balance - March 31, 2022	13,091,883	$13,092	$78,173,269	$(19,505,057)	$(42,111)	$58,639,193

Stock compensation	-	-	329,499	-	-	329,499
Stock option expense	-	-	3,318,742	-	-	3,318,742
Net income	-	-	-	2,844,340	3,723,797	6,568,137
Balance - June 30, 2022	13,091,883	$13,092	$81,821,510	$(16,660,717)	$3,681,686	$68,855,571

Stock compensation	-	-	329,499	-	-	329,499
Stock option expense	-	-	3,318,740	-	-	3,318,740
Net loss	-	-	-	(6,662,856)	(59,298)	(6,722,154)
Balance - September 30, 2022	13,091,883	$13,092	$85,469,749	$(23,323,573)	$3,622,388	$65,781,656

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LM FUNDING AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND NINE MONTHS ENDED September 30, 2022

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

The Company created two subsidiaries in 2020, LMFA Financing LLC on November 21, 2020 and LMFAO Sponsor LLC on October 29, 2020. LMFAO Sponsor LLC created a majority owned subsidiary LMF Acquisition Opportunities Inc. on October 29, 2020. LM Funding America Inc. organized another subsidiary, US Digital Mining and Hosting Co., LLC., on September 10, 2021. US Digital Mining and Hosting Co., LLC created a subsidiary US Digital Mining Texas, LLC on June 21, 2022.

The Company currently has two lines of business: a specialty finance business and our recently commenced cryptocurrency mining business.

With respect to our specialty finance business, the Company has historically engaged in the business of providing funding to nonprofit community associations primarily located in the state of Florida. We offer incorporated nonprofit community associations, which we refer to as “Associations,” a variety of financial products customized to each Association’s financial needs. Our original product offering consists of providing funding to Associations by purchasing their rights under delinquent accounts that are selected by the Associations arising from unpaid Association assessments. Historically, we provided funding against such delinquent accounts, which we refer to as “Accounts,” in exchange for a portion of the proceeds collected by the Associations from the account debtors on the Accounts. In addition to our original product offering, we have started purchasing Accounts on varying terms tailored to suit each Association’s financial needs, including under our New Neighbor Guaranty™ program.

On September 15, 2021, we announced our plan to operate in the Bitcoin mining ecosystem, and we commenced Bitcoin mining operations in late September 2022. This business operation deploys our computing power to mine Bitcoin and validate transactions on the Bitcoin network. We believe that developments in Bitcoin mining have created an opportunity for us to deploy capital and conduct large-scale mining operations in the United States. We conduct this business through a wholly owned subsidiary, US Digital Mining and Hosting Co, LLC, a Florida limited liability company (US Digital), which we formed in 2021 to develop and operate our cryptocurrency mining business.

Specialty Finance Business

In our specialty finance business, we purchase an Association’s right to receive a portion of the Association’s collected proceeds from owners that are not paying their assessments. After taking assignment of an Association’s right to receive a portion of the Association’s proceeds from the collection of delinquent assessments, we engage law firms to perform collection work on a deferred billing basis wherein the law firms receive payment upon collection from the account debtors or a predetermined contracted amount if payment from account debtors is less than legal fees and costs owed. Under this business model, we typically fund an amount equal to or less than the statutory minimum an Association could recover on a delinquent account for each Account, which we refer to as the “Super Lien Amount”. Upon collection of an Account, the law firm working on the Account, on behalf of the Association, generally distributes to us the funded amount, interest, and administrative late fees, with the law firm retaining legal fees and costs collected, and the Association retaining the balance of the collection. In connection with this line of business, we have developed proprietary software for servicing Accounts, which we believe enables law firms to service Accounts efficiently and profitably.

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

Cryptocurrency Mining Business

During 2021, we committed to purchasing an aggregate of 5,046 Bitcoin S19J Pro Antminer cryptocurrency mining machines for an aggregate purchase price of $31.6 million (the “Mining Machines”) from Bitmain. This contract allowed for a reduction in purchase price if Bitcoin price declined prior to shipment. As such, because the price of Bitcoin has declined since we entered into the purchase contract, we have received reductions against the total purchase price. We anticipate we will receive the remaining Mining Machines to be delivered in batches over an estimated delivery timeframe from October 2022 through November 2022. The purchase agreements between us and Bitmain relating to the Mining Machines (the “Bitmain Purchase Agreements”) required us to pay $7.9 million or 25% of the total purchase price as a non-refundable deposit for the Mining Machines within 7 days of the date of the signing of the respective Bitmain Purchase Agreements, and additional 35% of the batch price at least 6 months prior to shipment of such batch, and the remaining 40% of each batch price one month prior to the shipment of the batch. We have received 4,212 Mining Machines as of September 30, 2022 under these purchase agreements. Due to the variable nature of the contract, we have been credited an aggregate total of approximately $7.2 million toward the 40% purchase price that is normally paid upon the shipment of a batch.

On August 31, 2022, the Company committed to purchasing an additional 400 Bitcoin Miner S19J Pro machines from Bitmain for an aggregate purchase price of approximately $1.3 million. The purchase agreement provides for delivery of the machines in November 2022. As required under the contract, the Company paid the full purchase price within 7 days of the date of the signing of the agreement and the payment is not refundable. This contract is also subject to variable pricing adjustments.

Additionally, on September 20, 2022, the Company committed to purchasing 200 Bitcoin Miner S19 XP machines from Bitmain for an aggregate purchase price of approximately $1.3 million. Under the provisions of the contract, the machines are expected to be delivered in January 2023. As required under the contract, the Company paid a non-refundable deposit of $265 thousand within 7 days of the date of the signing of the agreement. An additional 30% payment of the purchase price is due 4 months prior to shipment and the remaining 50% of the purchase price is due 15 days prior to shipment. This contract is also subject to variable pricing adjustments.

During the Nine Months ended September 30, 2022 the Company paid approximately $12.7 million to Bitmain for deposits related to mining equipment and payments of $635 thousand were made to various shipping vendors for transportation and customs costs related to the equipment. Since the inception of our contracts with Bitmain, we have paid an aggregate of approximately $27.0 million to Bitmain and related vendors relating to the purchase of these machines through September 30, 2022, and expect to pay an additional $1.0 million under the Bitmain contracts through the completion of the delivery of the machines.

In October 2021, we also entered into a sale and purchase agreement (the “Uptime Purchase Agreement”) with Uptime Armory LLC (“Uptime”) pursuant to which US Digital agreed to purchase, and Uptime agreed to supply to US Digital, an aggregate of 18 modified 40-foot cargo containers (“POD5ive containers”) that will be designed to hold and operate 280 S19 Pro Antminers manufactured by Bitmain. The purchase price of the POD5ive containers totals $3.15 million, of which $2.4 million or 75% was paid in 2021 as a non-refundable down payment and the remaining 25% was paid after Uptime delivered a “notice of completion” of the equipment. No containers have been delivered as of September 30, 2022.

On the same effective date, US Digital also entered into a hosting agreement with Uptime Hosting LLC (the “Hosting Agreement”) to host the Company’s 18 POD5ive containers at a secure location and provide power, maintenance and other services specified in the contract for 6 cents per kilowatt with a term of one year. Under the Hosting Agreement we paid a deposit of $0.8 million in 2021 and were required to pay an additional deposit for each container three months prior to delivery at the hosting site of $44 thousand and a final deposit for each container one month prior to arrival at the hosting site of $44 thousand. The deposits paid for hosting services under the Hosting Agreement are refundable. On June 29, 2022, the Company and Uptime Hosting LLC entered into a Release and Termination Agreement in which the Hosting Agreement was terminated and Uptime Hosting LLC agreed to pay the $0.8 million. The $0.8 million deposit paid for hosting services under the Hosting Agreement is included within Prepaid expenses and other assets on the consolidated balance sheet as of September 30, 2022. However, the $0.8 million deposit has not been returned, and on September 2, 2022, we filed in Florida circuit court a legal action against Uptime Hosting LLC in an action styled US Digital Mining and Hosting Co, LLC v. Uptime Hosting, LLC (Fla. 13thCir. Ct. Sept. 2, 2022) for the return of the deposit and other damages, alleging breach of contract and violation of the Florida Deceptive and Unfair Trade Practices Act. Uptime Hosting LLC has answered the complaint with affirmative defenses and counterclaims for fraudulent inducement and rescission, which we believe are without merit. The Company has not accrued a loss contingency related to this matter based on management’s assessment of the collectability of the refundable deposit.

On November 8, 2022, we filed an action in Florida circuit court against Uptime Armory, LLC and Bit5ive, LLC in a case styled US Digital Mining and Hosting Co. LLC v. Uptime Amory, LLC and Bit5ive, LLC (Fla. 11thCir. Ct., November 8, 2022). In that action, we alleged breach of contract and violation of the Florida Deceptive and Unfair Trade Practices Act and are seeking, among other things, damages of $3.15 million for non-delivery of the 18 POD5ive containers. The defendants in this action have not yet answered the complaint.

On June 21, 2022, the Company entered into a Master Agreement, dated effective as of June 20, 2022, with Compute North LLC (“Compute North”) under which Compute North has agreed to host up to 4,200 of US Digital’s Bitcoin Miner S19J Pro machines (100 TH/s) and provide colocation, management and other services (the “Master Agreement”). The term of the Master Agreement is for 60 months, subject to earlier termination in specified circumstances. The Company paid a non-refundable co-location deposit of $1.3 million on June 21, 2022 under the Master Agreement. Compute North filed for Chapter 11 bankruptcy on September 22, 2022. Compute North has not energized any of our 2,690 machines located at their site.

On September 6, 2022, the Company entered into hosting agreement (the “Core Hosting Agreement”) with Core Scientific Inc. (“Core”) pursuant to which Core agreed to host the Company’s 1,200 Bitcoin Miner S19J Pro machines at a secure location and provide power, maintenance and other services specified in the contract with a term of one year and thereafter automatically renews for the periods indicated in the Order. As required under the Core Hosting Agreement, the Company paid approximately $942 thousand as a deposit on September 2, 2022.

During September 2022, 848 mining machines were placed into service and we commenced mining operations. These machines are located at one of the Core hosting locations.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in the annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The interim condensed consolidated financial statements as of September 30, 2022 and for the Three and Nine Months ended September 30, 2022 and September 30, 2021, respectively are unaudited. In the opinion of management, the interim condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of the results for the interim periods. The accompanying consolidated balance sheet as of December 31, 2021, is derived from the audited consolidated financial statements presented in the Company’s Annual Report on Form 10-K for fiscal the year ended December 31, 2021.

Reclassifications

Certain prior period amounts on the balance sheet have been reclassified to conform to the current period presentation.

Revenue Recognition

We recognize revenue in accordance with generally accepted accounting principles as outlined in ASC 606, Revenue From Contracts with Customers, which requires that five steps be followed in evaluating revenue recognition: (i) identify the contract with the customer; (ii) identity the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price; and (v) recognize revenue when or as the entity satisfied a performance obligation.

With respect to its cryptocurrency mining operations, the Company has entered into contracts with digital asset mining pool operators to provide computing power to the mining pools. The contracts are terminable at any time by either party and the Company’s enforceable right to compensation only begins when the Company starts providing computing power to the mining pool operator. In exchange for providing computing power, the Company is entitled to a fractional share of the fixed cryptocurrency award the mining pool operator receives (less pool fees to the mining pool operator), for successfully adding a block to the blockchain, plus a fractional share of the transaction fees attached to that blockchain. The Company’s fractional share is based on the proportion of computing power the Company contributed to the mining pool operator to the total computing power contributed by all mining pool participants in solving the current algorithm. The transaction consideration the Company receives is noncash consideration, in the form of digital currency, which the Company measures at fair value on the date received which is not materially different than the fair value at contract inception or at the time the Company has earned the award from the mining pools.

Segment and Reporting Unit Information

Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Chief Executive Officer and Chief Financial Officer of the Company are determined to comprise the CODM, as a group. The Company has two operating segments as of September 30, 2022, which we refer to as Specialty Finance and Mining Operations. Our corporate oversight function and other components that may earn revenues that are only incidental to the activities of the Company are aggregated and included in the “All Other” category. See Note 11, “Segment Information”.

Digital Assets

When applicable, we account for all digital assets other than stablecoin as indefinite-lived intangible assets in accordance with ASC 350, Intangibles—Goodwill and Other. We have ownership of and control over our digital assets and use third-party custodial services to secure it. Digital assets that are purchased are initially recorded at cost and digital assets that are received in exchange for services provided are recognized at fair value as of the date received (refer to Revenue Recognition policy). Digital assets are subsequently remeasured on the consolidated balance sheet at cost, net of any impairment losses incurred since acquisition. We account for stablecoin as financial assets in accordance with ASC 310, Receivables. The stablecoin are recorded at amortized cost, which approximates their fair value.

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

The impaired digital assets are written down to their fair value at the time of impairment and this new cost basis will not be adjusted upward for any subsequent increase in fair value. Gains are not recorded until realized upon sale, at which point they are presented separately from any impairment losses.

Digital currencies earned by the Company through its mining activities are included within operating activities on the accompanying consolidated statements of cash flows.

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

Impairment of Long-Lived Assets

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment amount is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. There was no impairment of long-lived assets for the Three and Nine Months ended September 30, 2022 and 2021.

Investment in Securities

Investment in Securities includes investments in common stocks, note receivables, and convertible notes receivables. Investments in securities are reported at fair value with changes in unrecognized gains or losses included in other income on the income statement. The fair value of the BORQ convertible note receivable is based on its classification as a trading security. The Symbiont and Seastar Medical, Inc. notes receivable are reported at amortized costs less impairment.

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

The Company issued approximately 74 thousand shares and 2.3 million shares at various times during the Nine Months ended September 30, 2022 and September 30, 2021, respectively, and has weighted averaged these new shares in calculating income (loss) per share for the relevant period.

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

Amounts collected from property owners and paid to BLG or BLGAL as applicable for the Three and Nine Months ended September 30, 2022 and 2021 were approximately $159,000 and $506,000 for 2022 and $246,000 and $738,000 for 2021, respectively. As of September 30, 2022 and December 31, 2021, receivables from property owners for charges ultimately payable to BLGAL or BLGAL were approximately $563,000 and $677,000, respectively.

Under the Services Agreement in effect during the Nine Months ended September 30, 2022 and 2021, the Company pays all costs (lien filing fees, process and serve costs) incurred in connection with the collection of amounts due from property owners. Any recovery of these collection costs is accounted for as a reduction in expense incurred. The Company incurred expenses related to these types of costs for the Three and Nine Months ended September 30, 2022 and 2021 in the amounts of approximately $13,600 and $48,000 for 2022 and $26,000 and $76,000 for 2021, respectively. Recoveries during the Three and Nine Months ended September 30, 2022 and 2021, related to those costs were approximately $9,000 and $55,000 for 2022 and $27,000 and $72,000 for 2021, respectively.

The Company also shares office space and related common expenses with BLGAL (and previously BLG). All shared expenses, including rent, are charged to BLG based on an estimate of actual usage. Any expenses of BLGAL and BLG paid by the Company that have not been reimbursed or settled against other amounts are reflected as due from related parties in the accompanying consolidated balance sheets. BLGAL and BLG, as applicable were charged a total of approximately $15,000 and $45,000 for the office sub-lease during the Three and Nine Months ended September 30, 2022 and $17,000 and $51,000 for the Three and Nine Months ended September 30, 2021, respectively.

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

Amounts payable to BLGAL and BLG, in aggregate as of September 30, 2022 and December 31, 2021 were approximately $56,600 and $121,200, respectively.

As of September 30, 2022, approximately $19,000 was payable to LMAO related to reimbursement of professional fees paid by LMAO on behalf of LMFA. This amount is included within 'Due to related parties' on the consolidated balance sheets.

Note 3. Debt and Other Financing Arrangements

	September 30, 2022	December 31, 2021

Financing agreement with FlatIron capital that was unsecured. Down payment of $36,255 was required upfront and equal installment payments of $19,114 were made over a 10 month period. The note matured on May 1, 2022. Annualized interest was 3.95%	$-	$114,688

	$-	$114,688

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

During the twelve month period ended December 31, 2021, the Company generated positive pre-tax income of approximately $5.3 million. The Company had estimated under the best information at that time that it could fully utilize its carryforward net operating (“NOL”) tax losses from prior periods for 2021. However, once the 2021 tax return was finalized in October 2022, the NOLs available for use was limited under Internal Revenue Code Section 382 to $93,000 but we were able to use a $1.4 million capital loss carryforward. The usage of these NOLs will be limited to approximately $93,000 each year going forward but can be carried forward for twenty years, after which the remaining amounts can be carried forward indefinitely with offsets limited to 80% of taxable income. As such this change in estimate resulted in a tax payable of $1.3 million which is being reported in the nine month period ended September 30, 2022.

Under ASC 740-10-30-5, Income Taxes, deferred tax assets should be reduced by a valuation allowance if, based on the weight of available evidence, it is more-likely-than-not (i.e., a likelihood of more than 50%) that some portion or all of the deferred tax assets will not be realized. The Company considers all positive and negative evidence available in determining the potential realization of deferred tax assets including, primarily, the recent history of taxable earnings or losses. Based on operating losses reported by the Company during 2022, 2020 and 2019, the Company concluded there was not sufficient positive evidence to overcome this recent operating history. As a result, the Company believed that a valuation allowance was necessary based on the more-likely-than-not threshold noted above. The Company had recorded a valuation allowance of approximately $3,227,000 as of September 30, 2022 and $3,246,000 as of December 31, 2021.

Significant components of the tax expense (benefit) recognized in the accompanying consolidated statements of operations for the Three and Nine Months ended September 30, 2022 and September 30, 2021 are as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Current tax benefit
Federal	$2,499,186	$(1,159,524)	$1,135,644	$2,078,774
State	458,158	(321,397)	176,034	348,622
Total current tax expense (benefit)	2,957,344	(1,480,921)	1,311,678	2,427,396
Deferred tax expense	(1,153,380)	12,619	(231,454)	34,614
Change in tax rates	423,630	-	211,815	-
Valuation allowance	(915,916)	1,480,921	19,639	(2,432,127)
Income tax expense	$1,311,678	$12,619	$1,311,678	$29,883

The reconciliation of the income tax computed at the combined federal and state statutory rate of (24.2%) and (27.0%) for the Three and Nine Months ended September 30, 2022 and (0.2%) and 0.3% for the Three and Nine Months ended September 30, 2021 to the income tax benefit is as follows:

	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30, 2022		September 30, 2021		September 30, 2022		September 30, 2021
Benefit on net loss	$(488,094)	9.0%	$(1,469,827)	26.7%	$(1,219,660)	25.1%	$2,458,947	23.8%
Section 382 adjustment	2,299,884	(42.5)%	-	-	2,299,884	(47.3)%	-	-
Non deductible expenses	(7,826)	0.1%	1,525	-	-	-	3,063	0.0%
Valuation Allowance	(915,916)	17.0%	1,480,921	(26.9)%	19,639	(0.4)%	(2,432,127)	(23.5)%
Tax rate change	423,630	(7.8)%	-	-	211,815	(4.4)%	-	-
Tax benefit/effective rate	$1,311,678	(24.2)%	$12,619	(0.20)%	$1,311,678	(27.0)%	$29,883	0.3%

The significant components of the Company’s deferred tax liabilities and assets as of September 30, 2022 and December 31, 2021 are as follows:

	As of September 30, 2022	As of December 31, 2021
Deferred tax liabilities:
Right to Use asset	$73,366	$-
State income taxes	62,950	-
Subsidiary	203,213	-
Loss from partnership	14,985	-
Collection costs	65,098	-
Unrealized gain on securities	2,787,425	-
Deferred vendor stock compensation	-	261,323
Total deferred tax liabilities	3,207,037	261,323
Deferred tax assets:
Loss carryforwards	2,078,549	2,101,401
Step up in basis at contribution to C-Corp	437,712	461,078
Stock option expense	3,237,074	669,959
Step up in basis - purchase of non-controlling interest	41,819	42,529
Allowance for credit losses	1,770	16,539
Right to Use assets	74,315	-
Digital asset impairment loss	107,535	-
Unrealized loss on securities	455,091	216,284
Total deferred tax asset	6,433,865	3,507,790
Valuation allowance	(3,226,828)	(3,246,467)
Net deferred tax asset (liability)	$-	$-

During the Nine Months ended September 30, 2022, the Company generated a pre-tax loss of approximately $4.9 million which in conjunction with the change in estimate mentioned above resulted in an increase of the deferred tax assets of approximately $2.9 million. The Company's deferred tax liabilities increased by $2.9 million due primarily to an unrealized gain that generated a $2.8 million deferred tax liability. The net deferred tax assets of $3.2 million was fully reserved by an increase in the valuation allowance. During the Nine Months ended September 30, 2021, the Company offset $2.4 million of its tax expense with $2.2 million of its valuation allowance.

Note 5. Commitments and Contingencies

Leases

The Company leases certain office space, construction and office equipment, vehicles and temporary housing generally under non-cancelable operating leases. Leases with an initial term of one year or less are not recorded on the balance sheet, and the Company generally recognizes lease expense for these leases on a straight-line basis over the lease term. As of September 30, 2022, the Company’s operating leases have remaining lease terms ranging from less than one year to three years, some of which include options to renew the leases. The exercise of lease renewal options is generally at the Company’s sole discretion. The Company’s leases do not contain any material residual value guarantees or material restrictive covenants.

The Company determines if an arrangement is a lease at inception. Operating lease ROU assets and current and long-term operating lease liabilities are separately stated on the consolidated balance sheet as of September 30, 2022. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The present value of future lease payments are discounted using either the implicit rate in the lease, if known, or the Company’s incremental borrowing rate for the specific lease as of the lease commencement date. The ROU asset is also adjusted for any prepayments made or incentives received. The lease terms include options to extend or terminate the lease only to the extent it is reasonably certain any of those options will be exercised. Lease expense is recognized on a straight-line basis over the lease term. The Company accounts for lease components (e.g., fixed payments) separate from the non-lease components (e.g., common-area maintenance costs). The Company does not have any material financing leases

The Company’s office lease began July 15, 2019 and was due to expire on July 31, 2022. During the Three Months ended March 31, 2022 the Company exercised its option to extend its office lease to July 31, 2025. Due to the lease extension, the Company remeasured the lease liability and ROU asset associated with the lease. The Company accounted for the lease extension as a lease modification under ASC 842. At the effective date of modification, the Company recorded an adjustment to the right-of-use asset and lease liability in the amount of $300,787 based on the net present value of lease payments discounted using an estimated borrowing rate of 7.5%.

The Company shares this space and the related costs associated with this operating lease with a related party (see Note 2) that also performs legal services associated with the collection of delinquent assessments. The related party has a sub-lease for approximately $4,900 per month plus operating expenses.

Net rent expense recognized for the Three and Nine Months ended September 30, 2022 and 2021 was approximately $28,300 and $80,300 for 2022 and $23,700 and $71,200 for 2021, respectively.

The following table presents supplemental balance sheet information related to operating leases as of September 30, 2022 and December 31, 2021:

	Balance Sheet Line Item	September 30, 2022	December 31, 2021
Assets
ROU assets	Right of use asset, net	$289,468	$59,969
Total lease assets		$289,468	$59,969

Liabilities
Current lease liabilities	Lease liability	$90,004	$68,002
Long-term lease liabilities	Lease liability	203,211	-
Total lease liabilities		$293,215	$68,002

Weighted-average remaining lease term (in years)		2.9	0.6
Weighted-average discount rate		7.50%	6.55%

The following table presents supplemental cash flow information and non-cash activity related to operating leases for the Nine Months ended September 30, 2022 and 2021:

	For the Nine Months Ended September 30,
	2022	2021
Operating cash flow information
Cash paid for amounts included in the measurement of lease liabilities	$(75,574)	$(76,656)
Non-cashflow information
ROU assets and operating lease obligation recognized	$300,787	$-

The following table presents maturities of operating lease liabilities on an undiscounted basis as of September 30, 2022:

Operating Leases
2022 (excluding the nine months ended September 30, 2022)	$28,344
2023	108,039
2024	113,794
2025	77,733
(less: imputed interest)	(34,695)
$293,215

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

On March 9, 2022, legal counsel to a purported stockholder of the Company threatened to file a direct and derivative complaint alleging breaches of fiduciary duty by the Company’s officers and directors, primarily with respect to (i) the Amended and Restated Employment Agreements entered into by the Company with each of Mr. Rodgers and Mr. Russell in October 2021; (ii) the approval of actions taken at our 2021 annual meeting of stockholders in December 2021; (iii) payments made to Business Law Group, P.A. in exchange for services provided pursuant to the Services Agreement between the Company and Business Law Group; and (iv) strategic advisory agreements entered into by us in connection with our planned cryptocurrency mining business. On May 20, 2022, the Company and the purported stockholder agreed to a settlement of the stockholder’s alleged claims under which the Company is required to seek a new independent director to replace Joel Rodgers within six months of the settlement date, engage a compensation consultant to review certain sections of the Company’s executive employment agreements within ninety days of the settlement date, make changes in response to the consultant’s recommendation within six months of the settlement date and pay the attorney fees and other related legal costs incurred by the counterparty in an amount of $275,000. The settlement payment is included within "Professional Fees" within our consolidated statements of operations for the Nine Months ended September 30, 2022.

In October 2021, we entered into a sale and purchase agreement (the “Uptime Purchase Agreement”) with Uptime Armory LLC (“Uptime”) pursuant to which US Digital agreed to purchase, and Uptime agreed to supply to US Digital, an aggregate of 18 modified 40-foot cargo containers (“POD5ive containers”) that will be designed to hold and operate 280 S19 Pro Antminers manufactured by Bitmain. The purchase price of the POD5ive containers totals $3.15 million, of which $2.4 million or 75% was paid in 2021 as a non-refundable down payment and the remaining 25% was paid after Uptime delivered a “notice of completion” of the equipment. No containers have been delivered as of September 30, 2022.

In October 2021, US Digital also entered into the Hosting Agreement to host the Company’s 18 POD5ive containers at a secure location and provide power, maintenance and other services specified in the contract for 6 cents per kilowatt with a term of one year. Under the Hosting Agreement we paid a deposit of $0.8 million in 2021 and were required to pay an additional deposit for each container three months prior to delivery at the hosting site of $44 thousand and a final deposit for each container one month prior to arrival at the hosting site of $44 thousand. The deposits paid for hosting services under the Hosting Agreement are refundable. On June 29, 2022, the Company and Uptime Hosting LLC entered into a Release and Termination Agreement in which the Hosting Agreement was terminated and Uptime Hosting LLC agreed to pay the $0.8 million. The $0.8 million deposit paid for hosting services under the Hosting Agreement is included within Prepaid expenses and other assets on the consolidated balance sheet as of September 30, 2022. However, the $0.8 million deposit has not been returned, and on September 2, 2022, we filed in Florida circuit court a legal action against Uptime Hosting LLC in an action styled US Digital Mining and Hosting Co, LLC v. Uptime Hosting, LLC (Fla. 13th Cir. Ct. Sept. 2, 2022) for the return of the deposit and other damages, alleging breach of contract and violation of the Florida Deceptive and Unfair Trade Practices Act. Uptime Hosting LLC has answered the complaint with affirmative defenses and counterclaims for fraudulent inducement and rescission, which we believe are without merit. The Company has not accrued a loss contingency related to this matter based on management’s assessment of the collectability of the refundable deposit.

On November 8, 2022, we filed an action in Florida circuit court against Uptime Armory, LLC and Bit5ive, LLC in a case styled US Digital Mining and Hosting Co. LLC v. Uptime Amory, LLC and Bit5ive, LLC (Fla. 11thCir. Ct., November 8, 2022). In that action, we alleged breach of contract and violation of the Florida Deceptive and Unfair Trade Practices Act and are seeking, among other things, damages of $3.15 million for non-delivery of the 18 POD5ive containers. The defendants in this action have not yet answered the complaint.

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

The following is a summary of the stock option plan activity during the Nine Months ended September 30, 2022 and 2021:

	2022		2021
	Number of	Weighted Average	Number of	Weighted Average
	Options	Exercise Price	Options	Exercise Price
Options Outstanding at Beginning of the year	3,956,827	$6.22	3,860	$302.55
Granted	-	-	-	-
Exercised	-	-	-	-
Adjustment	-	-	-	-
Forfeited	-	-	-	-

Options Outstanding at September 30,	3,956,827	$6.22	3,860	$302.55

Options Exercisable at September 30,	37,794	$34.60	3,860	$302.55

Stock compensation expense recognized for the Three and Nine Months ended September 30, 2022 was approximately $ 3.6 million and $10.9 million, respectively, and $nil for the Three and Nine Months ended September 30, 2021. There was $6.9 million of unrecognized compensation cost associated with unvested stock options as of September 30, 2022.

The aggregate intrinsic value of the outstanding common stock options as of each of September 30, 2022 and December 31, 2021 was approximately $0 and $0, respectively.

Stock Issuance

In the year ended December 31, 2021, the Company issued 73,940 shares to management as part of their employment contracts of which $229,500 was expensed. The shares were physically issued in February 2022.

The Company issued 200,000 shares on November 4, 2021 pursuant to an agreement that is for one year with two vendors who provide consulting in the blockchain and crypto currency field. The total fair value of the stock at the time of issuance was approximately $1,318,000 of which we expensed approximately $329,500 and approximately $988,500 during the Three and Nine Months ended September 30, 2022, respectively.

Warrants

The following is a summary of the warrant activity during the Nine Months ended September 30, 2022 and 2021:

	2022		2021
	Number of	Weighted Average	Number of	Weighted Average
	Warrants	Exercise Price	Warrants	Exercise Price
Warrants outstanding at beginning of the year	7,702,441	$5.00	2,718,012	$4.20

Granted	-	-	-	-
Exercised	-	-	(2,326,112)	4.08
Terminated	(25,000)	4.50	-	-

Warrants outstanding and exercisable at September 30,	7,677,441	$5.00	391,900	$4.35

During the Nine Months ended September 30, 2022, 25,000 warrants expired. During the Nine Months ended September 30, 2021, the Company received approximately $9.5 million upon the exercise by warrant holders of warrants for approximately 2.3 million shares. There was also a cashless warrant exercise for approximately 129,800 shares on January 29, 2021. The aggregate intrinsic value of the outstanding common stock warrants as of September 30, 2022 and December 31, 2021 was approximately $0 and $177,000, respectively.

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

During the three months ended September 30, 2021, the Company converted $4,100,000 of the Borqs convertible note plus accrued interest of $131,760 into 5,960,829 shares. As of September 30, 2021 the Company considered the fair value of the Borq convertible note to be equal to the fair value of the stock on September 30, 2021 or $0.592 per share times the number of shares that it could be converted into based on a conversion price of $0.6534 or 1,422,091 shares which had a fair value of $841,878. The re-measurement resulted in an unrealized loss of $87,316 included within “Unrealized loss on convertible debt security” for the Three and Nine months ended September 30, 2021. The Company classified the 5,960,829 shares as marketable securities and subsequently sold 587,530 shares in the nine months ending September 30, 2021 and 477,405 shares were sold during the fourth quarter of 2021.

The remaining 4,895,894 shares were sold during the first quarter of 2022 which resulted in a realized loss of $395 thousand which is reflected in ‘Realized gain on securities’ in the consolidated statements of operations within the Nine Months ended September 30, 2022. The remaining principal amount of the Notes plus accrued interest through the date of conversion ($965,096) was converted into common shares of Borqs at a conversion price of $0.25 per share or 3,863,200 shares. A gain of $287,778 was recognized on the conversion of the convertible debt to common shares and is included within “Realized gain on convertible debt securities” in the consolidated statements of operations for the Nine Months ended September 30, 2022. Subsequent to the conversion, the 3,863,200 shares were sold which resulted in a realized gain of $45 thousand which is included within ‘Realized gain on securities’ in the consolidated statements of operations for the Nine Months ended September 30, 2022.

Short-term investments in convertible debt securities consist of the following:

	September 30, 2022	December 31, 2021	September 30, 2021

Convertible note	$-	$539,351	$841,878
End of period	$-	$539,351	$841,878

	September 30, 2022		September 30, 2021

Beginning of year	$539,351		$-
Investment in convertible debt security	-		5,000,000
Accrued interest income on convertible debt security	17,753		160,954
Unrealized loss on convertible debt security	-		(87,316)
Convertible debt and interest converted into marketable shares	(844,882)		(4,231,760)
Realized gain on conversion into marketable shares	287,778		-
End of period	$-		$841,878

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

As part of that transaction in which funding began in January 2021 the Company recognized a $5.7 million gain on the Borqs loan receivables loan transaction in which we acquired $18.2 million of Borqs debt for $15.5 million and converted the debt into Borqs common stock and subsequently sold such shares for $32.6 million, provided $11.3 million to the Investor and realized a $5.7 million gain. That transaction was completed by September 30, 2021.

Note Receivable – related party

On February 1, 2022, LMAO issued an unsecured promissory note to LMFAO Sponsor LLC, pursuant to which LMAO may borrow up to an aggregate principal amount of $500,000 to be used for a portion of LMAO’s expenses. On July 28, 2022 (effective as of June 30, 2022), the aggregate principal limit was increased to $1,750,000. The loan was non-interest bearing, unsecured and due at the earlier of the 24 month anniversary of LMAO’s initial public offering or the closing of its initial business combination.

As of September 30, 2022, LMAO had drawn down $1,750,000 under the promissory note with LMFAO Sponsor LLC to pay for offering expenses.

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

In connection with the closing of the LMAO Business Combination, on October 28, 2022, Sponsor and Seastar Medical Holding Corporation amended, restated, and consolidated (i) the original Promissory Note, dated July 29, 2022, issued by LMAO to Sponsor in the principal amount of $1,035,000 and (ii) the original Amended and Restated Promissory Note, effective June 30, 2022, issued by LMAO to Sponsor in the principal amount of $1,750,000 (collectively, the “Original Sponsor Notes”), by entering into one consolidated amended and restated promissory note with an aggregate principal amount of $2,785,000 (the “Amended Sponsor Note”).
The amendment extends the maturity date of the Original Sponsor Notes to October 30, 2023. Refer to Note 11.

Short-term investments – debt securities

The Company entered into a secured promissory note and loan agreement with Symbiont.IO, Inc. (“Symbiont”) on December 1, 2021 under which the Company agreed to lend Symbiont an aggregate principal amount of up to $3 million, of which $2 million was drawn. The outstanding principal amount under the note will bear interest at a rate of 16% per annum. The outstanding principal, plus any accrued and unpaid interest, becomes due and payable on December 1, 2022. The Symbiont note is secured by a first priority perfected security interest in the assets of Symbiont. Concurrently with the execution of the Symbiont note, the Company and Symbiont entered into a First Refusal and Purchase Option Agreement, dated December 1, 2021 (the “ROFR Agreement”), to provide the Company with certain rights relating to the potential purchase of the capital stock or assets of Symbiont. Pursuant to the terms of the ROFR Agreement, in the event that Symbiont expects to accept a third-party offer that would result in a sale of Symbiont, then the Company will have the first right and option to purchase, upon the same terms and conditions as the third-party offer, the assets or capital stock of Symbiont, subject to certain terms and exclusions as described in the ROFR Agreement. The Company’s rights under the ROFR Agreement are assignable to third parties. The ROFR Agreement will expire on December 1, 2022. Upon the occurrence of any event of default, the Company may, under its sole and absolute discretion, elect to convert the total outstanding principal and accrued but unpaid interest into shares of common stock of Symbiont at a conversion price per share equal to $3.0642 (subject to adjustment for any stock splits, reverse stock splits and similar changes in the capital stock of Symbiont). As of September 30, 2022 and December 31, 2021, there was $267 thousand and $27 thousand of accrued interest on the Symbiont loan included in Short-term investments – debt securities.

As part of a $2 million loan to Symbiont in December 2021, the Company received 700,000 warrants. Each warrant is immediately exercisable at a purchase price of $3.0642 per share of Common Stock, subject to adjustment in certain circumstances, and will expire on December 1, 2026. The Company determined the warrants to have a nominal value at inception and as of September 30, 2022 due to lack of marketability.

On September 9, 2022, the Company entered into a Credit Agreement with SeaStar Medical pursuant to which the Company agreed to make advances to SeaStar Medical of up to $700,000 for general corporate purposes at an interest rate equal to 15% per annum. All advances made to SeaStar Medical under the Credit Agreement and accrued interest are due and payable to LMFA on the maturity date. The maturity date of the loan is the earlier of (a) October 25, 2022, (b) the consummation of the Business Combination with LMAO, and (c) the termination of the Merger Agreement with LMAO. As of September 30, 2022, SeaStar Medical has borrowed

$350,000 under the Credit Agreement. As of September 30, 2022 and December 31, 2021, there was $3 thousand and nil of accrued interest on the Seastar Medical loan included in Short-term investments – debt securities.

	September 30, 2022	December 31, 2021	September 30, 2021
Symbiont.IO note receivable	$2,266,521	$2,027,178	$-
Seastar Medical note receivable	$352,771	$-	$-
End of period	$2,619,292	$2,027,178	$-

	September 30, 2022		September 30, 2021
Beginning of year	$2,027,178		$-
Investement in Seastar Medical note receivable	350,000		-
Accrued interest income on debt securities	242,114		-
Unrealized loss	-		-
End of period	$2,619,292		$-

Marketable Securities

Our marketable equity securities are publicly traded stocks measured at fair value using quoted prices for identical assets in active markets and classified as Level 1 within the fair value hierarchy. Marketable equity securities as of September 30, 2022 and December 31, 2021 are as follows:

	Cost	Cost of Shares Sold	Gross Unrealized Gain (Loss)	Fair Value

Marketable equity securities, September 30, 2022	$2,976,933	$(2,915,813)	$(36,900)	$24,220

Marketable equity securities, December 31, 2021	$4,766,349	$(1,246,708)	$(1,387,590)	$2,132,051

During the Three and Nine Months ended September 30, 2022, the Company sold 0 shares and 8,759,094 shares, respectively, of Borqs shares for approximately nil and $2.3 million, respectively. The Company realized a net gain (loss) of nil and ($350) thousand related to the sale of securities for the Three and Nine Months ended September 30, 2022, respectively. The net gain (loss) is included within "Realized gain (loss) on securities" within our consolidated statements of operations.

Long-term Investments

In connection with LMF Acquisition Opportunities Inc (“LMAO”) initial public offering in January 2021, the Company’s affiliate LMFA Sponsor LLC purchased an aggregate 5,738,000 private placement warrants from LMAO (“Private Placement Warrants”) at a price of $1.00 per whole warrant. Each Private Placement Warrant is exercisable for one share of LMAO’s Class A common stock at a price of $11.50 per share, and as such meets the definition of a derivative as outlined within ASC 815, Derivatives and Hedging. The Private Placement Warrants are recorded at fair value and are classified in long-term "Investments" on the consolidated balance sheet. The fair value of the Private Placement Warrants is classified as level 3 in the fair value hierarchy as the calculation is dependent upon company specific adjustments to the observable trading price of LMAO’s public warrants for lack of marketability and related risk of forfeiture should no business combination occur. Subsequent changes in fair value will be recorded in the income statement during the period of the change. As of September 30, 2022 and 2021, our re-measurement resulted in an unrealized loss of approximately $194 thousand and $1,651 thousand for the Three and Nine Months ended September 30, 2022 and approximately $184 thousand unrealized loss and $3,626 thousand unrealized loss for the Three and Nine Months ended September 30, 2021. The unrealized loss is included within "Unrealized gain (loss) on investment and equity securities" within our consolidated statements of operations.

Long-term investments consist of the following:

	September 30, 2022	December 31, 2021	September 30, 2021

LMF Acquisition Opportunities Inc. warrants	$322,246	$1,973,413	$2,111,584
End of period	$322,246	$1,973,413	$2,111,584

	September 30, 2022		September 30, 2021

Beginning of year	$1,973,413		$-
Investments in affiliate	-		5,738,000
Unrealized gain (loss) on investment in affiliate	(1,651,167)		(3,626,416)
End of period	$322,246		$2,111,584

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

On April 21, 2022, LMAO entered into an Agreement and Plan of Merger with LMF Merger Sub, Inc., a Delaware corporation and direct, wholly owned subsidiary of LMAO, and SeaStar Medical, Inc., a Delaware corporation.

Due to the progression of the pending merger with SeaStar Medical, Inc. the Company recalculated the fair value of our interest in LMAO which included a reassessment of the risk of forfeiture. Based on the work performed, we concluded that the risk of forfeiture has decreased and the value of our retained interest has increased. As a result of the remeasurement of our retained interest in LMAO, we recognized an unrealized gain on securities of $12.7 million and $4.6 million for the Nine Months ended September 30, 2022 and 2021, within "Unrealized gain (loss) on investment and equity securities" within our consolidated statements of operations.

	September 30, 2022	December 31, 2021	September 30, 2021

LMF Acquisition Opportunities Inc. common stock	$17,362,125	$4,676,130	$4,676,130
End of period	$17,362,125	$4,676,130	$4,676,130

	September 30, 2022		September 30, 2021

Beginning of year	$4,676,130		$25,000
Unrealized gain on investment in affiliate	12,685,995		4,651,130
End of period	$17,362,125		$4,676,130

The net unrealized gain (loss) on securities from the Company’s investment in LMAO’s Class B shares and warrants totaled a ($194) thousand loss and $11.0 million gain, respectively for the Three and Nine Months ended September 30, 2022 and ($123) thousand loss and $1.0 million gain for the Three and Nine Months ended September 30, 2021.

Note 8. Deposits on Mining Equipment and Hosting Services

As further described in Note 1, the Company has entered into a series of mining machine purchase agreements, hosting and colocation service agreements in association with our cryptocurrency mining operations which required deposits to be paid in advance of the respective asset or service being received.

The Company classifies deposit payments within Deposits on mining equipment and hosting services in the consolidated balance sheet. As mining machines are received, the respective cost of the mining machines plus the related shipping and customs fees are reclassified from Deposits on mining equipment and hosting services to Fixed assets, net in the consolidated balance sheet. Refer to Note 9. As of September 30, 2022 and December 31, 2021, the Company has a total of approximately $10.5 and $16.8 million, respectively, classified as Deposits on mining equipment and hosting services and approximately $22.0 million and $0, respectively, of mining machines classified as Fixed assets, net in the consolidated balance sheet under these payment arrangements.

Note 9. Fixed Assets, net

The components of fixed assets as of September 30, 2022 and December 31, 2021 are as follows:

	Useful Life (Years)	September 30, 2022	December 31, 2021
Mining machines	5	$21,986,382	-
Furniture, computer and office equipment	3-5	216,312	199,786
Gross fixed assets		22,202,694	199,786
Less: accumulated depreciation		(226,734)	(181,872)
Fixed assets, net		$21,975,960	$17,914

As of September 30, 2022, 4,212 mining machines have been received, of which 848 were placed into service at a Core Scientific location in late September 2022. There are 2,690 machines at a Compute North location with 674 machines awaiting deployment to a Core Scientific location. Depreciation has not commenced on those machines not yet in service.

The Company’s depreciation expense recognized for the Three and Nine Months ended September 30, 2022 and 2021 was approximately $38,600 and $43,700 for 2022 and $4,500 and $9,500 for 2021, respectively.

Note 10. Digital Assets

Digital assets consist of the following:

	September 30, 2022	December 31, 2021	September 30, 2021

Bitcoin	$616,257	$-	$898,042
Ether	$-	$-	$498,196
End of period	$616,257	$-	$1,396,238

	September 30, 2022	September 30, 2021
Beginning of Year	$-	$-
Purchase of digital assets	1,478,441	1,419,958
Production of digital assets	42,157	-
GUSD Earned on digital assets	5,658	-
Sale of digital assets	(505,658)	-
Impairment loss	(404,341)	(23,720)
End of Period	$616,257	$1,396,238

During the Three and Nine months ended September 30, 2021, the Company purchased and received an aggregate of 21 Bitcoin and 170 Ether for approximately $1,420 thousand. During the Three and Nine months ended September 30, 2021, we recorded $24 thousand of impairment losses on such digital assets. As of September 30, 2021, the carrying value of our digital assets held was $1,396 thousand.

During the Three and Nine Months ended September 30, 2022, the Company purchased and received an aggregate of 9.5 and 31 Bitcoin for approximately $192 thousand and $978 thousand, respectively. The Company also received approximately 2.2 Bitcoin, in exchange for services provided (Refer to Note 1 for revenue recognition policy). Bitcoin received for services provided were recognized at an amount equal to their fair value on the date received of approximately $42 thousand. During the Three and Nine Months ended September 30, 2022, we recorded approximately $27 thousand and $404 thousand of impairment losses on such digital assets. As of September 30, 2022, the carrying value of our digital assets held was approximately $616 thousand which reflects the cumulative impairment. The impairment loss was included within “Impairment loss on digital assets” within the consolidated statements of operations.

During the Three and Nine Months ended September 30, 2022, the Company purchased and received an aggregate of $0 and $500 thousand, respectively, in Gemini Dollars (GUSD). GUSD earns additional Gemini dollars, of which we earned approximately nil and $6 thousand GUSD during the Three and Nine Months ended September 30, 2022 which was recorded as “Digital assets other income” in the consolidated statements of operation. During the Three and Nine Months ended September 30, 2022, the Company did not record any impairment losses on GUSD. The Company sold all of the GUSD during the Nine Months ended September 30, 2022 for approximately $506 thousand, which was equal to its carrying value.

Note 11. Segment Information

The Company applies ASC 280, Segment Reporting, in determining its reportable segments. The Company has two reportable segments: Specialty Finance and Mining Operations. The guidance requires that segment disclosures present the measure(s) used by the CODM to decide how to allocate resources and for purposes of assessing such segments’ performance. The Company’s CODM uses revenue, income from operations and income before taxes of our reporting segments to assess the performance of the business of our reportable operating segments.

No operating segments have been aggregated to form the reportable segments. The corporate oversight function, and other components that may earn revenues that are only incidental to the activities of the Company are aggregated and included in the “All Other”

category.

The Specialty Finance segment generates revenue from providing funding to nonprofit community associations. The Mining Operations segment generates revenue from the Bitcoin the Company earns through its mining activities.

	Three Months Ended September 30, 2022
	Specialty Finance	Mining Operations	All Other	Total

Revenue, net	$145,623	$42,157	$-	$187,780
Depreciation and Amortization	1,191	36,697	729	38,617
Operating Income (loss)	(290,899)	(122,005)	(4,850,491)	(5,263,395)
Unrealized loss on marketable securities	-	-	(13,000)	(13,000)
Impairment loss on digital assets	-	(870)	(25,764)	(26,634)
Unrealized loss on investment and equity securities	-	-	(194,174)	(194,174)
Interest income	-	-	85,602	85,602
Dividend income	-	-	1,125	1,125
Income (loss) before income taxes	(290,899)	(122,875)	(4,996,702)	(5,410,476)
Fixed Asset Additions	1,612	3,354,895	-	3,356,507

	Nine Months Ended September 30, 2022
	Specialty Finance	Mining Operations	All Other	Total

Revenue, net	$571,160	$42,157	$-	$613,317
Depreciation and Amortization	4,746	36,697	2,275	43,718
Operating income (loss)	(926,114)	(161,418)	(14,579,983)	(15,667,515)
Realized loss on securities	-	-	(349,920)	(349,920)
Realized gain on convertible debt securities	-	-	287,778	287,778
Unrealized loss on marketable securities	-	-	(36,900)	(36,900)
Impairment loss on digital assets	-	(870)	(403,471)	(404,341)
Unrealized gain on investment and equity securities	-	-	11,034,828	11,034,828
Digital assets other income	-	-	5,658	5,658
Interest income	-	-	264,947	264,947
Dividend income	-	-	3,875	3,875
Income (loss) before income taxes	(926,114)	(162,288)	(3,773,188)	(4,861,590)
Fixed Asset Additions	1,612	21,994,846	6,916	22,003,374

	Three Months Ended September 30, 2021
	Specialty Finance	Mining Operations	All Other	Total

Revenue, net	$223,624	$-	$-	$223,624
Depreciation and Amortization	4,308	-	174	4,482
Operating Income (loss)	(132,774)	-	(2,061,988)	(2,194,762)
Realized loss on securities	-	-	(173,282)	(173,282)
Unrealized loss on convertible debt security	-	-	(2,588,916)	(2,588,916)
Unrealized loss on marketable securities	-	-	(478,448)	(478,448)
Impairment loss on digital assets	-	-	(23,720)	(23,720)
Unrealized loss on investment and equity securities	-	-	(123,172)	(123,172)
Interest expense	-	-	(3,939)	(3,939)
Interest income	-	-	77,956	77,956
Dividend income	-	-	738	738
Income (loss) before income taxes	(132,774)	-	(5,374,771)	(5,507,545)
Fixed Asset Additions	1,022	-	-	1,022

	Nine Months Ended September 30, 2021
	Specialty Finance	Mining Operations	All Other	Total

Revenue, net	$567,427	$-	$-	$567,427
Depreciation and Amortization	9,264	-	212	9,476
Operating Income (loss)	(555,807)	-	(3,841,049)	(4,396,856)
Realized gain (loss) on securities	-	-	13,951,752	13,951,752
Unrealized gain (loss) on convertible debt security	-	-	(87,316)	(87,316)
Unrealized loss on marketable securities	-	-	(478,448)	(478,448)
Impairment loss on digital assets	-	-	(23,720)	(23,720)
Unrealized gain on investment and equity securities	-	-	1,024,714	1,024,714
Interest income	-	-	164,895	164,895
Dividend income	-	-	738	738
Forgiveness of Debt			157,251	157,251
Income (loss) before income taxes	(555,807)	-	10,868,164	10,312,357
Fixed Asset Additions	2,118	-	2,089	4,207

Note 12. Subsequent Events

On October 3, 2022, the Company and Core entered into an agreement to host an additional 1,552 mining machines in which the Company is required to pay total deposits of approximately $1.2 million of which $0.2 million was paid on October 5, 2022 and the remaining amounts will be paid in November 2022. On October 5, 2022, the Company and Core entered into an additional agreement to host an additional 200 mining machines in which the Company is required to pay total deposits of approximately $0.2 million which was paid on November 15, 2022.

On October 28, 2022, LMAO through the Sponsor, consummated the previously announced business combination transaction (the “LMAO Business Combination”) contemplated by that certain Agreement and Plan of Merger (the “Merger Agreement”), dated April 21, 2022, by and among LMAO, LMF Merger Sub, Inc., a Delaware corporation and direct wholly owned subsidiary of LMAO (“Merger Sub”), and SeaStar Medical, Inc., a Delaware corporation (“SeaStar Medical”). Pursuant to the Merger Agreement, upon the closing of the Business Combination, SeaStar Medical was merged with and into Merger Sub, with SeaStar Medical continuing as the surviving entity in the merger as a wholly-owned subsidiary of LMAO and with LMAO changing its name in connection with the merger to SeaStar Medical Holdings Corporation (“SMHC”).

In connection with the closing of the LMAO Business Combination, on October 28, 2022, Sponsor and SMHC amended, restated, and consolidated (i) the original Promissory Note, dated July 29, 2022, issued by LMAO to Sponsor in the principal amount of $1,035,000 and (ii) the original Amended and Restated Promissory Note, effective June 30, 2022, issued by LMAO to Sponsor in the principal amount of $1,750,000 (collectively, the “Original Sponsor Notes”), by entering into one consolidated amended and restated promissory note with an aggregate principal amount of $2,785,000 (the “Amended Sponsor Note”).

Additionally, on October 28, 2022, LMFA and SeaStar Medical amended and restated the original Promissory Note, dated September 9, 2022, issued by SeaStar Medical to LMFA in the principal amount of $700,000 (the “Original LMFA Note”), by entering into an amended and restated promissory note (the “Amended LMFA Note”).

The Amended Sponsor Note and the Amended LMFA Note (collectively, the “Notes”) extend the maturity date of the Original Sponsor Notes and Original LMFA Note, respectively, from the closing date of the Business Combination to October 30, 2023, subject to mandatory prepayments equal to a specified percentage of funds raised by SMHC prior to maturity. The Notes both bear interest at a per annum rate equal to Seven Percent (7.0%), simple interest, and pursuant to Security Agreements entered into by the parties (the “Security Agreements”), are secured by all of the assets of SMHC and SeaStar Medical (excluding certain intellectual property rights).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes for the Nine Months ended September 30, 2022, and with the Annual Report on Form 10-K for the year ended December 31, 2021

Forward-Looking Statements

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

We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties, and assumptions about us that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Important factors which could materially affect our results and our future performance include, without limitation:

•
our ability to retain the listing of our securities on the Nasdaq Capital market,
•
our ability to obtain funds to purchase receivables,
•
the early stage of our cryptocurrency mining business and our lack of operating history in such business,
•
volatility surrounding the value of Bitcoin and other cryptocurrencies,
•
the uncertainty surrounding the cryptocurrency mining business in general,
•
bankruptcy or financial problems of our hosting vendors in our mining business,
•
reliance to date on a single model of Bitcoin miner,
•
the ability to scale our mining business,
•
our ability to purchase defaulted consumer Association receivables at appropriate prices,
•
competition to acquire such receivables,
•
our dependence upon third party law firms to service our accounts,
•
our ability to manage growth or declines in the our business,
•
changes in government regulations that affect our ability to collect sufficient amounts on our defaulted consumer Association receivables,
•
the impact of class action suits and other litigation on our business or operations,
•
our ability to keep our software systems updated to operate our business,
•
our ability to employ and retain qualified employees,
•
our ability to establish and maintain internal accounting controls,
•
changes in the credit or capital markets,
•
changes in interest rates,
•
deterioration in economic conditions,
•
the spread of the novel coronavirus (COVID-19), its impact on the economy generally and, more specifically, the specialty finance industries,
•
negative press regarding the debt collection industry which may have a negative impact on a debtor’s willingness to pay the debt we acquire, and

•
other factors set forth under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and Item 1A of this Quarterly Report on Form 10-Q.

Except as required by law, we assume no duty to update or revise any forward-looking statements.

Overview

LM Funding America, Inc. (“we”, “our”, “LMFA” or the “Company”) currently has two lines of business: a specialty finance business and our recently commenced cryptocurrency mining business.

With respect to our specialty finance business, the Company has historically engaged in the business of providing funding to nonprofit community associations primarily located in the state of Florida. We offer incorporated nonprofit community associations, which we refer to as “Associations,” a variety of financial products customized to each Association’s financial needs. Our original product offering consists of providing funding to Associations by purchasing their rights under delinquent accounts that are selected by the Associations arising from unpaid Association assessments. Historically, we provided funding against such delinquent accounts, which we refer to as “Accounts,” in exchange for a portion of the proceeds collected by the Associations from the account debtors on the Accounts. In addition to our original product offering, we have started purchasing Accounts on varying terms tailored to suit each Association’s financial needs, including under our New Neighbor Guaranty™ program.

On September 15, 2021, we announced our plan to operate in the Bitcoin mining ecosystem, and we commenced Bitcoin mining operations in September 2022. This business operation deploys our computing power to mine Bitcoin and validate transactions on the Bitcoin network. We believe that developments in Bitcoin mining have created an opportunity for us to deploy capital and conduct large-scale mining operations in the United States. We conduct this business through a wholly owned subsidiary, US Digital Mining and Hosting Co, LLC, a Florida limited liability company (US Digital), which we formed in 2021 to develop and operate our cryptocurrency mining business.

Specialty Finance Business

In our specialty finance business, we purchase an Association’s right to receive a portion of the Association’s collected proceeds from owners that are not paying their assessments. After taking assignment of an Association’s right to receive a portion of the Association’s proceeds from the collection of delinquent assessments, we engage law firms to perform collection work on a deferred billing basis wherein the law firms receive payment upon collection from the account debtors or a predetermined contracted amount if payment from account debtors is less than legal fees and costs owed. Under this business model, we typically fund an amount equal to or less than the statutory minimum an Association could recover on a delinquent account for each Account, which we refer to as the “Super Lien Amount”. Upon collection of an Account, the law firm working on the Account, on behalf of the Association, generally distributes to us the funded amount, interest, and administrative late fees, with the law firm retaining legal fees and costs collected, and the Association retaining the balance of the collection. In connection with this line of business, we have developed proprietary software for servicing Accounts, which we believe enables law firms to service Accounts efficiently and profitably.

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

Cryptocurrency Mining Business

Cryptocurrency Mining Business

During 2021, we committed to purchasing an aggregate of 5,046 Bitcoin S19J Pro Antminer cryptocurrency mining machines for an aggregate purchase price of $31.6 million (the “Mining Machines”) from Bitmain. This contract allowed for a reduction in purchase price if Bitcoin price declined prior to shipment. As such, because the price of Bitcoin has declined since we entered into the purchase contract, we have received reductions against the total purchase price. We anticipate we will receive the remaining Mining Machines to be delivered in batches over an estimated delivery timeframe from October 2022 through November 2022. The purchase agreements between us and Bitmain relating to the Mining Machines (the “Bitmain Purchase Agreements”) required us to pay $7.9 million or 25% of the total purchase price as a non-refundable deposit for the Mining Machines within 7 days of the date of the signing of the respective Bitmain Purchase Agreements, and additional 35% of the batch price at least 6 months prior to shipment of such batch, and the remaining 40% of each batch price one month prior to the shipment of the batch. We have received 4,212 Mining Machines as of September 30, 2022 under these purchase agreements. Due to the variable nature of the contract, we have been credited an aggregate total of approximately $7.2 million toward the 40% purchase price that is normally paid upon the shipment of a batch.

On August 31, 2022, the Company committed to purchasing an additional 400 Bitcoin Miner S19J Pro machines from Bitmain for an aggregate purchase price of approximately $1.3 million. The purchase agreement provides for delivery of the machines in November 2022. As required under the contract, the Company paid the full purchase price within 7 days of the date of the signing of the agreement and the payment is not refundable. This contract is also subject to variable pricing adjustments.

Additionally, on September 20, 2022, the Company committed to purchasing 200 Bitcoin Miner S19 XP machines from Bitmain for an aggregate purchase price of approximately $1.3 million. Under the provisions of the contract, the machines are expected to be delivered in January 2023. As required under the contract, the Company paid a non-refundable deposit of $265 thousand within 7 days of the date of the signing of the agreement. An additional 30% payment of the purchase price is due 4 months prior to shipment and the remaining 50% of the purchase price is due 15 days prior to shipment. This contract is also subject to variable pricing adjustments.

During the Nine Months ended September 30, 2022 the Company paid approximately $12.7 million to Bitmain for deposits related to mining equipment and payments of $635 thousand were made to various shipping vendors for transportation and customs costs related to the equipment. Since the inception of our contracts with Bitmain, we have paid an aggregate of approximately $27.0 million to Bitmain and related vendors relating to the purchase of these machines through September 30, 2022, and expect to pay an additional $1.0 million under the Bitmain contracts through the completion of the delivery of the machines.

In October 2021, we also entered into a sale and purchase agreement (the “Uptime Purchase Agreement”) with Uptime Armory LLC (“Uptime”) pursuant to which US Digital agreed to purchase, and Uptime agreed to supply to US Digital, an aggregate of 18 modified 40-foot cargo containers (“POD5ive containers”) that will be designed to hold and operate 280 S19 Pro Antminers manufactured by Bitmain. The purchase price of the POD5ive containers totals $3.15 million, of which $2.4 million or 75% was paid in 2021 as a non-refundable down payment and the remaining 25% was paid after Uptime delivered a “notice of completion” of the equipment. No containers have been delivered as of September 30, 2022.

On the same effective date, US Digital also entered into a hosting agreement with Uptime Hosting LLC (the “Hosting Agreement”) to host the Company’s 18 POD5ive containers at a secure location and provide power, maintenance and other services specified in the contract for 6 cents per kilowatt with a term of one year. Under the Hosting Agreement we paid a deposit of $0.8 million in 2021 and were required to pay an additional deposit for each container three months prior to delivery at the hosting site of $44 thousand and a final deposit for each container one month prior to arrival at the hosting site of $44 thousand. The deposits paid for hosting services under the Hosting Agreement are refundable. On June 29, 2022, the Company and Uptime Hosting LLC entered into a Release and Termination Agreement in which the Hosting Agreement was terminated and Uptime Hosting LLC agreed to pay the $0.8 million. The $0.8 million deposit paid for hosting services under the Hosting Agreement is included within Prepaid expenses and other assets on the consolidated balance sheet as of September 30, 2022. However, the $0.8 million deposit has not been returned, and on September 2, 2022, we filed in Florida circuit court a legal action against Uptime Hosting LLC in an action styled US Digital Mining and Hosting Co, LLC v. Uptime Hosting, LLC (Fla. 13thCir. Ct. Sept. 2, 2022) for the return of the deposit and other damages, alleging breach of contract and violation of the Florida Deceptive and Unfair Trade Practices Act. Uptime Hosting LLC has answered the complaint with affirmative defenses and counterclaims for fraudulent inducement and rescission, which we believe are without merit. The Company has not accrued a loss contingency related to this matter based on management’s assessment of the collectability of the refundable deposit.

On November 8, 2022, we filed an action in Florida circuit court against Uptime Armory, LLC and Bit5ive, LLC in a case styled US Digital Mining and Hosting Co. LLC v. Uptime Amory, LLC and Bit5ive, LLC (Fla. 11th Cir. Ct., November 8, 2022). In that action, we alleged breach of contract and violation of the Florida Deceptive and Unfair Trade Practices Act and are seeking, among other things, damages of $3.15 million for non-delivery of the 18 POD5ive containers. The defendants in this action have not yet answered the complaint.

On June 21, 2022, the Company entered into a Master Agreement, dated effective as of June 20, 2022, with Compute North LLC (“Compute North”) under which Compute North has agreed to host up to 4,200 of US Digital’s Bitcoin Miner S19J Pro machines (100 TH/s) and provide colocation, management and other services (the “Master Agreement”). The term of the Master Agreement is for 60 months, subject to earlier termination in specified circumstances. The Company paid a non-refundable co-location deposit of $1.3 million on June 21, 2022 under the Master Agreement. Compute North filed for Chapter 11 bankruptcy on September 22, 2022. Compute North has not energized any of our 2,690 machines located at their site.

On September 6, 2022, the Company entered into hosting agreement (the “Core Hosting Agreement”) with Core Scientific Inc. (“Core”) pursuant to which Core agreed to host the Company’s 1,200 Bitcoin Miner S19J Pro machines at a secure location and provide power, maintenance and other services specified in the contract with a term of one year and thereafter automatically renews for the periods indicated in the Order. As required under the Core Hosting Agreement, the Company paid approximately $942 thousand as a deposit on September 2, 2022.

During September 2022, 848 mining machines were placed into service and we commenced mining operations. These machines are located at one of the Core hosting locations.

Recent Developments

COVID-19 Update

Although COVID-19 is currently not material to our results of operations, there is uncertainty relating to the potential future impact on our business. While our employees currently have the ability and are encouraged to work remotely, such measures have and may continue to have an impact on employee attendance or productivity, which, along with the possibility of employees’ illness, may adversely affect our operations. The extent to which COVID-19 impacts our operations, or our ability to obtain financing should we require it, will depend on future developments which are uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 re-emerge and the actions taken by governments and private businesses to contain COVID-19 to treat its impact, among others. If the disruptions posed by COVID-19 continue for an extended period of time, financial markets may not be available to the Company for raising capital in order to fund future growth. Should the Company not be able to obtain financing when required, in the amounts necessary or under terms which are economically feasible, we may be required to reduce planned future growth and/or the scope of our operations.

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

Results of Operations

The Three Months Ended September 30, 2022 compared with the Three Months Ended September 30, 2021

Revenues

During the Three Months ended September 30, 2022, total revenues decreased by $36 thousand, to $188 thousand from $224 thousand in the Three Months ended September 30, 2021.

Interest on delinquent association fees decreased by $71 thousand to $58 thousand for the Three Months ended September 30, 2022 from $129 thousand Three Months ended September 30, 2021. Underwriting and origination fees for the Three Months ended September 30, 2022 decreased $17 thousand to $12 thousand from $29 thousand for the Three Months ended September 30, 2021. Rental revenues increased in the Three Months ended September 30, 2022 by $4 thousand to $41 thousand from $37 thousand for the Three Months ended September 30, 2021.

Digital mining revenues increased to $42 thousand for the Three Months ended September 30, 2022 from nil for the Three Months ended September 30, 2021, due to the commencement of our digital mining operations in late September 2022.

Operating Expenses

During the Three Months ended September 30, 2022, operating expenses increased approximately $3.0 million, to $5.5 million from approximately $2.4 million for the Three Months ended September 30, 2021. The increase in operating expenses can be attributed to various factors, including $3.6 million increase in stock compensation, $217 thousand increase in professional fees, $102 thousand increase in selling, general and administrative expense and other operating expense increase of $119 thousand, offset in part by a decrease in staff costs and payroll of $1.2 million. The increase in depreciation and amortization expense of $34 thousand and digital mining cost of revenues of $39 thousand is related to the commencement of mining operations in late September. The cost of mining includes the cost of hosting site.

Professional fees, excluding fees from the BLG service agreement, for the Three Months ended September 30, 2022 were approximately $556 thousand compared with approximately $252 thousand for the Three Months ended September 30, 2021, due primarily to ordinary legal fees and consulting fees related to our digital mining operations. In the ordinary course of our specialty finance business, we are involved in numerous legal proceedings and expenses associated with acquisitions and corporate initiatives. We regularly initiate collection lawsuits, using our network of third-party law firms, against debtors. In addition, debtors occasionally initiate litigation against us.

Legal fees to BLG for the Three Months ended September 30, 2022 were $159 thousand compared to $246 thousand for the Three Months ended September 30, 2021. This decrease is primarily due to the lower service fee charge from BLG. See Note 2. Due to Related Party for further discussion regarding the service agreements with BLG.

Other Income/(Loss)

Unrealized gain (loss) on investment and equity securities - the Company’s investment in LMAO changed due to the LMAO IPO on January 28, 2021. This resulted in LMAO’s deconsolidation from the Company and any changes in fair value will be recorded in the income statement during the period of the change. The Company recognized an unrealized loss on securities of $194 thousand for the Three Months ended September 30, 2022 as compared to a unrealized loss of $123 thousand for the Three Months ended September 30, 2021 from the revaluation of LMAO’s Class B common stock and Private Placement Warrants.

Unrealized gain (loss) on marketable securities - the company incurred an unrealized loss on marketable securities of $13 thousand for the Three Months ended September 30, 2022 as compared to an unrealized loss on securities of $478 thousand for the Three Months ended September 30, 2021.

Impairment of digital assets - the company incurred an impairment of digital assets of $27 thousand for the Three Months ended September 30, 2022 as compared to $24 thousand for the Three Months ended September 30, 2021.

Interest (Income) Expense

During the Three Months ended September 30, 2022, the Company generated net interest income of $86 thousand as compared to $74 thousand of interest income for the Three Months ended September 30, 2021 due to differences in the rates of return and the amount of outstanding interest-bearing investments.

Income Tax Expense

During the Three Months ended September 30, 2022, the Company generated a $5.4 million net loss before income taxes. However, due to a change in estimate from the twelve months ended December 31, 2021 that resulted in a limitation on the use of its net operating loss carryforwards, the Company's income tax due was $1.3 million. The Company recognized a net income tax expense of $1.3 million for the Three Months ended September 30, 2022. The Company recognized $12.6 thousand of income tax expense for the Three Months ended September 30, 2021.

Net Income (Loss)

During the Three Months ended September 30, 2022, net loss was approximately ($6.7) million as compared to net loss of ($5.5) million for the Three Months ended September 30, 2021.

Net Income (Loss) Attributable to Non-Controlling Interest

The Company owns 69.5% of Sponsor. As such, there is ($59) thousand net loss for the Three Months ended September 30, 2022 attributable to the Non-Controlling Interest as compared to ($34) thousand net loss for the Three Months ended September 30, 2021.

Net Income (Loss) Attributable to LM Funding America, Inc.

During the Three Months ended September 30, 2022, net loss was approximately ($6.7) million as compared to net loss of approximately ($5.5) million for the Three Months ended September 30, 2021.

Results of Operations

The Nine Months Ended September 30, 2022 compared with the Nine Months Ended September 30, 2021

Revenues

During the Nine Months ended September 30, 2022, total revenues increased by $46 thousand, to $613 thousand from $567 thousand in the Nine Months ended September 30, 2021.

Interest on delinquent association fees increased by $1 thousand to $271 thousand for the Nine Months ended September 30, 2022 from $270 thousand for the Nine Months ended September 30, 2021. Underwriting and origination fees for the Nine Months ended September 30, 2022 decreased $32 thousand to $55 thousand from $87 thousand for the Nine Months ended September 30, 2021. Rental revenues increased in the Nine Months ended September 30, 2022 by $17 thousand to $120 thousand from $103 thousand for the Nine Months ended September 30, 2021.

Digital mining revenues increased to $42 thousand for the Nine Months ended September 30, 2022 from nil for the Nine Months ended September 30, 2021, due to the commencement of our digital mining operations in late September 2022.

Operating Expenses

During the Nine Months ended September 30, 2022, operating expenses increased approximately $11,317 thousand, to $16,281 thousand from $4,964 thousand for the Nine Months ended September 30, 2021. The increase in operating expenses can be attributed to various factors, including $10,945 thousand increase in stock compensation, $1,180 thousand increase in professional fees and other operating expense increase of $256 thousand offset in part by a $1,481 thousand decrease in compensation costs excluding stock-based compensation.

Professional fees, excluding fees from the BLG service agreement, for the Nine Months ended September 30, 2022 were approximately $1,865 thousand compared with approximately $603 thousand for the Nine Months ended September 30, 2021 due primarily to ordinary legal fees and costs associated with the settlement of a shareholder legal claim and consulting costs related to our digital mining business. In the ordinary course of our specialty finance business, we are involved in numerous legal proceedings and expenses associated with acquisitions and corporate initiatives. We regularly initiate collection lawsuits, using our network of third party law firms, against debtors. In addition, debtors occasionally initiate litigation against us. This included an expense of $275 thousand during the Nine Months ended September 30, 2022 related to the settlement of a legal claim. See Note 5 Commitments and Contingencies for discussion of the claim.

Legal fees for BLG for the Nine Months ended September 30, 2022 were $656 thousand compared to $738 thousand for the Nine Months ended September 30, 2021. Legal fees for the Nine Months ended September 30, 2022 include a $150 thousand termination fee offset by a reduction in the service fee. See Note 2. Due to Related Party for further discussion regarding the service agreements with BLG.

Other Income (Loss)

Realized loss on marketable securities - the Company recognized a $350 thousand realized loss on marketable securities for the Nine Months ended September 30, 2022 as compared to a $13,952 thousand gain for the Nine Months ended September 30, 2021, which was primarily due to a $5.7 million gain on a transaction with Borqs in which the Company acquired debt of Borqs and converted the debt into Borqs common stock and subsequently sold such shares at a gain and an $8.5 million gain related to the exercise of Borqs warrants for common shares in Borqs which were subsequently sold.

Realized gain on convertible debt securities - the company incurred a realized gain on convertible debt securities of $288 thousand for the Nine Months ended September 30, 2022 as compared to nil for the Nine Months ended September 30, 2021.

Unrealized gain (loss) on investment and equity securities - The Company’s investment in LMAO changed due to the LMAO IPO on January 28, 2021. This resulted in LMAO’s deconsolidation from the Company and any changes in fair value will be recorded in the income statement during the period of the change. The Company recognized an unrealized gain on securities of $11.0 million for the Nine Months ended September 30, 2022 as compared to a unrealized gain of $1.0 million for the Nine Months ended September 30, 2021 from the revaluation of LMAO’s Class B common stock and Private Placement Warrants. The change was driven primarily by the impact of LMAO’s pending merger with Seastar Medical, Inc. on the valuation of LMAO’s common shares.

Unrealized gain (loss) on marketable securities - the company incurred an unrealized loss on marketable securities of $37 thousand for the Nine Months ended September 30, 2022 as compared to an unrealized loss on securities of $478 thousand for the Nine Months ended September 30, 2021.

Impairment of digital assets - during the Nine Months ended September 30, 2022, the Company purchased and received an aggregate of 31 Bitcoin for approximately $978 thousand and also received approximately 2.2 Bitcoin, in exchange for digital mining services provided which were valued at approximately $42 thousand. During the Nine Months ended September 30, 2022, we recorded approximately $404 thousand of impairment losses on such digital assets as compared to an impairment loss of $24 thousand for the Nine Months ended September 30, 2021.

Interest (Income) Expense

During the Nine Months ended September 30, 2022, the Company earned net interest income of $265 thousand as compared to $164 thousand of interest income for the Nine Months ended September 30, 2021 due to differences in the rates of return and the amount of outstanding interest-bearing investments.

Income Tax Expense

During the Nine Months ended September 30, 2022, the Company generated a $4.9 million net loss before income taxes. However, due to a change in estimate from the twelve months ended December 31, 2021 that resulted in a limitation on the use of its net operating loss carryforwards, the Company's income tax due was $1.3 million. The Company recognized a net income tax expense of $1.3 million for the Nine Months ended September 30, 2022. The Company recognized $29.9 thousand of income tax expense for the Nine Months ended September 30, 2021.

Net Income (Loss)

During the Nine Months ended September 30, 2022, the net loss was ($6.2) million as compared to net income of $10.3 million for the Nine Months ended September 30, 2021.

Net Income Attributable to Non-Controlling Interest

The Company owns 69.5% of Sponsor. As such, there is $3,373 thousand net income for the Nine Months ended September 30, 2022 attributable to the Non-Controlling Interest as compared to $285 thousand net income for the Nine Months ended September 30, 2021.

Net Income (Loss) Attributable to LM Funding America, Inc.

During the Nine Months ended September 30, 2022, the net loss was approximately ($9.5) million as compared to net income of $10.0 million for the Nine Months ended September 30, 2021.

Liquidity and Capital Resources

General

As of September 30, 2022, we had cash and cash equivalents of $10.2 million compared with $32.6 million at December 31, 2021. The Company also had $24 thousand of marketable securities as of September 30, 2022 compared with $2.1 million at December 31, 2021.

Cash from Operations

Net cash used by operations was $1.7 million during the Nine Months ended September 30, 2022 compared with net cash provided by operations of $5.3 million during the Nine Months ended September 30, 2021. This change in cash provided by operating activities was primarily driven by a $14.0 million realized gain on securities from the Borqs Note transactions during the Nine Months ended September 30, 2021.

Cash from Investing Activities

For the Nine Months ended September 30, 2022 net cash used in investing activities was $20.6 million as compared to net cash used in investing activities of $8.8 million for the Nine Months ended September 30, 2021. During the Nine Months ended September 30, 2022, the Company invested $16.5 million in deposits for mining equipment, $978 thousand for digital assets, $350 thousand for a note receivable and $2.8 million in related party notes receivable as compared to $1.6 million in deposits for mining equipment, an investment of $1.4 million for digital assets and an investment of $5.7 million in LMF Acquisition Opportunities Inc (a special purpose acquisition corporation) during the Nine Months ended September 30, 2021. The Company reclassified approximately $22.0 million from Deposits on mining equipment and hosting services to Fixed assets, net in the consolidated balance sheet due to the receipt of 4,212 mining machines during the Nine Months ended September 30, 2022.

Cash from Financing Activities

Net cash used in financing activities was $0.1 million for the Nine Months ended September 30, 2022 compared to $9.4 million provided by financing activities for the Nine Months ended September 30, 2021. At September 30, 2022, the Company paid $115 thousand in repayments of debt. During the Nine Months ended September 30, 2021 the Company received $9.5 million from the exercise of warrants and paid $163 thousand in repayments of debt.

Shareholders’ Equity

During the Nine Months ended September 30, 2021, holders of our warrants exercised such warrants for approximately 2.3 million shares of common stock for an aggregate of $9.5 million.

Debt

Debt of the Company consisted of the following at September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021

Financing agreement with FlatIron capital that was unsecured. Down payment of $36,255 was required upfront and equal installment payments of $19,114 were made over a 10 month period. The note matured on May 1, 2022. Annualized interest was 3.95%	$-	$114,688

	$-	$114,688

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2022. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of September 30, 2022 due to the following material weakness in internal control over financial reporting that existed as of December 31, 2021 and that continued to exist through September 30, 2022:

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

Other than remediation actions related to the material weaknesses in our internal controls described above, there has been no change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Bankruptcy of our hosting vendors, including the recent bankruptcy filing by Compute North or the possibility of bankruptcy by Core Scientific, could lead to interruption of service and could adversely affect our business and results of operations.

We have entered into several agreements for colocation, management and other services with vendors (“hosting vendors”) whereby our mining machines are installed, operated and maintained at third-party locations. In the event that any of our hosting vendors declare bankruptcy, the hosting vendors may be unable to fulfill all or some of their obligations under the contract, may operate at a reduced capacity or may be unable to continue operating their facilities entirely. Any disruption in the hosting vendors ability to operate, or any reduction or change in the services available to be provided to us by the hosting vendor, could negatively impact our ability to mine and receive revenue. In the event that the hosting company is unable to continue operations or is unable to provide services at the level necessary to support our business for a prolonged period we may find it necessary to relocate our mining machines to another facility. Relocation costs could be material and we may be unable to recover damages from the hosting vendor for such costs incurred, which would negatively impact our results of operations.

In September 2022, Compute North filed for Chapter 11 in the U.S. Bankruptcy Court for the Southern District of Texas. As of September 30, 2022, Compute North’s facilities has not provided any power to our 2,690 miners, and our overall future hosting capacity with Compute North, pursuant to signed Order Forms, is for approximately 4,200 machines. The Company is reviewing its relationship with Compute North and communicating with Compute North regarding this matter. However, there can be no assurance that Compute North’s bankruptcy proceeds will not negatively impact the Company’s existing and planned mining operations.

Because our miners are designed specifically to mine Bitcoin and may not be readily adaptable to mining other cryptocurrencies, a sustained decline in Bitocin’s value could adversely affect our business and results of operations.

We have invested substantial capital in acquiring miners using ASIC chips designed specifically to mine Bitcoin and other cryptocurrencies using the SHA-256 algorithm as efficiently and as rapidly as possible on our assumption that we will be able to use them to mine Bitcoin and generate revenue from our operations. Therefore, our Mining operations focus exclusively on mining Bitcoin, and our Mining revenue is based on the value of Bitcoin we mine. Accordingly, if the value of Bitcoin declines and fails to recover, for example, because of the development and acceptance of competing blockchain platforms or technologies, including competing cryptocurrencies which our miners may not be able to mine, the revenue we generate from our mining operations will likewise decline. Moreover, because our miners use these highly specialized ASIC chips, we may not be able to successfully repurpose them in a timely manner, if at all, if we decide to switch to mining a different cryptocurrency (or to another purpose altogether) following a sustained decline in Bitcoin’s value or if Bitcoin is replaced by another cryptocurrency not using the SHA-256 algorithm. This would result in a material adverse effect on our business and could potentially impact our ability to continue as a going concern.

Our reliance primarily on a single model of miner may subject our operations to increased risk of design flaws.

The performance and reliability of our miners and our technology is critical to our reputation and our operations. Because we currently only use Bitmain Antminer type miners, if there are issues with those machines, such as a design flaw in the ASIC chips they employ, our entire system could be affected. Any system error or failure may significantly delay response times or even cause our system to fail. Any disruption in our ability to continue mining could result in lower yields and harm our reputation and business. Any exploitable weakness, flaw, or error common to Bitmain miners could affect all our miners; therefore, if a defect or other flaw exists and is exploited, our entire miner fleet could be adversely impacted. Any interruption, delay or system failure could result in financial losses, a decrease in the trading price of our common stock and damage to our reputation.

We may not be able to realize the benefits of forks.

The Bitcoin blockchain is subject to modification based on a consensus of the users on its network. When a significant minority of users on the network agree to a modification that is not compatible with the prior network protocol, a “fork” of the network results, with one prong running the pre-modified protocol and the other running the modified protocol. The effect of such a fork would be the existence of two “versions” of the blockchain running in parallel that are not interchangeable, which requires exchange-type transaction to convert between the two forks. Additionally, it may be unclear following a fork which of the two protocols represents the original and which is the new protocol. Different metrics adopted by industry participants to determine which is the original asset include: referring to the wishes of the core developers of a cryptocurrency; determining based on the blockchain with the greatest amount of hash rate contributed by miners or validators; or by reference to the “length” of blockchain (i.e., the time between the first transaction recorded in the blockchain’s distributed ledger, and the date of the most recent transaction). Accordingly, we may not be able to realize the economic benefit of a fork, either immediately or ever, which could adversely affect an investment in our securities.

Bitcoins and other digital assets we mine or hold for our own account may be subject to loss, theft or restriction on access.

The loss or destruction of private keys required to access our bitcoins may be irreversible. Our loss of access to our private keys or our experience of a data loss relating to our bitcoins could adversely affect an investment in us.

Bitcoins may only be controlled by the possessor of both the unique public and private keys relating to the local or online digital wallet in which they are held. We publish the public key relating to digital wallets in use when we verify the receipt or transfers of bitcoins to and from our wallets and disseminate such information into the network on an anonymous basis, but we safeguard the private keys relating to such digital wallets. Digital asset exchanges, such as Gemini, where we hold our bitcoin, engage in similar practices. To the extent such private keys are lost, destroyed or otherwise compromised, we will be unable to access our bitcoins and such private keys may not be capable of being restored by any network. Any loss of private keys relating to digital wallets used to store our bitcoins whether by us or digital asset exchanges where we hold our bitcoin, could have a material adverse effect on our business, prospects or operations and potentially the value of any bitcoin we mine or otherwise acquire or hold for our own account.

If we fail to grow our hash rate, we may be unable to compete, and our results of operations could suffer.

Generally, a Bitcoin miner’s chance of solving a block on the Bitcoin blockchain and earning a Bitcoin reward is a function of the miner’s hash rate (i.e., the amount of computing power devoted to supporting the Bitcoin blockchain), relative to the global network hash rate. As demand for Bitcoin has increased, the global network hash rate has increased, and as more adoption of Bitcoin occurs, we expect the demand for Bitcoin will increase, drawing more mining companies into the industry and further increasing the global network hash rate. As new and more powerful miners are deployed, the global network hash rate will continue to increase, meaning a miner’s chance of earning Bitcoin rewards will decline unless it deploys additional hash rate at pace with the industry. Accordingly, to compete in this highly competitive industry, we believe we will need to continue to acquire new miners, both to replace those lost to ordinary wear-and-tear and other damage, and to increase our hash rate to keep up with a growing global network hash rate.

We plan to grow our hash rate by acquiring newer, more effective and energy-efficient miners. These new miners are highly specialized servers that are very difficult to produce at scale. As a result, there are limited producers capable of producing large numbers of sufficiently effective miners, and, as demand for new miners has increased in response to increased Bitcoin prices, we have observed the price of these new miners has increased. If we can’t acquire sufficient numbers of new miners or access sufficient capital to fund our acquisitions, our results of operations and financial condition, which could adversely affect investments in our securities.

Bitcoin is subject to halving, and our mining operations may generate less revenue as a result.

Halving is a process designed to control the overall supply and reduce the risk of inflation in cryptocurrencies using a Proof-of-Work consensus algorithm. At a predetermined block, the mining reward is cut in half, hence the term “halving”. While Bitcoin prices have historically increased around these halving events, there is no guarantee that the price change will be favorable or would compensate for the reduction in mining rewards. If a corresponding and proportionate increase in the price of the Bitcoin does not follow future halving events, the revenue we earn from our Mining operations would see a decrease, which could have a material adverse effect on our results of operations and financial condition.

Transaction fees may decrease demand for Bitcoin and prevent expansion.

As the number of Bitcoins currency rewards awarded for solving a block in a blockchain has decreased, transaction fees have increasingly been used to incentivize miners to continue to contribute to the Bitcoin network. However, high Bitcoin transaction fees may slow the adoption of Bitcoin as a means of payment, which may decrease demand for Bitcoin and future prices of Bitcoin may suffer as a result. If Bitcoin prices are not sufficiently high, our Mining revenue may not exceed our associated costs, and our results of operations and financial condition may suffer. Further, because the price of shares of our common stock may be linked to the price of Bitcoin, if demand for Bitcoin decreases, causing future Bitcoin prices to decrease, the market price of our securities may be materially and adversely affected, limiting our ability to raise additional capital to fund our strategic growth plans.

Cryptocurrencies face significant scaling obstacles that can lead to high fees or slow transaction settlement times.

Cryptocurrencies face significant scaling obstacles that can lead to high fees or slow transaction settlement times, and attempts to increase the volume of transactions may not be effective. Scaling cryptocurrencies is essential to the widespread acceptance of cryptocurrencies as a means of payment, including Bitcoin. Many cryptocurrency networks face significant scaling challenges. For example, cryptocurrencies are limited with respect to how many transactions can occur per second. Participants in the cryptocurrency ecosystem debate potential approaches to increasing the average number of transactions per second that the network can handle and have implemented mechanisms or are researching ways to increase scale, such as increasing the allowable sizes of blocks, and therefore the number of transactions per block, and sharding (a horizontal partition of data in a database or search engine), which would not require every single transaction to be included in every single miner’s or validator’s block. However, there is no guarantee that any of the mechanisms in place or being explored for increasing the scale of settlement of cryptocurrency transactions will be effective.

If adoption of Bitcoin (and cryptocurrencies, generally) as a means of payment does not occur on the schedule or scale we anticipate, the demand for Bitcoin may stagnate or decrease, which could adversely affect future Bitcoin prices, and our results of operations and financial condition, which could have a material adverse effect on the market price for our securities.

Our reliance on a third-party mining pool service provider for our mining revenue payouts may adversely affect an investment in us.

We currently rely on open access mining pools that support cryptocurrencies including bitcoin, to receive our mining rewards and fees from the network. Our pools have the sole discretion to modify the terms of our agreement at any time, and, therefore, our future rights and relationship with our pools may change. In general, mining pools allow miners to combine their computing and processing power, increasing their chances of solving a block and getting paid by the bitcoin network. The rewards, distributed proportionally to our contribution to the pool’s overall mining power, are distributed by the pool operator. Should our pools’ operator systems suffer downtime due to a cyber-attack, software malfunction or other similar issues, it will negatively impact our ability to mine and receive revenue. Furthermore, while we receive daily reports from our pools detailing the total processing power provided to the pools and the proportion of that total processing power, we provided to determine the distribution of rewards to us, we are dependent on the accuracy of our pool’s record keeping. Therefore, we have little means of recourse against our pools’ operators if we determine the proportion of the reward paid out to us by the mining pool operator is incorrect, other than leaving the pools. If we are unable to consistently obtain accurate proportionate rewards from our pools, we may experience reduced rewards for our efforts, which would have an adverse effect on our business and operations.

We may not have adequate sources of recovery if our digital assets are lost, stolen or destroyed.

We rely on Gemini to facilitate the custody of our bitcoins. If our bitcoins are lost, stolen or destroyed under circumstances rendering a party, including Gemini, liable to us, the responsible party may not have the financial resources sufficient to satisfy our claim. For example, as to a particular event of loss, the only source of recovery for us might be limited, to the extent identifiable, to other responsible third parties (e.g., a thief or terrorist), any of which may not have the financial resources (including liability insurance coverage) to satisfy a valid claim of ours. Gemini maintains certain commercial crime and specie insurance for digital assets they custody which insures against the theft of digital assets that results from a direct security breach or hack of Gemini's systems, a fraudulent transfer initiated by Gemini, or theft by a Gemini employee.

Bitcoins held by us are not subject to FDIC or SIPC protections.

We do not hold our bitcoins with a banking institution or a member of the Federal Deposit Insurance Corporation (“FDIC”) or the Securities Investor Protection Corporation (“SIPC”), and, therefore, our bitcoins are not subject to the protections enjoyed by depositors with FDIC or SIPC member institutions. As a result, we may suffer a loss with respect to our bitcoins that is not covered by insurance, and we may not be able to recover any of our carried value in these bitcoins if they are lost or stolen or suffer significant and sustained reduction in conversion spot price. If we are not otherwise able to recover damages from a malicious actor in connection with these losses, our business and results of operations may suffer, which may have a material negative impact on our stock price.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities.

None.

(b) Use of Proceeds.

None.

(c) Repurchase of Securities.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

On November 9, 2022 , the Company’s Board of Directors approved and adopted an amendment to the Company’s Restated By-Laws (the “Amendment”) to reduce the number of shares that are required to be present at a meeting of the Company’s stockholders for purposes of establishing a quorum. Prior to the Amendment, the presence (in person or by proxy) of a majority of the shares outstanding was required to establish a quorum for the transaction of business. Now, as approved in the Amendment, a quorum is established by one-third of the stock issued and outstanding and entitled to vote. A copy of the Amendment is attached as Exhibit 3.1 to this Quarterly Report on Form 10-Q, and the Restated By-Laws of the Company incorporating such amendment is attached as Exhibit 3.2 to this Quarterly Report on Form 10-Q.

Item 6. Exhibits

The following documents are filed as a part of this report or are incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION

3.1*	Amendment to Restated By-Laws of LM Funding America, Inc. (effective as of November 9, 2022)
3.2*	Restated By-Laws of LM Funding America, Inc. (effective as of November 9, 2022)
4.1	Certificate of Incorporation of LM Funding America, Inc., as amended (incorporated by reference to Exhibit 4.1 to Form S-8 filed on January 24, 2022)
10.1

Amended and Restated Promissory Note, dated July 28, 2022, issued by LMF Acquisition Opportunities, Inc. to LMFAO Sponsor, LLC (incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 3, 2022)

10.2	Sale and Purchase Agreement, dated August 31, 2022, between LM Funding America, Inc. and BITMAIN Technologies Limited (incorporated by reference to Exhibit 10.1 to Form 8-K filed on September 8, 2022)
10.3

Master Services Agreement, entered into September 6, 2022 but effective as of August 29, 2022, between Core Scientific, Inc. and U.S. Digital Mining and Hosting Co, LLC(incorporated by reference to Exhibit 10.2 to Form 8-K filed on September 8, 2022)

10.4

Consolidated Amended and Restated Promissory Note, dated October 28, 2022, issued by SeaStar Medical Holding Corporation to LMFAO Sponsor, LLC (incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 3, 2022)

10.5

Amended and Restated Promissory Note, dated October 28, 2022, issued by SeaStar Medical, Inc. to LM Funding America, Inc. (incorporated by referent to Exhibit 10.2 to Form 8-K filed on November 3, 2022)

10.6

Security Agreement, dated October 28, 2022, among SeaStar Medical Holding Corporation, SeaStar Medical, Inc., and LMFAO Sponsor, LLC (incorporated by reference to Exhibit 10.3 to Form 8-K filed on November 3, 2022)

10.7

Security Agreement, dated October 28, 2022, among SeaStar Medical, Inc., SeaStar Medical, Inc., and LM Funding America, Inc. (incorporated by reference to Exhibit 10.4 to Form 8-K filed on November 3, 2022)

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

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

LM FUNDING AMERICA, INC.

Date: November 17, 2022	By:	/s/ Bruce M. Rodgers
Bruce M. Rodgers
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: November 17, 2022	By:	/s/ Richard Russell
Richard Russell
Chief Financial Officer
(Principal Accounting Officer)