Form 10-K
period 2022-12-31
LM FUNDING AMERICA, INC.
filed 2023-03-31
CIK 1640384

ne

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of voting and nonvoting common equity held by non-affiliates of the Registrant, as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $10,668,600 based on the closing sales price as reported on the NASDAQ Capital Market as of such date.

The number of shares of the Registrant’s common stock outstanding as of March 25, 2023 was 13,091,883.

Documents Incorporated By Reference

Information required by Part III is incorporated by reference from registrant’s Proxy Statement for its 2023 annual meeting of stockholders or an amendment to this Annual Report on Form 10-K, which will be filed with the Securities and Exchange Commission within 120 days after the end of its fiscal year ended December 31, 2022.

PART I

Item 1. Business.

LM Funding America, Inc. (“we”, “our”, “LMFA”, or the “Company”) currently has two lines of business: our recently commenced cryptocurrency mining business and our historical specialty finance business.

On September 15, 2021, we announced our plan to operate in the Bitcoin mining ecosystem, and we commenced Bitcoin mining operations in late September 2022. This business operation deploys our computing power to mine Bitcoin and validate transactions on the Bitcoin network. We believe that developments in Bitcoin mining have created an opportunity for us to deploy capital and conduct large-scale mining operations in the United States. We conduct this business through a wholly owned subsidiary, US Digital Mining and Hosting Co, LLC, a Florida limited liability company ("US Digital"), which we formed in 2021 to develop and operate our cryptocurrency mining business.

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

Cryptocurrency Mining Business

Bitcoin was introduced in 2008 with the goal of serving as a digital means of exchanging and storing value. Bitcoin is a form of digital currency that depends upon a consensus-based network and a public ledger called a “blockchain”, which contains a record of every Bitcoin transaction ever processed. The Bitcoin network is the first decentralized peer-to-peer payment network, powered by users participating in the consensus protocol, with no central authority or middlemen, that has wide network participation. The authenticity of each Bitcoin transaction is protected through digital signatures that correspond with addresses of users that send and receive Bitcoin. Users have full control over remitting Bitcoin from their own sending addresses. All transactions on the Bitcoin blockchain are transparent, allowing those running the appropriate software to confirm the validity of each transaction. To be recorded on the blockchain, each Bitcoin transaction is validated through a proof-of-work consensus method, which entails solving complex mathematical problems to validate transactions and post them on the blockchain. This process is called mining. Miners are rewarded with Bitcoins, both in the form of newly-created Bitcoins and fees in Bitcoin, for successfully solving the mathematical problems and providing computing power to the network.

Factors such as access to computer processing capacity, interconnectivity, electricity cost, environmental factors (such as cooling capacity) and location play important roles in mining. In Bitcoin mining, “hashrate” is a measure of the computing and processing power and speed by which a mining computer mines and processes transactions on the Bitcoin network. We expect to continue increasing our computing power through 2023 and beyond as we expand the number of active mining machines. A company’s computing power measured in Hashrate is generally considered to be one of the most important metrics for evaluating Bitcoin mining companies.

We obtain Bitcoin as a result of our mining operations, and we sell Bitcoin from time to time, to support our operations and strategic growth. We plan to convert our Bitcoin to U.S. dollars. We may engage in regular trading of Bitcoin or engage in hedging activities related to our holding of Bitcoin. However, our decisions to hold or sell Bitcoin at any given time may be impacted by the Bitcoin market, which has been historically characterized by significant volatility. Currently, we do not use a formula or specific methodology to determine whether or when we will sell Bitcoin that we hold, or the number of Bitcoins we will sell. Rather, decisions to hold or sell Bitcoins are currently determined by management by monitoring the market in real time.

Equipment Purchases

During 2021, we committed to purchasing an aggregate of 5,046 Bitcoin S19J Pro Antminer cryptocurrency mining machines for an aggregate purchase price of $31.6 million (the “Mining Machines”) from Bitmain. This contract allowed for a reduction in purchase price if Bitcoin price declined prior to shipment. Due to the variable nature of the contract, we were credited an aggregate total of approximately $7.2 million toward the 40% purchase price that is normally paid upon the shipment of a batch. We received all of the Mining Machines purchased during 2021 from August 2022 through November 2022.

On August 31, 2022, the Company committed to purchasing an additional 400 Bitcoin Miner S19J Pro machines from Bitmain for an aggregate purchase price of approximately $1.3 million which were delivered in December 2022. The Company paid the full purchase price within 7 days of the date of the signing of the agreement.

Additionally, on September 20, 2022, the Company committed to purchasing 200 Bitcoin Miner S19 XP machines from Bitmain for an aggregate purchase price of approximately $1.3 million, which was fully paid in 2022. There were 204 S19 XP machines delivered in January 2023.

We purchased an additional 65 S19 XP machines on December 20, 2022 and another 125 S19 XP machines on January 15, 2023 from Bitmain for an aggregate purchase price of approximately $1.1 million. We used various Bitmain credits and coupons totaling approximately $0.6 million to pay for the 65 S19 XP machines that were ordered in December 2022, and in January 2023 we paid the remaining $0.5 million non-refundable payment relating to the 125 S19 XP machines in cash. All 190 XP machines are anticipated to be delivered in April 2023.

During the year ended December 31, 2022, the Company paid approximately $12.7 million to Bitmain for deposits related to mining equipment and payments of $1.9 million were made to various shipping vendors for transportation and customs costs related to the equipment. Since the inception of our contracts with Bitmain, we have paid an aggregate of approximately $26.4 million to Bitmain and related vendors relating to the purchase of these machines through December 31, 2022, and paid an additional $0.5 million in January 2023 under the Bitmain contracts that was due as of December 31, 2022.

As of March 27, 2023, we have approximately 3,700 machines with hashing capacity of approximately 0.37 EH/s. We have approximately 1,900 S19J Pro Antminer machines representing approximately 0.19 EH/s hashing power in storage awaiting placement at a hosting site.

Hosting Contracts

On September 5, 2022, the Company, through its wholly-owned subsidiary, US Digital, entered into a hosting agreement (the “Core Hosting Agreement”) with Core Scientific Inc. (“Core”) pursuant to which Core agreed to host the 1,200 of the Company's Bitcoin Miner S19J Pro machines at a secure location and provide power, maintenance and other services specified in the contract with a term of one year, with automatic renewals unless we or Core notifies the other in writing not less than ninety (90) calendar days before such renewal of its desire for the order not to renew unless terminated sooner pursuant to the terms of the Core Hosting Agreement. In October 2022, the Company entered into additional orders with Core under the Core Hosting Agreement to host an additional 1,778 machines. As required under the Core Hosting Agreement, the Company has paid approximately $2.2 million as of December 31, 2022 as a deposit. As of March 27, 2023, Core has energized 2,978 of our machines located at their sites with a hashing capacity of approximately 0.30 EH/s on a daily basis. In December 2022, Core filed for Chapter 11 bankruptcy in the U.S. Bankruptcy Court for the Southern District of Texas. Core's bankruptcy filing has not negatively impacted our mining ability at their sites as of March 27, 2023.

On January 26, 2023, the Company entered into a hosting agreement (the “Phoenix Hosting Agreement”) with Phoenix Industries Inc. (“Phoenix”) pursuant to which Phoenix agreed to host 228 of the Company's Bitcoin Miner S19J Pro machines at a secure location and provide power, maintenance and other services specified in the contract with a term of two years. This Phoenix Hosting Agreement will renew automatically for an additional two years if we provide written notice to Phoenix of its desire of renewal at least sixty (60) days in advance of the conclusion of the initial term of two years, unless terminated sooner pursuant to the terms of the Phoenix Hosting Agreement. As required under the Phoenix Hosting Agreement, the Company paid approximately $36 thousand as a deposit in January 2023. These machines were energized in January 2023. As of March 27, 2023, Phoenix has energized 228 machines located at their sites with hashing capacity of approximately 0.02 EH/s on a daily basis.

On March 9, 2023, the Company entered into a hosting agreement (the “Longbow Hosting Agreement”) with Longbow HostCo LLC. (“Longbow”) pursuant to which Longbow agreed to host 500 of the Company's Bitcoin Miner S19J Pro machines at a secure location and provide power, maintenance and other services specified in the contract with a term of two years. Upon written request from us at least ninety (90) days prior to the conclusion of the then current term and approval by Longbow, the term shall renew for successive one (1) year periods with a three percent (3%) increase as of the commencement of each renewal term unless terminated sooner pursuant to the terms of the Longbow Hosting Agreement. As required under the Longbow Hosting Agreement, the Company paid approximately $157 thousand as a deposit in March 2023. These machines were energized in March 2023. As of March 27, 2023, Longbow has energized 500 of our machines located at their sites with hashing capacity of approximately 0.05 EH/s on a daily basis.

On June 21, 2022, the Company entered into a Master Agreement, dated effective as of June 20, 2022, with Compute North LLC (“Compute North”) under which Compute North had agreed to host up to 4,200 of US Digital’s Bitcoin Miner S19J Pro machines and provide colocation, management and other services (the “Master Agreement”). The term of the Master Agreement was for 60 months, subject to earlier termination in specified circumstances. The Company paid a non-refundable co-location deposit of $1.3 million on June 21, 2022 under the Master Agreement. Compute North filed for Chapter 11 bankruptcy on September 22, 2022. We moved the 2,690 machines from Compute North into a storage facility during January and February 2023. Compute North had not energized any of our machines located at their site. We recorded an impairment charge of $1.0 million on our deposit in the fourth quarter of 2022 which is reported on our Consolidated Statements of Operations as Impairment loss on prepaid hosting deposits.

In October 2021, we entered into a sale and purchase agreement (the “Uptime Purchase Agreement”) with Uptime Armory LLC (“Uptime”) pursuant to which US Digital agreed to purchase, and Uptime agreed to supply to US Digital, an aggregate of 18 modified

40-foot cargo containers (“POD5ive containers”) that would have been designed to hold and operate 280 S19 Pro Antminers manufactured by Bitmain. The purchase price of the POD5ive containers totaled $3.15 million, of which $2.4 million or 75% was paid in 2021 as a non-refundable down payment and the remaining 25% was paid after Uptime delivered a “notice of completion” of the equipment in 2022. However, no containers have been delivered as of December 31, 2022.

On November 8, 2022, LMFA filed an action in Florida circuit court against Uptime Armory, LLC and Bit5ive, LLC in a case styled US Digital Mining and Hosting Co. LLC v. Uptime Amory, LLC and Bit5ive, LLC (Fla. 11thCir. Ct., November 8, 2022). In that action, we alleged breach of contract and violation of the Florida Deceptive and Unfair Trade Practices Act and are seeking, among other things, damages of $3.15 million for non-delivery of the 18 POD5ive containers. The Defendants in this action filed a motion to compel confidential arbitration action. The court has now stayed the action in the Florida Circuit Court, and ordered the parties to confidential arbitration governed by the American Arbitration Association and the case is proceeding to arbitration. We recorded an impairment charge of $3.15 million on our mining machine deposit in the fourth quarter of 2022 and is reported on our Consolidated Statements of Operations as Impairment loss on prepaid mining machine deposits.

In October 2021, US Digital also entered into a hosting agreement with Uptime Hosting LLC (the “Hosting Agreement”) to host the Company’s 18 POD5ive containers at a secure location and provide power, maintenance and other services specified in the contract for 6 cents per kilowatt with a term of one year. Under the Hosting Agreement we paid a deposit of $0.8 million in 2021 and were required to pay an additional deposit for each container three months prior to delivery at the hosting site of $44 thousand and a final deposit for each container one month prior to arrival at the hosting site of $44 thousand. The deposits paid for hosting services under the Hosting Agreement are refundable. On June 29, 2022, the Company and Uptime Hosting LLC entered into a Release and Termination Agreement in which the Hosting Agreement was terminated and Uptime Hosting LLC agreed to pay the $0.8 million deposit. We recorded an impairment charge of $0.8 million on our prepaid hosting deposit in the fourth quarter of 2022.

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

Markets, Geography and Major Customers

Bitcoin is a global store and exchange of value used by people across the world as an asset and to conduct daily transactions. Mining Bitcoin supports the global Bitcoin blockchain and the millions of people that depend on it for economic security and other benefits. Strictly speaking, there is no customer market for mining Bitcoin but we consider our mining pool operators as customers because they compensate us for providing processing power to the mining pool (see Item 1A. Risk Factors- “Our reliance on a third-party mining pool service provider for our mining revenue payouts may adversely affect an investment in us.”). We lease hosting space for our mining equipment from other hosting and mining companies.

Our specialty finance business focused on Associations is focused entirely in the state of Florida.

Working Capital Items

The Bitcoin mining industry is highly competitive and dependent on specialized mining machines that have few manufacturers. Machine purchases require large down payments and miner deliveries often arrive many months after initial orders are placed. However, over the last 12 months, we have seen a significant improvement in the availability and pricing for Bitcoin mining machines. The current market conditions have provided opportunities to purchase both new and used machines on the spot-market from other miners or retail-dealers of machines for better financial terms and delivery terms, but there can be no guarantee that such opportunities will continue on a long-term basis. Currently, we are purchasing mining machines direct from Bitmain.

In addition to the approximate 3,700 machines in operation as of March 27, 2023, the Company has approximately 1,900 S19J Pro Antminer machines in storage awaiting placement at a hosting site. We also expect to receive an additional 190 miners in the second quarter of 2023 which have been fully prepaid. The Company expects to enter into additional agreements to purchase more miners in the coming years. The majority of miners we operate and expect to operate once received are the latest generation of miners manufactured by Bitmain, including the S19J-Pro and S19 XP.

Materials and Suppliers

We engage in the operation of high efficiency Bitcoin mining machines. These specialized computers, often called mining rigs, have few manufacturers. All of the machines we purchased this year were manufactured by Bitmain, one of the preeminent manufacturers of Bitcoin mining rigs. It is headquartered in China and manufactures throughout Asia.

Historically, we have been able to manage our supply chains effectively, but global supply chains continue to be constrained, and from time-to-time experience substantial increases in shipping costs and logistical delays as we make efforts to ensure timely delivery of equipment. There can be no certainty that we will not be affected in the future, and we believe that there is a significant risk that equipment supply chains will continue to be affected in 2023.

While some macro-economic indicators available as of the date of this filing suggest that inflation may be slowing, inflationary pressures impact virtually all aspects of our materials and suppliers, including power prices, and are likely to impact our fiscal year 2023.

As indicated above, bankruptcies of hosting companies may pose a risk to our ability to mine Bitcoin. We do not have any business relationships with some of the notable crypto companies that have declared bankruptcy such as Three Arrow Capital, FTX, Genesis Global Holdco, Genesis Asia Pacific, BlockFi, Voyager Digital and Celsius.

Environmental Issues

No significant pollution or other types of hazardous emission result from the Company’s direct operations and it is not anticipated that our operations will be materially affected by federal, state or local provisions concerning environmental controls. Our costs of complying with environmental, health and safety requirements have not been material.

There are increasing concerns over the large energy usage of Bitcoin mining and its effects on the environment. Many media reports focus exclusively on the energy requirements of Bitcoin mining and cite it as an environmental concern. However, we do not believe that existing or pending climate change legislation, regulation, or international treaties or accords are reasonably likely to have a material effect in the foreseeable future on our business or markets that we serve, nor on our results of operations, capital expenditures or financial position. We continue to monitor emerging developments in this area.

Competition

Bitcoin mining is a global activity. During fiscal year 2021, a majority of Bitcoin mining occurred in China. After China banned Bitcoin mining in May 2021, the center of mining moved to North America. Although Bitcoin mining by its nature is not a directly competitive business, all miners compete for Bitcoin rewards; based on this, we define competitors as other Bitcoin miners. Our competitors include large, publicly-listed mining companies, large private mining companies, and, in some cases, independent, individual miners who pool resources. We believe our principal competitive advantages include our energy background, a combination of owned, operated, and co-located miners and facilities, our strategic use of the Bitcoin we mine to fund operations growth, and our commitment to sustainable business practices, including sourcing renewable energy. Within North America, our major competitors include:

•
Marathon Digital Holdings
•
Riot Blockchain, Inc.
•
Core Scientific, Inc.
•
Bitfarms LTD.
•
Iris Energy Limited
•
Clean Spark

In addition to the foregoing, we compete with other companies that focus all or a portion of their activities on mining activities at scale. We face significant competition in certain operational aspects of our business, including, but not limited to, the acquisition of new miners, obtaining low cost electricity, obtaining access to energy sites with reliable sources of power, and evaluating new technology developments in the industry.

Intellectual Property

We do not currently own any patents in connection with our existing and planned Bitcoin mining related operations. We do rely, and expect to continue relying, upon trade secrets, trademarks, service marks, trade names, copyrights and other intellectual property rights.

Government Regulation

Bitcoin Mining

Cryptocurrency mining is largely an unregulated activity at both the state and federal level. We anticipate that cryptocurrency mining will be a focus for increased regulation in the near- and long-term, and we cannot predict how future regulations may affect our business or operations. State regulation of cryptocurrency mining is important with respect to where we conduct our mining operations. The majority of our mining facilities are located in Kentucky, which we believe currently has one of the most favorable regulatory environments for cryptocurrency miners.

In March 2022, the United States announced plans to establish a unified federal regulatory regime for cryptocurrency, and a group of United States Senators sent a letter to the United States Treasury Department asking Treasury Secretary Yellen to investigate Treasury’s ability to monitor and restrict the use of cryptocurrencies to evade sanctions imposed by the United States. We are unable to predict the impact that any new regulations may have on our business at the time of filing this Annual Report. We continue to monitor and proactively engage in dialogue on legislative matters related to our industry.

In August 2021, the chair of the SEC stated that he believed investors using digital asset trading platforms are not adequately protected, and that activities on the platforms can implicate the securities laws, commodities laws and banking laws, raising a number of issues related to protecting investors and consumers, guarding against illicit activity, and ensuring financial stability. The chair expressed a need for the SEC to have additional authorities to prevent transactions, products, and platforms from “falling between regulatory cracks,” as well as for more resources to protect investors in “this growing and volatile sector.” The chair called for federal legislation centering on digital asset trading, lending, and decentralized finance platforms, seeking “additional plenary authority” to write rules for digital asset trading and lending. In addition, it is possible the failure of FTX Trading Ltd. (“FTX”) in November 2022 and the resulting market turmoil could lead to increased SEC, CFTC, or criminal investigations, enforcement, and/or other regulatory activity.

While these statements are focused on digital asset exchanges (not Bitcoin miners), the failure of large exchanges, such as the recent failure of the exchange operated by FTX Trading Ltd. (“FTX”), who applied for Chapter 11 bankruptcy in November 2022, may impact the adoption and value of Bitcoin. Additionally, because we store and sell our Bitcoin on exchanges, we may also be potentially impacted by exchange failures in that respect. For those reasons, we carefully vet our custodians for adequate compliance with U.S. laws as well as liquidity, using the information available to us, but we cannot be certain that we will be able to avoid the negative effects of a large exchange failure. We have not been directly impacted by the FTX bankruptcy other than the impact it had on the price of Bitcoin.

As the regulatory and legal environment evolves, we may become subject to new laws, such as further regulation by the SEC, CFTC, and other agencies, which may affect our mining and other activities. For additional discussion regarding our belief about the potential risks existing and future regulation pose to our business, see Part I, Item 1A. “Risk Factors” beginning on page 11 of this Annual Report.

Cybersecurity

Our share of Bitcoins mined from our pools are initially received by us in wallets we control. We currently sell the majority of the Bitcoin we mine and utilize hot wallets to hold this Bitcoin immediately prior to selling for working capital purposes. We hold any remainder of our Bitcoin in cold storage. Bitcoins we mine or hold for our own account may be subject to loss, theft or restriction on access. Hackers or malicious actors may launch attacks to steal, compromise or secure Bitcoins, such as by attacking the Bitcoin network source code, exchange miners, third-party platforms (including Coinbase), cold and hot storage locations or software, or by other means. We may be in control and possession of substantial holdings of Bitcoin, and as we increase in size, we may become a more appealing target of hackers, malware, cyber-attacks or other security threats.

To our knowledge there has been no security breach or incident, unauthorized access or disclosure, or other compromise of or relating to the Company or its subsidiaries hard wallets, cold wallets, information technology and computer systems, networks, hardware, software, data and databases, equipment or technology. We have not been notified of, and have no knowledge of any event or condition that could result in, any security breach or incident, unauthorized access or disclosure or other compromise to their IT systems and data, and we have implemented appropriate controls, policies, procedures, and technological safeguards to maintain and protect the integrity, continuous operation, redundancy and security of our IT systems and Data reasonably consistent with industry standards and practices, or as required by applicable regulatory standards. We are presently in material compliance with all applicable laws or statutes and all judgments, orders, rules and regulations of any court or arbitrator or governmental or regulatory authority, internal policies and contractual obligations relating to the privacy and security of IT systems and data and to the protection of such IT systems and data from unauthorized use, access, misappropriation or modification.

Human Capital

We believe that our future success depends, in no small part, on our ability to continue to attract, hire, and retain qualified personnel. As of March 31, 2023, we had 8 employees, all of which were full time and all located in the United States. We believe that we have adequate personnel and resources with the specialized skills required to carry out our operations successfully. Employees participate in equity incentive plans and receive what we believe is generous compensation in the form of salary and benefits. We continually seek to hire and retain talented professionals, although the competition for such personnel in our segments is significant. None of our employees are represented by a labor union, and we have never experienced a work stoppage. We believe we have a strong and engaging relationship with our employees.

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

The Company organized two new subsidiaries in 2020: LMFA Financing LLC, a Florida limited liability company, on November 21, 2020, and LMFAO Sponsor LLC, a Florida limited liability company ("Sponsor"), on October 29, 2020. LMFAO Sponsor LLC organized a subsidiary, LMF Acquisition Opportunities Inc., on October 29, 2020. LM Funding America Inc. organized a subsidiary, US Digital Mining and Hosting Co., LLC. ("USDM"), on September 10, 2021. USDM has created various 100% owned subsidiaries to engage in business in various states. The Company also from time to time organizes other subsidiaries to serve a specific purpose or hold a specific asset.

Where you can Find More Information

We maintain a corporate website at: https://www.lmfunding.com. The contents of this websites is not incorporated in, or otherwise to be regarded as part of, this Annual Report.

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
•
We have been adversely affected by the effects of inflation.
•
We may need financing in the future to sustain and expand our operations and may not be able to obtain such financing on acceptable terms, or at all.
•
We maintain our cash at financial institutions, which at times, exceed federally insured limits.

Risks Relating to Our Cryptocurrency Mining Business

•
Our cryptocurrency mining business is in an early stage of development and may not be able to achieve profitability.
•
Our limited operating history in the cryptocurrency mining business makes evaluating our business difficult.
•
Operating results may fluctuate due to the highly volatile nature of cryptocurrency markets.
•
The uncertain impact of geopolitical and economic events on the demand for Bitcoin may adversely affect our business.
•
We have exposure to pricing risk and volatility associated with the value of Bitcoin because we do not currently hedge our investment in Bitcoin.
•
The sale of our Bitcoins to pay for expenses at a time of low Bitcoin prices could adversely affect an investment in us.
•
Our mining costs may exceed our mining revenues.
•
We face the risk of the development and acceptance of competing blockchain platforms or technologies.
•
We will be exposed to risks and potential unexpected costs related to disruptions or other failures in the supply chain for cryptocurrency hardware and difficulties in obtaining new hardware.
•
Bankruptcy of our hosting vendors, including the recent bankruptcy filing by Compute North and Core Scientific, could lead to interruption of service and could adversely affect our business and results of operations.
•
Because our miners are designed specifically to mine Bitcoin and may not be readily adaptable to mining other cryptocurrencies, a sustained decline in Bitcoin's value could adversely affect our business and results of operations.
•
Our reliance primarily on a single supplier of miners may subject our operations to increased risk of design flaws.
•
We may not be able to realize the benefits of forks.
•
The reward for successfully solving a block will halve in the future and its value may not adjust to compensate us for the reduction in the rewards we receive from our mining efforts.
•
If we fail to grow our hash rate, we may be unable to compete, and our results of operations could suffer.
•
Transaction fees may decrease demand for Bitcoin and prevent expansion.
•
Cryptocurrencies face significant scaling obstacles that can lead to high fees or slow transaction settlement times.
•
Our reliance on a third-party mining pool service provider for our mining revenue payouts may adversely affect us.
•
We face risks from the open-source structure of the Bitcoin network protocol and any failure to properly monitor and upgrade the protocol.
•
We face risks from potential Internet disruptions.
•
Banks and financial institutions may not provide services to businesses that engage in cryptocurrency-related activities.
•
The loss or destruction of private keys required to access our Bitcoins may be irreversible.
•
We may not have adequate sources of recovery if our digital assets are lost, stolen or destroyed.
•
Bitcoins held by us are not subject to FDIC or SIPC protections.
•
Bitcoins we mine or hold for our own account may be subject to loss, theft, or restriction on access.
•
Potential actions of malicious actors or botnets may adversely impact us.
•
We face risks from potential failures of digital asset exchanges and custodians.
•
We may not have adequate sources of recovery if our digital assets are lost, stolen or destroyed.
•
The irreversibility of incorrect or fraudulent Bitcoin transactions creates risks for our business.

•
We may have limited rights of legal recourse available to us following any loss of our Bitcoins.
•
We face the risk that the possibility that a cryptocurrency other than Bitcoin could be more desirable to the digital asset user base.
•
We may not be able to grow our hashrate.
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

Risks Related to Governmental Regulation and Enforcement Operations

•
Potential changes in laws and regulations applicable to mining Bitcoin, Bitcoin itself, or interpretations thereof, including, without limitation, banking regulations and securities regulations and regulations governing mining activities, both in the U.S. and in other countries.
•
We may incur additional compliance costs if deemed subject to the Commodity Exchange Act.
•
The SEC or another regulatory body may consider Bitcoin or any other cryptocurrency to be a security.
•
It may be illegal to mine, acquire, own hold, sell or use Bitcoin or other cryptocurrencies.
•
Changing environmental regulation and public energy policy may adversely impact the mining business.
•
Future developments regarding the treatment of digital assets for U.S. federal income and applicable state, local and non-U.S. tax purposes may adversely affect us.
•
We face potential exposure to specifically designated nationals or blocked persons as a result of our interactions with the Bitcoin network.

Risks Related to the Specialty Finance Business

•
We may not be able to purchase Accounts at favorable prices, or on sufficiently favorable terms, or at all.
•
We may not be able to recover sufficient amounts on our Accounts to fund our operations.
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
•
All of our Accounts are located in Florida.
•
Foreclosure on an Association’s lien may not result in our recouping the amount that we invested in the related Account.
•
The liens securing the Accounts we own may not be superior to all liens on the related units and homes.
•
We may not choose to pursue a foreclosure action against delinquent condominium and home owners.
•
The holding period for our Accounts from purchase to payoff is indeterminate.

Risks Relating to Our Securities

•
Our common shares could be delisted from the Nasdaq Capital Market.
•
Future sales of our common stock by our affiliates or other stockholders may depress our stock price.
•
The market price and trading volume of our shares of common stock may be volatile.
•
Securities analysts may not initiate coverage of our securities or may issue negative reports.
•
Any future issuance of preferred stock may adversely affect holders of our common stock.
•
We qualify as a smaller reporting company and are subject to scaled disclosure requirements; and
•
We may become subject to a threatened direct or derivative claim by stockholders.

Risks Relating to our Business -- General Risks

Our quarterly operating results may fluctuate and cause our stock price to decline.

Because of the nature of our business, our quarterly operating results may fluctuate, which may adversely affect the market price of our common stock. Our results may fluctuate as a result of the following factors:

(i)
the price of Bitcoin and the amount of hashrate generated by our Bitcoin mining activity;
(ii)
the timing and amount of collections on our Account portfolio;
(iii)
our inability to identify and acquire additional Accounts;
(iv)
a decline in the value of our Account portfolio recoveries;
(v)
increases in operating expenses associated with the growth of our operations; and
(vi)
general, economic and real estate market conditions.

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

Our business, results of operations, and financial condition may be impacted by the coronavirus (COVID-19) outbreak.

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

While our employees currently have the ability and are encouraged to work remotely, such measures have had, and may continue to have, an impact on employee attendance or productivity, which, along with the possibility of employees’ illness, may adversely affect our operations. Although COVID-19 is currently not material to our results of operations, there is uncertainty relating to the potential future impact on our business. The extent to which COVID-19 impacts our operations, or our ability to obtain financing should we require it, will depend on future developments which are uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions taken by governments and private businesses to contain COVID-19 to treat its impact, among others. If the disruptions posed by COVID-19 continue for an extended period of time, financial markets may not be available to the Company for raising capital in order to fund future growth. In addition, if there is another significant outbreak, it could impact the manufacture and supply to the Company of Bitcoin mining machines. Should the Company not be able to obtain financing when required, in the amounts necessary or under terms which are economically feasible, we may be required to reduce planned future growth and/or the scope of our operations. In addition, actions we have taken or may take, or decisions we have made or may make, as a consequence of COVID-19, may result in legal claims or litigation against us.

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

We run the risk of inadvertently being deemed to be an investment company that is required to register under the Investment Company Act of 1940 (the “Investment Company Act”) because a significant portion of our assets may be deemed to consist of, or may be deemed to have consisted of, investment securities, including potentially our interest in SeaStar Medical Holding Corporation and our transactions with BORQS Technologies Inc. ("Borqs"). The risk varies depending on events beyond our control, such as significant appreciation or depreciation in the market value of certain of our assets, and transactions involving the sale and purchase of certain assets. If we are deemed to be an inadvertent investment company, we may seek to rely on a safe-harbor under the Investment Company Act that would provide us a one-year period to take steps to avoid being deemed to be an investment company.

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

We have been adversely affected by the effects of inflation.

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

We rely heavily on our management team, whose continued service and performance is critical to our future success. Any failure by management to properly manage growth, including hiring and retaining competent and skilled management and other personnel, could have a material adverse effect on our business, operating results, and financial condition.

We currently have three executive officers — our Chief Executive Officer and President, Bruce Rodgers, our Chief Financial Officer, Richard Russell and our VP of Operations, Ryan Duran — who are responsible for our management functions and are responsible for strategic development, financing and other critical functions. Some of the members of our management team and our Board of Directors do not have prior experience in the Bitcoin mining industry. This lack of experience may impair our management teams’ and directors’ ability to evaluate and make well-informed decisions involving our current operations and any future projects we may undertake in the industries in which we operate. Such impairment and lack of experience could adversely affect our business, financial condition and future operations.

Our future success depends significantly on the continued service and performance of our existing management team. The departure, death, disability or other extended loss of services of any member of our management team, particularly with little or no notice, could cause delays on projects, frustrate our growth prospects and could have an adverse impact on our industry relationships, our project exploration and development programs, other aspects of our business and our financial condition, results of operations, cash flow and prospects.

Our success, growth prospects, and ability to capitalize on market opportunities also depend to a significant extent on our ability to identify, hire, motivate and retain qualified managerial personnel, including additional senior members of management. Our growth may be constrained by resource limitations as competitors and customers compete for increasingly scarce human capital resources.

The demand for professionals familiar with Bitcoin mining and other skilled workers is currently high. Our competitors may be able to offer a work environment with higher compensation or more opportunities than we can. Any new personnel we hire may not be or become as productive as we expect, as we may face challenges in adequately or appropriately integrating them into our workforce and culture. If we are unable to attract and retain a sufficient number of skilled personnel, our ability to successfully implement our business plan, grow our company and maintain or expand our mining operations may be adversely affected, and the costs of doing so may increase, which may adversely impact our business, financial condition and results of operations.

Our expansion could also place significant demands on our management, operations, systems, accounting, internal controls and financial resources. If we experience difficulties in any of these areas, we may not be able to expand our business successfully or effectively manage our growth. Any failure by management to manage growth and to respond to changes in our business could have a material adverse effect on our business, financial condition and results of operations.

We may engage in strategic acquisitions and other arrangements that could disrupt our business, cause dilution to our stockholders, reduce our financial resources and harm our operating results.

We have previously engaged in strategic transactions, including acquisitions of companies, technologies and personnel, and, as part of our growth strategy, in the future, we may seek additional opportunities to grow our mining operations, including through purchases of miners and facilities from other operating companies, including companies in financial distress. Our ability to grow through future acquisitions will depend on the availability of, and our ability to identify, suitable acquisition and investment opportunities at an acceptable cost, our ability to compete effectively to attract those opportunities and the availability of financing to complete acquisitions. Future acquisitions may require us to issue common stock that would dilute our current stockholders’ percentage ownership, assume or otherwise be subject to liabilities of an acquired company, record goodwill and non-amortizable intangible assets that will be subject to impairment testing on a regular basis and potential periodic impairment charges, incur amortization expenses related to certain intangible assets, incur large acquisition and integration costs, immediate write-offs, and restructuring and other related expenses, and become subject to litigation.

The benefits of an acquisition may also take considerable time to develop, and we cannot be certain that any particular acquisition will produce the intended benefits in a timely manner or to the extent anticipated or at all. We may experience difficulties integrating the operations, technologies, and personnel of an acquired company or be subjected to liability for the target’s pre-acquisition activities or operations as a successor in interest. Such integration may divert management’s attention from normal daily operations of our business. Future acquisitions may also expose us to potential risks, including risks associated with entering markets in which we have no or limited prior experience, especially when competitors in such markets have stronger market positions, the possibility of insufficient revenues to offset the expenses we incur in connection with an acquisition and potential loss of, or harm to, our relationships with employees and suppliers as a result of integration of new businesses.

In the future, we may require additional financing to sustain and expand our operations, and we may not be able to obtain financing on acceptable terms, or at all, which would have a material adverse effect on our business, financial condition, results of operations, cash flow and prospects.

Our ability to operate profitably and to grow our business is dependent upon, among other things, generating sufficient revenue from our operations and, when and if needed, obtaining financing. If we are unable to generate sufficient revenues to operate and/or expand our business, we will be required to raise additional capital to fund operating deficits (if applicable) and growth of our business, pursue our business plans and to finance our operating activities, including through equity or debt financings, which may not be available to us on favorable terms, or at all. Our ability to obtain capital through sales of Bitcoin would also be impacted by declines in the price of Bitcoin.

We have raised capital to finance our strategic growth of our business through public offerings of our common stock, and we expect to need to raise additional capital through similar public offerings to finance the completion of current and future expansion initiatives. Utilizing those sources may be more challenging in the current financial market conditions, in particular where trading volume is diminished. We may not be able to obtain additional debt or equity financing on favorable terms, if at all, which could impair our growth and adversely impact our existing operations.

To the extent that we raise additional capital through the sale of equity or convertible debt securities, stockholder ownership interest in the Company may be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect rights as a stockholder. Debt and equity financings, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as redeeming our shares of common stock, making investments, incurring additional debt, making capital expenditures or declaring dividends.

We maintain our cash at financial institutions, which at times, exceed federally insured limits.

The majority of our cash is held in accounts at U.S. banking institutions that we believe are of high quality. Cash held in non-interest-bearing and interest-bearing operating accounts may exceed the Federal Deposit Insurance Corporation insurance limits. If such banking institutions were to fail, we could lose all or a portion of those amounts held in excess of such insurance limitations.

Risks Relating to Our Cryptocurrency Mining Business

Our cryptocurrency mining business has a limited operating history. If we are not able to grow our operations as anticipated, we may not be able to generate material revenues or achieve profitability and you may lose your investment.

We have limited operating history in the cryptocurrency mining business and have only begun generating revenues in that business in late third quarter of 2022. Although we believe that our planned cryptocurrency mining business significant profit potential, we may not attain profitable operations and our management may not succeed in realizing our business objectives. If we are not able to develop our business as anticipated, we may not be able to generate material revenues or achieve profitability and you may lose your investment.

Our limited operating history in the cryptocurrency mining business makes evaluating our business and future prospects difficult and increases the risk of an investment in our securities.

We have limited operating history in the cryptocurrency mining business upon which an investor may evaluate our business, prospects, financial condition and operating results. It is difficult to predict our future revenues and appropriately budget for our expenses, and we have limited insight into trends that may emerge and affect our cryptocurrency mining business. Furthermore, we plan to focus our business on cryptocurrency, and specifically Bitcoin, mining, a new and developing field, which could further exacerbate the risks. In the event that actual results differ from our plans and expectations, our business, prospects, financial condition and operating results could be adversely affected.

Our operating results may fluctuate due to the highly volatile nature of cryptocurrencies in general and, specifically, Bitcoin.

The revenue from our cryptocurrency mining business is dependent on cryptocurrencies and, specifically, Bitcoin and the broader blockchain and Bitcoin mining ecosystem. Due to the highly volatile nature of the cryptocurrency markets and the prices of cryptocurrency assets, our operating results may fluctuate significantly from quarter to quarter in accordance with market sentiments and movements in the broader cryptocurrency ecosystem. Our operating results may fluctuate as a result of a variety of factors, many of which are unpredictable and in certain instances are outside of our control, including:

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

The impact of geopolitical and economic events on the demand for Bitcoin is uncertain.

Geopolitical crises may trigger large-scale purchases of Bitcoin, which could rapidly increase their prices. This may, however, also increase the likelihood of a subsequent price swing in the opposite direction as crisis-driven purchasing behavior dissipates, ultimately decreasing the value of Bitcoins or any other digital asset in our possession. Such risks are similar to the risks of purchasing commodities in generally uncertain times, such as the risk of purchasing, holding or selling gold.

Alternatively, global crises and economic downturns may discourage investment in Bitcoin and digital assets in general as investors shift their investments towards less volatile asset classes. Such events could have a material adverse effect on our business, prospects or operations and potentially the value of Bitcoin we mine or otherwise acquire or hold for our own account.

The value of Bitcoin has historically been subject to wide swings. Because we do not currently hedge our investment in Bitcoin and do not intend to for the foreseeable future, we are directly exposed to Bitcoin’s price volatility and surrounding risks.

While Bitcoin prices are determined primarily using data from various exchanges, over-the-counter markets and derivative platforms, they have historically been volatile and are impacted by a variety of factors. Such factors include, but are not limited to, the worldwide growth in the adoption and use of Bitcoins, the maintenance and development of the software protocol of the Bitcoin network, changes in consumer demographics and public tastes, fraudulent or illegitimate actors, real or perceived scarcity, and political, economic, regulatory or other conditions. Furthermore, pricing may be the result of, and may continue to result in, speculation regarding future appreciation in the value of Bitcoin, or our share price, making prices more volatile.

Currently, we do not use a formula or specific methodology to determine whether or when we will sell Bitcoin that we hold, or the number of Bitcoins we will sell. Rather, decisions to hold or sell Bitcoins are currently determined by management by analyzing forecasts and monitoring the market in real time. Such decisions, however well-informed, may result in untimely sales and even losses, adversely affecting an investment in us. At this time, we do not anticipate engaging in any hedging activities related to our holding of Bitcoin; this would expose us to substantial decreases in the price of Bitcoin.

The sale of our Bitcoins to pay for expenses at a time of low Bitcoin prices could adversely affect an investment in us.

We sell our Bitcoins to pay for operating expenses and growth on an as-needed basis. Consequently, we may sell our Bitcoins at a time when Bitcoin prices are low, which could adversely affect an investment in us. At this time, we do not engage in contractual or financial hedging activities related to our Bitcoin holdings to mitigate potential decreases in the price of Bitcoin. See the above risk factor entitled, “The value of Bitcoin has historically been subject to wide swings. Because we do not currently hedge our investment in Bitcoin and do not intend to for the foreseeable future, we are directly exposed to Bitcoin’s price volatility and surrounding risks."

Our mining costs may be in excess of our mining revenues, which could seriously harm our business and adversely impact an investment in us.

Mining operations are costly and our expenses may increase in the future. Increases in mining expenses may not be offset by corresponding increases in revenue (i.e. the value of Bitcoin mined). Our expenses may become greater than we anticipate, and our investments to make our business more cost-efficient may not succeed. Further, even if our expenses remain the same or decline, our revenues may not exceed our expenses to the extent the price of Bitcoin continues to decrease without a corresponding decrease in Bitcoin network difficulty. Increases in our costs without corresponding increases in our revenue would adversely affect our profitability and could seriously harm our business and an investment in us.

The development and acceptance of competing blockchain platforms or technologies may cause consumers to use alternative distributed ledgers or other alternatives.

The development and acceptance of competing blockchain platforms or technologies may cause consumers to abandon Bitcoin. As we exclusively mine, and expect to exclusively mine Bitcoin, we could face difficulty adapting to emergent digital ledgers, blockchains, or alternatives thereto. This could prevent us from realizing the anticipated profits from our investments. Such circumstances could have a material adverse effect on our business, prospects or operations and potentially the value of any Bitcoin we mine or otherwise acquire or hold for our own account and harm investors.

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

Our mining operations can only be successful and ultimately profitable if the costs associated with Bitcoin mining, including hardware costs, are lower than the price of Bitcoin itself. In the course of the normal operation of our cryptocurrency mining facilities, our miners and other critical equipment and materials related to data center construction and maintenance, such as containers, switch gears, transformers and cables, will experience ordinary wear and tear and may also face more significant malfunctions caused by a number of extraneous factors beyond our control. Declines in the condition of our miners and other hardware will require us, over time, to repair or replace those miners. Additionally, as the technology evolves, we may be required to acquire newer models of miners to remain competitive in the market. Any upgrading process may require substantial capital investment, and we may face challenges in doing so on a timely and cost-effective basis.

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

Bankruptcy of our hosting vendors, including the recent bankruptcy filing by Compute North and by Core, could lead to interruption of service and could adversely affect our business and results of operations.

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

In September 2022, Compute North filed for Chapter 11 in the U.S. Bankruptcy Court for the Southern District of Texas. As of December 31, 2022, Compute North’s facilities have not provided any power to our 2,690 miners, and our overall future hosting capacity with Compute North, pursuant to signed Order Forms, is for approximately 4,200 machines. The Company has filed a stipulation agreement with Compute North stating that our unsecured claim is approximately $1.3 million. We recorded a $1.0 million impairment charge on our deposit as of December 31, 2022. We moved the machines from Compute North to a storage location pending new hosting agreements. There can be no assurance that Compute North’s bankruptcy proceeds will not negatively impact the Company’s existing and planned mining operations.

Further, in December 2022, Core Scientific filed for Chapter 11 in the U.S. Bankruptcy Court for the Southern District of Texas. We cannot be certain that the bankruptcy proceedings initiated by Core will not negatively impact our existing and planned mining operations.

Because our miners are designed specifically to mine Bitcoin and may not be readily adaptable to mining other cryptocurrencies, a sustained decline in Bitcoin’s value could adversely affect our business and results of operations.

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

Bitcoin is subject to halving; the reward for successfully solving a block will halve several times in the future and its value may not adjust to compensate us for the reduction in the rewards we receive from our mining efforts.

Halving is a process designed to control the overall supply and reduce the risk of inflation in cryptocurrencies using a Proof-of-Work consensus algorithm. In an event referred to as Bitcoin “halving,” the Bitcoin reward for mining any block is cut in half. For example, the mining reward for Bitcoin declined from 12.5 to 6.25 Bitcoin on May 11, 2020. This process is scheduled to occur once every 210,000 blocks, or roughly four years, until the total amount of Bitcoin rewards issued reaches 21 million, which is expected to occur around 2140. Once 21 million Bitcoin are generated, the network will stop producing more. Currently, there are more than 19 million Bitcoin in circulation. While Bitcoin prices have had a history of price fluctuations around halving events, there is no guarantee that the price change will be favorable or would compensate for the reduction in mining reward. If a corresponding and proportionate increase in the price of Bitcoin does not follow these anticipated halving events, the revenue from our mining operations would decrease, and we may not have an adequate incentive to continue mining and may cease mining operations altogether, which may adversely affect an investment in us.

Furthermore, such reductions in Bitcoin rewards for uncovering blocks may result in a reduction in the aggregate hashrate of the Bitcoin network as the incentive for miners decreases. Miners ceasing operations would reduce the collective processing power on the network, which would adversely affect the confirmation process for transactions and make the Bitcoin network more vulnerable to malicious actors or botnets obtaining control in excess of 50 % of the processing power active on the blockchain. Such events may adversely affect our activities and an investment in us.

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

The open-source structure of the Bitcoin network protocol means that the contributors to the protocol are generally not directly compensated for their contributions in maintaining and developing the protocol. A failure to properly monitor and upgrade the protocol could damage the Bitcoin network and an investment in us.

As an open-source project, Bitcoin does not generate revenues for its contributors, and contributors are generally not compensated for maintaining and updating the Bitcoin network protocol. The lack of guaranteed financial incentives for contributors to maintain or develop the Bitcoin network and the lack of guaranteed resources to adequately address emerging issues with the Bitcoin network may reduce incentives to address the issues adequately or in a timely manner. To the extent that contributors may fail to adequately update and maintain the Bitcoin network protocol, it could have a material adverse effect on our business, prospects, or operations and potentially the value of any Bitcoin or other cryptocurrencies we mine or otherwise acquire or hold for our own account.

We may face risks of Internet disruptions, which could have an adverse effect on not only the price of Bitcoin but our ability to mine Bitcoin.

A disruption of the Internet may adversely affect the mining and use of cryptocurrencies, including Bitcoin. Generally, cryptocurrencies and our business of mining Bitcoin is dependent upon the Internet. A significant disruption in Internet connectivity could disrupt Bitcoin’s network operations until the disruption is resolved and have an adverse effect on the price of Bitcoin and our ability to mine Bitcoin.

Banks and financial institutions may not provide banking services, or may cut off services, to businesses that engage in cryptocurrency-related activities.

A number of companies that engage in Bitcoin and/or other cryptocurrency-related activities have been unable to find banks or financial institutions that are willing to provide them with bank accounts and other services. Similarly, a number of companies and individuals or businesses associated with cryptocurrencies may have had and may continue to have their existing bank accounts closed or services discontinued with financial institutions. To the extent that such events may happen to us, they could have a material adverse effect on our business, prospects or operations and potentially the value of any Bitcoin or other cryptocurrencies we mine or otherwise acquire or hold for our own account.

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

Bitcoins we mine or hold for our own account may be subject to loss, theft or restriction on access.

There is a risk that some or all of our Bitcoins could be lost or stolen. Bitcoins are stored in and accessed by cryptocurrency sites commonly referred to as “wallets.” A hot wallet refers to any cryptocurrency wallet that is connected to the Internet. Generally, hot wallets are easier to set up and access than wallets in cold storage, but they are also more susceptible to hackers and other technical vulnerabilities. Cold storage refers to any cryptocurrency wallet that is not connected to the Internet. Cold storage is generally more secure than hot storage, but is not ideal for quick or regular transactions. When we keep our Bitcoin in cold storage, we may experience lag time in our ability to respond to market fluctuations in the price of our cryptocurrency assets.

We currently mine Bitcoin by contributing to and benefiting from our pools’ processing power. Our share of Bitcoins mined from our pools are initially received by us in wallets we control, which are maintained by Gemini, a U.S. based digital assets exchange. We currently sell the majority of the Bitcoin we mine and utilize hot wallets to hold this Bitcoin immediately prior to selling for working capital purposes. We hold any remainder of our Bitcoin in cold storage. Bitcoins we mine or hold for our own account may be subject to loss, theft or restriction on access. Hackers or malicious actors may launch attacks to steal, compromise or secure Bitcoins, such as by attacking the Bitcoin network source code, exchange miners, third-party platforms (including Gemini), cold and hot storage locations or software, or by other means. We may be in control and possession of substantial holdings of Bitcoin, and as we increase in size, we may become a more appealing target of hackers, malware, cyber-attacks or other security threats. Any of these events may adversely affect our operations and, consequently, our investments and profitability.

If a malicious actor or botnet obtains control of more than 50% of the processing power on the bitcoin network, or if significant contributors propose amendments to the bitcoin network’s protocols and software that are accepted, such actor, botnet, or contributor could manipulate or alter the network to adversely affect us, which would adversely affect an investment in us.

If a malicious actor or botnet, a collection of computers controlled by networked software coordinating the actions of the computers, obtains over 50% of the processing power dedicated to mining Bitcoin, such actor may be able to construct fraudulent blocks or prevent certain transactions from completing in a timely manner, or at all. The malicious actor or botnet could control, exclude or modify the order of transactions, though it could not generate new units or transactions using such control. The malicious actor could also “double-spend,” or spend the same Bitcoin in more than one transaction, or it could prevent transactions from being validated. In certain instances, reversing any fraudulent or malicious changes made to the Bitcoin blockchain may not be possible.

Although there are no known reports of malicious activity or control of blockchains achieved through controlling over 50% of the processing power on the Bitcoin network, it is believed that certain mining pools may have exceeded, and could exceed, the 50% threshold on the Bitcoin network. This possibility creates a greater risk that a single mining pool could exert authority over the validation of Bitcoin transactions. To the extent that the Bitcoin ecosystem, and the administrators of mining pools, do not have adequate controls and responses in place, the risk of a malicious actor obtaining control of the processing power may increase. If such an event were to occur, it could have a material adverse effect on our business, prospects or operations and potentially the value of any Bitcoin we mine or otherwise acquire or hold for our own account and harm investors.

Further, significant contributors to the bitcoin network could propose amendments to the network’s protocols and software that, if accepted and authorized by the network, could adversely affect an investment in us. For example, a small group of individuals contribute to the Bitcoin Core project on GitHub.com. This group of contributors is currently led by Wladimir J. van der Laan, the current lead “maintainer.” These individuals can propose refinements or improvements to the bitcoin network’s source code through one or more software upgrades that alter the protocols and software that govern the bitcoin network and the properties of bitcoin, including the irreversibility of transactions and limitations on the mining of new bitcoin. Proposals for upgrades and discussions relating thereto take place on online forums. For example, there is an ongoing debate regarding altering the blockchain by increasing the size of blocks to accommodate a larger volume of transactions. Although some proponents support an increase, other market participants oppose an increase to the block size as it may deter miners from confirming transactions and concentrate power into a smaller group of miners. To the extent that a significant majority of the users and miners on the bitcoin network install such software upgrade(s), the bitcoin network would be subject to new protocols and software that may adversely affect an investment in us. In the event a developer or group of developers proposes a modification to the bitcoin network that is not accepted by a majority of miners and users, but that is nonetheless accepted by a substantial plurality of miners and users, two or more competing and incompatible blockchain implementations could result. This is known as a “hard fork.” In such a case, the “hard fork” in the blockchain could materially and adversely affect the perceived value of digital assets as reflected on one or both incompatible blockchains, which may adversely affect an investment in us.

The digital asset exchanges on which cryptocurrencies, including Bitcoin, trade are relatively new and largely unregulated, and thus may be exposed to fraud and failure. Such failures may result in a reduction in the price of Bitcoin and other cryptocurrencies and can adversely affect an investment in us.

Digital asset exchanges on which cryptocurrencies trade are relatively new and, in most cases, largely unregulated. Many digital exchanges do not provide the public with significant information regarding their ownership structure, management teams, corporate practices or regulatory compliance. As a result, the marketplace may lose confidence in, or may experience problems relating to, cryptocurrency exchanges, including prominent exchanges handling a significant portion of the volume of digital asset trading.

For example, in the first half of 2022, each of Celsius Network, Voyager Digital Ltd., and Three Arrows Capital declared bankruptcy, resulting in a loss of confidence in participants of the digital asset ecosystem and negative publicity surrounding digital assets more broadly. In November 2022, FTX, the third largest digital asset exchange by volume at the time, halted customer withdrawals and shortly thereafter, FTX and its subsidiaries filed for bankruptcy. The cryptocurrency lender Genesis Global Holdco also filed for bankruptcy protection in January 2023.

In response to these events, the digital asset markets, including the market for Bitcoin specifically, have experienced extreme price volatility and several other entities in the digital asset industry have been, and may continue to be, negatively affected, further undermining confidence in the digital assets markets and in Bitcoin. These events have also negatively impacted the liquidity of the digital assets markets as certain entities affiliated with FTX engaged in significant trading activity. If the liquidity of the digital assets markets continues to be negatively impacted by these events, digital asset prices (including the price of Bitcoin) may continue to experience significant volatility and confidence in the digital asset markets may be further undermined. These events are continuing to develop and it is not possible to predict at this time all of the risks that they may pose to us, our service providers or on the digital asset industry as a whole.

A perceived lack of stability in the digital asset exchange market and the closure or temporary shutdown of digital asset exchanges due to business failure, hackers or malware, government-mandated regulation, or fraud, may reduce confidence in digital asset networks and result in greater volatility in cryptocurrency values. These potential consequences of a digital asset exchange’s failure could adversely affect an investment in us.

We may not have adequate sources of recovery if our digital assets are lost, stolen or destroyed.

We rely on Gemini to facilitate the custody of a portion of our Bitcoin holdings. If our Bitcoins are lost, stolen or destroyed under circumstances rendering a party, including Gemini, liable to us, the responsible party may not have the financial resources sufficient to satisfy our claim. For example, as to a particular event of loss, the only source of recovery for us might be limited, to the extent identifiable, to other responsible third parties (e.g., a thief or terrorist), any of which may not have the financial resources (including liability insurance coverage) to satisfy a valid claim of ours.

Incorrect or fraudulent Bitcoin transactions may be irreversible.

Bitcoin transactions are irreversible and stolen or incorrectly transferred Bitcoins may thus be irretrievable. While we exchange our Bitcoins directly for U.S. dollars on Gemini and do not presently use, or expect to use, our Bitcoins for any other transactions other than limited payroll related payments, any incorrectly executed or fraudulent Bitcoin transactions may still adversely affect our investments and assets.

The limited rights of legal recourse available to us expose us and our investors to the risk of loss of our Bitcoins for which no person is liable.

At this time, there is no specifically enumerated U.S. or foreign governmental, regulatory, investigative or prosecutorial authority or mechanism through which to bring an action or complaint regarding missing or stolen cryptocurrency; though law enforcement agencies like the FBI have recovered stolen Bitcoin, that recovery has required significant amounts of time. To the extent that we are unable to recover our losses from such action, error or theft, such events could have a material adverse effect on our business, prospects or operations of and potentially the value of any Bitcoin we mine or otherwise acquire or hold for our own account.

Potential that, in the event of a bankruptcy filing by a custodian, Bitcoin held in custody could be determined to be property of a bankruptcy estate and we could be considered a general unsecured creditor thereof.

The treatment of Bitcoins held by custodians that file for bankruptcy protection is uncharted territory in U.S. Bankruptcy law. We cannot say with certainty whether Bitcoin held in custody by a bankrupt custodian would be treated as property of a bankruptcy estate and, accordingly, whether the owner of that Bitcoin would be treated as a general unsecured creditor.

Demand for Bitcoin is driven, in part, by its status as a prominent and secure cryptocurrency. It is possible that a cryptocurrency other than Bitcoin could have features that make it more desirable to a material portion of the digital asset user base, resulting in a reduction in demand for Bitcoins.

Bitcoin holds a “first-to-market” advantage over other cryptocurrencies. This first-to-market advantage is driven in large part by having the largest user base and, more importantly, the largest combined mining power in use. Nonetheless, another form of cryptocurrency could become materially popular due to either a perceived or exposed shortcoming of the Bitcoin network or a perceived advantage of another form of digital currency. If another form of digital currency obtains significant market share, this could reduce the interest in, and value of, Bitcoin and the profitability of our Bitcoin operations.

If we fail to grow our hashrate, we may be unable to compete, and our results of operations could suffer.

Generally, a Bitcoin miner’s chance of solving a block on the Bitcoin blockchain and earning a Bitcoin reward is a function of the miner’s hashrate (i.e., the amount of computing power devoted to supporting the Bitcoin blockchain), relative to the global network hashrate. As demand for Bitcoin has increased, the global network hashrate has increased, and to the extent more adoption of Bitcoin occurs, we would expect the demand for Bitcoin would increase, drawing more mining companies into the industry and further increasing the global network hashrate. As new and more powerful miners are deployed, the global network hashrate will continue to increase, meaning a miner’s percentage of the total daily rewards will decline unless it deploys additional hashrate at pace with the growth of global hashrate. Accordingly, to compete in this highly competitive industry, we believe we will need to continue to acquire new miners, both to replace those lost to ordinary wear-and-tear and other damage, and to increase our hashrate to keep up with a growing global network hashrate.

We plan to grow our hashrate, in part, by acquiring newer, more effective, and energy-efficient miners. These new miners are highly specialized servers that are very difficult to produce at scale. As a result, there are limited producers capable of producing large numbers of sufficiently effective miners. The cost of these miners is directly correlated to Bitcoin prices and the profitability of Bitcoin mining. Demand for new miners increased in response to increased Bitcoin prices in 2021 followed by a decrease in demand due to falling Bitcoin prices in 2022. We observed the price of these new miners followed changes in demand, resulting in elevated machine prices when Bitcoin mining economics are high and significantly lower prices when these economics are strained. As a result, positive Bitcoin economics may negatively impact our future equipment costs and the increase the competition to secure mining equipment. If we can’t acquire sufficient numbers of new miners or access sufficient capital to fund our acquisitions, our results of operations and financial condition may be adversely affected, which could adversely affect investments in our securities.

We will likely need to raise additional capital to fund our cryptocurrency mining business and purchase related equipment, and such capital may not be available on terms acceptable to us, or at all.

We have entered into agreements under which we have agreed to purchase a substantial number of cryptocurrency mining machines, and we will have escalating operating expenses associating with growing our planned cryptocurrency mining business. Accordingly, we will likely require additional capital to fund our additional equipment purchases and to respond to technological advancements, competitive dynamics or technologies, customer demands, business opportunities, challenges, or unforeseen circumstances. Accordingly, we will likely need to engage in equity or debt financings or enter into credit facilities for the above-mentioned or other reasons. We may not be able to timely secure additional debt or equity financing on favorable terms, or at all. If we raise additional funds through equity financing, our existing stockholders could experience significant dilution.

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

As part of the build out of our cryptocurrency mining operations, we have engaged several companies to host our machines at various cryptocurrency mining facilities (or sites). Actually securing these sites on terms acceptable to our management team may not occur within our timing expectations or at all. Although we have entered into agreements with Core and Phoenix to provide hosting services, our inability to secure sites for our Bitcoin miners could adversely impact the anticipated timing of our buildout phase and therefore the time by which we are able to expand our operations.

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

Risks Related to Governmental Regulation and Enforcement Operations

If regulatory changes or interpretations of our activities require our registration as a money services business (an “MSB”) under the regulations promulgated by the Financial Crimes Enforcement Network (“FinCEN”) under the authority of the U.S. Bank Secrecy Act (the “BSA”), or otherwise under state laws, we may incur significant compliance costs, which could be substantial or cost-prohibitive. If we become subject to these regulations, our costs in complying with them may have a material adverse effect on our business and the results of our operations.

To the extent our Bitcoin mining activities cause us to be deemed an MSB under the regulations promulgated by FinCEN under the authority of the BSA, we may be required to comply with FinCEN regulations, including those that would mandate us to implement anti-money laundering programs, make certain reports to FinCEN and maintain certain records.

To the extent that our cryptocurrency activities cause us to be deemed a “money transmitter” (an “MT”) or be given an equivalent designation, under state law in any state in which we operate, we may be required to seek a license or otherwise register with a state regulator and comply with state regulations that may include the implementation of anti-money laundering programs, maintenance of certain records and other operational requirements. Currently, the New York State Department of Financial Services maintains a comprehensive “BitLicense” framework for businesses that conduct “virtual currency business activity.” In July 2020, Louisiana enacted the Virtual Currency Businesses Act, becoming the second state after New York to enact a stand-alone virtual currency law. We will continue to monitor for developments in state-level legislation, guidance or regulations applicable to us.

Such additional federal or state regulatory obligations in the United States or obligations that could arise under the regulatory frameworks of other countries may cause us to incur significant expenses, possibly affecting its business and financial condition in a material and adverse manner. Furthermore, we and our service providers may not be capable of complying with certain federal or state regulatory obligations applicable to MSBs and MTs or similar obligations in other countries. If we are deemed to be subject to such additional regulatory and registration or licensing requirements, we may be required to substantially alter our Bitcoin mining activities and possibly cease engaging in such activities. Any such action may adversely affect our business operations and financial condition and an investment in our company.

Current regulation regarding the exchange of Bitcoins under the CEA by the CFTC is unclear; to the extent we become subject to regulation by the CFTC in connection with our exchange of Bitcoin, we may incur additional compliance costs, which may be significant.

The Commodity Exchange Act, as amended (the “CEA”), does not currently impose any direct obligations on us related to the mining or exchange of Bitcoins. Generally, the Commodity Futures Trading Commission (“CFTC”), the federal agency that administers the CEA, regards Bitcoin and other cryptocurrencies as commodities. This position has been supported by decisions of federal courts.

However, the CEA imposes requirements relative to certain transactions involving Bitcoin and other digital assets that constitute a contract of sale of a commodity for future delivery (or an option on such a contract), a swap, or a transaction involving margin, financing or leverage that does not result in actual delivery of the commodity within 28 days to persons not defined as “eligible contract participants” or “eligible commercial entities” under the CEA (e.g., retail persons). Changes in the CEA or the regulations promulgated by the CFTC thereunder, as well as interpretations thereof and official promulgations by the CFTC, may impact the classification of Bitcoins and, therefore, may subject them to additional regulatory oversight by the agency. Although to date the CFTC has not enacted regulations governing non-derivative or non-financed, margined or leveraged transactions in Bitcoin, it has authority to commence enforcement actions against persons who violate certain prohibitions under the CEA related to transactions in any contract of sale of any commodity, including Bitcoin, in interstate commerce (e.g., manipulation and engaging in certain deceptive practices).

We cannot be certain as to how future regulatory developments will impact the treatment of Bitcoins under the law. Any requirements imposed by the CFTC related to our mining activities or our transactions in Bitcoin could cause us to incur additional extraordinary, non-recurring expenses, thereby materially and adversely impacting an investment in the Company. In addition, changes in the classification of Bitcoins could subject us, as a result of our Bitcoin mining operations, to additional regulatory oversight by the agency. Although to date the CFTC has not enacted regulations governing non-derivative or non-financed, margined or leveraged transactions in Bitcoin, it has authority to commence enforcement actions against persons who violate certain prohibitions under the CEA related to transactions in any contract of sale of any commodity, including Bitcoin, in interstate commerce (e.g., manipulation and engaging in certain deceptive practices).

Moreover, if our mining activities or transactions in Bitcoin were deemed by the CFTC to constitute a collective investment in derivatives for our shareholders, we may be required to register as a commodity pool operator with the CFTC through the National Futures Association. Such additional registrations may result in extraordinary, non-recurring expenses, thereby materially and adversely impacting an investment in the Company. If we determine not to comply with such additional regulatory and registration requirements, we may seek to cease certain of our operations. Any such action may adversely affect an investment in the Company.

While no provision of the CEA, or CFTC rules, orders or rulings (except as noted herein) appears to be currently applicable to our business, this is subject to change.

If the SEC or another regulatory body considers Bitcoin to be a security under U.S. securities laws, we may be required to comply with significant SEC registration and/or other requirements.

In general, novel or unique assets such as Bitcoin and other digital assets may be classified as securities if they meet the definition of investment contracts under U.S. law. In recent years, the offer and sale of digital assets other than Bitcoin, most notably Kik Interactive Inc.’s Kin tokens and Telegram Group Inc.’s TON tokens, have been deemed to be investment contracts by the SEC. The SEC has also sued Genesis Global Capital LLC and Gemini Trust Company LLC over their crypto-lending program that allegedly violated investor-protection laws. While we believe that Bitcoin is unlikely to be considered an investment contract, and thus a security under the investment contract definition, we cannot provide any assurances that digital assets that we mine or otherwise acquire or hold for our own account, including Bitcoin, will never be classified as securities under U.S. law. This would obligate us to comply with registration and other requirements by the SEC and, therefore, cause us to incur significant, non-recurring expenses, thereby materially and adversely impacting an investment in the Company.

It may be illegal now, or in the future, to mine, acquire, own, hold, sell or use Bitcoin or other cryptocurrencies, participate in blockchains or utilize similar cryptocurrency assets in one or more countries, the ruling of which could adversely affect us.

Although currently cryptocurrencies generally are not regulated or are lightly regulated in most countries, several countries, such as China, India and Russia, may continue taking regulatory actions in the future that could severely restrict the right to mine, acquire, own, hold, sell or use these cryptocurrency assets or to exchange for local currency. For example, in China and Russia (India is currently proposing new legislation), it is illegal to accept payment in Bitcoin and other cryptocurrencies for consumer transactions and banking institutions are barred from accepting deposits of cryptocurrencies. In addition, in March 2021, the governmental authorities for the Chinese province of Inner Mongolia banned Bitcoin mining in the province due to the industry’s intense electrical power demands and its negative environmental impacts. If other countries, including the U.S., implement similar restrictions, such restrictions may adversely affect us. For example, in New York State, a moratorium on certain Bitcoin mining operations that run on carbon-based power sources was signed into law on November 22, 2022. Such circumstances could have a material adverse effect on us, which could have a material adverse effect on our business, prospects or operations and potentially the value of any Bitcoin or other cryptocurrencies we mine or otherwise acquire or hold for our own account, and thus harm investors.

Changing environmental regulation and public energy policy may expose our business to new risks.

Our Bitcoin mining operations require a substantial amount of power and can only be successful, and ultimately profitable, if the costs we incur, including for electricity, are lower than the revenue we generate from our operations. As a result, any mine we establish can only be successful if we can obtain sufficient electrical power for that mine on a cost-effective basis, and our establishment of new mines requires us to find locations where that is the case. For instance, our plans and strategic initiatives for expansion are based, in part, on our understanding of current environmental and energy regulations, policies, and initiatives enacted by federal, New York State and Georgia State regulators. If new regulations are imposed, or if existing regulations are modified, the assumptions we made underlying our plans and strategic initiatives may be inaccurate, and we may incur additional costs to adapt our planned business, if we are able to adapt at all, to such regulations.

In addition, there continues to be a lack of consistent climate legislation, which creates economic and regulatory uncertainty for our business because the Bitcoin mining industry, with its high energy demand, may become a target for future environmental and energy regulation. New legislation and increased regulation regarding climate change could impose significant costs on us and our suppliers, including costs related to increased energy requirements, capital equipment, environmental monitoring and reporting, and other costs to comply with such regulations. Further, any future climate change regulations could also negatively impact our ability to compete with companies situated in areas not subject to such limitations. For example, the recently passed legislation in the state of New York imposing a moratorium on certain Bitcoin mining operations that run carbon-based power.

Given the political significance and uncertainty around the impact of climate change and how it should be addressed, we cannot predict how legislation and regulation will affect our financial condition and results of operations. Further, even without such regulation, increased awareness and any adverse publicity in the global marketplace about potential impacts on climate change by us or other companies in our industry could harm our reputation. Any of the foregoing could result in a material adverse effect on our business and financial condition.

Future developments regarding the treatment of digital assets for U.S. federal income and applicable state, local and non-U.S. tax purposes could adversely impact our business.

Due to the new and evolving nature of digital assets and the absence of comprehensive legal guidance with respect to digital assets and related transactions, many significant aspects of the U.S. federal income and applicable state, local and non-U.S. tax treatment of transactions involving digital assets, such as the purchase and sale of Bitcoin and the receipt of staking rewards and other digital asset incentives and rewards products, are uncertain, and it is unclear what guidance may be issued in the future with respect to the tax treatment of digital assets and related transactions.

Current IRS guidance indicates that for U.S. federal income tax purposes digital assets such as Bitcoins should be treated and taxed as property, and that transactions involving the payment of Bitcoins for goods and services should be treated in effect as barter transactions. The IRS has also released guidance to the effect that, under certain circumstances, hard forks of digital currencies are taxable events giving rise to taxable income and guidance with respect to the determination of the tax basis of digital currency. However, current IRS guidance does not address other significant aspects of the U.S. federal income tax treatment of digital assets and related transactions. Moreover, although current IRS guidance addresses the treatment of certain forks, there continues to be uncertainty with respect to the timing and amount of income inclusions for various crypto asset transactions, including, but not limited to, staking rewards and other crypto asset incentives and rewards products. While current IRS guidance creates a potential tax reporting requirement for any circumstance where the ownership of a Bitcoin passes from one person to another, it preserves the right to apply capital gains treatment to those transactions, which is generally favorable for investors in Bitcoin.

There can be no assurance that the IRS will not alter its existing position with respect to digital assets in the future or that other state, local and non-U.S. taxing authorities or courts will follow the approach of the IRS with respect to the treatment of digital assets such as Bitcoins for income tax and sales tax purposes. Any such alteration of existing guidance or issuance of new or different guidance may have negative consequences including the imposition of a greater tax burden on investors in Bitcoin or imposing a greater cost on the acquisition and disposition of Bitcoin, generally; in either case potentially having a negative effect on the trading price of Bitcoin or otherwise negatively impacting our business. In addition, future technological and operational developments that may arise with respect to digital currencies may increase the uncertainty with respect to the treatment of digital currencies for U.S. federal income and applicable state, local and non-U.S. tax purposes.

Our interactions with the Bitcoin network may expose us to SDN or blocked persons or cause us to violate provisions of law that did not contemplate distributed ledger technology.

The Office of Financial Assets Control (“OFAC”) of the US Department of Treasury requires us to comply with its sanction program and not conduct business with persons named on its specially designated nationals (“SDN”) list. However, because of the pseudonymous nature of blockchain transactions, we may inadvertently and without our knowledge engage in transactions with persons named on OFAC’s SDN list. We also may not be adequately capable of determining the ultimate identity of the persons with whom we transact.

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

As of December 31, 2022, BLGAL was responsible for servicing over 98% of our Accounts. Our revenues and profitability could be materially affected if:

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

Our primary business relates to revenues from Accounts purchased by us, which are all based in Florida, and our primary source of revenue consists of payments made by condominium and home-owners to satisfy the liens against their condominiums and homes. As of December 31, 2022 and December 31, 2021, Florida represented 100% of our Accounts. An economic recession, adverse market conditions in Florida, and/or significant property damage caused by hurricanes, tornadoes or other inclement weather could adversely affect the ability of these condominium and home owners to satisfy the liens against their condominiums and homes, which could, in turn, have a material adverse effect on our financial condition and results of operations.

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

Risks Relating to Our Securities

Our common shares could be delisted from the Nasdaq Capital Market.

Nasdaq’s listing standards provide that a company may be delisted if the bid price of its stock drops below $1.00 for a period of 30 consecutive business days. On December 13, 2022, we received a Notification Letter from the Nasdaq Listing Qualifications Department notifying the Company that it was not in compliance with the minimum bid price requirements set forth in NASDAQ Listing Rule 5550(a)(2) for continued listing on the Nasdaq Capital Market, due to the bid price of the Company’s common stock closing below the minimum $1 per share for the thirty (30) consecutive business days prior to the date of the Notification Letter. In accordance with listing rules, the Company was afforded 180 days, or until June 11, 2023, to regain compliance. If during this 180-day compliance period the closing bid price of the Company’s common stock is at least $1.00 per share for a minimum of ten consecutive business days, then Nasdaq will provide the Company with written confirmation of compliance and the matter will be closed. If compliance cannot be demonstrated by June 11, 2023, the Company may be eligible for additional time.

The Company regained compliance on March 1, 2023, upon receipt of written notification from Nasdaq confirming that the Company’s common stock had a closing price of $1.00 per share or greater for the last ten consecutive business days, from February 14, 2023 to February 28, 2023, and that, as a result, the Company has regained compliance with the Bid Price Requirement and that the matter is now closed.

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

Sales of a substantial number of shares of our common stock in the public market could cause a decrease in the market price of our common stock. We had authorized 350,000,000 shares of common stock and 150,000,000 shares of preferred stock as of December 31, 2022.

We had 13,017,943 shares of common stock issued and outstanding as of December 31, 2022. In addition, pursuant to our 2021 Omnibus Incentive Plan, options to purchase 1,121,262 shares of our common stock were outstanding as of December 31, 2022, of which 182,660 options were exercisable. There were 7,677,441 warrants outstanding and exercisable as of December 31, 2022 that allowed for the issuance of 7,677,441 shares of common stock, respectively.

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

We cannot assure you that securities analysts will continue to cover our company. As of December 31, 2022, we have one analyst covering our company. If securities analysts do not cover our company, this lack of coverage may adversely affect the trading price of our securities. In the event that securities analysts begin to cover our company, the trading market for our securities will rely in part on the research and reports that such securities analysts publish about us and our business. If one or more of the analysts who cover our company downgrades our securities, the trading price of our securities may decline. If one or more of these analysts then ceases to cover our company, we could lose visibility in the market, which, in turn, could also cause the trading price of our securities to decline. Further, because of our small market capitalization, it may be difficult for us to attract securities analysts to cover our company, which could significantly and adversely affect the trading price of our securities.

We have the right to designate and issue additional shares of preferred stock. If we were to designate and/or issue additional preferred stock, it is likely to have rights, preferences and privileges that may adversely affect the common stock.

We are authorized to issue 150,000,000 shares of blank-check Preferred Stock, with such rights, preferences and privileges as may be determined from time to time by our Board of Directors. Our Board of Directors is empowered, without stockholder approval, to issue Preferred Stock in one or more series, and to fix for any series the dividend rights, dissolution or liquidation preferences, redemption prices, conversion rights, voting rights, and other rights, preferences and privileges for the Preferred Stock.

The issuance of shares of Preferred Stock, depending on the rights, preferences and privileges attributable to the Preferred Stock, could reduce the voting rights and powers of the common stock and the portion of our assets allocated for distribution to common stockholders in a liquidation event, and could also result in dilution in the book value per share of the common stock. The preferred stock could also be utilized, under certain circumstances, as a method for raising additional capital or discouraging, delaying or preventing a change in control of the Company, to the detriment of the investors in the common stock offered hereby. We cannot assure that we will not, under certain circumstances, issue shares of our Preferred Stock.

We qualify as a smaller reporting company, and, under the smaller reporting company rules, we are subject to scaled disclosure requirements that may make it more challenging for investors to analyze our results of operations and financial prospects.

Currently, we qualify as a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act. We have elected to provide disclosure under the smaller reporting company rules and, therefore, are subject to decreased disclosure obligations in our filings with the SEC, including being required to provide only two years of audited financial statements in our annual reports. Consequently, it may be more challenging for investors to analyze our results of operations and financial prospects.

A threatened direct and derivative claim by one of our stockholders against the Company and our officers and directors could have material adverse effects on our business, financial condition, and results of operations.

On November 17, 2021, legal counsel to a purported stockholder of the Company threatened to file a direct and derivative complaint alleging breaches of fiduciary duty by the Company’s officers and directors, primarily with respect to (i) the Amended and Restated Employment Agreements entered into by the Company with each of Mr. Rodgers and Mr. Russell in October 2022; (ii) the approval of actions taken at our 2022 annual meeting of stockholders in December 2022; (iii) payments made to Business Law Group, P.A. in exchange for services provided pursuant to the Services Agreement between the Company and Business Law Group; and (iv) strategic advisory agreements entered into by us in connection with our planned cryptocurrency mining business.

Our board of directors evaluated the matters raised by the purported stockholder and his legal counsel. The Company agreed to a settlement which required, among other things, payment of legal fees to the stockholder’s counsel and the addition of a new independent board member. Any such claims brought in the future could have a material adverse effect on our business, financial condition, and results of operations.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our executive and administrative offices are located in Tampa, Florida, where we lease approximately 5,600 square feet of general office space for approximately $8,900 per month, plus utilities. The lease began on July 15, 2019 and, as extended, expires on July 31, 2025.

Item 3. Legal Proceedings.

We are not currently a party to material litigation proceedings, and we are not subject to any known material threatened legal proceedings other than described under Note 10 of our Consolidated Financial Statements included herein under the caption “Legal Proceedings.” In addition to the foregoing, we periodically become a party to litigation in the ordinary course of business, including either the prosecution or defense of claims arising from contracts by and between us and client Associations. Regardless of the outcome, litigation can have an adverse impact on us because of prosecution, defense, and settlement costs, diversion of management resources and other factors.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is quoted on the Nasdaq Capital Market under the symbol “LMFA”. On December 31, 2022 there were 5 holders of record of our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

See “Equity Compensation Plan Information” in Part III, Item 12 of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer

None.

Item 6. [Reserved]

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

We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Important factors which could materially affect our results and our future performance include, without limitation, the following risks, as well as other factors set forth under “Risk Factors” in this report.

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

Overview

LM Funding America, Inc. (“we”, “our”, “LMFA”, or the “Company”) currently has two lines of business: our recently commenced cryptocurrency mining business and our historical specialty finance business.

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

With respect to our specialty finance business, the Company has historically engaged in the business of providing funding to nonprofit community associations primarily located in the state of Florida. We offer incorporated nonprofit community associations, which we refer to as “Associations,” a variety of financial products customized to each Association’s financial needs. Our original product offering consists of providing funding to Associations by purchasing their rights under delinquent accounts that are selected by the Associations arising from unpaid Association assessments. Historically, we provided funding against such delinquent accounts, which we refer to as “Accounts,” in exchange for a portion of the proceeds collected by the Associations from the account debtors on the Accounts. In addition to our original product offering, we also purchase Accounts on varying terms tailored to suit each Association’s financial needs, including under our New Neighbor Guaranty™ program. corporate history.

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

The extent to which COVID-19 impacts our operations, or our ability to obtain financing should we require it, will depend on future developments which are uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions taken by governments and private businesses to contain COVID-19 to treat its impact, among others. If the disruptions posed by COVID-19 continue for an extended period of time, financial markets may not be available to the Company for raising capital in order to fund future growth. Should the Company not be able to obtain financing when required, in the amounts necessary or under terms which are economically feasible, we may be required to reduce planned future growth and/or the scope of our operations. In addition, if there is another significant outbreak, it could impact the manufacture and supply to the Company of Bitcoin mining machines.

Corporate History

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

The Company organized two new subsidiaries in 2020: LMFA Financing LLC, a Florida limited liability company, on November 21, 2020, and LMFAO Sponsor LLC, a Florida limited liability company, on October 29, 2020. LMFAO Sponsor LLC organized a subsidiary, LMF Acquisition Opportunities Inc., on October 29, 2020. LM Funding America Inc. organized a subsidiary, US Digital Mining and Hosting Co., LLC. (and 100% subsidiaries), on September 10, 2021. USDM has created various 100% owned subsidiaries to engage in business in various states. The Company also from time to time organizes other subsidiaries to serve a specific purpose or hold a specific asset.

Results of Operations

The Year Ended December 31, 2022 compared with the Year Ended December 31, 2021

Revenues

During the year ended December 31, 2022, total revenues increased by approximately $0.8 million, or 92.9%, to approximately $1.7 million from approximately $0.9 million in the year ended December 31, 2021.

Digital mining revenues increased to approximately $0.9 million for the year ended December 31, 2022 from nil for the year ended December 31, 2021, due to the commencement of our digital mining operations in late September 2022.

Interest on delinquent association fees for the year ended December 31, 2022 was approximately $359 thousand which represents a decrease of 23.9% as compared to the approximately $472 thousand generated in the year ended December 31, 2021 due to a decrease in the number of units collected offset in part by an increase in the average revenue collected per unit.

Underwriting and origination fees decreased by approximately $24 thousand or 19.6% due to a reduction in units submitted for collection.

Rental revenue (which includes sales of units) for the year ended December 31, 2022 was approximately $162 thousand as compared to approximately $142 thousand for the year ended December 31, 2021 due to higher average rental revenue per unit. There were 11 rental units in the portfolio as of December 31, 2022 and December 31, 2021.

Operating Costs and Expenses

During the year ended December 31, 2022, operating costs and expenses increased by approximately $17.1 million, or 183%, to approximately $26.4 million from approximately $9.3 million for the year ended December 31, 2021. The net increase in operating expenses can be attributed primarily to the approximately $13.2 million increase in staff costs and payroll, which includes a non-cash expense increase of approximately $14.2 million related to the issuance of stock options to management, and board members ($5.3 million of the increase is associated with the cancellation of options for the CEO and CFO), offset in part by a decrease in payroll of approximately $2.2 million related to decreased bonuses.

The increase in depreciation and amortization expense of $0.5 million and digital mining cost of revenues of $1.0 million is related to the commencement of mining operations in late September 2022. The cost of mining includes the cost of hosting site and installation fees of approximately $0.2 million.

Professional fees (excluding fees paid pursuant to our service agreement with BLG and BLGAL), for the years ended December 31, 2022 and 2021 were approximately $2.4 million and $1.3 million, respectively. In the ordinary course of our specialty finance business, we are involved in numerous legal proceedings and expenses associated with acquisitions and corporate initiatives. We regularly initiate collection lawsuits, using our network of third party law firms, against debtors. In addition, debtors occasionally initiate litigation against us. Professional fees for the year ended December 31, 2022 included an expense of $0.3 million related to the settlement of a legal claim. See Note 10 Commitments and Contingencies for discussion of the claim. This also includes an increase of $0.7 million due to the amortization of prepaid annual consulting fees paid in 2021 for digital strategy consultant work performed in 2022.

Legal fees for BLG and BLGAL for the year ended December 31, 2022 were approximately $0.8 million compared to approximately $1.0 million for the year ended December 31, 2021. Legal fees for 2022 include a $150 thousand termination fee paid to BLG offset by a reduction in the service fee. See Note 12. Related Party Transactions for further discussion regarding the service agreements with BLG and BLGAL.

Further, the net increase in operating expenses was also caused in part by, a decrease of $0.2 million relating to the recoupment of bad debt allowance from a related party, a $1.1 million increase in Other operating costs as the result of a $0.9 million increase in non-cash stock expense for consultants, and a $0.2 million increase in selling, general and administrative expenses due in part to increased investor relations cost, higher state franchise fees and other fees.

Other Income and Loss

Realized loss on marketable securities - the Company recognized a $0.3 million realized loss on marketable securities for the year ended December 31, 2022 as compared to a $13.8 million gain for the year ended December 31, 2021. The prior year gain was primarily due to a $5.7 million gain on a transaction with Borqs in which the Company acquired debt of Borqs, converted the debt into Borqs common stock, and subsequently sold such shares at a gain, and an $8.5 million gain related to the exercise of Borqs warrants for common shares of Borqs which were subsequently sold.

Realized gain on convertible debt securities - the Company incurred a realized gain on convertible debt securities of $0.3 million for the year ended December 31, 2022 as compared to nil for the year ended December 31, 2021 due to the conversion of Borqs convertible debt securities to common stock.

Unrealized loss on convertible debt securities - the Company incurred an unrealized loss on convertible debt securities of nil for the year ended December 31, 2022 as compared to $0.4 million for the year ended December 31, 2021 due to the fair value adjustment of Borqs convertible debt securities.

Unrealized loss on marketable securities - the company incurred an unrealized loss on marketable securities of under $0.1 million for the year ended December 31, 2022 as compared to an unrealized loss on securities of $1.4 million for the year ended December 31, 2021, primarily related to the fair value adjustment of Borqs common stock.

Impairment loss on digital assets - during the year ended December 31, 2022, the Company purchased and received an aggregate of approximately 32 Bitcoin for approximately $1.0 million. During the year ended December 31, 2022, we recorded approximately $0.5 million of impairment losses on such digital assets as compared to an impairment loss of under $0.1 million for the year ended December 31, 2021.

Impairment loss on prepaid mining machine deposits - the Company incurred an impairment loss on prepaid mining machine deposits of $3.15 million for the year ended December 31, 2022 due to a $3.15 million impairment charge for deposits held by Uptime Armory arising from the non-performance of Uptime Armory under the Uptime Purchase Agreement.

Impairment loss on prepaid hosting deposits - the Company incurred an impairment loss on prepaid hosting deposits of $1.8 million for the year ended December 31, 2022 due to a $1.0 million impairment charge on the deposits held by Compute North, which is in bankruptcy, and a $0.8 million impairment charge for deposits held by Uptime Hosting arising from the non-performance of Uptime Hosting under the Uptime Purchase Agreement.

Credit loss on debt securities - The Company recognized credit loss expense on debt securities of approximately $1.1 million for the year ended December 31, 2022 as compared to nil for the year ended December 31, 2021 arising from establishing a loss allowance on the Symbiont debt security.

Unrealized gain (loss) on investment and equity securities - The Company recognized an unrealized gain on securities of approximately $4.4 million for the year ended December 31, 2022 as compared to an unrealized gain of approximately $0.9 million for the year ended December 31, 2021 from the revaluation of Seastar Medical Holding Corporation. (formerly LMAO’s) common stock and warrants. The change was driven primarily by the impact of LMAO’s merger with Seastar Medical Holding Corporation.

The Company recognized a $20 thousand and $503 thousand realized gain on the sale of digital assets for the years ended December 31, 2022 and 2021.

The Company recognized a non-recurring gain on the forgiveness of note payables of nil and $0.1 million for years ended December 31, 2022 and 2021.

Interest (Income) Expense, net

During the year ended December 31, 2022, net interest income was approximately $0.4 million as compared to $0.2 million of net interest expense for the year ended December 31, 2021. The increase is related to the investment in notes receivable.

Income Tax Expense

During the year ended December 31, 2022, the Company generated a $26.4 million net loss before income taxes. However, due to a change in estimate from the twelve months ended December 31, 2021 that resulted in a limitation on the use of its net operating loss carryforwards, the Company's income tax due was $1.4 million during the year ended December 31, 2022. The Company recognized net income tax expense of $1.4 million for the twelve months ended December 31, 2022 and $0.3 million for the twelve months ended December 31, 2021 .

Under ASC 740-10-30-5, Income Taxes, deferred tax assets should be reduced by a valuation allowance if, based on the weight of available evidence, it is more-likely-than-not (i.e., a likelihood of more than 50%) that some portion or all of the deferred tax assets will not be realized. The Company considers all positive and negative evidence available in determining the potential realization of deferred tax assets including, primarily, the recent history of taxable earnings or losses. Based on operating losses reported by the Company during 2022, 2020, 2019 and 2018, the Company concluded there was not sufficient positive evidence to overcome this recent operating history. As a result, the Company believes that a valuation allowance continues to be necessary based on the more-likely-than-not threshold noted above. The Company recorded a valuation allowance of approximately $8.5 million and $3.2 million for the year ended December 31, 2022 and 2021, respectively.

Net Income Attributable to Non-Controlling Interest

The Company owns 69.5% of LMFAO Sponsor LLC ("Sponsor"). As such, approximately $1.4 million and $0.2 million of the $4.4 million and $0.9 million net unrealized gain recognized by the Sponsor’s ownership of Seastar Medical Holding Corporation (formerly LMAO) is attributed to the Non-Controlling Interest for the years ended December 31, 2022 and 2021, respectively.

Net Loss Attributable to LM Funding America, Inc.

During the year ended December 31, 2022, the Company generated a net loss attributable to LM Funding America, Inc. of approximately $29.2 million as compared to net income attributable to LM Funding America, Inc. of approximately $4.8 million for the year ended December 31, 2021 for the reasons mentioned above.

LIQUIDITY AND CAPITAL RESOURCES

General

As of December 31, 2022, we had cash and cash equivalents of $4.2 million and digital assets of $0.9 million compared with $32.6 million of cash and cash equivalents and nil digital assets at December 31, 2021. The Company also had $4 thousand of marketable securities as of December 31, 2022 compared with $2.1 million at December 31, 2021. The decrease in cash is due primarily to the use of $17.9 million for the deposit for mining equipment purchases and hosting services and $3.8 million of loans to Seastar Medical Holding Corporation.

Recent Capital Raising Transactions

In October 2021, we raised approximately $31.5 million in net proceeds in a registered public offering by issuing 7.3 million shares of common stock and 7.5 million warrants to purchase shares of common stock. Holders of the warrants subsequently exercised such warrants for 140,500 shares of common stock for approximately $702 thousand.

Holders of our warrants issued in our public offering from 2020 exercised warrants for 2,330,536 shares for total consideration of approximately $9.5 million for the year ended December 31, 2021. No warrants were exercised during the year ended December 31, 2022.

Cash from Operations

Net cash used in operations was approximately $9.1 million during the year ended December 31, 2022 compared with net cash provided by operations of $2.7 million during the year ended December 31, 2021. This change was primarily driven by activity in 2021, which included a $5.7 million realized gain on securities relating to a specialty finance transaction between us and Borqs and a $8.5 million realized gain on securities from selling the Borqs warrants, offset in part by a $5 million investment in certain receivables of Borqs and a $3.7 million investment in marketable securities. During the year ended December 31, 2022, the Company paid $3.2 million as a deposit for hosting services compared to $0.8 million for the year ended December 31, 2021.

Cash from Investing Activities

Net cash used in investing activities was $18.9 million during the year ended December 31, 2022 as compared to net cash used in investing activities of $23.2 million during the year ended December 31, 2021. During the year ended December 31, 2022, the Company invested $14.7 million in deposits for mining equipment and $3.7 million in a notes receivable for Seastar Medical Holding Corporation. During the year ended December 31, 2021, the Company invested $5.7 million in LMF Acquisition Opportunities Inc (a special purpose acquisition corporation), a $1.4 million investment in digital assets, a $2.0 million investment in the Symbiont note receivable and $16.0 million of deposits for mining equipment.

Cash from Financing Activities

Net cash used in financing activities was $0.3 million during the year ended December 31, 2022 as compared to net cash provided by financing activities of $41.5 million for the year ended December 31, 2021. During the year ended December 31, 2021 the Company received $31.5 million from a public offering of common stock and warrants and $10.2 million from the exercise of warrants offset by $0.2 million of insurance loan repayments.

Outstanding Debt

Debt of the Company consisted of the following:

	December 31, 2022	December 31, 2021
Financing agreement with Imperial PFS that is unsecured. Down payment of $78,000 was required upfront and equal installment payments of $45,672 to be made over a 10 month period. The note matures on August 1, 2023. Annualized interest is 7.35%.	$365,379	$-

Financing agreement with Imperial PFS that is unsecured. Down payment of $15,000 was required upfront and equal installment payments of $13,799 to be made over an 8 month period. The note matures on August 1, 2023. Annualized interest is 7.35%.	110,396	-

Financing agreement with FlatIron capital that was unsecured. Down payment of $36,255 was required upfront and equal installment payments of $19,114 were made over a 10 month period. The note matured on May 1, 2022. Annualized interest was 3.95%.	-	114,688
	$475,775	$114,688

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

Minimum required principal payments on the Company’s debt as of December 31, 2022 are as follows :

2023	$475,775
$475,775

Critical Accounting Estimates and Policies

Our financial statements are prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of the consolidated financial statements in conformity with GAAP requires our management to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities, the disclosure or inclusion of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the period. We evaluate our significant estimates on an ongoing basis, including, but not limited to, estimates related to allowance for doubtful accounts, the evaluation of the impairment of fixed assets and income tax provisions. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. We consider our critical accounting policies to be those related long-lived assets. We do not consider any of our estimates to be critical. Refer to Note 1 - Significant Accounting Policies to our financial statements for a complete discussion of the significant accounting policies and methods used in the preparation of our financial statements.

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

Based on management’s evaluation (in accordance with Exchange Act Rule 13a-15(b)), our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, due to the weakness in internal control over financial reporting described below, our disclosure controls and procedures are not designed at a reasonable assurance level or effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As discussed below, we have planned certain remediation actions to ameliorate our auditor’s concern that the Company does not effectively segregate certain accounting duties, which we believe would resolve the material weakness in internal control over financial reporting and similarly improve disclosure controls and procedures, but there can be no assurances as to the timing of any such action or that the Company will be able to do so.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. Based on that assessment, our management determined that, as of December 31, 2022, the Company’s internal control over financial reporting was not effective for the purposes for which it is intended. Specifically, management’s determination was due to the following material weakness in internal control over financial reporting that existed as of December 31, 2021 and that continued to exist through December 31, 2022:

The Company did not effectively segregate certain accounting duties nor have a proper multi-level review process due to the small size of its accounting staff.

A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Notwithstanding the determination that there was a material weakness as identified in this Annual Report, we believe that our consolidated financial statements contained in this Annual Report fairly present our financial position, results of operations and cash flows for the years covered hereby in all material respects.

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
•
increasing the size of our accounting staff by 33%;
•
implementation of additional monitoring of controls to improve documentation of internal control procedures;
•
and expanding the management and governance over IT system controls.

While these actions and planned actions are subject to ongoing management evaluation and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period, we are committed to continuous improvement and will continue to diligently review our internal control over financial reporting.

Notwithstanding the determination that our internal control over financial reporting was not effective as of December 31, 2022, and that there was a material weakness as identified in this Annual Report, we believe that our consolidated financial statements contained in this Annual Report fairly present our financial position, results of operations and cash flows for the years covered hereby in all material respects.

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

Changes in Internal Control Over Financial Reporting.

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. Other than remediation actions related to the material weaknesses in our internal controls described above, there has been no change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item will be included in and is hereby incorporated by reference from our definitive proxy statement relating to our 2023 annual meeting of stockholders or an amendment to this Form 10-K, which we intend to file within 120 days after the end of our fiscal year ended December 31, 2022.

Item 11. Executive Compensation.

The information required by this Item will be included in and is hereby incorporated by reference from our definitive proxy statement relating to our 2023 annual meeting of stockholders or an amendment to this Form 10-K, which we intend to file within 120 days after the end of our fiscal year ended December 31, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be included in and is hereby incorporated by reference from our definitive proxy statement relating to our 2023 annual meeting of stockholders or an amendment to this Form 10-K, which we intend to file within 120 days after the end of our fiscal year ended December 31, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be included in and is hereby incorporated by reference from our definitive proxy statement relating to our 2023 annual meeting of stockholders or an amendment to this Form 10-K, which we intend to file within 120 days after the end of our fiscal year ended December 31, 2022.

Item 14. Principal Accounting Fees and Services.

The information required by this Item will be included in and is hereby incorporated by reference from our definitive proxy statement relating to our 2023 annual meeting of stockholders or an amendment to this Form 10-K, which we intend to file within 120 days after the end of our fiscal year ended December 31, 2022.

PART IV

Item 15. Exhibits, Financial Statement Schedules

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

Item 16. Form 10-K Summary.

None.

Report of Independent Registered Public Accounting Firm

To the shareholders and board of directors of

LM Funding America, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of LM Funding America, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2018.

Houston, Texas

March 30, 2023

LM FUNDING AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2022	2021
Assets
Cash	$4,238,006	$32,559,185
Digital Assets (Note 2)	888,026	-
Finance receivables	26,802	28,193
Marketable securities (Note 3)	4,290	2,132,051
Short-term investments - convertible debt securities (Note 4)	-	539,351
Short-term investments - debt securities (Note 8)	-	2,027,178
Notes receivable from Seastar Medical Holding Corporation (Note 5)	3,807,749	-
Prepaid expenses and other assets	1,233,322	1,224,674
Income tax receivable (Note 11)	293,466	-
Current assets	10,491,661	38,510,632

Fixed assets, net (Note 6)	27,192,317	17,914
Deposits on mining equipment (Note 7)	525,219	15,986,700
Hosting services deposit (Note 7)	2,200,452	788,400
Real estate assets owned	80,057	80,057
Long-term investments - debt security (Note 8)	2,402,542	-
Less: Allowance for losses on debt security (Note 8)	(1,052,542)	-
Long-term investments - debt security, net (Note 8)	1,350,000	-
Long-term investments - equity securities (Note 8)	464,778	1,973,413
Investment in Seastar Medical Holding Corporation (Note 8)	10,608,750	-
Investment in unconsolidated affiliate (Note 8)	-	4,676,130
Operating lease - right of use assets (Note 10)	265,658	59,969
Other assets	10,726	10,726
Long-term assets	42,697,957	23,593,309
Total assets	$53,189,618	$62,103,941

Liabilities and stockholders' equity
Accounts payable and accrued expenses	1,570,906	463,646
Note payable - short-term (Note 9)	475,775	114,688
Due to related parties (Note 12)	75,488	121,220
Current portion of lease liability (Note 10)	90,823	68,002
Income tax payable (Note 11)	-	326,178
Total current liabilities	2,212,992	1,093,734

Lease liability - long-term (Note 10)	179,397	-
Long-term liabilities	179,397	-
Total liabilities	2,392,389	1,093,734

Stockholders' equity (Note 13)
Preferred stock, par value $.001; 150,000,000 shares authorized; no shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	-	-
Common stock, par value $.001; 350,000,000 shares authorized; 13,091,883 and 13,017,943 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	13,092	13,018
Additional paid-in capital	92,195,341	74,525,106
Accumulated deficit	(43,017,207)	(13,777,006)
Total LM Funding America stockholders' equity	49,191,226	60,761,118
Non-controlling interest	1,606,003	249,089
Total stockholders' equity	50,797,229	61,010,207
Total liabilities and stockholders’ equity	$53,189,618	$62,103,941

The accompanying notes are an integral part of these consolidated financial statements.

LM FUNDING AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2022	2021
Revenues
Interest on delinquent association fees	$359,012	$471,923
Administrative and late fees	70,686	69,369
Recoveries in excess of cost - special product	100,470	95,904
Underwriting fees and other revenues	96,605	120,176
Rental revenue	161,618	141,569
Digital mining revenues	945,560	-
Total revenues	1,733,951	898,941
Operating costs and expenses
Digital mining cost of revenues (exclusive of depreciation and amortization shown below)	1,033,226	-
Staff costs & payroll	19,422,723	6,257,375
Professional fees	3,158,446	2,271,808
Settlement costs with associations	160	2,000
Selling, general and administrative	635,268	417,963
Provision for credit losses	(10,177)	(10,000)
Recovery of cost from related party receivable	-	(200,000)
Real estate management and disposal	110,465	132,283
Depreciation and amortization	478,020	11,087
Collection costs	(12,213)	4,459
Impairment loss on mined digital assets	79,794	-
Other operating costs	1,514,224	444,345
Total operating costs and expenses	26,409,936	9,331,320
Loss from operations	(24,675,985)	(8,432,379)
Realized gain (loss) on securities	(349,920)	13,817,863
Realized gain on convertible debt securities	287,778	-
Unrealized loss on convertible debt security	-	(407,992)
Unrealized loss on marketable securities	(56,830)	(1,387,590)
Impairment loss on purchased digital assets	(467,406)	(23,720)
Impairment loss on prepaid mining machine deposits	(3,150,000)	-
Impairment loss on prepaid hosting deposits	(1,790,712)	-
Credit loss on debt securities	(1,052,542)	-
Unrealized gain on investment and equity securities	4,423,985	886,543
Realized gain on sale of digital assets	20,254	502,657
Loss on disposal of assets	(38,054)	-
Digital assets other income	5,658	3,775
Dividend income	3,875	2,113
Interest income	399,094	211,427
Interest expense	(4,416)	(653)
Gain on forgiveness of note payable	-	157,250
Income (loss) before income taxes	$(26,445,221)	$5,329,294
Income tax expense	(1,438,066)	(326,178)
Net income (loss)	$(27,883,287)	$5,003,116
Less: Net income attributable to non-controlling interest	(1,356,914)	(243,898)
Net income (loss) attributable to LM Funding America Inc.	$(29,240,201)	$4,759,218

Basic income (loss) per common share	$(2.23)	$0.70

Diluted income (loss) per common share	$(2.23)	$0.60
Weighted average number of common shares outstanding
Basic	13,084,185	6,828,704
Diluted	13,084,185	7,927,255

The accompanying notes are an integral part of these consolidated financial statements.

LM FUNDING AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECMEBER 31, 2022 AND 2021

	Common Stock
	Shares	Amount	Additional paid-in capital	Accumulated Deficit	Non-Controlling Interest	Total Equity
Balance - December 31, 2020	3,083,760	$3,083	$29,996,258	$(18,536,224)	$5,191	$11,468,308
Stock option expense	-	-	2,323,118	-	-	2,323,118
Stock issued for warrants exercised	2,471,036	2,471	10,244,653	-	-	10,247,124
Stock issued for cash in public offering, net	7,263,147	7,264	31,449,110	-	-	31,456,374
Stock issued for services	200,000	200	219,467	-	-	219,667
Stock compensation	-	-	292,500	-	-	292,500
Net income	-	-	-	4,759,218	243,898	5,003,116
Balance - December 31, 2021	13,017,943	$13,018	$74,525,106	$(13,777,006)	$249,089	$61,010,207

Common stock issued for services	73,940	74	(74)	-	-	-
Stock option expense	-	-	16,571,978	-	-	16,571,978
Stock compensation	-	-	1,098,331	-	-	1,098,331
Net income (loss)	-	-	-	(29,240,201)	1,356,914	(27,883,287)
Balance - December 31, 2022	13,091,883	$13,092	$92,195,341	$(43,017,207)	$1,606,003	$50,797,229

The accompanying notes are an integral part of these consolidated financial statements.

LM FUNDING AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(27,883,287)	$5,003,116
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities
Depreciation and amortization	478,020	1,383
Noncash lease expense	95,098	100,698
Stock compensation	1,098,331	219,667
Stock option expense	16,571,978	2,323,118
Stock compensation - employees	-	292,500
Accrued investment income	(392,412)	(74,520)
Accrued recovery of legal fees	(55,364)	-
Debt forgiveness	-	(157,250)
Gain on deconsolidation of affiliate	-	(43,623)
Impairment loss on digital assets	547,200	23,720
Impairment loss on mining machine deposits	3,150,000	-
Impairment loss on hosting deposits	1,790,712	-
Loss on disposal of fixed assets	38,054	-
Unrealized loss on convertible debt security	-	407,992
Unrealized loss on marketable securities	56,830	1,387,590
Unrealized gain on investment and equity securities	(4,423,985)	(886,543)
Allowance for loss on debt security	1,052,542	-
Realized loss (gain) on securities	349,920	(13,817,863)
Realized gain on sale of digital assets	(20,254)	(502,657)
Realized gain on convertible note securities	(287,778)	-
Proceeds from securities	2,565,893	30,400,433
Investment in convertible note receivable converted into marketable security	-	(16,582,571)
Investment in convertible note receivable	-	(5,000,000)
Convertible debt and interest converted into marketable securities	844,882	4,231,758
Investments in marketable security	(844,882)	(3,651,400)
Change in operating assets and liabilities:
Prepaid expenses and other assets	651,472	(845,853)
Advances (repayments) to related party	(45,732)	89,235
Accounts payable and accrued expenses	393,260	349,644
Deposits for hosting fees	(3,202,764)	(788,400)
Mining of digital assets	(945,560)	-
Lease liability payments	(98,569)	(103,646)
Deferred taxes and taxes payable	(326,178)	326,178
Income taxes receivable	(293,466)	-
Net cash (used in) provided by operating activities	(9,136,039)	2,702,706
CASH FLOWS FROM INVESTING ACTIVITIES:
Net collections of finance receivables - original product	13,993	102,024
Net collections of finance receivables - special product	(12,602)	38,557
Capital expenditures	(15,382)	(14,411)
Investment in note receivable	-	(2,000,000)
Investment in note receivable - Seastar Medical Holding Corporation	(3,753,090)	-
Investment in digital assets	(988,343)	(1,419,958)
Proceeds from sale of digital assets	518,931	1,898,895
Loan to purchase securities	-	1,784,250
Repayment of loan to purchase securities	-	(1,784,250)
Deposits for mining equipment	(14,649,614)	(15,986,700)
Investment in unconsolidated affiliate	-	(5,738,000)
Payments for real estate assets owned	-	(60,006)
Net cash used in investing activities	(18,886,107)	(23,179,599)
CASH FLOWS FROM FINANCING ACTIVITIES:
Loan principal and insurance financing repayments	(299,033)	(220,363)
Exercise of warrants	-	10,247,124
Proceeds from stock subscription	-	31,456,374
Net cash provided by (used in) financing activities	(299,033)	41,483,135
NET INCREASE (DECREASE) IN CASH	(28,321,179)	21,006,242
CASH - BEGINNING OF YEAR	32,559,185	11,552,943
CASH - END OF YEAR	$4,238,006	$32,559,185

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Insurance financing	$660,120	$210,260
ROU assets and operating lease obligation recognized	300,787	-
Reclassification of mining equipment deposit to fixed assets, net	26,961,095	-
SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION
Cash paid for interest	$-	$1,892
Cash paid for taxes	2,057,710	-

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

FOR THE YEARS DECEMBER 31, 2021 AND 2020

Note 1. Summary of Significant Accounting Policies

Nature of Operations

LM Funding America, Inc. (“we”, “our”, “LMFA” or the “Company”) was formed as a Delaware corporation on April 20, 2015.

LMFA is the sole member of several entities including LM Funding, LLC, which was organized in January 2008, US Digital Mining and Hosting Co.,which was created on September 10, 2021; LMFA Financing LLC, created on November 21, 2020, and LMFAO Sponsor LLC, created on October 29, 2020. USDM has created various 100% owned subsidiaries to engage in business in various states.

LMFAO Sponsor LLC created a majority owned subsidiary LMF Acquisition Opportunities Inc. on October 29, 2020. LMF Acquisition Opportunities Inc was merged with Seastar Medical Holding Corporation on October 28, 2022.

The Company also from time to time organizes other subsidiaries to serve a specific purpose or hold a specific asset.

The Company currently has two lines of business: recently commenced cryptocurrency mining business and a historical specialty finance business.

On September 15, 2021, the Company announced its plan to operate in the Bitcoin mining ecosystem, and we commenced Bitcoin mining operations in late September 2022. This business operation deploys our computing power to mine Bitcoin on the Bitcoin network. We conduct this business through a wholly owned subsidiary, US Digital Mining and Hosting Co, LLC, a Florida limited liability company (US Digital), which we formed in 2021 to develop and operate our cryptocurrency mining business.

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

Cryptocurrency Mining Business

Bitcoin was introduced in 2008 with the goal of serving as a digital means of exchanging and storing value. Bitcoin is a form of digital currency that depends upon a consensus-based network and a public ledger called a “blockchain”, which contains a record of every Bitcoin transaction ever processed. The Bitcoin network is the first decentralized peer-to-peer payment network, powered by users participating in the consensus protocol, with no central authority or middlemen, that has wide network participation. The authenticity of each Bitcoin transaction is protected through digital signatures that correspond with addresses of users that send and receive Bitcoin. Users have full control over remitting Bitcoin from their own sending addresses. All transactions on the Bitcoin blockchain are transparent, allowing those running the appropriate software to confirm the validity of each transaction. To be recorded on the blockchain, each Bitcoin transaction is validated through a proof-of-work consensus method, which entails solving complex mathematical problems to validate transactions and post them on the blockchain. This process is called mining. Miners are rewarded with Bitcoins, both in the form of newly-created Bitcoins and transaction fees in Bitcoin, for successfully solving the mathematical problems and providing computing power to the network.

Factors such as access to computer processing capacity, interconnectivity, electricity cost, environmental factors (such as cooling capacity) and location play important roles in mining. In Bitcoin mining, “hashrate” is a measure of the computing and processing power and speed by which a mining computer mines and processes transactions on the Bitcoin network. We expect to continue increasing our computing power through 2023 and beyond as we expand the number of active mining machines. A company’s computing power measured in hashrate is generally considered to be one of the most important metrics for evaluating Bitcoin mining companies.

We obtain Bitcoin as a result of our mining operations, and we sell Bitcoin from time to time, to support our operations and strategic growth. We plan to convert our Bitcoin to U.S. dollars. We may engage in regular trading of Bitcoin or engage in hedging activities related to our holding of Bitcoin. However, our decisions to hold or sell Bitcoin at any given time may be impacted by the Bitcoin market, which has been historically characterized by significant volatility. Currently, we do not use a formula or specific methodology to determine whether or when we will sell Bitcoin that we hold, or the number of Bitcoins we will sell. Rather, decisions to hold or sell Bitcoins are currently determined by management by monitoring the market in real time.

Specialty Finance Company

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

Principles of Consolidation

The consolidated financial statements include the accounts of LMFA and its wholly-owned subsidiaries: LM Funding, LLC; LMF October 2010 Fund, LLC; REO Management Holdings, LLC (including all 100% owned subsidiary limited liability companies); LM Funding of Colorado, LLC; LM Funding of Washington, LLC; LM Funding of Illinois, LLC; US Digital Mining and Hosting Co., LLC (includes all 100% owned subsidiary limited liability companies) and LMF SPE #2, LLC and various single purpose limited liability corporations owned by REO Management Holdings, LLC which own various properties. It also includes LMFA Sponsor LLC (a 69.5% owned subsidiary). All significant intercompany balances have been eliminated in consolidation.

Basis of Presentation

The consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The Company prepares its consolidated financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”).

Reclassification

Certain prior period immaterial amounts have been reclassified to conform to the current period presentation.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the evaluation of probable losses on balances due from a related party, the realization of deferred tax assets, the evaluation of contingent losses related to litigation, reserves on notes receivables and the evaluation of the impairment of fixed assets.

We are not presently aware of any events or circumstances arising from the COVID-19 pandemic that would require us to update our estimates or judgments or revise the carrying value of our assets or liabilities. Our estimates may change, however, as new events occur and additional information is obtained, and any such changes will be recognized in the consolidated financial statements.

Equipment Purchases

During 2021, we committed to purchasing an aggregate of 5,046 Bitcoin S19J Pro Antminer cryptocurrency mining machines for an aggregate purchase price of $31.6 million (the “Mining Machines”) from Bitmain. This contract allowed for a reduction in purchase price if Bitcoin price declined prior to shipment. Due to the variable nature of the contract, we were credited an aggregate total of approximately $7.2 million toward the 40% purchase price that is normally paid upon the shipment of a batch. We received all of the Mining Machines purchased during 2021 from August 2022 through November 2022.

On August 31, 2022, the Company committed to purchasing an additional 400 Bitcoin Miner S19J Pro machines from Bitmain for an aggregate purchase price of approximately $1.3 million which were delivered in December 2022. The Company paid the full purchase price within 7 days of the date of the signing of the agreement.

Additionally, on September 20, 2022, the Company committed to purchasing 200 Bitcoin Miner S19 XP machines from Bitmain for an aggregate purchase price of approximately $1.3 million, which was fully paid in 2022. There were 204 S19 XP machines delivered in January 2023.

We purchased an additional 65 S19 XP machines on December 20, 2022 and another 125 S19 XP machines on January 15, 2023 from Bitmain for an aggregate purchase price of approximately $1.1 million. We used various Bitmain credits and coupons totaling approximately $0.6 million to pay for the 65 S19 XP machines that were ordered in December 2022, and in January 2023 we paid the remaining $0.5 million non-refundable payment relating to the 125 S19 XP machines in cash. All 190 XP machines are anticipated to be delivered in April 2023.

During the year ended December 31, 2022, the Company paid approximately $12.7 million to Bitmain for deposits related to mining equipment and payments of $1.9 million were made to various shipping vendors for transportation and customs costs related to the equipment. Since the inception of our contracts with Bitmain, we have paid an aggregate of approximately $26.4 million to Bitmain and related vendors relating to the purchase of these machines through December 31, 2022, and paid an additional $0.5 million in January 2023 under the Bitmain contracts that was due as of December 31, 2022.

Hosting Contracts

On September 5, 2022, the Company, through its wholly-owned subsidiary, US Digital, entered into a hosting agreement (the “Core Hosting Agreement”) with Core Scientific Inc. (“Core”) pursuant to which Core agreed to host the 1,200 of the Company's Bitcoin Miner S19J Pro machines at a secure location and provide power, maintenance and other services specified in the contract with a term of one year, with automatic renewals unless we or Core notifies the other in writing not less than ninety (90) calendar days before such renewal of its desire for the order not to renew unless terminated sooner pursuant to the terms of the Core Hosting Agreement. The Company entered into additional orders with Core under the Core Hosting Agreement to host an additional 1,778 machines. As required under the Core Hosting Agreement, the Company has paid approximately $2.2 million as of December 31, 2022 as a deposit. In December 2022, Core filed for Chapter 11 bankruptcy in the U.S. Bankruptcy Court for the Southern District of Texas. Core's bankruptcy filing has not negatively impacted our mining ability at their sites as of the date of this filing.

On January 26, 2023, the Company entered into a hosting agreement (the “Phoenix Hosting Agreement”) with Phoenix Industries Inc. (“Phoenix”) pursuant to which Phoenix agreed to host 228 of the Company's Bitcoin Miner S19J Pro machines at a secure location and provide power, maintenance and other services specified in the contract with a term of two years. This Phoenix Hosting Agreement will renew automatically for an additional two years if we provide written notice to Phoenix of its desire of renewal at least sixty (60) days in advance of the conclusion of the initial term of two years, unless terminated sooner pursuant to the terms of the Phoenix Hosting Agreement. As required under the Phoenix Hosting Agreement, the Company paid approximately $36 thousand as a deposit in January 2023.

On March 9, 2023, the Company entered into a hosting agreement (the “Longbow Hosting Agreement”) with Longbow HostCo LLC. (“Longbow”) pursuant to which Longbow agreed to host 500 of the Company's Bitcoin Miner S19J Pro machines at a secure location and provide power, maintenance and other services specified in the contract with a term of two years. Upon written request from us at least ninety (90) days prior to the conclusion of the then current term and approval by Longbow, the term shall renew for successive one (1) year periods with a three percent (3%) increase as of the commencement of each renewal term unless terminated sooner pursuant to the terms of the Longbow Hosting Agreement. As required under the Longbow Hosting Agreement, the Company paid approximately $157 thousand as a deposit in March 2023.

Cost of Revenues

The Company includes energy costs and external co-location mining hosting fees in cost of revenues. Depreciation of mining machines is included within "Depreciation and amortization" in the Consolidated Statements of Operations.

Revenue Recognition - Specialty Finance

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

The Company’s contracts with its specialty finance customers have very specific performance obligations. The Company has determined that the known amount of cash to be realized or realizable on its revenue generating activities cannot be reasonably estimate and as such, classifies its finance receivables as nonaccrual and recognizes revenues in the accompanying statements of income on the cash basis or cost recovery method in accordance with ASC 310-10, Receivables. The Company’s operations also consist of rental revenue earned from tenants under leasing arrangements which provide for rent income. The leases have been accounted for as operating leases. For operating leases, revenue is recorded based on cash rental payments was collected during the period. The Company analyzed its remaining revenue streams and concluded there were no changes in revenue recognition with the adoption of the new standard.

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

Segment and Reporting Unit Information

Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Chief Executive Officer and Chief Financial Officer of the Company are determined to comprise the CODM, as a group. The Company has two operating segments as of December 31, 2022, which we refer to as Specialty Finance and Mining Operations. Our corporate oversight function and other components that may earn revenues that are only incidental to the activities of the Company are aggregated and included in the “All Other” category. See Note 14, “Segment Information”.

Cash

The Company maintains cash balances at several financial institutions that are insured under the Federal Deposit Insurance Corporation’s (“FDIC”) Transition Account Guarantee Program. Balances with the financial institutions may exceed federally insured limits. We have approximately $3.2 million of cash in various institution that exceed the FDIC or SIPC insurance coverage limit of $250,000.

Digital Assets

When applicable, we account for all digital assets other than stablecoin as indefinite-lived intangible assets in accordance with ASC 350, Intangibles—Goodwill and Other. We have ownership of and control over our digital assets and use third-party custodial services to secure it. Digital assets that are purchased are initially recorded at cost and digital assets that are received in exchange for services provided are recognized at fair value as of the date received (refer to Revenue Recognition policy). Digital assets are measured on the consolidated balance sheet at cost, net of any impairment losses incurred since acquisition. We account for stablecoin as financial assets in accordance with ASC 310, Receivables. The stablecoin are recorded at cost less impairment, which approximates their fair value.

We determine the fair value of our digital assets that are accounted for as intangible assets in accordance with ASC 820, Fair Value

Measurement, based on quoted prices on the active exchange(s) that we have determined is the principal market for such assets (Level 1 inputs). We perform an analysis each quarter to identify whether events or changes in circumstances indicate that it is more likely than not that our digital assets are impaired. If the current carrying value of a digital asset exceeds the fair value so determined, an impairment loss has occurred with respect to those digital assets in the amount equal to the difference between their carrying values and the fair value determined.

The impaired digital assets are written down to their fair value at the time of impairment and this new cost basis will not be adjusted upward for any subsequent increase in fair value. When applicable, any impairment loss on digital assets held for investment would be recognized during the period incurred within "Impairment loss on digital assets" in other income/expense in the consolidated statements of operations. Impairment loss on mined digital assets would be recognized during the period incurred within "Impairment loss on mined digital assets" in operating costs and expenses in the consolidated statements of operations.

Gains are not recorded until realized upon sale, at which point they are presented separately from any impairment losses. Any realized gain or loss from the sale of digital assets that were purchased as an investment is recorded in other income (loss), while any realized gain or loss from the sale of digital assets that were earned through mining operations would be recognized within operating costs and expenses. The Company accounts for its gains or losses in accordance with the first in first out (“FIFO”) method of accounting. For the year ended December 31, 2022, the sale of BTC related to digital assets purchased as an investment.

Digital assets earned by the Company through its mining activities, proceeds from the sale of mined digital assets, realized gain (loss) from the sale of digital assets and the loss on impairment of digital assets are included within operating activities on the consolidated statements of cash flows, where applicable. Purchases of digital assets and proceeds from the sale of purchased digital assets and included within investing activities in the consolidated statements of cash flows.

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

Investments in Unconsolidated Entities

We account for investments in less than 50% owned and more than 20% owned entities using the equity method of accounting. Because we have elected the fair value option for these securities, unrealized holding gains and losses during the period are included in other income within the Consolidated Statements of Operation.

Finance Receivables

Finance receivables are recorded at the amount funded or cost (by unit). The Company evaluates its finance receivables at each period end for losses that are considered probable and can be reasonably estimated in accordance with ASC 450-20. As discussed above, recoverability of funded amounts under the Company’s original product is generally assured because of the protection of the Super Lien Amount. However, the Company did have an accrual at December 31, 2022 and 2021, respectively for an allowance for credit losses for this program of $48,649 and $60,418.

Under the New Neighbor Guaranty program (special product), the Company funds amounts in excess of the Super Lien Amount. When evaluating the carrying value of its finance receivables, the Company looks at the likelihood of future cash flows based on historical payoffs, the fair value of the underlying real estate, the general condition of the Association in which the unit exists, and the general economic real estate environment in the local area. The Company estimated an allowance for credit losses for this program of $9,017 and $25,232 as of December 31, 2022 and December 31, 2021, respectively under ASC 450-20 related to its New Neighbor Guaranty program.

The Company will charge any receivable against the allowance for credit losses when management believes the uncollectability of the receivable is confirmed. The Company considers writing off a receivable when (i) a first mortgage holder who names the association in a foreclosure suit takes title and satisfies an estoppel letter for amounts owed which are less than amounts the Company funded to the association; (ii) a tax deed is issued with insufficient excess proceeds to pay amounts the Company funded to the Association; (iii) an association settles an account for less than amounts the Company funded to the Association or (iv) the Association terminates its relationship with the Company’s designated legal counsel. Upon the occurrence of any of these events, the Company evaluates the potential recovery via a deficiency judgment against the prior owner and the ability to collect upon the deficiency judgment within the statute of limitations period or whether the deficiency judgment can be sold. If the Company determines that collection through a deficiency judgment or sale of a deficiency judgment is not feasible, the Company writes off the unrecoverable receivable amount.

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

Fixed Assets

The Company capitalizes all acquisitions of fixed assets in excess of $500. Fixed assets are stated at cost, net of accumulated depreciation. State and local use tax for equipment shipped from overseas is generally accrued on a quarterly basis at the time equipment is placed in service and is paid to the state in which the equipment is being utilized. Depreciation is computed using the straight-line method over the estimated useful lives of the assets and commences once the assets are ready for their intended use. Fixed assets are comprised of furniture, computer, office equipment and mining machines with assigned useful lives of 3 to 5 years.

The Company classifies mining machine deposit payments within "Deposits on mining equipment" in the consolidated balance sheets. As mining machines are received, the respective cost of the mining machines plus the related shipping and customs fees are reclassified from "Deposits on mining equipment" to "Fixed assets, net" in the consolidated balance sheet. Refer to Note 6.

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

The Company capitalizes costs incurred to acquire real estate owned properties and any costs incurred to get the units in a condition to be rented. These costs include, but are not limited to, renovation/rehabilitation costs, legal costs, and delinquent taxes. These costs are depreciated over the estimated minimum time period the Company expects to maintain possession of the units. Costs incurred for unencumbered units are depreciated over 20 years and costs for units subject to a first mortgage are depreciated over 3 years. As of December 31, 2022 and 2021, capitalized real estate costs, net of accumulated depreciation, were $80,057 and $80,057, respectively.

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

Right to Use Assets

The Company capitalizes all leased assets pursuant to ASU 2016-02, "Leases (Topic 842)," which requires lessees to recognize right-of-use assets and lease liability, initially measured at present value of the lease payments, on its balance sheet for leases with terms longer than 12 months and classified as either financing or operating leases. As of December 31, 2022 and 2021, right to use assets, net of accumulated amortization, was $265,658 and $59,969.

Impairment of Long-Lived Assets

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment amount is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. There was no impairment of long-lived assets for the years ended December 31, 2022 and 2021.

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

Under ASC 740-10-30-5, Income Taxes, deferred tax assets should be reduced by a valuation allowance if, based on the weight of available evidence, it is more-likely-than-not (i.e., a likelihood of more than 50%) that some portion or all of the deferred tax assets will not be realized. The Company considers all positive and negative evidence available in determining the potential realization of deferred tax assets including, primarily, the recent history of taxable earnings or losses. Based on operating losses reported by the Company during 2022, 2020 and 2019, the Company concluded there was not sufficient positive evidence to overcome this recent operating history. As a result, the Company believes that a valuation allowance is necessary based on the more-likely-than-not threshold noted above. During the year ended December 31, 2022, the Company increased the valuation allowance to approximately $8.5 million to reflect a change in deferred tax assets. During the year ended December 31, 2021, the Company decreased the valuation allowance to $3.2 million to reflect continuing losses.

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

The Company issued 73,940 of common stock at various times during 2022 and 9,934,183 of common stock at various times during 2021. The Company has weighted average these new shares in calculating income (loss) per share for the relevant period.

Diluted income (loss) per share for the period equals basic loss per share as the effect of any convertible notes, stock based compensation awards, cancellation of such awards or stock warrants would be anti-dilutive.

The anti-dilutive stock based compensation awards and convertible notes consisted of:

	As of December 31,
	2022	2021
Stock Options	1,121,262	3,956,827
Stock Warrants	7,677,441	7,702,441

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

Non-cash Financing and Investing Activities

Financing of Insurance Premium – the Company financed the purchase of various insurance policies during the year ended December 31, 2022 and 2021 in the amount of approximately $660,000 and $210,000, respectively, using a finance agreement.

ROU assets and operating lease obligation recognized - Due to the extension of its office building operating lease during the year ended December 31, 2022, the Company remeasured its lease liability and ROU asset associated with the lease. The Company accounted for the lease extension as a lease modification under ASC 842. At the effective date of modification, the Company recorded an adjustment to the right-of-use asset and lease liability in the amount of approximately $301,000.

Reclassification of mining equipment deposit to fixed assets, net - During the year ended December 31, 2022 and 2021 as mining machines were received, the Company reclassified approximately $26,961,000 and $0 of mining machine costs plus related shipping and customs fees from "Deposits on mining equipment" to "Fixed assets, net" in the consolidated balance sheets.

Recently adopted accounting pronouncements

There were no new accounting pronouncements adopted during the year ended December 31, 2022 or 2021 that were determined to have a material effect on the Company's financial position, results of operations or cash flows.

Recently issued accounting pronouncements

The Company considers the applicability and impact of all ASUs issued the Financial Accounting Standards Board (“FASB”). ASUs issued by FASB, but which are not yet effective, were assessed and determined to be either not applicable to the Company or to have an insignificant impact on the consolidated financial statements.

Note 2. Digital Assets

Digital assets consist of the following:

	December 31, 2022	December 31, 2021

Bitcoin	$888,026	$-

Digital asset activity (Bitcoin and Ether) consisted of the following:

	December 31, 2022	December 31, 2021
Beginning of Year	$-	$-
Purchase of digital assets	988,343	1,419,958
Production of digital assets	945,560	-
Impairment loss on mined digital assets	(79,794)	-
Impairment loss on digital assets	(467,406)	(23,720)
Sale of digital assets	(518,931)	(1,898,895)
Realized gain on sale of digital assets	20,254	502,657
End of Period	$888,026	$-

Digital asset activity (GUSD) consisted of the following:

	December 31, 2022	December 31, 2021
Beginning of Year	$-	$-
Purchase of GUSD	500,000	750,000
GUSD Earned on digital assets	5,658	3,775
Sale of GUSD	(505,658)	(753,775)
End of Period	$-	$-

During the year ended December 31, 2022 and 2021, the Company purchased 31.6 Bitcoin for approximately $988 thousand and 21 Bitcoin and 170 Ether for $1,420 thousand, respectively. Additionally, during the year ended December 31, 2022, mining operations commenced and the Company earned approximately 53.4 Bitcoin through mining activities (Refer to Note 1 for digital asset accounting policies). Bitcoin earned through mining activities were recognized at an amount equal to their fair value on the date received of approximately $945 thousand.

During the year ended December 31, 2022 and 2021, the Company recorded an impairment loss of $467,406 and $23,720, respectively, related to purchased digital assets, which was included within "Impairment loss on purchased digital assets" in the consolidated statements of operations. During the year ended December 31, 2022 and 2021, the Company also recorded an impairment loss of $79,794 and $0, respectively, related to mined digital assets which was included within "Impairment loss on mined digital assets" in the consolidated statements of operations.

During the year ended December 31, 2022 and 2021, the Company sold Bitcoin and Ether for proceeds of approximately $519 thousand and $1,899 thousand, respectively, which resulted in a realized gain of approximately $20 thousand and $503 thousand, respectively. The realized gain was included within "Realized gain on digital assets" in the consolidated statements of operations.

During the years ended December 31, 2022 and 2021, the Company purchased and received an aggregate of $500 thousand and $750 thousand in Gemini Dollars (GUSD), respectively. GUSD earns additional Gemini dollars, of which we earned approximately $5,700 and $3,800 worth of GUSD during the years ended December 31, 2022 and 2021, respectively, which was recorded as "Digital assets other income" in the consolidated statements of operation. During the years ended December 31, 2022 and 2021, the Company did not record any impairment losses on GUSD. The Company sold all of their GUSD during the years ended December 31, 2022 and 2021 for approximately $506 thousand, and $754 thousand, respectively, which was equal to its carrying value.

Note 3. Marketable Securities

Our marketable equity securities are publicly traded stocks measured at fair value using quoted prices for identical assets in active markets and classified as Level 1 within the fair value hierarchy. Marketable equity securities as of December 31, 2022 and December 31, 2021 are as follows:

	Cost	Cost of Shares Sold	Gross Unrealized Gain (Loss)	Fair Value

Marketable equity securities, December 31, 2022	$2,976,933	$(2,915,813)	$(56,830)	$4,290

Marketable equity securities, December 31, 2021	$4,766,349	$(1,246,708)	$(1,387,590)	$2,132,051

During the year ended December 31, 2022 and 2021, the Company sold 8,759,094 shares and 1,064,935 shares, respectively, of Borqs shares for approximately $2.3 million and $728 thousand, respectively. The Company realized a net loss of $350 thousand and $307 thousand related to the sale of marketable securities for the year ended December 31, 2022, respectively. The net loss is included within "Realized gain (loss) on securities" within our consolidated statements of operations.

Note 4. Short-term investments

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

During the year ended December 31, 2021, the Company converted $4,100,000 of the Borqs convertible note plus accrued interest of $131,758 into 5,960,829 shares. The Company sold 1,064,935 shares in the year ending December 31, 2021 and classified the remaining 4,895,894 shares as marketable securities. The remaining 4,895,894 shares were sold during the first quarter of 2022 which resulted in a realized loss of $395 thousand which is included in "Realized gain on securities" in the consolidated statements of operations within the years ended December 31, 2022.

The remaining Borqs convertible note plus accrued interest ($947,342) were convertible into common shares at a conversion price of $0.6534 per share or 1,449,866 shares, subject to future conversion price resets based on equity offering activity of Borqs. The fair value of the convertible note plus accrued interest was classified as trading securities and as such are reported at fair value. As of December 31, 2021 the Company considered the fair value of the Borqs convertible note to be equal to the fair value of the stock on December 31, 2021 or $0.372 per share times the number of shares that it could be converted into based on a conversion price of $0.6534 or 1,449,866 shares which had a fair value of $539,351. As of December 31, 2021, our re-measurement resulted in an unrealized loss of approximately $408,000 and is included within “Unrealized loss on convertible debt security” in the consolidated statements of operations.

During the year ended December 31, 2022, the remaining principal amount of the Notes plus accrued interest through the date of conversion ($965,800) was converted into common shares of Borqs at a reset conversion price of $0.25 per share or 3,863,200 shares. A gain of $287,778 was recognized on the conversion of the convertible debt to common shares and is included within “Realized gain on convertible debt securities” in the consolidated statements of operations for the year ended December 31, 2022. Subsequent to the conversion, the 3,863,200 shares were sold which resulted in a realized gain of $45 thousand which is included within "Realized gain on securities" in the consolidated statements of operations for the years ended December 31, 2022.

	December 31, 2022	December 31, 2021

Convertible note	$-	$539,351
End of period	$-	$539,351

	December 31, 2022	December 31, 2021

Beginning of year	$539,351	$-
Investment in convertible debt security	-	5,000,000
Accrued interest income on convertible debt security	17,753	179,101
Convertible debt and interest converted into marketable shares	(844,882)	(4,231,758)
Unrealized gain (loss) on convertible debt security	287,778	(407,992)
End of period	$-	$539,351

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

As part of that transaction, in which funding began in January 2021, the Company acquired $18.2 million of Borqs debt for $15.5 million and converted the debt into Borqs common stock, subsequently selling such shares for $32.6 million, provided $11.3 million to the Investor and realized a $5.7 million gain. The gain was recognized within "Realized gain on securities" in the consolidated statements of operations for the year ended December 31, 2021.

Note 5. Notes receivable from Seastar Medical Holding Corporation.

LMFAO and SeaStar Medical

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

On October 28, 2022, LMAO through the Sponsor, consummated the previously announced business combination transaction (the “LMAO Business Combination”) contemplated by that certain Agreement and Plan of Merger (the “Merger Agreement”), dated April 21, 2022, by and among LMAO, LMF Merger Sub, Inc., a Delaware corporation and direct wholly owned subsidiary of LMAO (“Merger Sub”), and SeaStar Medical, Inc., a Delaware corporation (“SeaStar Medical”). Pursuant to the Merger Agreement, upon the closing of the Business Combination, SeaStar Medical was merged with and into Merger Sub, with SeaStar Medical continuing as the surviving entity in the merger as a wholly-owned subsidiary of LMAO and with LMAO changing its name in connection with the merger to SeaStar Medical Holding Corporation (“SMHC”).

In connection with the closing of the LMAO Business Combination, on October 28, 2022, Sponsor and SMHC amended, restated, and consolidated (i) the original Promissory Note, dated July 29, 2022, issued by LMAO to Sponsor in the principal amount of $1,035,000 and (ii) the original Amended and Restated Promissory Note, effective June 30, 2022, issued by LMAO to Sponsor in the principal amount of $1,750,000 (collectively, the “Original Sponsor Notes”), by entering into one consolidated amended and restated promissory note with an aggregate principal amount of $2,785,000 (the “Amended Sponsor Note”). As of December 31, 2022 and December 31, 2021, there was $2,785 thousand of principal and $35 thousand of accrued interest on the Amended Sponsor Note included in Short-term investments – "Note receivable from Seastar Medical Holding Corporation." on the consolidated balance sheets.

On September 9, 2022, the Company entered into a Credit Agreement with SeaStar Medical pursuant to which the Company agreed to make advances to SeaStar Medical of up to $700,000 for general corporate purposes at an interest rate equal to 15% per annum. All advances made to SeaStar Medical under the Credit Agreement ("Original LMFA Note) and accrued interest were due and payable to LMFA on the maturity date. The agreement was modified on October 28, 2022 to reduce the interest rate to 7% per annum and the maturity date of the loan to October 30, 2023 ("amended LMFA Note"). As of December 31, 2022, SeaStar Medical has borrowed $700,000 under the amended LMFA Note. As of December 31, 2022 and December 31, 2021, there was $19 thousand and nil of accrued interest on the amended LMFA Note in Short-term investments – "Note receivable from Seastar Medical Holding Corporation." included in the consolidated balance sheets.

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

On November 2, 2022 the Company advanced $268 thousand to SeaStar Medical for working capital needs, which was repaid on January 18, 2023. As of December 31, 2022 and 2021 there was $268 thousand and nil of the advance included in Short term investments - "Note receivable from Seastar Medical Holding Corporation." on the consolidated balance sheets. As of December 31, 2022 and 2021 there was also approximately $12 thousand and nil in amounts payable from the Company to Seastar Medical included in "Due to related parties" on the consolidated balance sheets.

	December 31, 2022	December 31, 2021

Notes receivable from Seastar Medical Holding Corporation	$3,807,749	$-
End of period	$3,807,749	$-

	December 31, 2022	December 31, 2021

Beginning of year	$-	$-
Investment in Seastar Medical Holding Corporation notes receivable	3,753,090	-
Accrued interest income	54,659	-
End of period	$3,807,749	$-

Note 6. Fixed Assets, net

The components of fixed assets as of December 31, 2022 and 2021 are as follows:

	Useful Life (Years)	December 31, 2022	December 31, 2021
Mining machines	5	$27,637,041	-
Furniture, computer and office equipment	3-5	216,312	200,930
Gross fixed assets		27,853,353	200,930
Less: accumulated depreciation		(661,036)	(183,016)
Fixed assets, net		$27,192,317	$17,914

As of December 31, 2022, approximately 5,600 mining machines have been received or were in transit with legal title passed to the Company, of which approximately 2,700 were placed into service at a Core Scientific location. There were 2,682 machines at a Compute North location which were awaiting transfer to storage as of December 31, 2022. Depreciation has not commenced on those machines not yet in service. The Company’s depreciation expense recognized for the years ended December 31, 2022 and 2021 was approximately $478,000 and approximately $11,000, respectively.

During the years ended December 31, 2022 and 2021 approximately $38,000 and $0, respectively, of loss related to the write-off of mining machines was recorded within "Loss on disposal of assets" in the consolidated statements of operation. There was no impairment loss recorded on fixed assets during the years ended December 31, 2022 or 2021.

Note 7. Deposit on Mining Equipment and Hosting Services

As further described in Note 1, the Company has entered into a series of mining machine purchase agreements, hosting and colocation service agreements in association with our cryptocurrency mining operations which required deposits to be paid in advance of the respective asset or service being received.

As further described in Note 10, as of December 31, 2022 management determined that approximately $3.15 million of deposits previously paid to Uptime Armory LLC were not probable of recovery and the deposits were impaired. During the year ended December 31, 2022 and 2021, approximately $3.15 million and $0, respectively, were recorded as "Impairment loss on prepaid mining machine deposits" in the consolidated statements of operations. As of December 31, 2022 and 2021, the Company has a total of approximately $0.5 million and approximately $16.0 million, respectively, classified as "Deposits on mining equipment".

The Company classifies hosting deposit payments within "Hosting services deposits" in the consolidated balance sheets. As further described in Note 10, as of December 31, 2022 management determined that approximately $0.8 million of deposits previously paid to Uptime Hosting LLC during 2021 and approximately $1.0 million of deposits paid to Compute North LLC during the year ended December 31, 2022 were not probable of recovery and the deposits were impaired. During the years ended December 31, 2022 and 2021, approximately $1.8 million and $0, respectively, were recorded as "Impairment loss on prepaid hosting deposits" within the consolidated statements of operations. As of December 31, 2022 and 2021 the Company has a total of approximately $2.2 million and $0.8 million, respectively, classified as "Hosting services deposits".

Note 8. Long-term investments

Long-term investments – debt securities

Symbiont.IO

The Company entered into a secured promissory note and loan agreement with Symbiont.IO, Inc. (“Symbiont”) on December 1, 2021 under which the Company agreed to lend Symbiont an aggregate principal amount of up to $3.0 million, of which $2.0 million was drawn. The outstanding principal amount under the note bears interest at a rate of 16% per annum. The outstanding principal, plus any accrued and unpaid interest, became due and payable on December 1, 2022. The Symbiont note is secured by a first priority perfected security interest in the assets of Symbiont.

Symbiont filed for bankruptcy on December 1, 2022. On January 13, 2023 Symbiont entered into a stipulation agreement with LMF confirming their intent and ability to pay all amounts owed to LMFA under the previously filed motion, in addition to interest and legal fees accrued through the payoff date of January 24, 2023. There was approximately $0.3 million of cash collected since December 2022 into a Symbiont bank account which would provide the funds necessary to partially repay the amounts owed to the Company in full. We anticipate acquiring substantially all of the assets of Symbiont for $2.4 million. A $1.1 million loss allowance was recorded against the Symbiont debt security which was included within "Credit loss on debt securities" in the consolidated statements of operation for the year ended December 31, 2022.

As of December 31, 2021 due to the original terms for repayment of the Symbiont debt security, the amounts due from Symbiont were classified as Short-term investments - debt securities. As of a result of the bankruptcy filing of Symbiont, there is uncertainty around the expected duration of legal proceedings and timing of repayment of amounts due to the Company, therefore the Symbiont debt security was reclassified to "Long-term investments - debt security" as of December 31, 2022.

As of December 31, 2022 and December 31, 2021, there was $347 thousand and $27 thousand of accrued interest on the Symbiont security and $55 thousand and $0 of accrued reimbursement of legal fees incurred by the Company included in "Long-term investments - debt security" and "Short-term investments – debt security", respectively.

As part of the $2.0 million loan to Symbiont in December 2021, the Company received 700,000 warrants. Each warrant is immediately exercisable at a purchase price of $3.0642 per share of Common Stock, subject to adjustment in certain circumstances, and will expire on December 1, 2026. The Company determined the warrants to have a nominal value at inception due to lack of marketability and as of December 31, 2022 due to its bankruptcy.

The Symbiont debt security consisted of the following:

	December 31, 2022	December 31, 2021

Symbiont.IO note receivable	$2,027,178	$2,000,000
Accrued interest income on debt securities	320,000	27,178
Accrued recovery of legal fees	55,364	-
Allowance for losses on debt security	(1,052,542)	-
End of period	$1,350,000	$2,027,178

Long-term investments – equity securities

SeaStar Medical Holding Corporation - Warrants

In connection with LMF Acquisition Opportunities Inc (“LMAO”) initial public offering in January 2021, the Company’s affiliate LMFA Sponsor LLC ("Sponsor") purchased an aggregate 5,738,000 private placement warrants from LMAO (“Private Placement Warrants”) at a price of $1.00 per whole warrant. Each Private Placement Warrant is exercisable for one share of LMAO’s Class A common stock at a price of $11.50 per share, and as such meets the definition of a derivative as outlined within ASC 815, Derivatives and Hedging.

On October 28, 2022, the LMAO Business Combination was consummated and these warrants were assumed by SeaStar Medical. The warrants are recorded at fair value and are classified as long term investments in "Long-term investments - equity securities" on the consolidated balance sheets. The fair value of the private placement warrants is classified as Level 3 in the fair value hierarchy as the calculation is dependent upon company specific adjustments to the observable trading price of Seastar’s public warrants for lack of marketability. Prior to the consummation of the LMAO Business Combination, the fair value determination of the private placement warrants also included specific adjustments related to the risk of forfeiture if a business combination did not occur. Subsequent changes in fair value will be recorded in the income statement during the period of the change. As of December 31, 2022 and 2021, our re-measurement of the fair value of the private placement warrants resulted in an unrealized loss of approximately $1.5 and $3.8 million, respectively. The unrealized loss is included within "Unrealized gain on investment and equity securities" within the consolidated statements of operations.

"Long-term investments - equity securities" consist of the following:

Seastar Medical (formerly LMAO) Warrants	December 31, 2022	December 31, 2021

Seastar Medical (formerly LMAO) warrants	$464,778	$1,973,413
End of period	$464,778	$1,973,413

	December 31, 2022	December 31, 2021

Beginning of year	$1,973,413	$-
Investments in equity securities	-	5,738,000
Unrealized gain (loss) on equity securities	(1,508,635)	(3,764,587)
End of period	$464,778	$1,973,413

SeaStar Medical Holding Corporation - Common Stock

The Company is the sponsor of LMF Acquisition Opportunities, Inc. (“LMAO”), a special purpose acquisition company that completed an initial public offering in January 2021. Prior to LMAO’s initial public offering, LMFA Sponsor LLC (“Sponsor”), a 69.5% owned subsidiary of the Company, organized and initially capitalized LMAO by a $25,000 purchase of Class B shares par value $0.0001 per share, of LMAO. At the time of the initial public offering of LMAO, Sponsor purchased Private Placement Warrants that allow it to purchase 5,738,000 shares of Class A common stock at an exercise price of $11.50. The Class B shares and Private Placement Warrants were issued to and are held by Sponsor. The shares of Class B common stock of LMAO held by Sponsor automatically converted into shares of LMAO’s Class A common stock on a one-for-one basis at the time of LMAO’s initial business combination and are subject to certain transfer restrictions.

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

The Company’s investment in LMAO is held through a 69.5% equity interest in Sponsor. The LMAO IPO closed on January 28, 2021 and proceeds from LMAO’s IPO totaled $103.5 million. If LMAO does not complete a business combination within 18 months from the closing of LMAO’s IPO, the proceeds from the sale of the Private Placement Warrants (after LMAO IPO transaction costs) will be used to fund the redemption of the shares sold in the LMAO IPO (subject to the requirements of applicable law), and the private warrants will expire without value. The Sponsor held approximately 20% of the total common shares (Class A and Class B) in LMAO along with the 5,738,000 Private Placement Warrants. The Sponsor is managed by the Company.

As a result of the LMAO IPO, we ceased having a controlling financial interest in LMAO as of January 28, 2021. Additionally, as our retained investment in LMAO was accounted for using the fair value election available for equity method investments, we were required to remeasure our retained interest in LMAO at fair value and include any resulting adjustments as part of an unrealized gain or loss on investment. The fair value of our retained interest in LMAO was classified as Level 3 in the fair value as the calculation included company-specific adjustments applied to the observable trading price of LMAO’s Class A common stock related risk of forfeiture should LMAO not consummate a business combination.

On October 28, 2022, the LMAO Business Combination was consummated with SeaStar Medical. Upon the closing of the Merger, the registrant changed its name from LMF Acquisition Opportunities, Inc. to SeaStar Medical Holding Corporation, and shares of Class B common stock, par value $0.0001 per share, of LMAO automatically converted into shares of Class A common stock, par value $0.0001 per share, of LMAO on a one-to-one basis, and the Class A Common Stock and Class B Common Stock of LMAO was reclassified as Common Stock of SMHC. SMHC’s Class A common stock and public warrants commenced trading on the Nasdaq Stock Market under the ticker symbols “ICU” and “ICUCW,” respectively, on November 1, 2022. As of December 31, 2022, Sponsor holds 2,587,500 shares, or approximately 20% of the total common shares of SMHC, along with 5,738,000 private placement warrants. Taking into consideration the approximately 30% minority interest in Sponsor, the percentage of ownership in the total common shares of SMHC that is attributable to the Company is approximately 14%.

As part of the merger, Sponsor agreed that it will not transfer its shares of ICU Common Stock until the date that is the earlier of (1) the twelve month anniversary of the closing of the merger and (2) the last sale price of the Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the close of the merger.

The Company evaluated the impact of the LMAO Business Combination and determined that our investment in SeaStar Medical continues to meet the criteria for the equity method of accounting, for which we have elected the fair value option. We remeasure our retained interest in SeaStar Medical's common stock at fair value and include any resulting adjustments as part of our gain or loss on investments. The fair value of our retained interest in SeaStar Medical's common stock is classified as Level 1 in the fair value hierarchy as the fair value is based upon the observable trading price of ICU common stock. The trading price of ICU common stock as of December 31, 2022 was $4.10 per share. Subsequent changes in fair value will be recorded in the income statement during the period of change. As of December 31, 2022 and 2021, our re-measurement of the fair value of ICU (formerly LMAO) common stock resulted in an unrealized gain of approximately $5.9 and $4.7 million, respectively. The unrealized gain is included within "Unrealized gain on investment and equity securities" within the consolidated statements of operations.

	December 31, 2022	December 31, 2021

Seastar Medical Holding Corporation common stock	$10,608,750	$-
Investment in unconsolidated affiliate	-	4,676,130
End of period	$10,608,750	$4,676,130

	December 31, 2022	December 31, 2021

Beginning of year	$4,676,130	$25,000
Unrealized gain on equity investment	5,932,620	4,651,130
End of period	$10,608,750	$4,676,130

The net unrealized gain on securities from the Company’s investment in SMHC's (formerly LMAO) common stock and warrants totaled $4.4 million and $0.9 million for the years ended December 31, 2022 and 2021, respectively.

Note 9. Debt and Other Financing Arrangements

Debt of the Company consisted of the following at December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Financing agreement with Imperial PFS that is unsecured. Down payment of $78,000 was required upfront and equal installment payments of $45,672 to be made over a 10 month period. The note matures on August 1, 2023. Annualized interest is 7.35%.	$365,379	$-

Financing agreement with Imperial PFS that is unsecured. Down payment of $15,000 was required upfront and equal installment payments of $13,799 to be made over an 8 month period. The note matures on August 1, 2023. Annualized interest is 7.35%.	110,396	-

Financing agreement with FlatIron capital that was unsecured. Down payment of $36,255 was required upfront and equal installment payments of $19,114 were made over a 10 month period. The note matured on May 1, 2022. Annualized interest was 3.95%.	-	114,688
	$475,775	$114,688

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

On May 6, 2021, we received notice from the Paycheck Protection Program that $157,250 of our loan had been forgiven. As such, we paid the remaining balance of $28,534 by December 31, 2021.

Minimum required principal payments on the Company’s debt as of December 31, 2022 are as follows :

2023	$475,775
$475,775

Note 10. Commitments and Contingencies

Leases

The Company leases certain office space and office equipment under non-cancelable operating leases. Leases with an initial term of one year or less are not recorded on the balance sheet, and the Company generally recognizes lease expense for these leases on a straight-line basis over the lease term. As of December 31, 2022, the Company’s long term operating lease has a remaining lease term of 32 months and includes options to renew the leases. The exercise of lease renewal options is generally at the Company’s sole discretion. The Company’s leases do not contain any material residual value guarantees or material restrictive covenants. The Company does not have any material financing leases.

The Company determines if an arrangement is a lease at inception. Operating lease ROU assets and current and long-term operating lease liabilities are separately stated on the Consolidated Balance Sheet. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The present value of future lease payments are discounted using either the implicit rate in the lease, if known, or the Company’s incremental borrowing rate for the specific lease as of the lease commencement date. The ROU asset is also adjusted for any prepayments made or incentives received. The lease terms include options to extend or terminate the lease only to the extent it is reasonably certain any of those options will be exercised. Lease expense is recognized on a straight-line basis over the lease term. The Company accounts for lease components (e.g., fixed payments) separate from the non-lease components (e.g., common-area maintenance costs).

The Company’s office lease began July 15, 2019 and was due to expire on July 31, 2022. During the first quarter of 2022 the Company exercised its option to extend its office lease to July 31, 2025. The Company accounted for the lease extension as a lease modification under ASC 842. Due to the lease extension, the Company remeasured the lease liability and ROU asset associated with the lease. As of the effective date of modification, the Company recorded an adjustment to the right-of-use asset and lease liability in the amount of $300,787 based on the net present value of lease payments discounted using an estimated incremental borrowing rate of 7.5%. Subsequent renewal options were not considered probable of being exercised as of December 31, 2022. This office space is in a building owned by a board member.

The Company shares this space and the related costs associated with this operating lease with a related party (see Note 12) that also performs legal services associated with the collection of delinquent assessments. The related party has a sub-lease for approximately $4,800 per month plus operating expenses. Lease expense recognized for the years ended December 31, 2022 and 2021 was approximately $108,000 and $59,000, respectively. Sublease income recognized for the years ended December 31, 2022 and 2021 was approximately $94,000 and $59,000, respectively.

The following table presents supplemental balance sheet information related to operating leases as of December 31, 2022 and 2021:

	Balance Sheet Line Item	December 31, 2022	December 31, 2021
Assets
ROU assets	Right of use asset, net	$265,658	$59,969
Total lease assets		$265,658	$59,969

Liabilities
Current lease liabilities	Lease liability	$90,823	$68,002
Long-term lease liabilities	Lease liability	179,397	-
Total lease liabilities		$270,220	$68,002

Weighted-average remaining lease term (in years)		2.7	0.6
Weighted-average discount rate		7.50%	6.55%

The following table presents supplemental cash flow information and non-cash activity related to operating leases for the years ended December 31, 2022 and 2021:

	For the Years Ended December 31,
	2022	2021
Operating cash flow information
Cash paid for amounts included in the measurement of lease liabilities	$(98,569)	$(103,646)
Non-cashflow information
ROU assets and operating lease obligation recognized	$300,787	$-

The following table presents maturities of operating lease liabilities on an undiscounted basis as of December 31, 2022:

Operating Leases
2023	108,039
2024	113,794
2025	77,733
(less: imputed interest)	(29,346)
$270,220

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

On March 9, 2022, legal counsel to a purported stockholder of the Company threatened to file a direct and derivative complaint alleging breaches of fiduciary duty by the Company’s officers and directors, primarily with respect to (i) the Amended and Restated Employment Agreements entered into by the Company with each of Mr. Rodgers and Mr. Russell in October 2021; (ii) the approval of actions taken at our 2021 annual meeting of stockholders in December 2021; (iii) payments made to Business Law Group, P.A. in exchange for services provided pursuant to the Services Agreement between the Company and Business Law Group; and (iv) strategic advisory agreements entered into by us in connection with our planned cryptocurrency mining business. On May 20, 2022, the Company and the purported stockholder agreed to a settlement of the stockholder’s alleged claims under which the Company is required to seek a new independent director to replace Joel Rodgers within six months of the settlement date, engage a compensation consultant to review certain sections of the Company’s executive employment agreements within ninety days of the settlement date, make changes in response to the consultant’s recommendation within six months of the settlement date and pay the attorney fees and other related legal costs incurred by the counterparty in an amount of $275,000. The settlement payment is included within "Professional Fees" within our consolidated statements of operations for the Twelve Months ended December 31, 2022. The Company satisfied the other settlement terms in a timely matter.

In October 2021, we entered into a sale and purchase agreement (the “Uptime Purchase Agreement”) with Uptime Armory LLC (“Uptime”) pursuant to which US Digital agreed to purchase, and Uptime agreed to supply to US Digital, an aggregate of 18 modified 40-foot cargo containers (“POD5ive containers”) that will be designed to hold and operate 280 S19 Pro Antminers manufactured by Bitmain. The purchase price of the POD5ive containers totals $3.15 million, of which $2.4 million or 75% was paid in 2021 as a non-refundable down payment and the remaining 25% was paid after Uptime delivered a “notice of completion” of the equipment in 2022. However, no containers have been delivered as of December 31, 2022.

On November 8, 2022, LMFA filed an action in Florida circuit court against Uptime Armory, LLC and Bit5ive, LLC in a case styled US Digital Mining and Hosting Co. LLC v. Uptime Amory, LLC and Bit5ive, LLC (Fla. 11thCir. Ct., November 8, 2022). In that action, we alleged breach of contract and violation of the Florida Deceptive and Unfair Trade Practices Act and are seeking, among other things, damages of $3.15 million for non-delivery of the 18 POD5ive containers. The Defendants in this action filed a motion to compel confidential arbitration action. The court has now stayed the action in the Florida Circuit Court, and ordered the parties to confidential arbitration governed by the American Arbitration Association and the case is proceeding to arbitration. We recorded an impairment charge of $3.15 million on our mining machine deposit in the fourth quarter of 2022 and is reported on our Consolidated Statements of Operations as Impairment loss on prepaid mining machine deposits.

In October 2021, US Digital also entered into a hosting agreement with Uptime Hosting LLC (the “Hosting Agreement”) to host the Company’s 18 POD5ive containers at a secure location and provide power, maintenance and other services specified in the contract for 6 cents per kilowatt with a term of one year. Under the Hosting Agreement we paid a deposit of $0.8 million in 2021 and were required to pay an additional deposit for each container three months prior to delivery at the hosting site of $44 thousand and a final deposit for each container one month prior to arrival at the hosting site of $44 thousand. The deposits paid for hosting services under the Hosting Agreement are refundable. On June 29, 2022, the Company and Uptime Hosting LLC entered into a Release and Termination Agreement in which the Hosting Agreement was terminated and Uptime Hosting LLC agreed to pay the $0.8 million. We recorded an impairment charge of $0.8 million on our prepaid hosting deposit in the fourth quarter of 2022 and is reported on our Consolidated Statements of Operations as Impairment loss on prepaid hosting deposits.

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

Note 11. Income Taxes

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

Under ASC 740-10-30-5, Income Taxes, deferred tax assets should be reduced by a valuation allowance if, based on the weight of available evidence, it is more-likely-than-not (i.e., a likelihood of more than 50%) that some portion or all of the deferred tax assets will not be realized. The Company considers all positive and negative evidence available in determining the potential realization of deferred tax assets including, primarily, the recent history of taxable earnings or losses. Based on operating losses reported by the Company during 2022, 2020 and 2019, the Company concluded there was not sufficient positive evidence to overcome this recent operating history. As a result, the Company believed that a valuation allowance was necessary based on the more-likely-than-not threshold noted above. The Company has recorded a valuation allowance of approximately $8.5 million as of December 31, 2022 and $3.2 million as of December 31, 2021.

Significant components of the tax expense (benefit) recognized in the accompanying Consolidated Statements of Operations for the years ended December 31, 2022 and December 31, 2021 are as follows:

	Year Ended December 31,
	2022	2021
Current tax benefit
Federal	$1,196,415	$290,238
State	241,651	35,940
Total current tax expense	1,438,066	326,178
Deferred tax expense - Federal	(4,181,816)	1,126,450
Deferred tax expense - State	(1,041,813)	-
Valuation allowance (expense)	5,223,628	(1,126,450)
Income tax expense	$1,438,066	$326,178

The reconciliation of the income tax computed at the combined federal and state statutory rate of (5.4%) for the year ended December 31, 2022 and 6.1% for the year ended December 31, 2021 to the income tax benefit is as follows:

	Year Ended December 31,		Year Ended December 31,
	2022	2022	2021	2021
Benefit on net loss	$(5,553,496)	21.0%	$1,445,949	27.1%
Stock based compensation	3,222,271	-12.2%	-	0.0%
Section 382 adjustment	(786,165)	3.0%	-
Nondeductible expenses	-	-	6,678	0.1%
Valuation allowance (expense)	5,223,627	-19.8%	(1,126,449)	-21.1%
State income taxes, net of federal benefit	(470,684)	1.8%	-	0.0%
Change in tax rate	(197,487)	0.7%	-	-
Tax expense (benefit)/effective rate	$1,438,066	-5.4%	$326,178	6.1%

The significant components of the Company’s deferred tax liabilities and assets as of December 31, 2022 and December 31, 2021 are as follows:

	As of December 31,
	2022	2021
Deferred tax liabilities:
Depreciation	$538,866	$-
Right to use assets	67,052	-
Deferred vendor stock compensation	-	261,323

Total deferred tax liabilities	605,918	261,323
Deferred tax assets:
Loss carryforwards - Federal	5,922,644	2,101,401
Loss carryforwards - State	1,195,806	-
Stock option expense	490,892	669,959
Amortization	395,272	503,607
Allowance for credit losses	14,555	16,539
Right to use liability	68,203	-
Unrealized loss on securities	986,639	216,284
Charitable contributions	2,000	-

Total deferred tax asset	9,076,011	3,507,790

Valuation allowance	(8,470,093)	(3,246,467)
Net deferred tax asset	$-	$-

As a result of various equity transactions prior to the incorporation, the former members of the Predecessor recognized taxable gains associated with redemption consideration and/or deficit capital accounts totaling approximately $5.25 million. In accordance with ASC 740-20-45-11, the Company accounted for the tax effect of the step up in income tax basis related to these transactions with or among shareholders and recognized a deferred tax asset and corresponding increase in equity of approximately $1.91 million. Federal net operating loss carryforwards of approximately $512,000 related to 2015, $3,959,000 related to 2016, $2,977,000 related to 2017, $1,408,000 related to 2018, $1,950,000 related to 2019, and $5,070,000 related to 2020 will expire in 2035, 2036, 2037, 2038, respectively and net operating loss generated after January 1, 2018 will not expire. The Company's federal and state tax returns for the 2018 through 2021 tax years generally remain subject to examination by U.S. and various state authorities.

Pursuant to IRC §382 of the Internal Revenue Code, the utilization of net operating loss carryforwards and tax credits may be limited as a result of a cumulative change in stock ownership of more than 50% over a three year period. The Company underwent such a change and consequently, the utilization of a portion of the net operating loss carryforwards is subject to certain limitations.

Note 12. Related Party Transactions

Legal services for the Company associated with the collection of delinquent assessments from property owners was performed by a law firm (Business Law Group “BLG”) which was owned solely by Bruce M. Rodgers, the chairman and CEO of the Company, until and through the date of its initial public offering in 2015. Following the initial public offering, Mr. Rodgers transferred his interest in BLG to other attorneys at the firm through a redemption of his interest in the firm, and BLG is now under control of those lawyers.

The law firm has historically performed collection work primarily on a deferred billing basis wherein the law firm receives payment for services rendered upon collection from the property owners or at amounts ultimately subject to negotiations with the Company.

Under the agreement, the Company paid BLG a fixed monthly fee of $82,000 per month for services rendered. The Company paid BLG a minimum per unit fee of $700 in any case where there is a collection event and BLG received no payment from the property owner. This provision was expanded to also include any unit where the Company has taken title to the unit or where the Association has terminated its contract with either BLG or the Company.

On February 1, 2022, the Company consented to the assignment by BLG to the law firm BLG Association Law, PLLC (“BLGAL”) of the Services Agreement, dated April 15, 2015, previously entered into by the Company and Business Law Group, P.A. (the “Services Agreement”). The Services Agreement had set forth the terms under which Business Law Group, P.A. would act as the primary law firm used by the Company and its association clients for the servicing and collection of association accounts. The assignment of the Services Agreement was necessitated by the death of the principal attorney and owner of Business Law Group, P.A. In connection with the assignment, BLGAL agreed to amend the Services Agreement on February 1, 2022, to reduce the monthly compensation payable to the law firm from $82,000 to $53,000 (the “Amendment”). Bruce M. Rodgers is a 50% owner of BLGAL, and the assignment and Amendment was approved by the independent directors of the Company. A $150 thousand termination fee was also paid to BLG in association with the assignment.

The Company had originally engaged BLG on behalf of many of its Association clients to service and collect the Accounts and to distribute the proceeds as required by Florida law and the provisions of the purchase agreements between LMF and the Associations. This engagement was subsequently assigned to BLGAL as described above. Ms. Gould, who is a Director of the Company, worked as the General Manager of BLG and works as the General Manager of BLGAL.

Amounts paid to BLG or BLGAL for the years ended December 31, 2022 and 2021 were approximately $665,000 and $984,700, respectively.

Under the Services Agreement in effect during the years ended December 31, 2022 and 2021, the Company pays all costs (lien filing fees, process and serve costs) incurred in connection with the collection of amounts due from property owners. Any recovery of these collection costs are accounted for as a reduction in expense incurred. The Company incurred expenses related to these types of costs of $63,000 and $97,000, during 2022 and 2021, respectively. Recoveries during the years ended December 31, 2022 and 2021 related to those costs were approximately $75,000 and $93,000, respectively.

The Company also shares office space, personnel and related common expenses with BLGAL (previously BLG). All shared expenses, including rent, are charged to BLGAL based on an estimate of actual usage. Any expenses of BLGAL or BLG paid by the Company that have not been reimbursed or settled against other amounts are reflected as due from related parties in the accompanying consolidated balance sheet. BLGAL and BLG, as applicable were charged a total of approximately $59,600 for the office sub-lease during the years ended December 31, 2022 and 2021, respectively. The charges for certain shared personnel totaled approximately $172,000 and $240,000 for the years ended December 31, 2022 and 2021, respectively.

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

Amounts payable to BLGAL and BLG in aggregate as of December 31, 2022 and 2021 were approximately $63,000 and $121,000, respectively.

Note 13. Stockholders’ Equity

Stock Issuance

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

The Company agreed to an underwriting discount of 8% of the public offering price of the Units sold in this offering. In addition, the Company issued to Maxim Group LLC (or its designee) warrants to purchase to purchase an aggregate of 3% of the number of shares of Common Stock sold in the Public Offering, which warrants entitle the holder to purchase up to an aggregate of 217,894 shares of Common Stock after the October 20 Over-Allotment Closing (the “Representative’s Warrants”). The Representative’s Warrants have an exercise price equal to $5.94, which is 110% of the offering price in the Public Offering. The Representative’s Warrants may be exercised on a cashless basis and became exercisable six months following the closing date until April 16, 2025.

The Company issued 200,000 shares on November 4, 2021 pursuant to an agreement that is for one year with two vendors who provide consulting in the blockchain and crypto currency field. The total fair value of the stock at the time of issuance was approximately $1,318,000 of which we expensed $1,098,331 and $219,667 for the years ended December 31, 2022 and 2021, respectively.

The Company also issued 73,940 shares to management as part of their employment contracts of which $229,500 was expensed. The shares were physically issued in February 2022.

Stock Warrants

The following is a summary of the stock warrant plan activity during the years ended December 31, 2022 and 2021:

	2022		2021
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Warrants Outstanding at Beginning of the year	7,702,441	$5.00	2,718,012	$4.20

Granted	-	-	7,481,041	5.03
Exercised	-	-	2,496,612	4.22
Adjustment	-	-	-	-
Forfeited	25,000	4.50	-	-

Warrants Outstanding and Exercisable at End of Year	7,677,441	$5.00	7,702,441	$5.00

The aggregate intrinsic value of the outstanding common stock warrants as of December 31, 2022 and 2021 was approximately $0 and $177,000, respectively.

On October 31, 2018, the Company issued warrants as part of its secondary offering that allowed for the right to purchase 500,000 shares of common stock at an exercise price of $12.00 per share which were subsequently adjusted due to an issuance of shares in August 2020 to $3.35 per share. These warrants have an average remaining life of .8 years as of December 31, 2022 and expire in the year 2023. During the year ended December 31, 2021 warrants for 299,000 shares were exercised for approximately $1,004,000. No warrants were exercised during the year ended December 31, 2022.

On August 18, 2020, the Company issued warrants as part of its secondary offering that allowed for the right to purchase 2,240,000 shares of common stock at an exercise price of $4.50 per share. These warrants have an average remaining life of 2.63 years as of December 31, 2022 and expire in the year 2025. During the years ended December 31, 2021, warrants for 1,901,700 shares were exercised for $8,539,800. No warrants were exercised during the year ended December 31, 2022.

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

As part of its underwriting agreement dated, October 31, 2018, the Company issued additional warrants, effective May 1, 2019, to its underwriter as part of its secondary offering that allowed for the right to purchase 25,000 shares of common stock at an exercise price of $13.20 per share on or after May 1, 2019. These warrants expired on May 2, 2022.

During the year ended December 31, 2021, warrants for 140,500 shares related to the 2021 Public Offerings were exercised for approximately $702,000.

Stock Options

The following is a summary of the stock option plan activity during the years ended December 31, 2022 and 2021:

	2022		2021
	Number of	Weighted Average	Number of	Weighted Average
	Options	Exercise Price	Options	Exercise Price

Options Outstanding at Beginning of the year	3,956,827	$6.20	3,860	$302.55

Granted	764,435	0.59	3,953,067	5.95
Cancelled	3,600,000	5.95	-	-
Forfeited	-	-	100	625.00

Options Outstanding at End of Year	1,121,262	$3.26	3,956,827	$6.20

Options Exercisable at End of Year	182,660	$11.88	3,760	$302.55

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

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions. The model requires the use of subjective assumptions. Expected volatility was based on the historical and expected volatility of the Company. The expected life (in years) was determined using historical data to estimate options exercise patterns. The Company does not expect to pay any dividends for the foreseeable future thus a value of zero was used in the calculation. The risk-free interest rate was based on the rate for US Treasury bonds commensurate with the expected term of the granted options. The Company recognizes this value as an expense over the period in which the stock options vest.

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

Significant assumptions used in the option-pricing model to fair value options granted were as follows:

2021
Risk-free rate	1.23%
Expected life	5.37 years
Expected volatility	128%
Expected dividend	—

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

On November 18, 2022, the Company and the CEO and CFO agreed to cancel options representing 3.6 million shares that were issued in October 2021 with a an exercise price of $5.95 per share. The cancellation was treated as a settlement for no consideration and all remaining unrecognized compensation as of the date of cancellation was accelerated. This resulted in recognition of approximately $5.3 million of stock compensation expense associated with the award cancellation.

Option Awards – Fiscal Year 2022

In December 2022 the Company granted to a director a total of 37,314 stock options at an exercise price of $0.67 per share that expire after 10 years. In December 2022 the Company granted to its directors a total of 727,121 stock options at an exercise price of $0.59 per share that expire after 10 years. Both of these awards will vest over a twelve month period with 50% after 6 months and the remaining 50% at end of twelve months. The grant date fair value of the options was $0.58 and $0.50, respectively.

The options awarded to the directors were valued using the Black-Scholes option pricing model. Total expense to be recognized after adjusting for forfeitures for the director options for these 2022 awards is approximately $409 thousand.

Significant assumptions used in the option-pricing model to fair value options granted were as follows:

2022
Risk-free rate	3.53% - 3.83%
Expected volatility	119%
Expected life	10 years
Expected dividend	—

Compensation expense recognized for stock options for the years ended December 31, 2022 and 2021 was approximately $16.6 million and $2.3 million, respectively. The remaining unrecognized compensation cost associated with unvested stock options as of December 31, 2022 and 2021 is approximately $0.6 million and $16.8 million, respectively.

At December 31, 2022 and 2021, the stock options had a remaining life of approximately 9.6 years and 9.8 years, respectively.

The aggregate intrinsic value of the outstanding common stock options as of December 31, 2022 and 2021 was $0 and $0 respectively.

Note 14. Segment Information

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

	Year Ended December 31, 2022
	Specialty Finance	Mining Operations	All Other	Total
Revenue, net	$788,391	$945,560	$-	$1,733,951
Depreciation and Amortization	3,348	471,049	3,623	478,020
Operating loss	(1,122,872)	(1,014,327)	(22,538,786)	(24,675,985)
Realized loss on securities	-	-	(349,920)	(349,920)
Realized gain on convertible debt securities	-	-	287,778	287,778
Realized gain on sale of digital assets	-	-	20,254	20,254
Unrealized gain on investment and equity securities	-	-	4,423,985	4,423,985
Unrealized loss on marketable securities	-	-	(56,830)	(56,830)
Impairment loss on digital assets	-	-	(467,406)	(467,406)
Impairment loss on prepaid deposits	-	(3,150,000)	-	(3,150,000)
Impairment loss on prepaid hosting deposits	-	(1,790,712)	-	(1,790,712)
Digital assets other income	-	-	5,658	5,658
Interest income	-	-	399,094	399,094
Dividend income	-	-	3,875	3,875
Loss on disposal of assets	-	-	(38,054)	(38,054)
Loss before income taxes	(1,122,872)	(5,993,094)	(19,329,255)	(26,445,221)
Fixed Asset Additions	1,612	27,683,559	5,304	27,690,475

	Year Ended December 31, 2021
	Specialty Finance	Mining Operations	All Other	Total
Revenue, net	$898,941	$-	$-	$898,941
Depreciation and Amortization	10,409	-	678	11,087
Operating loss	(787,812)	-	(7,644,567)	(8,432,379)
Realized gain on securities	-	-	13,817,863	13,817,863
Realized gain on sale of digital assets	-	-	502,657	502,657
Unrealized gain on investment and equity securities	-	-	886,543	886,543
Unrealized loss on convertible debt security	-	-	(407,992)	(407,992)
Unrealized loss on marketable securities	-	-	(1,387,590)	(1,387,590)
Impairment loss on digital assets	-	-	(23,720)	(23,720)
Dividend income	-	-	2,113	2,113
Interest income	-	-	211,427	211,427
Interest expense	-	-	(653)	(653)
Forgiveness of Debt	-	-	157,250	157,250
Income (loss) before income taxes	(787,812)	-	6,117,106	5,329,294
Fixed Asset Additions	5,664	-	8,747	14,411

Note 15. Subsequent Events

On January 26, 2023, the Company entered into a hosting agreement (the “Phoenix Hosting Agreement”) with Phoenix Industries Inc. (“Phoenix”) pursuant to which Phoenix agreed to host 228 of the Company's Bitcoin Miner S19J Pro machines at a secure location and provide power, maintenance and other services specified in the contract with a term of two years. This Phoenix Hosting Agreement will renew automatically for an additional two years if we provide written notice to Phoenix of its desire of renewal at least sixty (60) days in advance of the conclusion of the initial term of two years, unless terminated sooner pursuant to the terms of the Phoenix Hosting Agreement. As required under the Phoenix Hosting Agreement, the Company paid approximately $36 thousand as a deposit in January 2023. These machines were energized in January 2023.

On March 9, 2023, the Company entered into a hosting agreement (the “Longbow Hosting Agreement”) with Longbow HostCo LLC. (“Longbow”) pursuant to which Longbow agreed to host 500 of the Company's Bitcoin Miner S19J Pro machines at a secure location and provide power, maintenance and other services specified in the contract with a term of two years. Upon written request from us at least ninety (90) days prior to the conclusion of the then current term and approval by Longbow, the term shall renew for successive one (1) year periods with a three percent (3%) increase as of the commencement of each renewal term unless terminated sooner pursuant to the terms of the Longbow Hosting Agreement. As required under the Longbow Hosting Agreement, the Company paid approximately $157 thousand as a deposit in March 2023.

On March 24, 2023, SeaStar Medical repaid $0.9 million of its $3.8 million outstanding note receivable.

On January 18, 2023, SeaStar Medical repaid the $268 thousand advanced by the Company for working capital needs on November 2, 2022.

Exhibit Index

Exhibit Number	Description

3.1

Certificate of Incorporation of LM Funding America, Inc., as amended (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 filed on January 24, 2022 (Registration No. 333-262316))

3.2	Restated By-Laws of LM Funding America, Inc. (incorporated by reference to Exhibit 3.2 to the Form 10-Q filed on November 17, 2022)
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 (Amendment No. 2) filed on August 27, 2015 (Registration No. 333-205232))
4.2	Form of Common Warrant. (incorporated by reference to Exhibit 4.1 to Form 8-K filed on November 5, 2018)
4.3	Form of Underwriter’s Warrant. (incorporated by reference to Exhibit 4.2 to Form 8-K filed on November 5, 2018)
4.4	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to Form 8-K filed on August 18, 2020)
4.5	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934, as amended (incorporated by reference to Exhibit 4.8 of the Form 10-K filed on April 14, 2020)
4.6	Representative’s Warrant, dated September 8, 2021 (incorporated by reference from Exhibit 4.1 from Form 8-K filed on September 9, 2021)
4.7	Form of Investor Warrant (incorporated by reference from Exhibit 4.2 from Form 8-K filed on September 9, 2021)
4.8	Form of Representative’s Warrant (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on October 20, 2021)
4.9	Form of Common Warrant (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on October 20, 2021)
4.10	Form of Common Stock Warrant (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on December 7, 2021)
10.1#	LM Funding America, Inc. 2015 Omnibus Incentive Plan. (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on October 23, 2015)
10.2#	Form of LM Funding America, Inc. 2015 Omnibus Incentive Plan Stock Option Award Agreement. (incorporated by reference to Exhibit 10.5 to the Form 8-K filed on October 23, 2015)
10.3#	Form of LM Funding America, Inc. 2015 Omnibus Incentive Plan Restricted Stock Award Agreement. (incorporated by reference to Exhibit 10.6 to the Form 8-K filed on October 23, 2015)
10.4

Software License Agreement, dated April 15, 2015, between LM Funding, LLC and Business Law Group, P.A. (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 filed on June 25, 2015 (Registration No. 333-205232))

10.5#

Form of Indemnification Agreement entered into between LM Funding America, Inc. and its directors and officers. (incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-1 filed on June 25, 2015 (Registration No. 333-205232)

10.6#	Warrant Agreement dated January 25, 2021 between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 25, 2021)
10.7#

Amended and Restated Employment Agreement of Bruce M. Rodgers, dated October 27, 2021, by and between the Company and Bruce M. Rodgers (incorporated by reference to Exhibit 10.6 to the Form 8-K filed on November 1, 2021)

10.8#

Amended and Restated Employment Agreement of Richard Russell, dated October 27, 2021, by and between the Company and Richard Russell (incorporated by reference to Exhibit 10.7 to the Form 8-K filed on November 1, 2021)

10.9#	Employment Agreement, dated October 27, 2021, by and between the Company and Ryan Duran (incorporated by reference to Exhibit 10.8 to the Form 8-K filed on November 1, 2021)
10.10#	LM Funding America, Inc. 2021 Omnibus Incentive Plan. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on November 1, 2021)
10.11	Symbiont Secured Note dated December 1, 2021, between LMFA Financing LLC and Symbiont Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on December 7, 2021)
10.12#	Form of Stock Option Award Agreement (2021 Omnibus Incentive Plan) (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on November 1, 2021)
10.13#	Form of Stock Option Award Agreement for executive officer option grants made on October 28, 2021 (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on November 1, 2021)
10.14#	Form of Stock Option Award Agreement for non-employee directors (incorporated by reference to Exhibit 10.5 to the Form 8-K filed on November 1, 2021)
10.15#	LM Funding America, Inc. Non-Employee Director Compensation Program, as amended (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on November 18, 2022)
10.16

Services Agreement Amendment dated effective as of February 1, 2022, between LM Funding America, Inc. and BLG Association Law, PLLC (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on February 4, 2022)

EX-1

Exhibit Number	Description
10.17

Master Services Agreement, entered into September 6, 2022 but effective as of August 29, 2022, between Core Scientific, Inc. and U.S. Digital Mining and Hosting Co, LLC (incorporated by reference to Exhibit 10.2 to the Form 8-K filed September 8, 2022)

10.18

Consolidated Amended and Restated Promissory Note, dated October 28, 2022, issued by SeaStar Medical Holding Corporation. to LMFAO Sponsor, LLC (incorporated by reference to Exhibit 10.1 to the Form 8-K filed November 3, 2022)

10.19

Amended and Restated Promissory Note, dated October 28, 2022, issued by SeaStar Medical, Inc. to LM Funding America, Inc. (incorporated by reference to Exhibit 10.2 to the Form 8-K filed November 3, 2022)

10.20

Security Agreement, dated October 28, 2022, among SeaStar Medical Holding Corporation, SeaStar Medical, Inc., and LMFAO Sponsor, LLC (incorporated by reference to Exhibit 10.3 to the Form 8-K filed November 3, 2022)

10.21

Security Agreement, dated October 28, 2022, among SeaStar Medical, Inc., SeaStar Medical, Inc., and LM Funding America, Inc. (incorporated by reference to Exhibit 10.4 to the Form 8-K filed November 3, 2022)

10.22#

Amendment No. 1 to Amended and Restated Employment Agreement, dated November 16, 2022, by and between the Company and Bruce Rodgers (incorporated by reference to Exhibit 10.1 to the Form 8-K filed November 18, 2022)

10.23#

Amendment No. 1 to Amended and Restated Employment Agreement, dated November 16, 2022, by and between the Company and Richard Russell (incorporated by reference to Exhibit 10.2 to the Form 8-K filed November 18, 2022)

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

LM FUNDING AMERICA, INC.

Date: March 31, 2023	By:	/s/ Bruce M. Rodgers
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

Name	Title	Date

/s/ Bruce M. Rodgers
Bruce M. Rodgers	Chief Executive Officer and Chairman of the Board of Directors
	(Principal Executive Officer)	March 31, 2023

/s/ Richard Russell
Richard Russell	Chief Financial Officer
	(Principal Financial Officer and Principal Accounting Officer)	March 31, 2023

/s/ Carollinn Gould
Carollinn Gould	Member of the Board of Directors	March 31, 2023

/s/ Andrew Graham
Andrew Graham	Member of the Board of Directors	March 31, 2023

/s/ Frank Silcox	Member of the Board of Directors	March 31, 2023
Frank Silcox

/s/ Todd Zhang	Member of the Board of Directors	March 31, 2023
Todd Zhang

/s/ Douglas McCree	Member of the Board of Directors	March 31, 2023
Douglas McCree

/s/ Frederick Mills	Member of the Board of Directors	March 31, 2023
Frederick Mills

1