Form 10-K/A
period 2022-12-31
LM FUNDING AMERICA, INC.
filed 2023-04-28
CIK 1640384

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

The number of shares of the Registrant’s common stock outstanding as of April 24, 2023 was 13,091,883.

Explanatory Note

This Amendment No. 1 (this “Amendment”) amends the Annual Report on Form 10-K for the year ended December 31, 2022, of LM Funding America, Inc. (the “Company,” “we”, or “our”), which we filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2023 (the “Original Filing”). This Amendment is being filed to amend and restate Items 10, 11, 12, 13, and 14 of Part III of the Form 10-K in their entirety to provide the information that the Company indicated that it would incorporate by reference from its Proxy Statement for the 2023 annual report of the stockholders in reliance on General Instruction G(3) to Form 10-K.

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

There is no family relationship among any of the directors and/or executive officers of the Company except as follows: Bruce M. Rodgers, our Chairman of the Board of Directors, Chief Executive Officer and President, and Carollinn Gould, our director, have been married since 2004.

Directors whose present terms continue until the next annual meeting of stockholders to be hel din 2023 (Class I):

Bruce M. Rodgers.Mr. Rodgers, age 59, serves as the Chairman of the Board of Directors, Chief Executive Officer and President of the Company. Prior to that, Mr. Rodgers owned Business Law Group, P.A. (“BLG”) and served as counsel to the founders of LM Funding, LLC, the Company’s predecessor and wholly-owned subsidiary. Mr. Rodgers was instrumental in developing the Company’s business model prior to inception. Mr. Rodgers transferred his interest in BLG to attorneys within the firm by means of redemption of such interest in BLG prior to the Company going public in 2015. Mr. Rodgers is also a member of the Board of Directors of SeaStar Medical Holding Corporation (Nasdaq: ICU), a medical technology Company developing a platform therapy to reduce the consequences of hyperinflammation on vital organs. Mr. Rodgers is a former business transactions attorney and was an associate of Macfarlane, Ferguson, & McMullen, P.A. from 1991 to 1995 and a partner from 1995-1998 and was an equity partner of Foley & Lardner LLP from 1998 to 2003. Originally from Bowling Green, Kentucky, Mr. Rodgers holds an engineering degree from Vanderbilt University (1985) and a Juris Doctor, with honors, from the University of Florida (1991). Mr. Rodgers also served as an officer in the United States Navy from 1985-1989 rising to the rank of Lieutenant, Surface Warfare Officer. Mr. Rodgers is a member of the Florida Bar and holds an AV-Preeminent rating from Martindale Hubbell.

Mr. Rodgers brings to the Board of Directors considerable experience in business, management and law, and because of those experiences and his education, we believe that he possesses analytical and legal skills which are considered of importance to the operations of the Company, the oversight of its performance and the evaluation of its future growth opportunities.

Carollinn Gould. Ms. Gould, age 59, co-founded LM Funding, LLC in January 2008, and currently serves as a director of the Company. From January 2008 to September 30, 2020, Mrs. Gould served as Vice President General Manager, Secretary. Prior to joining LM Funding, LLC, Ms. Gould owned and operated a recruiting company specializing in the placement of financial services personnel. Prior to that, Ms. Gould worked at Outback Steakhouse (“OSI”) where she opened the first restaurant in 1989 and finished her career at OSI in 2006 as shared services controller for over 1,000 restaurants. Ms. Gould holds a Bachelor’s Degree in Business Management from Nova Southeastern University.

As a co-founder of LM Funding, LLC, Ms. Gould brings to our Board of Directors an encyclopedia of knowledge regarding the Company’s business, operation, and procedures. Since inception, Ms. Gould has controlled all bank accounts of the Company and managed its internal control systems. Ms. Gould also brings public company audit experience from her prior service as controller at OSI as well as a wealth of personnel management and human resources skills.

Directors whose present terms continue until the annual meeting of stockholders to be held in 2024 (Class II):

Douglas I. McCree.Mr. McCree, age 57, has served as a director of the Company since its initial public offering in October 2015. Mr. McCree has been with First Housing Development Corporation of Florida (“First Housing”) since 2000 and has served as its Chief Executive Officer since 2004. From 1987 through 2000, Mr. McCree held various positions with Bank of America, N.A. including Senior Vice President Affordable Housing Lending. Mr. McCree serves on numerous professional and civic boards. He received a B.S. from Vanderbilt University majoring in economics. Mr. McCree brings to the Board of Directors many years of banking experience and a strong perspective on public company operational requirements from his experience as Chief Executive Officer of First Housing.

Tian “Todd” Zhang. Mr. Zhang, age 38, has served as a director of the Company since November 16, 2022. He has served in a variety of corporate counsel roles where he has years of experience with matters involving securities, corporate governance, employee benefits, acquisitions, and compliance. Since November 2022, Mr. Zhang has worked as Vice President, Associate General Counsel for Intertape Polymer Group, Inc., a global provider of packaging and protective solutions. Prior to that, Mr. Zhang served as Director, Senior Counsel and Assistant Secretary at Bloomin' Brands, Inc. from September 2020 to November 2022, as Director, Corporate

Counsel at TECO Energy, Inc. from July 2018 through August 2020, and as an associate with the law firm DLA Piper LLP from April 2017 to June 2018. In these roles he prepared Section 16 filings, prepared materials for board and committee meetings, drafted corporate governance policies, assisted with secondary public offerings, and maintained ongoing compliance with certain credit facilities. Prior to his time with DLA Piper LLP, Mr. Zhang held various other corporate attorney roles at public and private companies. Mr. Zhang obtained his Juris Doctor from Stetson University College of Law in 2011 and his Bachelor’s Degree from the University of Florida in 2007. Mr. Zhang brings to the Board of Directors many years of compliance and corporate governance experience, which we believe qualifies him to serve as one of our directors.

Directors whose present terms continue until the annual meeting of stockholders to be held in 2025 (Class III):

Andrew L. Graham.Mr. Graham, age 65, has served as a director of the Company since its initial public offering in October 2015. Since June 2008, Mr. Graham has served as Vice President, General Counsel and Secretary of HCI Group, Inc. (NYSE:HCI). From 1999 to 2007, Mr. Graham served in various capacities, including as General Counsel, for Trinsic, Inc. (previously named Z-Tel Technologies, Inc.), a publicly-held provider of communications services headquartered in Tampa, Florida. Since 2011, Mr. Graham has served on the Internal Audit Committee of Hillsborough County, Florida. From 2007 to 2011, he served on the Board of Trustees of Hillsborough Community College, a state institution serving over 45,000 students annually.

Mr. Graham holds a Bachelor of Science, major in Accounting, from Florida State University and a Juris Doctor, as well as a Master of Laws (L.L.M.) in Taxation, from the University of Florida College of Law. Mr. Graham was licensed in Florida as a Certified Public Accountant from 1982 to 2001. As a Certified Public Accountant, he audited, reviewed and compiled financial statements and prepared tax returns. Mr. Graham’s experience serving as general counsel to publicly-held companies brings to our Board of Directors a comprehensive understanding of public company operations, financial reporting, disclosure and corporate governance, as well a perspective regarding potential acquisitions. With his accounting education and experience, he also brings a sophisticated understanding of accounting principles, auditing standards, internal accounting control and financial presentation and analysis.

Frederick Mills. Mr. Mills age 65, has served as a director of the Company since August 2018 and has been a partner with the law firm Morrison & Mills, PA since 1989, a Tampa, Florida law firm that focuses on business law. Mr. Mills is also a founder and board member of Apex Labs, Inc. (toxicology lab in Tampa FL). Mr. Mills serves on numerous professional and civic boards. He received a B.S. from the University of Florida majoring in accounting and received a J.D. from the University of Florida. We believe that Mr. Mills brings to the Board of Directors many years of valuable business and financial experience from his past experience as a founding board member and Audit Committee Chairman for Nature Coast Bank (OTCQB:NCBF), which was a publicly-held company, and his business law practice.

Frank Silcox. Mr. Silcox, age 59, has served as a director of the Company since January 2021. Mr. Silcox has been a Managing Director of Osprey Capital since March 2015. From 2008 until 2015, Mr. Silcox was co-founder and a Managing member of LM Funding, LLC, a wholly-owned subsidiary of the Company. Mr. Silcox has owned FS Ventures since 2003, which makes a variety of investments in real estate ventures. Mr. Silcox holds a Bachelor of Science from the University of Tampa.

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

Arrangements as to Selection and Nomination of Directors

We are aware of no arrangements as to the selection and nomination of directors.

Executive Officers

The following table provides information with respect to our executive officers as of March 31, 2023:

Name	Age	Title
Bruce M. Rodgers	59	Chairman, Chief Executive Office and President
Richard Russell	62	Chief Financial Officer
Ryan Duran	38	Vice-President of Operations

Bruce M. Rodgers. The biography for Mr. Rodgers can be found above under this Item 10. Directors, Executive Officers, and Corporate Governance.

Richard Russell. Mr. Russell, age 62, has served as Chief Financial Officer of the Company since November 2017. Since 2016, he has provided financial and accounting consulting services with a focus on technical and external reporting, internal auditing, mergers & acquisitions, risk management, and CFO and controller services. Mr. Russell also served as Chief Financial Officer for Mission Health

Communities from 2013 to 2016 and, before that, Mr. Russell served in a variety of roles for Cott Corporation from 2007 to 2013, including Senior Director of Finance, Senior Director of Internal Auditing, and Assistant Corporate Controller. Mr. Russell’s extensive professional experience with public companies includes his position as Director of Financial Reporting and Internal Controls for Quality Distribution a previously listed publicly held company traded on the Nasdaq Stock Market under the symbol “QLTY” and as Danka’s Director of Reporting from 2001 to 2004 a previously listed publicly held office imaging company traded on both the London Stock Exchange and the Nasdaq Stock Exchange (“DANKY”). Mr. Russell also serves as a director of SeaStar Medical Holding Corporation (Nasdaq: ICU), a medical technology company developing a platform therapy to reduce the consequences of hyperinflammation on vital organs. Mr. Russell also previously served on a part-time basis as Chief Financial Officer of Generation Income Properties Inc., which is a publicly traded REIT traded on the Nasdaq Market, under the symbol "GIPR" from December 2019 to February 2022. Mr. Russell earned his Bachelor of Science in accounting and a Master’s in tax accounting from the University of Alabama, a Bachelor of Arts in international studies from the University of South Florida, and a Master’s in business administration from the University of Tampa. On March 1, 2020, Mr. Russell was appointed to the board of directors for Trident Brands Inc., a publicly held consumer products company traded on the OTC market under the symbol "TDNT". Mr. Russell was also Chairman of the Hillsborough County Internal Audit Committee and had been a member of the Committee from September 2016 to April 2021. He was reappointed to the Committee in October 2021.

Ryan Duran. Mr. Duran, age 38, currently serves as Vice President of Operations of the Company and joined the Company in March 2015. Prior to joining the Company, Mr. Duran served as Operations Manager of Business Law Group, since 2008. Mr. Duran holds a bachelor’s degree in real estate and finance from Florida State University.

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

Delinquent Section 16(a) Reports

Section 16(a) of Exchange Act requires the Company’s directors and officers, and persons who own more than 10% of a registered class of the Company’s equity securities, to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons also are required to furnish the Company with copies of all Section 16(a) reports they file.

Based solely on its review of the copies of such reports received by it with respect to fiscal year 2022 or written representations from certain reporting persons, the Company believes that all filing requirements applicable to its directors and officers and persons who own more than 10% of a registered class of the Company’s equity securities have been complied with, on a timely basis, for fiscal year 2022, except as follows: a Form 4 was filed one day late on June 17, 2022 due to administrative delays for Douglas I. McCree.

Corporate Governance

Board Meetings and Director Independence

During 2022, our Board of Directors held nine meetings. All directors attended at least 75% of the meetings of the Board of Directors and the committees on which they served during 2022. In addition, the independent directors met in executive session periodically in 2022. We have not established a policy with regard to the attendance of board members at annual stockholder meetings.

Our Board of Directors has determined that five of its current members, Mr. Graham, Mr. McCree, Mr. Mills, Mr. Zhang and Mr. Silcox, are “independent directors” as defined in the listing standards of the NASDAQ.

Committees of the Board of Directors

The Board of Directors has an Audit Committee, a Compensation Committee and a Nominating and Governance Committee.

AUDIT COMMITTEE

The Company has a separately-designated standing Audit Committee established in accordance with the Exchange Act. The Audit Committee’s responsibilities include the following:

• assisting our Board of Directors in its oversight of the quality and integrity of our accounting, auditing, and reporting practices;

• overseeing the work of our internal accounting and auditing processes;
• discussing with management our processes to manage business and financial risk;

•
making appointment, compensation, and retention decisions regarding, and overseeing the independent registered public accounting firm engaged to prepare or issue audit reports on our financial statements;

•
establishing and reviewing the adequacy of procedures for the receipt, retention and treatment of complaints received by our Company regarding accounting, internal accounting controls or auditing matters, and the confidential, anonymous submission by employees of concerns regarding questionable accounting or auditing matters;

• reviewing and discussing with management and the independent registered public accounting firm our annual and quarterly financial statements and related disclosures; and
• conducting an appropriate review and approval of all related party transactions for potential conflict of interest situations on an ongoing basis.

The Audit Committee is composed of three members: Andrew Graham, its chairman, Fred Mills and Douglas I. McCree. Since our common shares are listed on Nasdaq Capital Market, we are governed by its listing standards. Accordingly, the members of the Audit Committee are all “independent directors” pursuant to the definition contained in Rule 5605(a)(2) of the NASDAQ and the criteria for independence set forth in Rule 10A-3(b)(1) of the Exchange Act. The Board of Directors has determined that Mr. Graham is an audit committee financial expert within the meaning of applicable SEC rules. The Audit Committee met formally four times during 2022. The Board of Directors has adopted a written Audit Committee Charter.

A current copy of the charter is available on our website www.lmfunding.comby clicking “Investors” and then “Governance.”

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

The Compensation Committee has the authority to determine the compensation of the named executive officers, except the Chief Executive Officer. The Compensation Committee makes recommendations to the Board of Directors for non-employee directors and the Chief Executive Officer compensation and equity awards under the Company’s equity plans. At least annually, the Compensation Committee considers the results of the Company’s operations and its financial position and makes compensation determinations. The Compensation Committee did not engage or rely on consultants in determining compensation paid to executive officers in 2022 and 2021, instead relying on the judgment and knowledge of its own members. The Compensation Committee is composed of three members: Douglas I. McCree, its chairman, Fred Mills, and Frank Silcox, each of whom have been determined to be “independent” within the meaning of the SEC and NASDAQ regulations and is a “non-employee director” as defined in Section 16b-3 of the Exchange Act. The Board of Directors has adopted a formal Compensation Committee charter. The Compensation Committee met formally seven times during 2022.

A current copy of the charter is available on our website www.lmfunding.com by clicking “Investors” and then “Governance.”

NOMINATING AND GOVERNANCE COMMITTEE

The Nominating and Governance Committee’s responsibilities include the following:

• establishing criteria for selection of potential directors, taking into account all factors it considers appropriate;

•
identifying and selecting individuals believed to be qualified as candidates to serve on the board and recommending to the board candidates to stand for election as directors at the annual meeting of shareholders or, if applicable, at a special meeting of the shareholders;

• evaluating and ensuring the independence of each member of each committee of the board required to be composed of independent directors;
• developing and recommending to the board a set of corporate governance principles appropriate for our Company and consistent with the applicable laws, regulations, and listing requirements;
• developing and recommending to the board a code of conduct for our Company’s directors, officers, and employees;

•
ensuring that we make all appropriate disclosures regarding the process for nominating candidates for election to the board, including any process for shareholder nominations, the criteria established by the committee for candidates for nomination for election to the board, and any other disclosures required by applicable laws, regulations, or listing standards; and

•
reporting regularly to the board (i) regarding meetings of the committee, (ii) with respect to such other matters as are relevant to the committee’s discharge of its responsibilities, and (iii) with respect to such recommendations as the committee may deem appropriate.

The Nominating and Governance Committee is composed of three members: Andrew Graham, its chairman, Douglas I. McCree, and Todd Zhang. The Nominating and Governance Committee had seven meetings in 2022. The Board of Directors has adopted a written Nominating and Governance Committee Charter.

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

Code of Ethics

We have adopted a code of ethics applicable to all employees and directors, including our Chief Executive Officer and Chief Financial Officer. We have posted the text of our code of ethics to our internet web site: www.lmfunding.com by clicking “Investors” at the top and then “Governance.” We intend to disclose any change to or waiver from our code of ethics by posting such change or waiver to our internet web site within the same section as described above. We will satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding any material amendment to our code of ethics, and any waiver from a provision of our code of ethics that applies to all employees, including our CEO and CFO, Controller or any person performing similar functions, by posting such information on our website at the internet website address set forth above.

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

Item 11. Executive Compensation.

Compensation of Named Executive Officers

Summary Compensation Table

The following table provides summary information concerning compensation for services rendered in all capacities awarded to, earned by or paid to our named executive officers during the years ended December 31, 2022 and 2021. The table does not include compensation for 2022 or 2021 for a named executive officer if such officer was not employed by the Company in 2022 or 2021.

	Fiscal	Salary	Bonus	Stock Awards	Option Awards	All Other Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)(1)	($)
Bruce Rodgers	2022	$750,000	$—	$—	$—	$10,571	$760,571
Chairman, CEO and President	2021	$330,812	$1,140,000	$144,375	$9,690,500	$9,506	$11,315,193
Richard Russell	2022	$500,000	$—	$—	$—	$32,559	$532,559
Chief Financial Officer	2021	$193,090	$1,140,000	$75,000	$9,690,500	$29,298	11,127,888
Ryan Duran	2022	$154,808	$75,000	$—	$—	$32,559	282,559
Vice President of Operations	2021	$154,808	$25,000	$—	$847,919	$29,298	1,057,025

(1) These amounts consist of health insurance premiums paid by the Company in excess of non-executive contribution.

Employment Agreements

Certain executives’ compensation and other arrangements are set forth in employment agreements. These employment agreements are described below.

Bruce M. Rodgers.

In October 2021, Mr. Rodgers’ entered into an amended and restated employment agreement with the Company (the “Restated Rodgers Agreement”) which provides for an annual base salary of $750,000. The Restated Rodgers Agreement provided for a grant of 48,662 shares of the Company’s common stock that were paid in February 2022, with an amount of shares equal to the taxes payable by Mr. Rodgers with respect to the grant having been withheld to satisfy such taxes. The Restated Rodgers Agreement originally provided for certain bonuses upon a change of control of the Company (as defined in the Restated Rodgers Agreement), but as stated below, such change-of-control provisions were eliminated in November 2022. Pursuant to the Restated Rodgers Agreement, Mr. Rodgers was also originally entitled to receive his applicable base salary for a period of 36 months after termination if such termination were “without cause” or if he terminated his own employment for a “good reason event,” as those terms are defined in the Restated Rodgers Agreement, in addition to any accrued bonus as of the termination date and the accelerated vesting of any unvested options. However, such severance provisions were eliminated and replaced in November 2022, as described below. The Restated Rodgers Agreement also contains certain non-competition covenants and confidentiality provisions.

On November 16, 2022, the Restated Rodgers Agreement was amended and modified (the “Rodgers Amendment”) by deleting provisions in the Restated Rodgers Agreement that granted Mr. Rodgers certain bonuses upon a change of control of the Company. Further, the Rodgers Amendment modifies the severance provisions of the Restated Rodgers Agreement to provide that, upon the termination of Mr. Rodgers by the Company without cause (or upon termination by him of his own employment upon a “good reason event,” as defined in the Restated Rodgers Agreement), he will be entitled to receive, in addition to any accrued salary and bonus, the sum of two years of his salary plus the average bonus paid for the preceding three years, which sum will be paid over a period of two years, as well as reimbursements for premium payments paid or payable by Mr. Rodgers for continuing healthcare coverage for up to 24 months following his termination.

Richard Russell.

In October 2021, Mr. Russell entered into an amended and restated employment agreement with the Company (the “Restated Russell Agreement”) which provides for an annual base salary of $500,000. The Restated Russell Agreement provided for a grant of 25,279 shares of the Company’s common stock that were paid in February 2022, with an amount of shares equal to the taxes payable by Mr. Russell with respect to the grant having been withheld to satisfy such taxes. The Restated Russell Agreement originally provided for certain bonuses upon a change of control of the Company (as defined in the Restated Russell Agreement), but as stated below, such change-of-control provisions were eliminated in November 2022. Pursuant to the Restated Russell Agreement, Mr. Russell was also originally entitled to receive his applicable base salary for a period of 36 months after termination if such termination were “without cause” or if he terminated his own employment for a “good reason event,” as those terms are defined in the Restated Russell Agreement, in addition to any accrued bonus as of the termination date and the accelerated vesting of any unvested options. However, such severance provisions were eliminated and replaced in November 2022, as described below. The Restated Russell Agreement also contains certain non-competition covenants and confidentiality provisions.

On November 16, 2022, the Restated Russell Agreement was amended and modified (the “Russell Amendment”) by deleting provisions in the Restated Russell Agreement that granted Mr. Russell certain bonuses upon a change of control of the Company. Further, the Russell Amendment modifies the severance provisions of the Restated Russell Agreement to provide that, upon the termination of Mr. Russell by the Company without cause (or upon termination by him of his own employment upon a “good reason event,” as defined in the Restated Russell Agreement), he will be entitled to receive, in addition to any accrued salary and bonus, the sum of two years of his salary plus the average bonus paid for the preceding three years, which sum will be paid over a period of two years, as well as reimbursements for premium payments paid or payable by Mr. Russell for continuing healthcare coverage for up to 24 months following his termination.

Ryan Duran.

On October 27, 2021, the Company and Ryan Duran entered into an employment agreement under which Mr. Duran serves as the Executive Vice President of Operations of the Company. Mr. Duran’s employment agreement provides for an annual base salary of $175,000, and it provides that Mr. Duran may be granted annual bonuses at the discretion of the Board of Directors and may participate in the Company’s equity incentive plans on the same terms as other senior executives. The agreement provides that Mr. Duran is entitled to participate in all of the Company’s pension, life insurance, health insurance, disability insurance and other benefit plans on the same basis as the Company’s other employee officers participate. The term of Mr. Duran’s employment agreement is through September 30, 2023 and is automatically renewed each year unless notice of non-renewal is provided by the Company or Mr. Duran at least 30 days prior to the renewal date. Mr. Duran will be entitled to a lump sum severance payment of three times his base salary if he is terminated “without cause” (including a non-renewal of the agreement by the Company) or he terminates his own employment for a “good reason event,” as those terms are defined in the agreement, in addition to any accrued bonus as of the termination date and the accelerated vesting of any unvested options and other equity awards. Mr. Duran’s employment agreement contains certain non-competition covenants and confidentiality provisions.

Option Cancellation Agreements

On November 18, 2022, the Company entered into Stock Option Cancellation Agreements (the “Cancellation Agreements”) with Mr. Rodgers and Mr. Russell pursuant to which they surrendered and cancelled certain previously granted stock options to purchase shares of the Company’s common stock in order to make additional shares available under the Company’s 2021 Omnibus Incentive Plan for future equity grants to Company personnel. Pursuant to the terms of the Cancellation Agreements, Mr. Rodgers, Mr. Russell, and the Company acknowledged and agreed that the surrender and cancellation of the Cancelled Options was without any expectation to receive, and was without any obligation on the Company to pay or grant, any cash, equity awards or other consideration presently or in the future in regard to the cancellation of the cancelled options.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information on exercisable and unexercisable options and unvested stock awards held by the named executive officers on December 31, 2022.

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

DIRECTOR COMPENSATION

The compensation of our non-employee directors is determined by our board of directors which solicits a recommendation from the Compensation Committee. Directors who are employees of the Company do not receive any additional compensation for their service as directors.

On November 18, 2022, our board of directors adopted the LM Funding America, Inc, Non-Employee Director Compensation Program (the “Director Program”). Pursuant to the Director Program, each non-employee director of the Company will receive an annual cash retainer of $66,000 (or $99,000 for audit committee members) payable in arrears in equal quarterly payments, pro-rated for partial years. Non-employee directors will also receive an annual stock option award to purchase a number of shares equal to $66,000 (or $99,000 for audit committee members) divided by the option exercise price (which will be equal to the fair market value of the Company’s common stock on the date of grant), which annual awards will vest one-half on the 180th day after the grant date and one-half on the first anniversary of the grant date. The annual option award will be granted on the day of the Company’s annual stockholder meeting each year. Upon initial election or appointment to our board of directors (or on such later date as is determined by the Board of Directors), non-employee directors will also automatically receive stock options to purchase shares under the Company’s equity incentive plan equal to $25,000 divided by the exercise price of the option, with such exercise price being equal to the grant date fair value of the Company’s common stock.

The following table sets forth information with respect to compensation earned by each of our directors (other than those also serving as a “named executive officer”) during the year ended December 31, 2022 and 2021.

		Fees
		Earned or
		Paid in	Option
		Cash	Awards
Name	Year	($)(1)	($)	Total ($)
Carollinn Gould	2022	$60,000	$62,644	$122,644
	2021	$25,000	$54,756	$79,756
Andrew Graham	2022	$92,375	$93,966	$186,341
	2021	$25,000	$68,445	$93,445
Fred Mills	2022	$92,375	$93,966	$186,341
	2021	$25,000	$68,445	$93,445
Douglas I. McCree	2022	$92,375	$93,966	$186,341
	2021	$25,000	$68,445	$93,445
Frank Silcox	2022	$62,375	$62,644	$125,019
	2021	$25,000	$54,756	$79,756
Joel E. Rodgers, Sr. **	2022	$60,000	$—	$60,000
	2021	$25,000	$54,756	$79,756
Todd Zhang*	2022	$25,000	$23,881	$48,881
	2021	$—	$—	$—

Represents compensation for the period from January 1, 2022 through December 31, 2022 and January 1, 2021 through December 31, 2021.

*Mr. Zhang was appointed to the board in December 2022.

** Mr. J. Rodgers ceased to be a director of our Company in December 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The table below sets forth information with respect to shares of common stock that may be issued under our 2021 Omnibus Incentive Plan, as of December 31, 2022:

Equity Compensation Plan Information
	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,121,262	$3.26	3,878,738
Equity compensation plans not approved by security holders	-	$-	-

Principal Shareholders

The following table sets forth information regarding the beneficial ownership of our common stock as of April 24, 2023 by:

•
each person who is known by us to beneficially own more than 5% of our outstanding common stock,
•
each of our directors and named executive officers, and
•
all directors and executive officers as a group.

The number and percentage of shares beneficially owned are based on 13,091,883 common shares outstanding as of April 24, 2023. Information with respect to beneficial ownership has been furnished by each director, officer or beneficial owner of more than 5% of our common stock. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, which generally require that the individual have voting or investment power with respect to the shares. In computing the number of shares beneficially owned by an individual listed below and the percentage ownership of that individual, shares underlying options, warrants and convertible securities held by each individual that are exercisable or convertible within 60 days of March 24, 2023, are deemed owned and outstanding, but are not deemed outstanding for computing the percentage ownership of any other individual. Except as otherwise indicated in the footnotes to this table, or as required by applicable community property laws, all individuals listed have sole voting and investment power for all shares shown as beneficially owned by them. Unless otherwise indicated in the footnotes, the address for each principal shareholder is LM Funding America, Inc., 1200 West Platt Street, Suite 100, Tampa, Florida 33606.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage
5% Stockholders:	5% Stockholders:	5% Stockholders:
Eva Pacific (10)	1,050,000	8.0%
Level 33, 264 George Street Sydney NSW 2000, Australia
Bayfield Equity Partners Ltd (11)	1,050,000	8.0%
10 Market Street Nassau Bahamas N-3901
Mint Advisers (12)	1,040,000	7.9%
Western Road Nassau, The Bahamas
AGN Holdings (13)	1,023,000	7.8%
2nd Floor College House 17 King Edwards Road, Ruislip London HA4 7AE, England
CVI Investments (14)	808,820	6.1%
P.O. Box 309GT Ugland House South Church Street George Town, Grand Cayman KY1-1104

Executive Officers and Directors
Bruce M. Rodgers (1)	201,801	1.5%
Carollinn Gould (2)	103,551	*
Andrew L. Graham (3)	56,537	*
Douglas I. McCree (4)	18,115	*
Fred Mills (5)	13,125	*
Frank Silcox (6)	10,224	*
Todd Zhang (7)	18,657	*
Richard Russell (8)	135,613	1.0%*
Ryan Duran (9)	124,890	*
All Executive Officers and Directors as a Group (9 individuals)	522,425	3.9%

*	Represents less than 1% of beneficial ownership
(1)

Includes 92,486 owned by CGR LLC which is owned 50% by Bruce M. Rodgers Revocable Trust and 50% by Carol Linn Gould Revocable Trust, 823 shares beneficially owned by BRR Holding, LLC, 118 shares beneficially owned by Bruce M. Rodgers IRA, and 40 shares beneficially owned by Carollinn Gould IRA. Bruce M. Rodgers is the sole Trustee of the Bruce M. Rodgers Revocable Trust and Carollinn Gould is the sole Trustee of the Carol Linn Gould Revocable Trust. Bruce M. Rodgers, Carollinn Gould and their family, including trusts or custodial accounts of minor children of each of Mr. Rodgers and Ms. Gould owns 100% of the outstanding membership interests of BRR Holding, LLC and CGR LLC, and therefore Mr. Rodgers and Ms. Gould may be deemed to have shared voting and investment power for all 92,486 shares owned by both Trusts, CGR and BRR

Holding, LLC. This includes 108,334 restricted shares that become vested with 60 days after April 24, 2023. This amount excludes 1,000,000 options that are not exercisable within 60 days after April 24, 2023 nor 541,666 restricted shares that vest monthly.

(2)

Includes 93,486 shares of common stock held by the two revocable trusts. Bruce M. Rodgers, Carollinn Gould and their family, including trusts or custodial accounts of minor children of each of Mr. Rodgers and Ms. Gould, own 100% of the outstanding membership interests of each trust.

(3)

Includes 43,832 shares of common stock, 100 shares of common stock issuable upon the exercise of options at an exercise price of $625.00 that are currently exercisable and 12,605 shares of common stock issuable upon the exercise of options at an exercise price of $5.95 that are currently exercisable.

(4)

Includes 5,410 shares of common stock and 100 shares of common stock issuable upon the exercise of options at an exercise price of $625.00 that are currently exercisable and 12,605 shares of common stock issuable upon the exercise of options at an exercise price of $5.95 that are currently exercisable.

(5)	Includes 520 shares of common stock and 12,605 shares of common stock issuable upon the exercise of options at an exercise price of $5.95 that are currently exercisable.
(6)	Includes 140 shares of common stock and 10,084 shares of common stock issuable upon the exercise of options at an exercise price of $5.95 that are currently exercisable. .
(7)	Includes 18,657 shares of common stock issuable upon the exercise of options at an exercise price of $0.67 that are currently exercisable.
(8)

Includes 500 shares of common stock issuable upon the exercise of options at an exercise price of $625.00 that are currently exercisable or become exercisable within 60 days after April 24, 2023, includes 1,500 shares of common stock issuable upon the exercise of options at an exercise price of $50.00 that are currently exercisable or become exercisable within 60 days after April 24, 2023. This includes 108,334 shares of restricted stock that become vested with 60 days after April 24, 2023. This amount excludes 1,000,000 options that are not exercisable within 60 days after April 24, 2023 nor 541,666 restricted shares that vest monthly.

(9)

Includes 83 shares of common stock issuable upon the exercise of options at an exercise price of $500.00 that are currently exercisable or become exercisable within 60 days after April 24, 2023. Includes 500 shares of common stock issuable upon the exercise of options at an exercise price of $50.00 that are currently exercisable or become exercisable within 60 days after April 25, 2022. This amount excludes 116,667 options that are not exercisable within 60 days after the record date of April 24, 2023. This includes 27,084 shares of restricted stock that become vested with 60 days after April 24, 2023. This amount excludes 250,000 options that are not exercisable within 60 days after April 24, 2023 nor 135,416 restricted shares that vest monthly.

(10)	Based on Schedule 13G filed on October 29, 2021.
(11)	Based on Schedule 13G filed on October 29, 2021.
(12)	Based on Schedule 13G filed on November 3, 2021.
(13)	Based on Schedule 13G filed on October 29, 2021.
(14)	Based on Schedule 13G filed on February 26, 2021.

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

Director Independence

Because the Company’s common shares are listed on Nasdaq Capital Market, we are governed by its listing standards. Our Board of Directors has determined that five of its current members, Mr. Graham, Mr. McCree, Mr. Mills, Mr. Zhang and Mr. Silcox, are “independent directors” as defined in the listing standards of the NASDAQ. The members of the Audit Committee are all “independent directors” pursuant to the definition contained in Rule 5605(a)(2) of the NASDAQ and the criteria for independence set forth in Rule 10A-3(b)(1) of the Exchange Act. All of the members of both the Compensation Committee and the Nominating Committee have been determined to be “independent” within the meaning of the SEC and NASDAQ regulations.

Item 14. Principal Accounting Fees and Services.

AUDIT FEES

The following table sets forth the aggregate fees for services related to the years ended December 31, 2022 and 2021 provided by MaloneBailey, LLP, our principal accountants:

Fee Category	2022	2021
Audit Fees - MaloneBailey, LLP (1)	$278,500	$176,729
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees (2)	7,900	74,000
Total	$286,400	$250,729

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

10.9#	Employment Agreement, dated October 27, 2021, by and between the Company and Ryan Duran (incorporated by reference to Exhibit 10.8 to the Form 8-K filed on November 1, 2021)
10.10#	LM Funding America, Inc. 2021 Omnibus Incentive Plan. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on November 1, 2021)
10.11	Symbiont Secured Note dated December 1, 2021, between LMFA Financing LLC and Symbiont Inc.(incorporated by reference to Exhibit 10.1 to the Form 8-K filed on December 7, 2021)
10.12#	Form of Stock Option Award Agreement (2021 Omnibus Incentive Plan) (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on November 1, 2021)
10.13#	Form of Stock Option Award Agreement for executive officer option grants made on October 28, 2021 (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on November 1, 2021)
10.14#	Form of Stock Option Award Agreement for non-employee directors (incorporated by reference to Exhibit 10.5 to the Form 8-K filed on November 1, 2021)

EX-1

Exhibit Number	Description
10.15#	LM Funding America, Inc. Non-Employee Director Compensation Program, as amended (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on November 18, 2022)
10.16#

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

21.1	Subsidiaries of the registrant.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

# Indicates a management contract or compensatory arrangement.

* Filed herewith.

EX-2

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

LM FUNDING AMERICA, INC.

Date: April 28, 2023	By:	/s/ Bruce M. Rodgers
Bruce M. Rodgers
Chief Executive Officer and Chairman of the Board

1