Form 10-Q
period 2023-03-31
LM FUNDING AMERICA, INC.
filed 2023-05-15
CIK 1640384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

The registrant had 14,651,883 shares of Common Stock, par value $0.001 per share, outstanding as of May 10, 2023.

LM FUNDING AMERICA, INC.

TABLE OF CONTENTS

		Page

PART I.	FINANCIAL INFORMATION	3

Item 1.	Financial Statements	3

	LM Funding America, Inc. and Subsidiaries Consolidated Balance Sheets as of March 31, 2023 (unaudited) and December 31, 2022	3

	LM Funding America, Inc. and Subsidiaries Consolidated Statements of Operations for the Three Months Ended March 31, 2023 and 2022 (unaudited)	4

	LM Funding America, Inc. and Subsidiaries Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2023 and 2022 (unaudited)	5

	LM Funding America, Inc. and Subsidiaries Consolidated Statements of Changes in Stockholders’ Equity for the Three Months Ended March 31, 2023 and 2022 (unaudited)	6
	Notes to Unaudited Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31

Item 4.	Controls and Procedures	31

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	32

Item 1A.	Risk Factors	32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3.	Defaults Upon Senior Securities	32

Item 4.	Mine Safety Disclosures	32

Item 5.	Other Information	33

Item 6.	Exhibits	34

SIGNATURES		35

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

LM Funding America, Inc. and Subsidiaries Consolidated Balance Sheets

	March 31,	December 31,
	2023	2022
	(Unaudited)
Assets
Cash	$3,428,906	$4,238,006
Digital Assets (Note 2)	1,751,914	888,026
Finance receivables	22,107	26,802
Marketable securities (Note 5)	10,080	4,290
Notes receivable from Seastar Medical Holding Corporation (Note 5)	-	3,807,749
Prepaid expenses and other assets	1,196,849	1,233,322
Income tax receivable	293,466	293,466
Current assets	6,703,322	10,491,661

Fixed assets, net (Note 3)	26,708,914	27,192,317
Deposits on mining equipment (Note 4)	1,357,341	525,219
Hosting services deposit (Note 4)	2,200,452	2,200,452
Real estate assets owned	80,057	80,057
Long-term investments - debt security (Note 5)	2,402,542	2,402,542
Less: Allowance for losses on debt security (Note 5)	(1,052,542)	(1,052,542)
Long-term investments - debt security, net (Note 5)	1,350,000	1,350,000
Long-term investments - equity securities (Note 5)	437,924	464,778
Investment in Seastar Medical Holding Corporation (Note 5)	4,812,750	10,608,750
Notes receivable from Seastar Medical Holding Corporation (Note 5)	2,216,649	-
Operating lease - right of use assets (Note 8)	264,321	265,658
Other assets	10,726	10,726
Long-term assets	39,439,134	42,697,957
Total assets	$46,142,456	$53,189,618

Liabilities and stockholders' equity
Accounts payable and accrued expenses	1,682,392	1,570,906
Note payable - short-term (Note 6)	298,382	475,775
Due to related parties (Note 7)	62,829	75,488
Current portion of lease liability (Note 8)	99,569	90,823
Total current liabilities	2,143,172	2,212,992

Lease liability - net of current portion (Note 8)	170,295	179,397
Long-term liabilities	170,295	179,397
Total liabilities	2,313,467	2,392,389

Stockholders' equity (Note 9)
Preferred stock, par value $.001; 150,000,000 shares authorized; no shares issued and outstanding as of March 31, 2023 and December 31, 2022	-	-
Common stock, par value $.001; 350,000,000 shares authorized; 13,091,883 shares issued and outstanding as of March 31, 2023 and December 31, 2022	13,092	13,092
Additional paid-in capital	92,389,697	92,195,341
Accumulated deficit	(48,403,539)	(43,017,207)
Total LM Funding America stockholders' equity	43,999,250	49,191,226
Non-controlling interest	(170,261)	1,606,003
Total stockholders' equity	43,828,989	50,797,229
Total liabilities and stockholders’ equity	$46,142,456	$53,189,618

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LM Funding America, Inc. and Subsidiaries Consolidated Statements of Operations (unaudited)

	Three Months Ended March 31,
	2023	2022
Revenues:
Digital mining revenues	$2,090,851	$-
Specialty finance revenue	182,836	152,132
Rental revenue	39,831	38,872
Total revenues	2,313,518	191,004
Operating costs and expenses:
Digital mining cost of revenues (exclusive of depreciation and amortization shown below)	1,667,673	-
Staff costs & payroll	932,835	4,292,197
Professional fees	572,356	774,820
Settlement costs with associations	-	160
Selling, general and administrative	239,464	114,920
Real estate management and disposal	31,803	31,481
Depreciation and amortization	801,873	3,094
Collection costs	9,808	(3,820)
Impairment loss on mined digital assets	199,554	-
Realized gain on sale of mined digital assets	(424,333)	-
Other operating costs	251,911	8,384
Total operating costs and expenses	4,282,944	5,221,236
Operating loss	(1,969,426)	(5,030,232)
Realized loss on securities	-	(395,181)
Unrealized gain on convertible debt security	-	288,320
Unrealized gain on marketable securities	5,790	130
Impairment loss on prepaid mining machine deposits	(36,691)	-
Unrealized loss on investment and equity securities	(5,822,854)	(986,399)
Realized gain on sale of purchased digital assets	1,917	-
Digital assets other income	-	4,366
Other income - coupon sales	603,591	-
Dividend income	-	1,375
Interest income	55,077	98,370
Loss before income taxes	$(7,162,596)	$(6,019,251)
Income tax expense	-	-
Net loss	$(7,162,596)	$(6,019,251)
Less: Net loss attributable to non-controlling interest	1,776,264	291,200
Net loss attributable to LM Funding America Inc.	$(5,386,332)	$(5,728,051)

Basic loss per common share	$(0.41)	$(0.44)

Diluted loss per common share	$(0.41)	$(0.44)
Weighted average number of common shares outstanding
Basic	13,091,883	13,060,736
Diluted	13,091,883	13,060,736

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LM Funding America, Inc. and Subsidiaries Consolidated Statements of Cash Flows

(unaudited)

	Three Months ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,162,596)	$(6,019,251)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization	801,873	3,094
Noncash lease expense	23,224	23,343
Stock compensation	-	329,500
Stock option expense	194,356	3,318,737
Accrued investment income	(53,734)	(96,657)
Digital assets other income	-	(4,366)
Impairment loss on digital assets	199,554	-
Impairment loss on prepaid mining machine deposits	36,691	-
Unrealized gain on convertible debt security	-	(288,320)
Unrealized gain on marketable securities	(5,790)	(130)
Unrealized loss on investment and equity securities	5,822,854	986,399
Realized loss on securities	-	395,181
Realized gain on sale of digital assets	(426,250)	-
Proceeds from securities	-	1,428,050
Change in operating assets and liabilities:
Prepaid expenses and other assets	36,473	280,208
Advances (repayments) to related party	(12,659)	252,580
Accounts payable and accrued expenses	111,486	(136,430)
Stablecoin	-	(500,000)
Mining of digital assets	(2,090,851)	-
Proceeds from sale of digital assets	1,455,141	-
Lease liability payments	(22,243)	(30,242)
Deferred taxes and taxes payable	-	(326,178)
Income taxes receivable	-	(143,822)
Net cash used in operating activities	(1,092,471)	(528,304)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net collections of finance receivables - original product	-	(6,550)
Net collections of finance receivables - special product	4,695	(1,948)
Capital expenditures	(263,596)	-
Investment in note receivable	-	(310,000)
Collection of note receivable	1,644,834
Investment in digital assets	(35,157)	-
Proceeds from sale of purchased digital assets	33,675	-
Deposits for mining equipment	(923,687)	(7,118,572)
Net cash provided by (used in) investing activities	460,764	(7,437,070)
CASH FLOWS FROM FINANCING ACTIVITIES:
Insurance financing repayments	(178,620)	(57,344)
Insurance financing	1,227	-
Net cash used in financing activities	(177,393)	(57,344)
NET DECREASE IN CASH	(809,100)	(8,022,718)
CASH - BEGINNING OF YEAR	4,238,006	32,559,185
CASH - END OF YEAR	$3,428,906	$24,536,467

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
ROU assets and operating lease obligation recognized	$21,887	$300,787
Reclassification of mining equipment deposit to fixed assets, net	$54,874	$-
SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION
Cash paid for taxes	$-	$470,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LM Funding America, Inc. and Subsidiaries Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2023 and 2022

(unaudited)

	Common Stock
	Shares	Amount	Additional paid-in capital	Accumulated Deficit	Non-Controlling Interest	Total Equity
Balance - December 31, 2021	13,017,943	$13,018	$74,525,106	$(13,777,006)	$249,089	$61,010,207
Common stock issued for services	73,940	74	(74)	-	-	-
Stock compensation	-	-	329,500	-	-	329,500
Stock option expense	-	-	3,318,737	-	-	3,318,737
Net loss	-	-	-	(5,728,051)	(291,200)	(6,019,251)
Balance - March 31, 2022	13,091,883	$13,092	$78,173,269	$(19,505,057)	$(42,111)	$58,639,193

Balance - December 31, 2022	13,091,883	$13,092	$92,195,341	$(43,017,207)	$1,606,003	$50,797,229
Stock option expense	-	-	194,356	-	-	194,356
Net loss	-	-	-	(5,386,332)	(1,776,264)	(7,162,596)
Balance - March 31, 2023	13,091,883	$13,092	$92,389,697	$(48,403,539)	$(170,261)	$43,828,989

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LM FUNDING AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2023

(UNAUDITED)

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

LM Funding America, Inc. (“we”, “our”, “LMFA” or the “Company”) was formed as a Delaware corporation on April 20, 2015.

LMFA is the sole member of several entities including LM Funding, LLC, which was organized in January 2008, US Digital Mining and Hosting Co., LLC, which was formed on September 10, 2021; LMFA Financing LLC, formed on November 23, 2020, and LMFAO Sponsor LLC, formed on October 29, 2020. Additionally, USDM has formed various 100% owned subsidiaries to engage in business in various states. LMFAO Sponsor LLC formed a majority owned subsidiary LMF Acquisition Opportunities Inc. on October 29, 2020. LMF Acquisition Opportunities Inc. was subsequently merged with Seastar Medical Holding Corporation on October 28, 2022.

The Company also from time to time organizes other subsidiaries to serve a specific purpose or hold a specific asset.

The Company currently has two lines of business: our recently commenced cryptocurrency mining business and a historical specialty finance business.

On September 15, 2021, we announced our plan to operate in the Bitcoin mining ecosystem, and we subsequently commenced Bitcoin mining operations in late September 2022. This business operation deploys our computing power to mine Bitcoin and validate transactions on the Bitcoin network. We conduct this business through a wholly owned subsidiary, US Digital Mining and Hosting Co., LLC, a Florida limited liability company ("US Digital"), which we formed in 2021 to develop and operate our cryptocurrency mining business.

With respect to our specialty finance business, the Company has historically engaged in the business of providing funding to nonprofit community associations primarily located in the State of Florida. We offer incorporated nonprofit community associations, which we refer to as “Associations”, a variety of financial products customized to each Association’s financial needs. Our original product offering consists of providing funding to Associations by purchasing their rights under delinquent accounts that are selected by the Associations arising from unpaid Association assessments. Historically, we provided funding against such delinquent accounts, which we refer to as “Accounts”, in exchange for a portion of the proceeds collected by the Associations from the account debtors on the Accounts. In addition to our original product offering, we also purchase Accounts on varying terms tailored to suit each Association’s financial needs, including under our New Neighbor Guaranty™ program.

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

We obtain Bitcoin as a result of our mining operations, and we sell Bitcoin from time to time to support our operations and strategic growth. We plan to convert our Bitcoin to U.S. dollars. We may engage in regular trading of Bitcoin or engage in hedging activities related to our holding of Bitcoin. However, our decisions to hold or sell Bitcoin at any given time may be impacted by the Bitcoin market, which has been historically characterized by significant volatility. Currently, we do not use a formula or specific methodology to determine whether or when we will sell Bitcoin that we hold, or the number of Bitcoins we will sell. Rather, decisions to hold or sell Bitcoins are currently determined by management by monitoring the market in real time.

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

Under our New Neighbor Guaranty™ program, an Association will generally assign substantially all of its outstanding indebtedness and accruals on its delinquent units to us in exchange for payment by us of monthly dues on each delinquent unit. This simultaneously eliminates a substantial portion of the Association’s balance sheet bad debts and assists the Association to meet its budget by receiving guaranteed monthly payments on its delinquent units and relieving the Association from paying legal fees and costs to collect its bad debts. We believe that the combined features of the program enhance the value of the underlying real estate in an Association and the value of an Association’s delinquent receivables.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in the annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The interim consolidated financial statements as of March 31, 2023 and for the Three Months ended March 31, 2023 and March 31, 2022, respectively are unaudited. In the opinion of management, the interim consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of the results for the interim periods. The accompanying consolidated balance sheet as of December 31, 2022, is derived from the audited consolidated financial statements presented in the Company’s Annual Report on Form 10-K for fiscal the year ended December 31, 2022.

Reclassifications

Certain prior period amounts on the consolidated balance sheets have been reclassified to conform to the current period presentation.

Segment and Reporting Unit Information

Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Chief Executive Officer and Chief Financial Officer of the Company are determined to comprise the CODM, as a group. The Company has two operating segments as of December 31, 2022, which we refer to as Specialty Finance and Mining Operations. Our corporate oversight function and other components that may earn revenues that are only incidental to the activities of the Company are aggregated and included in the “All Other” category. See Note 11, “Segment Information."

Digital Assets

When applicable, we account for all digital assets other than stablecoin as indefinite-lived intangible assets in accordance with ASC 350, Intangibles—Goodwill and Other. We have ownership of and control over our digital assets and use third-party custodial services to secure it. Digital assets that are purchased are initially recorded at cost and digital assets that are received in exchange for services provided are recognized at fair value as of the date received. Digital assets are measured on the consolidated balance sheet at cost, net of any impairment losses incurred since acquisition. We account for stablecoin as financial assets in accordance with ASC 310, Receivables. The stablecoin are recorded at cost less impairment, which approximates their fair value.

We determine the fair value of our digital assets that are accounted for as intangible assets in accordance with ASC 820, Fair Value Measurement, based on quoted prices on the active exchange(s) that we have determined is the principal market for such assets (Level 1 inputs). We perform an analysis each month to identify whether events or changes in circumstances indicate that it is more likely than not that our digital assets are impaired. If the current carrying value of a digital asset exceeds the fair value so determined, an impairment loss has occurred with respect to those digital assets in the amount equal to the difference between their carrying values and the fair value determined.

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

Gains or losses are not recorded until realized upon sale, at which point they are presented separately from any impairment losses. Any realized gain or loss from the sale of digital assets that were purchased as an investment is recorded in other income (loss), while any realized gain or loss from the sale of digital assets that were earned through mining operations would be recognized within operating costs and expenses. The Company accounts for its gains or losses in accordance with the first in first out (“FIFO”) method of accounting.

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

Equipment Purchases

We ordered 125 S19 XP machines in January 15, 2023 from Bitmain for an aggregate purchase price of approximately $0.5 million which were delivered in April 2023. We also paid $0.3 million to acquire an additional 101 S19 XP machines from Bitmain which will be delivered in May 2023.

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

The Company classifies mining machine deposit payments within "Deposits on mining equipment" in the consolidated balance sheets. As mining machines are received, the respective cost of the mining machines plus the related shipping and customs fees are reclassified from "Deposits on mining equipment" to "Fixed assets, net" in the consolidated balance sheet. Refer to Note 4.

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

Coupon Sales

From time to time the Company receives coupons from Bitmain to incentivize purchases of equipment. Coupons have a stated face value in dollars and can be applied against future invoices for purchased machines. Coupons are transferable and there are not restrictions on the sale to third parties. Occasionally, the Company sells coupons to third parties in exchange for cash consideration. As there is currently no active market for the buying and selling of Bitmain coupons, the Company has determined that the fair value of coupons received is nil at the time of receipt therefore revenue associated with the sale of such coupons is not recognized until the sale transaction has been completed and cash consideration has been received from the third party. During the Three Months ended March 31, 2023, the Company sold Bitmain coupons for approximately $604 thousand, which was recognized as other income within "Other income - coupon sales" in the Consolidated Statements of Operations.

Hosting Contracts

On September 5, 2022, the Company, through its wholly-owned subsidiary US Digital, entered into a hosting agreement (the “Core Hosting Agreement”) with Core Scientific Inc. (“Core”) pursuant to which Core, under various additional orders, agreed to host approximately 3,000 of the Company's Bitcoin miner machines as of March 31, 2023 at a secure location and provide power, maintenance and other services specified in the contract with a term of one year, with automatic renewals unless either party notifies the other party in writing not less than ninety (90) calendar days before such renewal of its desire for the order not to renew unless terminated sooner pursuant to the terms of the Core Hosting Agreement. In April 2023, the Company subsequently added approximately 1,400 machines under this agreement for Core to host a total of approximately 4,400 machines. As required under the Core Hosting Agreement, the Company has paid approximately $2.2 million as of March 31, 2023 and December 31, 2022 as a deposit. In December 2022, Core filed for Chapter 11 bankruptcy in the U.S. Bankruptcy Court for the Southern District of Texas. Core's bankruptcy filing has not negatively impacted our mining ability at their sites as of the date of this filing.

On January 26, 2023, the Company entered into a hosting agreement (the “Phoenix Hosting Agreement”) with Phoenix Industries Inc. (“Phoenix”) pursuant to which Phoenix agreed to host 228 of the Company's Bitcoin Miner S19J Pro machines at a secure location and provide power, maintenance and other services specified in the contract with a term of two years. This Phoenix Hosting Agreement will renew automatically for an additional two years if we provide written notice to Phoenix of its desire of renewal at least sixty (60) days in advance of the conclusion of the initial term of two years, unless terminated sooner pursuant to the terms of the Phoenix Hosting Agreement. As required under the Phoenix Hosting Agreement, the Company paid approximately $36 thousand as a deposit in January 2023. The Company and Phoenix have mutually terminated this agreement effective April 18, 2023 and the Company's S19J Pro machines were returned to the Company in May 2023. The Company fully impaired the $36 thousand deposit as of March 31, 2023.

On March 9, 2023, the Company entered into a hosting agreement (the “Longbow Hosting Agreement”) with Longbow HostCo LLC (“Longbow”) pursuant to which Longbow agreed to host 500 of the Company's Bitcoin Miner S19J Pro machines at a secure location and provide power, maintenance and other services specified in the contract with a term of two years. Upon written request from us at least ninety (90) days prior to the conclusion of the then current term and approval by Longbow, the term shall renew for successive one year periods with a three percent (3%) increase as of the commencement of each renewal term unless terminated sooner pursuant to the terms of the Longbow Hosting Agreement. As required under the Longbow Hosting Agreement, the Company paid approximately $157 thousand as a refundable deposit in March 2023.

On May 5, 2023, the Company entered into a hosting agreement (the “GIGA Hosting Agreement”) with GIGA Energy Inc. (“GIGA”) pursuant to which GIGA agreed to host 1,080 of the Company's Bitcoin Miner S19J Pro machines at a secure location and provide power, maintenance and other services specified in the contract with a term of one year. As required under the GIGA Hosting Agreement, the Company paid approximately $173 thousand as a pre-payment in May 2023 and will pay a refundable deposit of $173 thousand in May 2023.

Revenue recognition – Bitcoin Mining

We recognize revenue for Bitcoin mining operations in accordance with ASC 606. The Company has entered into contracts with Bitcoin mining pool operators to provide computing power to the mining pools. Contract inception occurs daily and the contracts are terminable at any time by either party. The Company’s enforceable right to compensation only begins when the Company starts providing computing power to the mining pool operator. When participating in ratable share pools, in exchange for providing computing power the Company is entitled to a fractional share of the Bitcoin award the mining pool operator receives for successfully adding a block to the blockchain, plus a fractional share of the transaction fees attached to that blockchain. The Company’s fractional share is based on the proportion of computing power the Company contributed to the mining pool operator to the total computing power contributed by all mining pool participants in solving the current algorithm. When participating in a Full Pay Per Share (“FPPS”) mining pool, in exchange for providing computing power to the pool the Company is entitled to compensation, calculated on a daily basis, at an amount that approximates the total Bitcoin that could have been mined using the Company’s computing power, calculated on a look-back basis across previous blocks using the pools hash rate index.

The transaction consideration the Company receives is noncash consideration, in the form of Bitcoin, which the Company measures at fair value on the date received which is not materially different than the fair value at contract inception or time the Company has earned the award from the mining pools. Fair value of the Bitcoin award received is determined using the spot price of Bitcoin on the date received. The Company cannot determine, during the course of providing computing power, that a reversal of revenue is not probable and therefore revenue is recognized when the Company receives consideration from the mining pool operator.

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

The Company issued approximately nil shares and 74 thousand shares at various times during the Three Months ended March 31, 2023 and March 31, 2022, respectively, and has weighted averaged these new shares in calculating income (loss) per share for the relevant period.

Diluted income (loss) per share for the period equals basic loss per share as the effect of any convertible notes, stock based compensation awards or stock warrants would be anti-dilutive.

The anti-dilutive stock based compensation awards consisted of:

	As of March 31,
	2023	2022
Stock Options	1,121,262	3,956,827
Stock Warrants	7,677,441	7,702,441

Income Taxes

The Company’s calculation of its tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions. The Company recognizes tax liabilities for uncertain tax positions based on management’s estimate of whether it is more likely than not that additional taxes will be required. The Company had no uncertain tax positions as of March 31, 2023 and December 31, 2022.

Deferred income taxes are recognized in the consolidated financial statements for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates. Temporary differences arise from net operating losses, differences in depreciation methods of archived images, and property and equipment, stock-based and other compensation, and other accrued expenses. A valuation allowance is established when it is determined that it is more likely than not that some or all of the deferred tax assets will not be realized.

The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws and regulations themselves are subject to change as a result of changes in fiscal policy, changes in legislation, the evolution of regulations and court rulings. Therefore, the actual liability for U.S., or the various state jurisdictions, may be materially different from managements estimates, which could result in the need to record additional tax liabilities or potentially reverse previously recorded tax liabilities. Interest and penalties are included in tax expense.

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operation in the provision for income taxes. As of March 31, 2023 and December 31, 2022, the Company had no accrued interest or penalties related to the underpayment of income taxes.

Income tax expense/(benefit) from operations for the three months ended March 31, 2023 and 2022 was $0 in each period, which resulted primarily from maintaining a full valuation allowance against the Company's deferred tax assets.

Note 2. Digital Assets

Digital assets are as follows:

	March 31, 2023	December 31, 2022	March 31, 2022

Digital assets	$1,751,914	$888,026	$504,366

Bitcoin
	March 31, 2023		March 31, 2022
Beginning of Year	$888,026		$-
Purchase of Bitcoin	35,157		-
Production of Bitcoin	2,090,851		-
Impairment loss on mined Bitcoin	(199,554)		-
Carrying amount of Bitcoin sold	(1,062,566)		-
End of Period	$1,751,914		$-

GUSD
	March 31, 2023		March 31, 2022
Beginning of Year	$-		$-
Purchase of GUSD	-		500,000
GUSD Earned on digital assets	-		4,366
Sale of GUSD	-		-
End of Period	$-		$504,366

Note 3. Fixed Assets, net

The components of fixed assets as of March 31, 2023 and December 31, 2022 are as follows:

	Useful Life (Years)	March 31, 2023	December 31, 2022
Mining machines	5	$27,953,916		$27,637,041
Furniture, computer and office equipment	3-5	217,907		216,312
Gross fixed assets		28,171,823		27,853,353
Less: accumulated depreciation		(1,462,909)		(661,036)
Fixed assets, net		$26,708,914	$	$27,192,317

As of March 31, 2023, there were approximately 3,700 mining machines in service at various hosting sites and approximately 1,950 machines in storage at a hosting facility. At December 31, 2022, there were approximately 2,700 mining machines in services at a Core location, approximately 2,700 machines at a Compute North LLC location which were awaiting transfer to storage as of December 31, 2022 and approximately 200 machines in transit. Depreciation has not commenced on those machines not yet in service. The Company’s depreciation expense recognized for the Three Months ended March 31, 2023 and 2022 was approximately $802,000 and $3,100, respectively.

There was no impairment loss recorded on fixed assets during the Three Months ended March 31, 2023 and 2022.

Note 4. Deposits on Mining Equipment and Hosting Services

As further described in Note 1, the Company has entered into a series of mining machine purchase agreements, hosting and colocation service agreements in connection with our cryptocurrency mining operations which required deposits to be paid in advance of the respective asset or service being received.

As of March 31, 2023 and December 31, 2022, the Company has a total of approximately $1.4 million and approximately $0.5 million, respectively, classified as "Deposits on mining equipment".

The Company classifies hosting deposit payments within "Hosting services deposits" in the consolidated balance sheets. As of March 31, 2023 and December 31, 2022 the Company has a total of approximately $2.2 million and $2.2 million, respectively, classified as "Hosting services deposits".

Note 5. Investments

Marketable Securities

Our marketable equity securities are publicly traded stocks measured at fair value using quoted prices for identical assets in active markets and classified as Level 1 within the fair value hierarchy. Marketable equity securities as of March 31, 2023 and December 31, 2022 are as follows:

	Cost	Cost of Shares Sold	Gross Unrealized Gain (Loss)	Fair Value

Marketable equity securities, March 31, 2023	$4,290	$-	$5,790	$10,080

Marketable equity securities, December 31, 2022	$2,976,933	$(2,915,813)	$(56,830)	$4,290

The Company sold 4,895,894 shares of Borqs for approximately $1.4 million and realized a loss of approximately $395 thousand during the Three Months ended March 31, 2022.

Short-term Investments – convertible debt securities

Short-term investments consist of a convertible debt investment. The Company entered into an agreement with BORQS Technologies Inc. (“Borqs”) (Nasdaq: BRQS) in February 2021 under which the Company agreed to purchase Senior Secured Convertible Promissory Notes (“Notes”) of Borqs up to an aggregate principal amount of $5 million. The Company’s purchase of the Notes was a part of a larger transaction in which an aggregate of $20 million in Notes were sold by Borqs in a private transaction to several institutional and individual investors, including the Company. The Notes became due in February 2023, had an annual interest rate of 8%, were convertible into ordinary shares of Borqs at a 10% discount from the market price, and had 90% warrant coverage (with the warrants exercisable at 110% of the conversion price). The Company received 2,922,078 warrants which had a nominal value on the grant date. One-third of the Notes ($1,666,667) were funded by the Company at the execution of definitive agreements for the transaction, and two-thirds of the Notes ($3,333,333) were purchased and funded upon the satisfaction of certain conditions, including effectiveness of a registration statement that was deemed effective on May 3, 2021. The Company completed this funding on May 6, 2021.

The Company sold 4,895,894 shares during the Three Months ended March 31, 2022 which resulted in a realized loss of $395 thousand which was reflected in Marketable Securities. The remaining principal amount of the Notes plus accrued interest ($965,096) were convertible into common shares of Borqs at a conversion price of $0.25 per share or 3,863,200 shares. As of March 31, 2022, the re-measurement resulted in an unrealized gain of approximately $288,320 and is included within “Unrealized gain on convertible debt security” in the consolidated statements of operations. Short-term investments in convertible debt securities consist of the following:

	March 31, 2023	December 31, 2022	March 31, 2022

Convertible note	$-	$-	$845,424
End of period	$-	$-	$845,424

	March 31, 2023		March 31, 2022

Beginning of year	$-		$539,351
Investment in convertible debt security	-		-
Accrued interest income on convertible debt security	-		17,753
Convertible debt and interest converted into marketable shares	-		-
Unrealized gain on convertible debt security	-		288,320
End of period	$-		$845,424

Long-term Investments

Long-term investments held to maturity in debt securities consist of the following:

Note receivable - LMFAO and SeaStar Medical

On February 1, 2022, LMAO issued an unsecured promissory note to LMFAO Sponsor LLC, pursuant to which LMAO may borrow up to an aggregate principal amount of $500,000 to be used for a portion of LMAO’s expenses. As of March 31, 2022, LMAO had drawn down $310,000 under the promissory note with LMFAO Sponsor LLC to pay for offering expenses. On July 28, 2022 (effective as of June 30, 2022), the aggregate principal limit was increased to $1,750,000. The loan was non-interest bearing, unsecured and due at the earlier of the 24-month anniversary of LMAO’s initial public offering or the closing of its initial business combination.

On April 21, 2022, LMAO entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among LMAO, LMF Merger Sub, Inc., a Delaware corporation and direct, wholly owned subsidiary of LMAO (“Merger Sub”), and SeaStar Medical, Inc., a Delaware corporation (“SeaStar Medical”).

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

On October 28, 2022, LMAO through the Sponsor, consummated the previously announced business combination transaction (the “LMAO Business Combination”) contemplated by the Merger Agreement. Pursuant to the Merger Agreement, upon the closing of the LMAO Business Combination, SeaStar Medical was merged with and into Merger Sub, with SeaStar Medical continuing as the surviving entity in the merger as a wholly-owned subsidiary of LMAO and with LMAO subsequently changing its name in connection with the merger to SeaStar Medical Holding Corporation (“SMHC”).

In connection with the closing of the LMAO Business Combination, on October 28, 2022, Sponsor and SMHC amended, restated, and consolidated (i) the original Promissory Note, dated July 29, 2022, issued by LMAO to Sponsor in the principal amount of $1,035,000 and (ii) the original Amended and Restated Promissory Note, effective June 30, 2022, issued by LMAO to Sponsor in the principal amount of $1,750,000 (collectively, the “Original Sponsor Notes”), by entering into one consolidated amended and restated promissory note with an aggregate principal amount of $2,785,000 (the “Amended Sponsor Note”). During the Three Months ended March 31, 2023, approximately $1,104 thousand of repayments were received from Seastar for the Amended Sponsor Note. As of

March 31, 2023 and December 31, 2022, there was $1,681 thousand and $2,785 thousand of principal, respectively and $79 thousand and $35 thousand of accrued interest, respectively, on the Amended Sponsor Note included in "Notes receivable from Seastar Medical Holding Corporation" on the consolidated balance sheets.

On September 9, 2022, the Company entered into a Credit Agreement with SeaStar Medical pursuant to which the Company agreed to make advances to SeaStar Medical of up to $700,000 for general corporate purposes at an interest rate equal to 15% per annum. All advances made to SeaStar Medical under the Credit Agreement ("Original LMFA Note) and accrued interest were due and payable to LMFA on the maturity date. The agreement was modified on October 28, 2022 to reduce the interest rate to 7% per annum and the maturity date of the loan to October 30, 2023 ("amended LMFA Note"). As of December 31, 2022, SeaStar Medical had borrowed $700,000 under the amended LMFA Note. During the Three Months ended March 31, 2023, approximately $273 thousand of repayments were received from Seastar for the Amended LMFA Note. As of March 31, 2023 and December 31, 2022, there was $427 thousand and $700 thousand of principal, respectively, and $30 thousand and $19 thousand of accrued interest, respectively, on the amended LMFA Note in "Notes receivable from Seastar Medical Holding Corporation" included in the consolidated balance sheets.

The Amended Sponsor Note and the Amended LMFA Note (collectively, the “Notes”) extended the maturity date of the Original Sponsor Notes and Original LMFA Note, respectively, from the closing date of the Business Combination to October 30, 2023, subject to mandatory prepayments equal to a specified percentage of funds raised by SMHC prior to maturity. The Notes both bear interest at a per annum rate equal to seven percent (7%), simple interest, and pursuant to Security Agreements entered into by the parties (the “Security Agreements”), are secured by all of the assets of SMHC and SeaStar Medical (excluding certain intellectual property rights). On March 15, 2023, the Company extended the due date of the notes to June 15, 2024 as part of an agreement to allow SeaStar Medical to incur certain debt to accelerate the partial repayment of part of this loan.

On November 2, 2022 the Company advanced $268 thousand to SeaStar Medical for working capital needs, which was repaid on January 18, 2023. As of March 31, 2023 and December 31, 2022 there was nil and $268 thousand of the advance included in "Notes receivable from Seastar Medical Holding Corporation (formerly LMAO)" on the consolidated balance sheets. As of March 31, 2023 and December 31, 2022 there was also approximately nil and $12 thousand in amounts payable from the Company to Seastar Medical included in "Due to related parties" on the consolidated balance sheets.

	March 31, 2023	December 31, 2022	March 31, 2022

Notes receivable from Seastar Medical Holding Corporation (formerly LMAO)	$2,216,649	$3,807,749	$310,000
End of period	$2,216,649	$3,807,749	$310,000

	March 31, 2023		March 31, 2022

Beginning of year	$3,807,749		$-
Investment (repayment) in Seastar Medical Holding Corporation notes receivable (formerly LMAO)	(1,644,834)		310,000
Accrued interest income	53,734		-
End of period	$2,216,649		$310,000

Symbiont.IO

The Company entered into a secured promissory note and loan agreement with Symbiont.IO, Inc. (“Symbiont”) on December 1, 2021 under which the Company loaned Symbiont an aggregate principal amount of $2 million. The outstanding principal amount under the note bears interest at a rate of 16% per annum. The outstanding principal, plus any accrued and unpaid interest, became due and payable on December 1, 2022 but has not been paid to date. The Symbiont note is secured by a first priority perfected security interest in the assets of Symbiont.

Symbiont filed for bankruptcy on December 1, 2022. Symbiont agreed to assign a Chief Restructuring Officer on April 18, 2023 to facilitate the sale of all of its assets. On May 2, 2023, we entered a credit bid of approximately $2.6 million to acquire substantially all of the assets of Symbiont for $2.6 million in a sale under Section 363 of the Bankruptcy Code. A $1.1 million loss allowance was recorded against the Symbiont debt security for the year ended December 31, 2022.

As of March 31, 2023 and December 31, 2022, there was $347 thousand of accrued interest on the Symbiont security and $55 thousand of accrued reimbursement of legal fees incurred by the Company included in "Long-term investments - debt security".

As part of the loan to Symbiont in December 2021, the Company received 700,000 warrants to purchase shares of Symbiont common stock. Each warrant is immediately exercisable at a purchase price of $3.0642 per share of common stock, subject to adjustment in certain circumstances, and will expire on December 1, 2026. The Company determined the warrants to have a nominal value due to lack of marketability and Symbionts filing of bankruptcy in December 2022.

	March 31, 2023	December 31, 2022	March 31, 2022

Symbiont.IO Note Receivable	$1,350,000	$1,350,000	$2,106,082
End of period	$1,350,000	$1,350,000	$2,106,082

	March 31, 2023		March 31, 2022

Beginning of year	$1,350,000		$2,027,178
Accrued interest income on debt securities	-		78,904
Accrued recovery of legal fees	-		-
Allowance for losses on debt security	-		-
End of period	$1,350,000		$2,106,082

LMF Acquisition Opportunities Inc. and SeaStar Medical - Warrants

Pursuant to the Merger Agreement, the 5,738,000 private placement warrants of LMAO held by Sponsor automatically converted into 5,738,000 warrants of SeaStar on a one-for-one basis at the time of the LMAO business combination and are subject to certain transfer restrictions (the "Private Placement Warrants").

The fair value of the Private Placement Warrants is classified as Level 3 in the fair value hierarchy as the calculation is dependent upon company specific adjustments to the observable trading price of SeaStar (formerly LMAO) public warrants for lack of marketability. Subsequent changes in fair value will be recorded in the income statement during the period of the change.

During the Three Months ended March 31, 2023 and 2022, our re-measurement resulted in an unrealized loss of $26 thousand and $1.0 million, respectively and is included within "Unrealized gain (loss) on investment and equity securities" within our consolidated statements of operations.

Long-term investments for the SeaStar (formerly LMAO) warrants consist of the following:

	March 31, 2023	December 31, 2022	March 31, 2022

Seastar Medical Holding Corporation (formerly LMAO) warrants	$437,924	$464,778	$949,754
End of period	$437,924	$464,778	$949,754

	March 31, 2023		March 31, 2022

Beginning of year	$464,778		$1,973,413
Investments in equity securities	-		-
Unrealized loss on equity securities	(26,854)		(1,023,659)
End of period	$437,924		$949,754

LMF Acquisition Opportunities Inc. and SeaStar Medical - Common Stock

Pursuant to the Merger Agreement, the 2,587,500 shares of Class B common stock of LMAO held by Sponsor automatically converted into 2,587,500 shares of LMAO’s Class A common stock on a one-for-one basis and the Class A Common Stock and Class B Common Stock of LMAO was reclassified as Common Stock of SMHC at the time of the LMAO business combination and are subject to certain transfer restrictions. As of March 31, 2023, Sponsor holds 2,587,500 shares, or approximately 20% of the total common shares of SMHC, along with 5,738,000 private placement warrants. Taking into consideration the approximately 30% minority interest in Sponsor, the percentage of ownership in the total common shares of SMHC that is attributable to the Company is approximately 14%.

Our investment in SeaStar (formerly LMAO) common stock qualifies for equity-method accounting, for which we have elected the fair value option which requires the Company to remeasure our retained interest in SeaStar (formerly LMAO) at fair value and include any resulting adjustments as part of a gain or loss on investment. Prior to the closing of the LMAO business combination, the calculation of fair value of our retained interest in LMAO included company-specific adjustments applied to the observable trading price of LMAO’s Class A common stock related risk of forfeiture should LMAO not consummate a business combination. Subsequent to the LMAO business combination, the fair value calculation related to our retained interest in SeaStar is based upon the observable trading price of Seastar's Class A common stock.

As part of the merger, Sponsor agreed that it will not transfer its shares of Seastar common stock until the date that is the earlier of (1) the twelve month anniversary of the closing of the merger and (2) the last sale price of the Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the close of the merger.

As a result of the remeasurement of our retained interest in SeaStar (formerly LMAO), we recognized an unrealized loss on securities of $5,796 thousand and an unrealized gain on securities of $37 thousand for the Three Months ended March 31, 2023 and 2022, respectively, within our consolidated statements of operations.

Long-term investments for the SeaStar (formerly LMAO) common stock consist of the following:

	March 31, 2023	December 31, 2022	March 31, 2022

Seastar Medical Holding Corporation common stock	$4,812,750	$10,608,750	$-
Investment in unconsolidated affiliate	-	-	4,713,390
End of period	$4,812,750	$10,608,750	$4,713,390

	March 31, 2023		March 31, 2022

Beginning of year	$10,608,750		$4,676,130
Unrealized gain (loss) on equity investment	(5,796,000)		37,260
End of period	$4,812,750		$4,713,390

Note 6. Debt and Other Financing Arrangements

	March 31, 2023	December 31, 2022
Financing agreement with Imperial PFS that is unsecured. Down payment of $78,000 was required upfront and equal installment payments of $45,672 to be made over a 10 month period. The note matures on August 1, 2023. Annualized interest is 7.35%.	$229,383	$365,379

Financing agreement with Imperial PFS that is unsecured. Down payment of $15,000 was required upfront and equal installment payments of $13,799 to be made over an 8 month period. The note matures on August 1, 2023. Annualized interest is 7.35%.	68,999	110,396
	$298,382	$475,775

Minimum required principal payments on the Company's debt as of March 31, 2023 are as follows:

Maturity	Amount
2023 (excluding the three months ended March 31, 2023)	$298,382
$298,382

Note 7. Due to Related Party

Legal services for the Company associated with the collection of delinquent assessments from property owners were performed by a law firm, Business Law Group, P.A. (“BLG”) which was owned solely by Bruce M. Rodgers, the chairman and CEO of the Company, until and through the date of its initial public offering in 2015. Following the initial public offering, Mr. Rodgers transferred his interest in BLG to other attorneys at the firm through a redemption of his interest in the firm. The law firm historically performed collection work primarily on a deferred billing basis wherein the law firm receives payment for services rendered upon collection from the property owners or at amounts ultimately subject to negotiations with the Company.

Under its agreement with BLG, the Company paid BLG a fixed monthly fee of $82,000 for services rendered. The Company paid BLG a minimum per unit fee of $700 in any case where there is a collection event and BLG received no payment from the property owner. This provision was expanded to also include any unit where the Company has taken title to the unit or where the Association has terminated its contract with either BLG or the Company.

On February 1, 2022, the Company consented to the assignment by BLG to the law firm BLG Association Law, PLLC (“BLGAL”) of the Services Agreement, dated April 15, 2015, previously entered into by the Company and BLG (the “Services Agreement”). The Services Agreement had set forth the terms under which BLG would act as the primary law firm used by the Company and its association clients for the servicing and collection of association accounts. The assignment of the Services Agreement was necessitated by the death of the principal attorney and owner of BLG. In connection with the assignment, BLGAL agreed to amend the Services Agreement on February 1, 2022, to reduce the monthly compensation payable to the law firm from $82,000 to $53,000 (the “Amendment”). Bruce M. Rodgers is a 50% owner of BLGAL, and the assignment and Amendment was approved by the independent directors of the Company. A $150 thousand termination fee was also paid to BLG in association with the assignment.

The Company had originally engaged BLG on behalf of many of its Association clients to service and collect the Accounts and to distribute the proceeds as required by Florida law and the provisions of the purchase agreements between the Company and the Associations. This engagement was subsequently assigned to BLGAL as described above. Carollinn Gould, who is a Director of the Company, worked as the General Manager of BLG and works as the General Manager of BLGAL.

Amounts paid to BLG or BLGAL for the Three Months ended March 31, 2023 and 2022 were approximately $159,000 and $188,000, respectively.

Under the Services Agreement in effect during the Three Months ended March 31, 2023 and 2022, the Company pays all costs (lien filing fees, process and serve costs) incurred in connection with the collection of amounts due from property owners. Any recovery of these collection costs is accounted for as a reduction in expense incurred. The Company incurred expenses related to these types of costs for the Three Months ended March 31, 2023 and 2022 in the amounts of $4,000 and $24,000, respectively. Recoveries during the Three Months ended March 31, 2023 and 2022, related to those costs were approximately $14,000 for 2023 and $20,000 for 2022, respectively.

The Company also shares office space, personnel and related common expenses with BLGAL (previously BLG). All shared expenses, including rent, are charged to BLGAL based on an estimate of actual usage. Any expenses of BLGAL or BLG paid by the Company that have not been reimbursed or settled against other amounts are reflected as due from related parties in the accompanying consolidated balance sheet. BLGAL and BLG, as applicable, were charged a total of approximately $15,000 and $15,000 for the office sub-lease during the Three Months ended March 31, 2023 and 2022, respectively.

Amounts payable to BLGAL and BLG, in aggregate as of March 31, 2023 and December 31, 2022 were approximately $63,000 and $63,000, respectively.

Note 8. Commitments and Contingencies

Leases

The Company leases certain office space and office equipment under non-cancelable operating leases. Leases with an initial term of one year or less are not recorded on the balance sheet, and the Company generally recognizes lease expense for these leases on a straight-line basis over the lease term. As of March 31, 2023, the Company’s long term operating leases have a remaining lease term of between 29 and 38 months and include options to renew the leases. The exercise of lease renewal options is generally at the Company’s sole discretion. The Company’s leases do not contain any material residual value guarantees or material restrictive covenants. The Company does not have any material financing leases.

The Company determines if an arrangement is a lease at inception. Operating lease ROU assets and current and long-term operating lease liabilities are separately stated on the Consolidated Balance Sheet. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The present value of future lease payments are discounted using either the implicit rate in the lease, if known, or the

Company’s incremental borrowing rate for the specific lease as of the lease commencement date. The ROU asset is also adjusted for any prepayments made or incentives received. The lease terms include options to extend or terminate the lease only to the extent it is reasonably certain any of those options will be exercised. Lease expense is recognized on a straight-line basis over the lease term. The Company accounts for lease components (e.g., fixed payments) separate from the non-lease components (e.g., common-area maintenance costs) for its building lease. For office equipment, the company does not separate lease components (e.g., fixed payments) from the non-lease components (e.g., service costs).

The Company’s office lease began July 15, 2019 and was due to expire on July 31, 2022. During the first quarter of 2022 the Company exercised its option to extend its office lease to July 31, 2025. The Company accounted for the lease extension as a lease modification under ASC 842. Due to the lease extension, the Company remeasured the lease liability and ROU asset associated with the lease. As of the effective date of modification, the Company recorded an adjustment to the right-of-use asset and lease liability in the amount of $300,787 based on the net present value of lease payments discounted using an estimated incremental borrowing rate of 7.5%. Subsequent renewal options were not considered probable of being exercised as of lease commencement. This office space is in a building owned by a board member.

The Company shares this space and the related costs associated with this operating lease with a related party (see Note 7) that also performs legal services associated with the collection of delinquent assessments. The related party has a sub-lease for approximately $4,800 per month plus operating expenses.

Lease expense recognized for the Three Months ended March 31, 2023 and 2022 was approximately $28,300 and $23,400, respectively. Sub-lease income for the Three Months ended March 31, 2023 and 2022 was approximately $14,600 and $14,600, respectively.

On February 27, 2023, the Company executed a lease for office equipment which has been classified as an operating lease. The lease term is 39 months. As of the effective date of the lease, the Company recorded an adjustment to the right-of-use asset and lease liability in the amount of approximately $21,900 based on the net present value of lease payments discounted using an estimated incremental borrowing rate of 7.35%.

The following table presents supplemental balance sheet information related to operating leases as of March 31, 2023 and December 31, 2022:

	Balance Sheet Line Item	March 31, 2023	December 31, 2022
Assets
ROU assets	Right of use asset, net	$264,321	$265,658
Total lease assets		$264,321	$265,658

Liabilities
Current lease liabilities	Lease liability	$99,569	$90,823
Long-term lease liabilities	Lease liability	170,295	179,397
Total lease liabilities		$269,864	$270,220

Weighted-average remaining lease term (in years)		2.5	2.7
Weighted-average discount rate		7.49%	7.50%

The following table presents supplemental cash flow information and non-cash activity related to operating leases for the Three Months ended March 31, 2023 and 2022:

	For the Three Months Ended March 31,
	2023	2022
Operating cash flow information
Cash paid for amounts included in the measurement of lease liabilities	$(22,243)	$(30,242)
Non-cashflow information
ROU assets and operating lease obligation recognized	$21,887	$300,787

The following table presents maturities of operating lease liabilities on an undiscounted basis as of March 31, 2023:

Lease Maturity Table
Operating Leases
2023 (excluding the three months ended March 31, 2023)	87,056
2024	121,385
2025	85,324
2026	3,163
(less: imputed interest)	(27,064)
$269,864

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

On November 8, 2022, LMFA filed an action in Florida circuit court against Uptime and Bit5ive, LLC in a case styled US Digital Mining and Hosting Co. LLC v. Uptime Amory, LLC and Bit5ive, LLC (Fla. 11thCir. Ct., November 8, 2022). In that action, we alleged breach of contract and violation of the Florida Deceptive and Unfair Trade Practices Act and are seeking, among other things, damages of $3.15 million for non-delivery of the 18 POD5ive containers. The Defendants in this action filed a motion to compel confidential arbitration action. The court has now stayed the action in the Florida circuit court, and ordered the parties to confidential arbitration governed by the American Arbitration Association and the case is proceeding to arbitration. We recorded an impairment charge of $3.15 million on our mining machine deposit in the fourth quarter of 2022 and is reported on our Consolidated Statements of Operations as Impairment loss on prepaid mining machine deposits.

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

On September 2, 2022, we filed in Florida circuit court a legal action against Uptime Hosting LLC in an action styled US Digital Mining and Hosting Co, LLC v. Uptime Hosting, LLC (Fla. 13th Cir. Ct. Sept. 2, 2022) for the return of the deposit and other damages, alleging breach of contract and violation of the Florida Deceptive and Unfair Trade Practices Act. On May 5, 2023 US Digital Mining and Hosting Co. amended our complaint adding parties Bit5ive, LLC, Block Consulting Services, LLC., 6301 Southwest Ranches, LLC., Robert D Collazo Jr. individually, Elyam Moral-Collazo individually, the Unknown Partners of Uptime Hosting LLC, Unknown Partners of Bit5ive, LLC, Unknown Partners of 6301 Southwest Ranches, LLC and adding counts for for (i) breach of contract against Uptime and Bit5ive, (ii) violation of Florida’s Uniform Fraudulent Transfer Act against Uptime; (iii) violation of Florida’s Uniform Fraudulent Transfer Act against Bit5ive; (iv) violation of Florida’s Uniform Fraudulent Transfer Act against Block Consulting and Robert Collazo (v) violation of Florida Fraudulent Asset Conversion against Block Consulting Services, 6301 Southwest Ranches, LLC, Robert D Collazo, Jr. and Elyam Moral-Collazo; (vi) violation of Florida Deceptive and Unfair Trade Practices Act (“FDUTPA”) against all Defendants, (vii) equitable lien against Robert D Collazo, Jr., Elyam Moral-Collazo and 6301 Southwest Ranches, LLC., and (viii) equitable lien against Defendants Robert D Collazo, Jr., Elyam Moral-Collazo and 6301

Southwest Ranches, LLC. Uptime Hosting LLC has answered the complaint with affirmative defenses and counterclaims for fraudulent inducement and rescission, which we believe are without merit.

Note 9. Stockholders’ Equity

Stock Options

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

The following is a summary of the stock option plan activity during the Three Months ended March 31, 2023 and 2022:

	2023		2022
	Number of	Weighted Average	Number of	Weighted Average
	Options	Exercise Price	Options	Exercise Price

Options Outstanding at Beginning of the year	1,121,262	$3.26	3,956,827	$6.22

Granted	-	-	-	-
Cancelled	-	-	-	-
Forfeited	-	-	-	-

Options Outstanding at March 31,	1,121,262	$3.26	3,956,827	$6.22

Options Exercisable at March 31,	206,410	$11.20	3,760	$293.95

Stock compensation expense recognized for the Three Months ended March 31, 2023 and 2022 was approximately $194 thousand and $3,318 thousand, respectively. There was approximately $455 thousand of unrecognized compensation cost associated with unvested stock options as of March 31, 2023.

The aggregate intrinsic value of the outstanding common stock options as of March 31, 2023 and December 31, 2022 was approximately $0 and $0, respectively. The remaining weighted average life of the options as of March 31, 2023 was 9.3 years.

Stock Issuance

In the year ended December 31, 2021, the Company issued 73,940 shares to management as part of their employment contracts of which $229,500 was expensed. The shares were physically issued in February 2022.

The Company issued 200,000 shares on November 4, 2021 pursuant to an agreement that is for one year with two vendors who provide consulting in the blockchain and crypto currency field. The total fair value of the stock at the time of issuance was approximately $1,318,000 of which we expensed approximately nil and $329,500 for the Three Months ended March 31, 2023 and 2022, respectively.

Warrants

The following is a summary of the warrant activity during the Three Months ended March 31, 2023 and 2022:

	2023		2022
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Warrants Outstanding at Beginning of the year	7,677,441	$5.00	7,702,441	$5.00

Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-

Warrants Outstanding and Exercisable at March 31,	7,677,441	$5.00	7,702,441	$5.00

The aggregate intrinsic value of the outstanding common stock warrants as of March 31, 2023 and December 31, 2022 was approximately $0 and $0 respectively. The remaining weighted average life of the warrants as of March 31, 2023 was 3.5 years.

Note 10. Segment Information

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

	Three Months Ended March 31, 2023
	Specialty Finance	Mining Operations	All Other	Total
Revenue, net	$222,667	$2,090,851	$-	$2,313,518
Depreciation and Amortization	2,966	797,869	1,038	801,873
Operating loss	(211,669)	(493,393)	(1,264,364)	(1,969,426)
Unrealized loss on investment and equity securities	-	-	(5,822,854)	(5,822,854)
Realized gain on sale of purchased digital assets	-	-	1,917	1,917
Unrealized gain on marketable securities	-	-	5,790	5,790
Impairment loss on prepaid hosting deposits	-	(36,691)	-	(36,691)
Coupon sales other income	-	603,591	-	603,591
Interest income	-	-	55,077	55,077
Income (Loss) before income taxes	(211,646)	186,232	(7,137,182)	(7,162,596)
Fixed Asset Additions	-	316,874	1,596	318,470

	Three Months Ended March 31, 2022
	Specialty Finance	Mining Operations	All Other	Total
Revenue, net	$191,004	$-	$-	$191,004
Depreciation and Amortization	2,365	-	729	3,094
Operating loss	(418,079)	-	(4,612,153)	(5,030,232)
Realized loss on securities	-	-	(395,181)	(395,181)
Unrealized loss on investment and equity securities	-	-	(986,399)	(986,399)
Unrealized gain on convertible debt security	-	-	288,320	288,320
Unrealized gain on marketable securities	-	-	130	130
Dividend income	-	-	1,375	1,375
Interest income	-	-	98,370	98,370
Loss before income taxes	(418,079)	-	(5,601,172)	(6,019,251)
Fixed Asset Additions	-	-	-	-

Note 11. Subsequent Events

On April 20, 2023 (the “Grant Date”), the board of directors of the Company approved the grant of (i) options to purchase 2,486,500 shares of common stock of the Company (“Options”) and (ii) 1,560,000 shares of restricted stock (“Restricted Shares”) to management and employees.

The Options grant each recipient the right to purchase shares of Company common stock at a price of $0.7513 per share, the fair market value of the Company’s common stock on the Grant Date. The Options vest as to 50% of the total amount of the award on the one-year anniversary of the Grant Date and 50% of the total amount of the award on the two-year anniversary of the Grant Date (subject to accelerated vesting upon a change of control of the Company), provided that the executive is in continuous employment or service to the Company through the applicable vesting date. The Options will be subject to accelerated vesting as follows: (a) 50% of the portion of the Options that are scheduled to vest during the first year after the Grant Date will vest as of June 30, 2023, if the Company’s Bitcoin mining operations achieve 500 petahash of computing power as of June 30, 2023, and (b) 50% of the portion of the Options that are scheduled to vest during the second year after the Grant Date will vest as of June 30, 2024, if the Company’s Bitcoin mining operations achieve 1,000 petahash of computing power as of June 30, 2024.

The Restricted Shares vest in twelve substantially equal installments on each monthly anniversary of the Grant Date for twelve months following the Grant Date (subject to accelerated vesting upon a change of control of the Company), provided that the employee is in continuous employment or service to the Company through the applicable vesting date.

On May 5, 2023, the Company entered into a hosting agreement (the “GIGA Hosting Agreement”) with GIGA Energy Inc. (“GIGA”) pursuant to which GIGA agreed to host 1,080 of the Company's Bitcoin Miner S19J Pro machines at a secure location and provide power, maintenance and other services specified in the contract with a term of one year. As required under the GIGA Hosting Agreement, the Company paid approximately $173 thousand as a pre-payment in May 2023 and will pay a deposit of $173 thousand in May 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements and Notes for the Three Months ended March 31, 2023, and with the Annual Report on Form 10-K for the year ended December 31, 2022

Forward-Looking Statements

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

We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties, and assumptions about us that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Important factors which could materially affect our results and our future performance include, without limitation:

•
our ability to retain the listing of our securities on the Nasdaq Capital Market,
•
our ability to obtain funds to purchase receivables,
•
the early stage of our planned cryptocurrency mining business and our lack of operating history in such business,
•
volatility surrounding the value and regulatory landscape of Bitcoin and other cryptocurrencies,
•
the uncertainty surrounding the cryptocurrency mining business,
•
the availability of cost-efficient energy supplies available to mine cryptocurrency,
•
bankruptcy or financial problems of our hosting vendors in our mining business,
•
reliance to date on a single model of Bitcoin miner,
•
the ability to scale our mining business,
•
our ability to purchase defaulted consumer receivables at appropriate prices,
•
competition to acquire such receivables,
•
our dependence upon third party law firms to service our accounts,
•
our ability to manage growth or declines in the business,
•
changes in government regulations that affect our ability to collect sufficient amounts on our defaulted consumer receivables,
•
the impact of class action suits and other litigation on our business or operations,
•
our ability to keep our software systems updated to operate our business,
•
our ability to employ and retain qualified employees,
•
our ability to establish and maintain internal accounting controls,
•
changes in the credit or capital markets,
•
changes in interest rates,
•
deterioration in economic conditions,
•
the spread of the novel coronavirus (COVID-19), its impact on the economy generally and, more specifically, the specialty finance industries,
•
negative press regarding the debt collection industry which may have a negative impact on a debtor’s willingness to pay the debt we acquire, and

•
other factors set forth under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and Item 1A of this Quarterly Report on Form 10-Q.

Except as required by law, we assume no duty to update or revise any forward-looking statements.

Overview

LM Funding America, Inc. (“we”, “our”, “LMFA”, or the “Company”) currently has two lines of business: our recently commenced cryptocurrency mining business and our historical specialty finance business.

On September 15, 2021, we announced our plan to operate in the Bitcoin mining ecosystem, and subsequently commenced Bitcoin mining operations in late September 2022. This business operation deploys our computing power to mine Bitcoin and validate transactions on the Bitcoin network. We believe that developments in Bitcoin mining have created an opportunity for us to deploy capital and conduct large-scale mining operations in the United States. We conduct this business through a wholly owned subsidiary, US Digital Mining and Hosting Co, LLC, a Florida limited liability company ("US Digital"), which we formed in 2021 to develop and operate our cryptocurrency mining business.

With respect to our specialty finance business, the Company has historically engaged in the business of providing funding to nonprofit community associations primarily located in the State of Florida. We offer incorporated nonprofit community associations, which we refer to as “Associations”, a variety of financial products customized to each Association’s financial needs. Our original product offering consists of providing funding to Associations by purchasing their rights under delinquent accounts that are selected by the Associations arising from unpaid Association assessments. Historically, we provided funding against such delinquent accounts, which we refer to as “Accounts”, in exchange for a portion of the proceeds collected by the Associations from the account debtors on the Accounts. In addition to our original product offering, we also purchase Accounts on varying terms tailored to suit each Association’s financial needs, including under our New Neighbor Guaranty™ program corporate history.

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

The Company organized two new subsidiaries in 2020: LMFA Financing LLC, a Florida limited liability company, on November 21, 2020, and LMFAO Sponsor LLC, a Florida limited liability company, on October 29, 2020. LMFAO Sponsor LLC organized a subsidiary, LMF Acquisition Opportunities Inc., on October 29, 2020. LM Funding America Inc. organized a subsidiary, US Digital Mining and Hosting Co., LLC (and 100% subsidiaries), on September 10, 2021. USDM has formed 100% owned subsidiaries to engage in business in various states. The Company also from time to time organizes other subsidiaries to serve a specific purpose or hold a specific asset. LMF Acquisition Opportunities Inc. was merged with Seastar Medical Holding Corporation on October 28, 2022.

Summarized Consolidated Statements of Operations
	Three Months Ended March 31,
	2023	2022

Revenue	$2,313,518	$191,004
Operating costs and expenses	4,282,944	5,221,236
Operating income (loss)	(1,969,426)	(5,030,232)
Other income (loss)	(5,193,170)	(989,019)
Loss before income taxes	(7,162,596)	(6,019,251)
Income tax expense	-	-
Net income (loss)	(7,162,596)	(6,019,251)
Less: Net loss attributable to non-controlling interest	1,776,264	291,200
Net income (loss) attributable to LM Funding America Inc.	$(5,386,332)	$(5,728,051)

Results of Operations

The Three Months Ended March 31, 2023 compared with the Three Months Ended March 31, 2022

Revenues

During the Three Months ended March 31, 2023, total revenues increased by $2,123 thousand, to $2,314 thousand from $191 thousand for the Three Months ended March 31, 2022.

Digital mining revenue increased in the Three Months ended March 31, 2023 by $2,091 thousand to $2,091 thousand from nil for the Three Months ended March 31, 2022 due to the mining of 91.7 Bitcoin during the Three Months ended March 31, 2023.

Total specialty finance revenue for the Three Months ended March 31, 2023 increased to $183 thousand from $152 thousand for the Three Months ended March 31, 2022 as the average payoff increased slightly even as the number of payoffs decreased slightly over the prior year.

Operating Expenses

During the Three Months ended March 31, 2023, operating expenses decreased approximately $938 thousand to $4,283 thousand from $5,221 thousand for the Three Months ended March 31, 2022. The decrease in operating expenses is attributed to various factors including: (i) a $3,454 thousand decrease in stock compensation and option expense and a $202 thousand decrease in professional fees, (ii), an offset by an increase of $1,668 thousand for digital mining costs of revenues arising from an increased number of Bitcoin mining equipment generating Bitcoins; (iii), a $799 thousand increase in depreciation and amortization arising from an increased number of Bitcoin mining equipment placed in service; (iv), a $244 thousand increase in other operating costs arising from increased general business insurance and investor relations services; (v), a $200 thousand decrease due to the impairment of mined Bitcoin and (vi) a $95 thousand increase in compensation costs. The Company also recognized a realized gain on the sale of mined digital assets of $424 thousand for the Three Months ended March 31, 2023 compared to nil for the Three Months ended March 31, 2022.

Other Income (Expense)

The Company recognized no realized gain or loss on marketable securities for the Three Months ended March 31, 2023 as compared to a $395 thousand loss for the Three Months ended March 31, 2022.

The Company recognized an unrealized gain of nil and $288 thousand for the Three Months ended March 31, 2023 and 2022, respectively, from the revaluation of the Borqs convertible debt securities.

The Company recognized an unrealized loss on securities of $5,823 thousand for the Three Months ended March 31, 2023 as compared to an unrealized loss of $986 thousand for the Three Months ended March 31, 2022 from the revaluation of Seastar's (formerly LMAO’s) common stock and Private Placement Warrants.

The Company recognized $603 thousand on the sale of Bitmain coupons received from the purchase of Bitcoin mining equipment for the Three Months ended March 31, 2023 compared to nil for the Three Months ended March 31, 2022.

Income Tax Expense

During the Three Months ended March 31, 2023, the Company generated a $7.2 million net loss before income taxes and the Company increased its income tax valuation allowance by $2.1 million, which offset the Company’s incurred net income tax expense of $2.1 million which resulted in no income tax expense being recognized during this period. This net activity resulted in no recognized income tax expense for the Three Months ended March 31, 2023. The Company recognized nil of income tax expense for the Three Months ended March 31, 2022.

Net Loss

During the Three Months ended March 31, 2023, the net loss was $7.2 million as compared to a net loss of $6.0 million for the Three Months ended March 31, 2022.

Net Loss Attributable to Non-Controlling Interest

The Company owns 69.5% of Sponsor. As such, there is $1.8 million net loss for the Three Months ended Mach 31, 2023 attributable to the Non-Controlling Interest as compared to a $0.3 million net loss for the Three Months ended March 31, 2022.

Net Loss Attributable to LM Funding America, Inc.

During the Three Months ended March 31, 2023, the net loss was $5.4 million as compared to a net loss of $5.7 million for the Three Months ended March 31, 2022.

Liquidity and Capital Resources

General

As of March 31, 2023 and December 31, 2022, our liquidity was comprised of:

	March 31, 2023	December 31, 2022
Cash and cash equivalents	$3,428,906	$4,238,006
Bitcoin	1,751,914	888,026
Marketable securities	10,080	4,290
End of Period	$5,190,900	$5,130,322

Our liquidity position improved slightly from December 31, 2022 due primarily from the mining of Bitcoin for the Three Months ended March 31, 2023.

The Company's Bitcoin activity during the Three Months ended March 31, 2023 and 2022 was:

	March 31, 2023	December 31, 2022	March 31, 2022

Bitcoin Balance	83.6	54.9	-

	March 31, 2023		March 31, 2022
Beginning of Year	54.9		-
Production of Bitcoin	91.7		-
Purchase of Bitcoin	2.0
Sale of Bitcoin	(64.9)		-
Fees	(0.1)		-
End of Period	83.6		-

The Company's cash flow summary for the Three Months ended March 31, 2023 and 2022 are as follows.

	Three Months Ended March 31,
	2023	2022
Cash Flows used in Operating Activities	$(1,092,471)	$(528,304)
Cash Flows provided by (used in) Investing Activities	460,764	(7,437,070)
Cash Flows used in Financing Activities	(177,393)	(57,344)
Net Decrease in Cash	(809,100)	(8,022,718)
Cash - Beginning of Year	4,238,006	32,559,185
Cash - End of Period	$3,428,906	$24,536,467

Cash from Operations

Net cash used by operations was $1.1 million during the Three Months ended March 31, 2023 compared with net cash used in operations of $0.5 million during the Three Months ended March 31, 2022. This change in cash used in operating activities was primarily driven by the difference between Bitcoin mining revenue received in noncash consideration (i.e. Bitcoin) as compared to the amount of mined Bitcoin liquidated to support operations during the Three months ended March 31, 2023.

Cash from Investing Activities

For the Three Months ended March 31, 2023 net cash provided by investing activities was $0.5 million as compared to net cash used in investing activities of $7.4 million for the Three Months ended March 31, 2022. For the Three Months ended March 31, 2023, the Company received $1.6 million from SeaStar Medical (formerly LMAO) related to the payment of outstanding notes receivable while investing $1.2 million for Bitcoin mining equipment. For the Three Months ended March 31, 2022 the Company invested $7.1 million in Bitcoin mining equipment and loaned $0.3 million to SeaStar Medical (formerly LMAO).

Cash from Financing Activities

Net cash used in financing activities was $0.2 million for the Three Months ended March 31, 2023 compared to $0.1 million used in financing activities for the Three Months ended March 31, 2022. During the Three Months ended March 31, 2023 and 2022, the Company repaid debt of $0.2 million and $0.1 million, respectively.

Stockholders’ Equity

The Company had no cash infusion during the Three Months ended March 31, 2023 or 2022.

Debt

Debt of the Company consisted of the following at March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Financing agreement with Imperial PFS that is unsecured. Down payment of $78,000 was required upfront and equal installment payments of $45,672 to be made over a 10 month period. The note matures on August 1, 2023. Annualized interest is 7.35%.	$229,383	$365,379

Financing agreement with Imperial PFS that is unsecured. Down payment of $15,000 was required upfront and equal installment payments of $13,799 to be made over an 8 month period. The note matures on August 1, 2023. Annualized interest is 7.35%.	68,999	110,396
	$298,382	$475,775

The following table presents maturities of debt on an undiscounted basis as of March 31, 2023:

Maturity	Amount
2023 (excluding the three months ended March 31, 2023)	$298,382
$298,382

Non-GAAP Financial Measures

Our reported results are presented in accordance with U.S. generally accepted accounting principles (“GAAP”). We also disclose Earnings before Interest, Tax, Depreciation and Amortization ("EBITDA") and Core Earnings before Interest, Tax, Depreciation and Amortization ("Core EBITDA") which adjusts for unrealized loss on investment and equity securities, unrealized gain on convertible debt securities and stock compensation expense and option expense, all of which are non-GAAP financial measures. We believe these non-GAAP financial measures are useful to investors because they are widely accepted industry measures used by analysts and investors to compare the operating performance of Bitcoin miners.

The following tables reconcile net loss, which we believe is the most comparable GAAP measure, to EBITDA and Core EBITDA:

	Three Months Ended March 31,
	2023	2022

Net loss	$(7,162,596)	$(6,019,251)
Income tax expense	-	-
Interest expense	-	-
Depreciation and amortization	801,873	3,094
Loss before interest, taxes & depreciation	$(6,360,723)	$(6,016,157)
Unrealized loss on investment and equity securities	5,822,854	986,399
Unrealized gain on convertible debt securities	-	(288,320)
Stock compensation and option expense	194,356	3,648,237
Core loss before interest, taxes & depreciation	$(343,513)	$(1,669,841)

Critical Accounting Estimates and Policies

Our financial statements are prepared in accordance with GAAP. The preparation of the consolidated financial statements in conformity with GAAP requires our management to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities, the disclosure or inclusion of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the period. We evaluate our significant estimates on an ongoing basis, including, but not limited to, estimates related to allowance for doubtful accounts, the evaluation of the impairment of fixed assets and income tax provisions. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. We consider our critical accounting policies to be those related to long-lived assets. We do not consider any of our estimates to be critical. Refer to Note 1 - Significant Accounting Policies included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 for a complete discussion of the significant accounting policies and methods used in the preparation of our financial statements.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2023. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of March 31, 2023 due to the following material weakness in internal control over financial reporting that existed as of December 31, 2022 and that continued to exist through March 31, 2023:

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

We expect to be dependent upon our Chief Financial Officer, who is knowledgeable and experienced in the application of U.S. Generally Accepted Accounting Principles, to maintain our disclosure controls and procedures and the preparation of our financial statements for the foreseeable future. We plan on increasing the size of our accounting staff at the appropriate time for our business and its size to ameliorate our concern that we do not effectively segregate certain accounting duties, which we believe would resolve the material weakness in disclosure controls and procedures, but there can be no assurances as to the timing of any such action or that we will be able to do so.

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Legal Proceedings are set forth under Note 5 "Commitments and Contingencies" included in Part I, Item 1 of this Quarterly Report on Form 10-Q and are incorporated herein by reference.

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, we supplement the risk factors in our Annual Report on Form 10-K that was filed with the SEC on March 31, 2023 with the following risk factors. Any of these factors disclosed in our Annual Report on Form 10-K or herein could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Risks Relating to Our Securities

Our common shares could be delisted from the Nasdaq Capital Market.

Nasdaq’s listing standards provide that a company may be delisted if the bid price of its stock drops below $1.00 for a period of 30 consecutive business days. On April 13, 2023, we received a Notification Letter from The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that it was not in compliance with the minimum bid price requirements set forth in NASDAQ Listing Rule 5550(a)(2) for continued listing on the Nasdaq Capital Market, due to the bid price of the Company’s common stock closing below the minimum $1 per share for the thirty (30) consecutive business days prior to the date of the Notification Letter. In accordance with listing rules, the Company is automatically afforded 180 days, or until October 11, 2023, to regain compliance. If during this 180-day compliance period the closing bid price of the Company’s common stock is at least $1.00 per share for a minimum of ten consecutive business days, then Nasdaq will provide the Company with written confirmation of compliance and the matter will be closed. If compliance cannot be demonstrated by October 11, 2023, the Company may be eligible for additional time.

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

3.2	Restated By-Laws of LM Funding America, Inc. (incorporated by reference to Exhibit 3.2 to the Form 10-Q filed on November 17, 2022)
31.1*	Rule 13a – 14(a) Certification of the Principal Executive Officer
31.2*	Rule 13a – 14(a) Certification of the Principal Financial Officer
32.1*	Written Statement of the Principal Executive Officer, Pursuant to 18 U.S.C. § 1350
32.2*	Written Statement of the Principal Financial Officer, Pursuant to 18 U.S.C. § 1350

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

LM FUNDING AMERICA, INC.

Date: May 15, 2023	By:	/s/ Bruce M. Rodgers
Bruce M. Rodgers
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: May 15, 2023	By:	/s/ Richard Russell
Richard Russell
Chief Financial Officer
(Principal Accounting Officer)