Form 10-Q
period 2023-06-30
LM FUNDING AMERICA, INC.
filed 2023-08-14
CIK 1640384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

The registrant had 14,651,883 shares of Common Stock, par value $0.001 per share, outstanding as of August 7, 2023.

LM FUNDING AMERICA, INC.

TABLE OF CONTENTS

		Page

PART I.	FINANCIAL INFORMATION	3

Item 1.	Financial Statements	3

	LM Funding America, Inc. and Subsidiaries Consolidated Balance Sheets as of June 30, 2023 (unaudited) and December 31, 2022	3

	LM Funding America, Inc. and Subsidiaries Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2023 and 2022 (unaudited)	4

	LM Funding America, Inc. and Subsidiaries Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2023 and 2022 (unaudited)	5

	LM Funding America, Inc. and Subsidiaries Consolidated Statements of Changes in Stockholders’ Equity for the Three and Six Months Ended June 30, 2023 and 2022 (unaudited)	6
	Notes to Unaudited Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34

Item 4.	Controls and Procedures	34

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	36

Item 1A.	Risk Factors	36

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 3.	Defaults Upon Senior Securities	36

Item 4.	Mine Safety Disclosures	36

Item 5.	Other Information	37

Item 6.	Exhibits	38

SIGNATURES		39

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

LM Funding America, Inc. and Subsidiaries Consolidated Balance Sheets

	June 30,	December 31,
	2023	2022
	(Unaudited)
Assets
Cash	$1,847,239	$4,238,006
Digital Assets (Note 2)	1,992,557	888,026
Finance receivables	14,097	26,802
Marketable securities (Note 5)	8,668	4,290
Notes receivable from Seastar Medical Holding Corporation (Note 5)	2,238,442	3,807,749
Prepaid expenses and other assets	1,425,585	1,233,322
Income tax receivable	293,466	293,466
Current assets	7,820,054	10,491,661

Fixed assets, net (Note 3)	27,208,981	27,192,317
Deposits on mining equipment (Note 4)	282,171	525,219
Hosting services deposits (Note 4)	2,357,658	2,200,452
Real estate assets owned	80,057	80,057
Long-term investments - debt security (Note 5)	-	2,402,542
Less: Allowance for losses on debt security (Note 5)	-	(1,052,542)
Long-term investments - debt security, net (Note 5)	-	1,350,000
Long-term investments - equity securities (Note 5)	188,493	464,778
Investment in Seastar Medical Holding Corporation (Note 5)	1,345,500	10,608,750
Symbiont intangible assets (Note 11)	2,804,902	-
Operating lease - right of use assets (Note 8)	239,671	265,658
Other assets	10,726	10,726
Long-term assets	34,518,159	42,697,957
Total assets	$42,338,213	$53,189,618

Liabilities and stockholders' equity
Accounts payable and accrued expenses	2,005,147	1,570,906
Note payable - short-term (Note 6)	119,353	475,775
Due to related parties (Note 7)	68,217	75,488
Current portion of lease liability (Note 8)	94,509	90,823
Total current liabilities	2,287,226	2,212,992

Lease liability - net of current portion (Note 8)	151,685	179,397
Long-term liabilities	151,685	179,397
Total liabilities	2,438,911	2,392,389

Stockholders' equity (Note 9)
Preferred stock, par value $.001; 150,000,000 shares authorized; no shares issued and outstanding as of June 30, 2023 and December 31, 2022	-	-
Common stock, par value $.001; 350,000,000 shares authorized; 14,651,883 shares issued and outstanding as of June 30, 2023 and 13,091,883 as of December 31, 2022	14,652	13,092
Additional paid-in capital	94,100,806	92,195,341
Accumulated deficit	(52,952,718)	(43,017,207)
Total LM Funding America stockholders' equity	41,162,740	49,191,226
Non-controlling interest	(1,263,438)	1,606,003
Total stockholders' equity	39,899,302	50,797,229
Total liabilities and stockholders’ equity	$42,338,213	$53,189,618

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LM Funding America, Inc. and Subsidiaries Consolidated Statements of Operations (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Digital mining revenues	$2,968,322	$-	$5,059,173	$-
Specialty finance revenue	190,173	193,953	373,009	346,085
Rental revenue	37,155	40,580	76,986	79,452
Total revenues	3,195,650	234,533	5,509,168	425,537
Operating costs and expenses:
Digital mining cost of revenues (exclusive of depreciation and amortization shown below)	2,361,825	-	4,029,498	-
Staff costs & payroll	2,463,440	4,296,695	3,396,275	8,588,892
Professional fees	236,974	1,031,431	809,330	1,806,251
Settlement costs with associations	10,000	-	10,000	160
Selling, general and administrative	242,559	122,271	482,023	237,191
Real estate management and disposal	69,355	22,414	101,158	53,895
Depreciation and amortization	1,169,120	2,007	1,970,993	5,101
Collection costs	(373)	(7,906)	9,435	(11,726)
Impairment loss on mined digital assets	239,599	-	439,153	-
Realized gain on sale of mined digital assets	(646,458)	-	(1,070,791)	-
Other operating costs	205,943	141,509	457,854	149,893
Total operating costs and expenses	6,351,984	5,608,421	10,634,928	10,829,657
Operating loss	(3,156,334)	(5,373,888)	(5,125,760)	(10,404,120)
Realized gain (loss) on securities	-	45,261	-	(349,920)
Realized gain on convertible debt securities	-	287,778	-	287,778
Unrealized loss on convertible debt security	-	(288,320)	-	-
Unrealized gain (loss) on marketable securities	(1,412)	(24,030)	4,378	(23,900)
Impairment loss on hosting deposits	-	-	(36,691)	-
Unrealized gain (loss) on investment and equity securities	(3,716,681)	12,215,401	(9,539,535)	11,229,002
Impairment loss on digital assets	-	(377,707)	-	(377,707)
Realized gain on sale of purchased digital assets	-	-	1,917	-
Digital assets other income	-	1,292	-	5,658
Other income - coupon sales	25,721	-	629,312	-
Gain on adjustment of note receivable allowance	1,052,543	-	1,052,543	-
Other income - finance revenue	37,660	-	37,660	-
Dividend income	-	1,375	-	2,750
Interest income	116,147	80,975	171,224	179,345
Income (loss) before income taxes	(5,642,356)	6,568,137	(12,804,952)	548,886
Income tax expense	-	-	-	-
Net income (loss)	$(5,642,356)	$6,568,137	$(12,804,952)	$548,886
Less: loss (income) attributable to non-controlling interest	1,093,177	(3,723,797)	2,869,441	(3,432,597)
Net income (loss) attributable to LM Funding America Inc.	$(4,549,179)	$2,844,340	$(9,935,511)	$(2,883,711)

Basic income (loss) per common share	$(0.35)	$0.22	$(0.76)	$(0.22)
Diluted income (loss) per common share	$(0.35)	$0.22	$(0.76)	$(0.22)

Weighted average number of common shares outstanding
Basic	13,182,162	13,091,882	13,153,038	13,076,359
Diluted	13,182,162	13,091,882	13,153,038	13,076,359

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LM Funding America, Inc. and Subsidiaries Consolidated Statements of Cash Flows

(unaudited)

	Six Months ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(12,804,952)	$548,886
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	1,970,993	5,101
Noncash lease expense	47,874	47,127
Stock compensation	564,930	658,999
Stock option expense	1,342,095	6,637,479
Accrued investment income	(91,864)	(176,438)
Impairment loss on digital assets	439,153	377,707
Impairment loss on hosting deposits	36,691	-
Unrealized loss (gain) on marketable securities	(4,378)	23,900
Unrealized loss (gain) on investment and equity securities	9,539,535	(11,229,002)
Realized loss (gain) on securities	-	349,920
Realized gain on convertible note receivable	-	(287,778)
Realized gain on sale of digital assets	(1,072,708)	-
Proceeds from securities	-	2,565,893
Convertible debt and interest converted into marketable securities	-	844,882
Investments in marketable securities	-	(844,882)
Reversal of allowance loss on debt security	(1,052,543)	-
Change in operating assets and liabilities:
Prepaid expenses and other assets	(85,713)	623,511
Hosting deposits	(193,897)	-
Advances (repayments) to related party	(7,271)	249,959
Accounts payable and accrued expenses	434,241	(27,168)
Mining of digital assets	(5,059,173)	-
Proceeds from sale of digital assets	4,579,676	-
Lease liability payments	(45,913)	(52,440)
Deferred taxes and taxes payable	-	(326,178)
Income taxes receivable	-	(143,822)
Net cash used in operating activities	(1,463,224)	(154,344)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net collections of finance receivables - original product	(1,824)	11,473
Net collections of finance receivables - special product	14,529	(6,877)
Capital expenditures	(1,744,609)	(13,235)
Investment in note receivable	-	(910,000)
Collection of note receivable	1,661,171	-
Investment in digital assets	(35,157)	(786,586)
Proceeds from sale of purchased digital assets	43,678	-
Symbiont asset acquisition	(402,359)	-
Deposits for mining equipment	-	(13,538,333)
Net cash used in investing activities	(464,571)	(15,243,558)
CASH FLOWS FROM FINANCING ACTIVITIES:
Insurance financing repayments	(357,649)	(114,688)
Insurance financing	1,227	-
Issue costs from the issuance of common stock	(106,550)	-
Net cash used in financing activities	(462,972)	(114,688)
NET DECREASE IN CASH	(2,390,767)	(15,512,590)
CASH - BEGINNING OF YEAR	4,238,006	32,559,185
CASH - END OF YEAR	$1,847,239	$17,046,595

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
ROU assets and operating lease obligation recognized	$21,887	$300,787
Reclassification of mining equipment deposit to fixed assets, net	$1,172,888	$15,058,872
SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$470,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LM Funding America, Inc. and Subsidiaries Consolidated Statements of Changes in Stockholders’ Equity

For the Three and Six Months Ended June 30, 2023 and 2022

(unaudited)

	Common Stock
	Shares	Amount	Additional paid-in capital	Accumulated Deficit	Non-Controlling Interest	Total Equity
Balance - December 31, 2021	13,017,943	$13,018	$74,525,106	$(13,777,006)	$249,089	$61,010,207
Stock issued for services	73,940	74	(74)	-	-	-
Stock compensation	-	-	329,500	-	-	329,500
Stock option expense	-	-	3,318,737	-	-	3,318,737
Net loss	-	-	-	(5,728,051)	(291,200)	(6,019,251)
Balance - March 31, 2022	13,091,883	$13,092	$78,173,269	$(19,505,057)	$(42,111)	$58,639,193
Stock compensation	-	$-	$329,499	$-	$-	$329,499
Stock option expense	-	-	3,318,737	-	-	3,318,737
Net loss	-	-	-	2,844,340	3,723,797	6,568,137
Balance - June 30, 2022	13,091,883	$13,092	$81,821,505	$(16,660,717)	$3,681,686	$68,855,566

Balance - December 31, 2022	13,091,883	$13,092	$92,195,341	$(43,017,207)	$1,606,003	$50,797,229
Stock option expense	-	-	194,356	-	-	194,356
Net loss	-	-	-	(5,386,332)	(1,776,264)	(7,162,596)
Balance - March 31, 2023	13,091,883	$13,092	$92,389,697	$(48,403,539)	$(170,261)	$43,828,989
Stock option expense	-	-	1,147,739	-	-	1,147,739
Issuance of restricted stock	1,560,000	1,560	563,370	-	-	564,930
Net loss	-	-	-	(4,549,179)	(1,093,177)	(5,642,356)
Balance - June 30, 2023	14,651,883	$14,652	$94,100,806	$(52,952,718)	$(1,263,438)	$39,899,302

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LM FUNDING AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

(UNAUDITED)

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

LM Funding America, Inc. (“we”, “our”, “LMFA” or the “Company”) was formed as a Delaware corporation on April 20, 2015.

LMFA is the sole member of several entities including LM Funding, LLC, which was organized in January 2008, US Digital Mining and Hosting Co., LLC, which was formed on September 10, 2021 (“US Digital”); LMFA Financing LLC, formed on November 23, 2020, and LMFAO Sponsor LLC, formed on October 29, 2020 (LMFA is a majority member of LMFAO Sponsor LLC). Additionally, US Digital has formed various 100% owned subsidiaries to engage in business in various states. LMFAO Sponsor LLC formed a majority owned subsidiary LMF Acquisition Opportunities Inc. ("LMAO") on October 29, 2020 which was organized as a special purpose acquisition company that that completed an initial public offering in January 2021, whereupon the company ceased to be majority owned by LMFA. LMF Acquisition Opportunities Inc. was subsequently merged with Seastar Medical Holding Corporation on October 28, 2022.

The Company also from time to time organizes other subsidiaries to serve a specific purpose or hold a specific asset.

The Company currently has two lines of business: our recently commenced cryptocurrency mining business and a historical specialty finance business.

On September 15, 2021, we announced our plan to operate in the Bitcoin mining ecosystem, and we subsequently commenced Bitcoin mining operations in late September 2022. This business operation deploys our computing power to mine Bitcoin and validate transactions on the Bitcoin network. We conduct this business through a wholly owned subsidiary, US Digital, which we formed in 2021 to develop and operate our cryptocurrency mining business.

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

We obtain Bitcoin as a result of our mining operations, and we sell Bitcoin from time to time to support our operations and strategic growth. We plan to convert some of our Bitcoin to U.S. dollars. We may engage in regular trading of Bitcoin or engage in hedging activities related to our holding of Bitcoin. However, our decisions to hold or sell Bitcoin at any given time may be impacted by the Bitcoin market, which has been historically characterized by significant volatility. Currently, we do not use a formula or specific methodology to determine whether or when we will sell Bitcoin that we hold, or the number of Bitcoins we will sell. Rather, decisions to hold or sell Bitcoins are currently determined by management by monitoring the market in real time.

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

Principles of Consolidation

The consolidated financial statements include the accounts of LMFA and its wholly-owned subsidiaries: LM Funding, LLC; LMF October 2010 Fund, LLC; REO Management Holdings, LLC (including all 100% owned subsidiary limited liability companies); LM Funding of Colorado, LLC; LM Funding of Washington, LLC; LM Funding of Illinois, LLC; US Digital (includes all 100% owned subsidiary limited liability companies) and LMF SPE #2, LLC and various single purpose limited liability corporations owned by REO Management Holdings, LLC which own various properties. It also includes LMFA Sponsor, LLC (a 69.5% owned subsidiary). All significant intercompany balances have been eliminated in consolidation.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in the annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The interim consolidated financial statements as of June 30, 2023 and for the three and six months ended June 30, 2023 and June 30, 2022, respectively are unaudited. In the opinion of management, the interim consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of the results for the interim periods. The accompanying consolidated balance sheet as of December 31, 2022, is derived from the audited consolidated financial statements presented in the Company’s Annual Report on Form 10-K for fiscal the year ended December 31, 2022.

Reclassifications

Certain prior period amounts on the consolidated balance sheets have been reclassified to conform to the current period presentation. These reclassifications had no effect on the reported results of operations.

Segment and Reporting Unit Information

Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Chief Executive Officer and Chief Financial Officer of the Company comprise the CODM, as a group. The Company has two operating segments as of June 30, 2023, which we refer to as Specialty Finance and Mining Operations. Our corporate oversight function and other components that may earn revenues that are only incidental to the activities of the Company are aggregated and included in the “All Other” category. See Note 10, “Segment Information".

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

We determine the fair value of our digital assets that are accounted for as intangible assets in accordance with ASC 820, Fair Value Measurement, based on quoted prices on the active exchange(s) that we have determined is the principal market for such assets (Level 1 inputs). We perform an analysis each month to identify whether events or changes in circumstances indicate that it is more likely than not that our digital assets are impaired. If the current carrying value of a digital asset exceeds the fair value so determined, an impairment loss has occurred with respect to those digital assets in the amount equal to the difference between their carrying values and the fair value determined on lowest intra-day price.

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

Equipment Purchases

We ordered 125 S19 XP machines in January 2023 from Bitmain for an aggregate purchase price of approximately $0.5 million which were delivered in April 2023. We also paid $0.3 million to acquire an additional 101 S19 XP machines from Bitmain which were delivered in May 2023.

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

Intangible Symbiont Assets

The Company capitalizes acquisition of intangible assets such as trade name and patent portfolio, in excess of $1,000. Intangible assets (such as patent portfolio and trade names) are stated at cost, net of accumulated amortization. Amortizable intangible assets are amortized over their assigned useful lives. The assets acquired from Symbiont were capitalized at approximately $2.8 million. Refer to Note 11.

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

Coupon Sales

From time to time the Company receives coupons from Bitmain to incentivize purchases of equipment. Coupons have a stated face value in dollars and can be applied against future invoices for purchased machines. Coupons are transferable and there are not restrictions on the sale to third parties. Occasionally, the Company sells coupons to third parties in exchange for cash consideration. As there is currently no active market for the buying and selling of Bitmain coupons, the Company has determined that the fair value of coupons received is nil at the time of receipt therefore revenue associated with the sale of such coupons is not recognized until the sale transaction has been completed and cash consideration has been received from the third party. During the three and six months ended June 30, 2023, the Company sold Bitmain coupons for approximately $26 thousand and $629 thousand respectively, which was recognized as other income within "Other income - coupon sales" in the Consolidated Statements of Operations.

Hosting Contracts

On September 5, 2022, the Company, through its wholly-owned subsidiary US Digital, entered into a hosting agreement (the “Core Hosting Agreement”) with Core Scientific Inc. (“Core”) pursuant to which Core, under various additional orders, agreed to host approximately 3,000 of the Company's Bitcoin miner machines at a secure location and provide power, maintenance and other services specified in the contract with a term of one year, with automatic renewals unless either party notifies the other party in writing not less than ninety (90) calendar days before such renewal of its desire for the order not to renew unless terminated sooner pursuant to the terms of the Core Hosting Agreement. In April 2023, the Company subsequently added approximately 1,400 machines under this agreement for Core to host a total of approximately 4,400 machines. The Company installed all of the approximately 4,400 machines at the Core site as of June 30, 2023. The Company entered into a supplemental agreement on August 4, 2023 to host 500 machines that will be moved from the Longbow Host Co LLC site.

As required under the Core Hosting Agreement, the Company has paid approximately $2.2 million as of June 30, 2023 and December 31, 2022 as a deposit. In December 2022, Core filed for Chapter 11 bankruptcy in the U.S. Bankruptcy Court for the Southern District of Texas. Core's bankruptcy filing has not negatively impacted our mining ability at their sites as of the date of this filing.

On January 26, 2023, the Company entered into a hosting agreement (the “Phoenix Hosting Agreement”) with Phoenix Industries Inc. (“Phoenix”) pursuant to which Phoenix agreed to host 228 of the Company's Bitcoin Miner S19J Pro machines at a secure location and provide power, maintenance and other services specified in the contract with a term of two years. This Phoenix Hosting Agreement would renew automatically for an additional two years if the Company were to provide written notice to Phoenix of our desire of renewal at least sixty (60) days in advance of the conclusion of the initial term of two years, unless terminated sooner pursuant to the terms of the Phoenix Hosting Agreement. As required under the Phoenix Hosting Agreement, the Company paid approximately $36 thousand as a deposit in January 2023. The Company and Phoenix mutually terminated this agreement effective April 18, 2023 and the Company's S19J Pro machines were returned to the Company in May 2023. The Company fully impaired the $36 thousand deposit during the six months ended June 30, 2023.

On March 9, 2023, the Company entered into a hosting agreement (the “Longbow Hosting Agreement”) with Longbow Host Co LLC (“Longbow”) pursuant to which Longbow agreed to host 500 of the Company's Bitcoin Miner S19J Pro machines at a secure location and provide power, maintenance and other services specified in the contract with a term of two years. Upon written request from the Company at least ninety (90) days prior to the conclusion of the then current term and approval by Longbow, the term shall renew for successive one year periods with a three percent (3%) increase as of the commencement of each renewal term unless terminated sooner pursuant to the terms of the Longbow Hosting Agreement. As required under the Longbow Hosting Agreement, the Company paid approximately $157 thousand as a refundable deposit in March 2023. The Company had 500 machines installed at the Longbow site as of June 30, 2023. The Company terminated this agreement on August 1, 2023.

On May 5, 2023, the Company entered into a hosting agreement (the “GIGA Hosting Agreement”) with GIGA Energy Inc. (“GIGA”) pursuant to which GIGA agreed to host 1,080 of the Company's Bitcoin Miner S19J Pro machines at a secure location and provide power, maintenance and other services specified in the contract with a term of one year. As required under the GIGA Hosting Agreement, the Company paid approximately $173 thousand as a pre-payment in May 2023 and expects to pay a refundable deposit of $173 thousand in August 2023. The Company had 720 machines installed at the GIGA site as of June 30, 2023 of which 360 were electrified.

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

The transaction consideration the Company receives is noncash consideration, in the form of Bitcoin, which the Company measures at fair value on the date received in our wallet which is not materially different than the fair value at contract inception or time the Company has earned the award from the mining pools. Fair value of the Bitcoin award received is determined using the spot price of Bitcoin on the date received. The Company cannot determine, during the course of providing computing power, that a reversal of revenue is not probable and therefore revenue is recognized when the Company receives consideration from the mining pool operator.

Cost of Revenues

The Company includes energy costs and external co-location mining hosting fees in cost of revenues. Depreciation of mining machines is included within "Depreciation and amortization" in the Consolidated Statements of Operations.

Investment in Securities

Investment in Securities includes investments in common stocks and convertible notes receivables. Investments in securities are reported at fair value with changes in unrecognized gains or losses included in other income on the income statement. The fair value of the Borqs convertible note receivable is based on its classification as a trading securities. The Symbiont convertible note receivable is reported at amortized costs less impairment. As a result of a bankruptcy judgment against Symbiont, the Symbiont convertible note receivable was used to purchase Symbiont's intangible assets which include software coding, customer contracts, trademarks, and other intangible assets. See Footnote 11.

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

The Company issued approximately 1,560 thousand restricted shares during the three and six months ended June 30, 2023. The weighted average shares used in calculating loss per share for the three and six months ended June 30, 2023 includes 260 thousand of restricted shares that were fully vested as of June 30, 2023 based on their respective vesting date and excludes 1,300 thousand restricted shares that were legally issued but not vested as of June 30, 2023. During the three and six months ended June 30, 2022, the Company issues approximately 74 thousand shares at various times has weighted averaged these shares in calculating income (loss) per share includes the issued shares in calculating income (loss) per share for the relevant period.

Diluted income (loss) per share for the period equals basic loss per share as the effect of any convertible notes, stock based compensation awards or stock warrants would be anti-dilutive.

The anti-dilutive stock based compensation awards consisted of:

	As of June 30,
	2023	2022
Stock Options	3,597,578	3,956,827
Stock Warrants	7,677,441	7,677,441
Restricted Shares	1,300,000	-

Income Taxes

The Company’s calculation of its tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions. The Company recognizes tax liabilities for uncertain tax positions based on management’s estimate of whether it is more likely than not that additional taxes will be required. The Company had no uncertain tax positions as of June 30, 2023 and December 31, 2022.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operation in the provision for income taxes. As of June 30, 2023 and December 31, 2022, the Company had no accrued interest or penalties related to the underpayment of income taxes.

Income tax expense/(benefit) from operations for the three and six months ended June 30, 2023 and 2022 was nil in each period, which resulted primarily from maintaining a full valuation allowance against the Company's deferred tax assets.

Note 2. Digital Assets

Digital assets are as follows:

	June 30, 2023	December 31, 2022	June 30, 2022

Digital assets	$1,992,557	$888,026	$408,879

Bitcoin
	June 30, 2023		June 30, 2022
Beginning of Year	$888,026		$-
Purchase of Bitcoin	35,157		786,586
Production of Bitcoin	5,059,173		-
Impairment loss on mined Bitcoin	(439,153)		(377,707)
Carrying amount of Bitcoin sold	(3,550,646)		-
End of Period	$1,992,557		$408,879

GUSD
	June 30, 2023		June 30, 2022
Beginning of Year	$-		$-
Purchase of GUSD	-		500,000
GUSD Earned on digital assets	-		5,658
Sale of GUSD	-		(505,658)
End of Period	$-		$-

The Company mined 106.6 and 198.3 Bitcoin for the three and six months ended June 30, 2023, respectively. The Company sold 111.0 and 175.9 Bitcoin for the three and six months ended June 30, 2023, respectively.

	June 30, 2023	December 31, 2022	June 30, 2022

Bitcoin Balance	79.1	54.9	21.5

	June 30, 2023		June 30, 2022
Beginning of Year	54.9		-
Production of Bitcoin	198.3		-
Purchase of Bitcoin	2.0		21.5
Sale of Bitcoin	(175.9)		-
Fees	(0.2)		-
End of Period	79.1		21.5

Note 3. Fixed Assets, net

The components of fixed assets as of June 30, 2023 and December 31, 2022 are as follows:

	Useful Life (Years)	June 30, 2023		December 31, 2022
Mining machines	5		$29,616,134		$27,637,041
Furniture, computer and office equipment	3-5		224,876		216,312
Gross fixed assets			29,841,010		27,853,353
Less: accumulated depreciation			(2,632,029)		(661,036)
Fixed assets, net		$	$27,208,981	$	$27,192,317

As of June 30, 2023, there were approximately 5,200 mining machines in service at various hosting sites, approximately 360 machines in storage at a hosting facility and 359 machines in storage at a company location. At December 31, 2022, there were approximately 2,700 mining machines in services at a Core location, approximately 2,700 machines at a Compute North LLC location which were awaiting transfer to storage as of December 31, 2022 and approximately 200 machines in transit. Depreciation has not commenced on those machines not yet in service. The Company’s depreciation expense recognized for the three and six months ended June 30, 2023 was approximately $1,169,000 and $1,971,000, respectively, and approximately $2,000 and $5,000, for the three and six months ended June 30, 2022, respectively.

There was no impairment loss recorded on fixed assets during the three and six months ended June 30, 2023 and 2022.

Note 4. Deposits on Mining Equipment and Hosting Services

As further described in Note 1, the Company has entered into a series of mining machine purchase agreements, hosting and colocation service agreements in connection with our cryptocurrency mining operations which required deposits to be paid in advance of the respective asset or service being received.

As of June 30, 2023 and December 31, 2022, the Company has a total of approximately $0.3 million and approximately $0.5 million, respectively, classified as "Deposits on mining equipment".

The Company classifies hosting deposit payments within "Hosting services deposits" in the consolidated balance sheets. As of June 30, 2023 and December 31, 2022 the Company has a total of approximately $2.4 million and $2.2 million, respectively, classified as "Hosting services deposits". The Company impaired approximately $37 thousand of the hosting deposit with Phoenix upon the termination of their agreement during the Six Months ended June 30, 2023.

Note 5. Investments

Marketable Securities

Our marketable equity securities are publicly traded stocks measured at fair value using quoted prices for identical assets in active markets and classified as Level 1 within the fair value hierarchy. Marketable equity securities as of June 30, 2023 and December 31, 2022 are as follows:

	Cost	Cost of Shares Sold	Gross Unrealized Gain (Loss)	Fair Value

Marketable equity securities, June 30, 2023	$4,290	$-	$4,378	$8,668

Marketable equity securities, December 31, 2022	$2,976,933	$(2,915,813)	$(56,830)	$4,290

During the three and six months ended June 30, 2022, the Company sold 3,863,200 and 8,759,094 shares, respectively, of Borqs shares for approximately $890 thousand and $2,318 thousand, respectively. The Company realized a net gain (loss) of approximately $45 thousand and ($350) thousand for the three and six months ended June 30, 2022, respectively. The net gain (loss) is included within "Realized gain (loss) on securities" within the Consolidated Statements of Operations.

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

The Company sold the remaining 4,895,894 shares during the first quarter of 2022 which resulted in a realized loss of $395 thousand which is reflected in ‘Realized gain on securities’ in the Consolidated Statements of Operations for the six months ended June 30, 2022. The remaining principal amount of the Notes plus accrued interest through the date of conversion ($965,096) was converted into common shares of Borqs at a conversion price of $0.25 per share or 3,863,200 shares. A gain of approximately $288 thousand was recognized on the conversion of the convertible debt to common shares and is included within “Realized gain on convertible debt securities” in the Consolidated Statements of Operations for the three and six months ended June 30, 2022. Subsequent to the conversion, the 3,863,200 shares were sold which resulted in a realized gain of $45 thousand which is included within "Realized gain on securities" in the Consolidated Statements of Operations for the three and six months ended June 30, 2022.

	June 30, 2023	December 31, 2022	June 30, 2022

Convertible note	$-	$-	$-
End of period	$-	$-	$-

	June 30, 2023		June 30, 2022

Beginning of year	$-		$539,351
Investment in convertible debt security	-		-
Accrued interest income on convertible debt security	-		17,753
Convertible debt and interest converted into marketable shares	-		(844,882)
Realized gain on conversion into marketable shares	-		287,778
End of period	$-		$-

Note receivable - LMFAO and SeaStar Medical

On February 1, 2022, LMAO issued an unsecured promissory note to LMFAO Sponsor LLC ("Sponsor"), pursuant to which LMAO may borrow up to an aggregate principal amount of $500,000 to be used for a portion of LMAO’s expenses. As of June 30, 2022, LMAO had drawn down $310,000 under the promissory note with LMFAO Sponsor LLC to pay for offering expenses. On July 28, 2022 (effective as of June 30, 2022), the aggregate principal limit was increased to $1,750,000. The loan was non-interest bearing, unsecured and due at the earlier of the 24-month anniversary of LMAO’s initial public offering or the closing of its initial business combination.

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

In connection with the closing of the LMAO Business Combination, on October 28, 2022, Sponsor and SMHC amended, restated, and consolidated (i) the original Promissory Note, dated July 29, 2022, issued by LMAO to Sponsor in the principal amount of $1,035,000 and (ii) the original Amended and Restated Promissory Note, effective June 30, 2022, issued by LMAO to Sponsor in the principal amount of $1,750,000 (collectively, the “Original Sponsor Notes”), by entering into one consolidated amended and restated promissory note with an aggregate principal amount of $2,785,000 (the “Amended Sponsor Note”). During the three and six months ended June 30, 2023, approximately nil and $1,104 thousand, respectively of repayments were received from Seastar under the Amended Sponsor Note. As of June 30, 2023 and December 31, 2022, there was $1,757 thousand and $2,785 thousand of principal, respectively and $23 thousand and $35 thousand of accrued interest, respectively, on the Amended Sponsor Note included in "Notes receivable from Seastar Medical Holding Corporation" on the consolidated balance sheets.

On September 9, 2022, the Company entered into a Credit Agreement with SeaStar Medical pursuant to which the Company agreed to make advances to SeaStar Medical of up to $700,000 for general corporate purposes at an interest rate equal to 15% per annum. All advances made to SeaStar Medical under the Credit Agreement ("Original LMFA Note) and accrued interest were due and payable to LMFA on the maturity date. The agreement was modified on October 28, 2022 to reduce the interest rate to 7% per annum and the maturity date of the loan to October 30, 2023 ("amended LMFA Note"). As of December 31, 2022, SeaStar Medical had borrowed $700,000 under the amended LMFA Note. During the three and six months ended June 30, 2023, approximately nil and $273 thousand, respectively of repayments were received from Seastar for the Amended LMFA Note. As of June 30, 2023 and December 31, 2022, there was $453 thousand and $700 thousand of principal, respectively, and $6 thousand and $19 thousand of accrued interest, respectively, on the amended LMFA Note in "Notes receivable from Seastar Medical Holding Corporation" included in the consolidated balance sheets.

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

On November 2, 2022 the Company advanced $268 thousand to SeaStar Medical for working capital needs, which was repaid on January 18, 2023. As of June 30, 2023 and December 31, 2022 there was nil and $268 thousand of the advance included in "Notes receivable from Seastar Medical Holding Corporation (formerly LMAO)" on the consolidated balance sheets. As of June 30, 2023 and December 31, 2022 there was also approximately nil and $12 thousand in amounts payable from the Company to Seastar Medical included in "Due to related parties" on the consolidated balance sheets.

	June 30, 2023	December 31, 2022	June 30, 2022

Notes receivable from Seastar Medical Holding Corporation (formerly LMAO)	$2,238,442	$3,807,749	$910,000
End of period	$2,238,442	$3,807,749	$910,000

	June 30, 2023		June 30, 2022

Beginning of year	$3,807,749		$-
Investment (repayment) in Seastar Medical Holding Corporation notes receivable (formerly LMAO)	(1,661,171)		910,000
Accrued interest income	91,864		-
End of period	$2,238,442		$910,000

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

Symbiont filed for bankruptcy on December 1, 2022. Symbiont agreed to assign a Chief Restructuring Officer on April 18, 2023 to facilitate the sale of all of its assets. On June 2, 2023, the Company acquired substantially all of the assets of Symbiont in a sale under Section 363 of the Bankruptcy Code and are recorded as intangible assets (see Footnote 11). A $1.1 million loss allowance was previously recorded against the Symbiont debt security for the year ended December 31, 2022 which was subsequently reversed upon the purchase of the Symbiont assets for total consideration of $2.8 million, which approximates the fair value of such assets. Refer to Note 11.

As of December 31, 2022, there was $347 thousand of accrued interest on the Symbiont security and $55 thousand of accrued reimbursement of legal fees incurred by the Company included in "Long-term investments - debt security".

	June 30, 2023	December 31, 2022	June 30, 2022

Symbiont.IO Note Receivable	$-	$1,350,000	$2,185,863
End of period	$-	$1,350,000	$2,185,863

	June 30, 2023		June 30, 2022

Beginning of year	$1,350,000		$2,027,178
Accrued interest income on debt securities	-		158,685
Accrued recovery of legal fees	-		-
Reclassification to intangible assets (Note 11)	(2,402,542)
Reversal of allowance for losses on debt security	1,052,542		-
End of period	$-		$2,185,863

LMF Acquisition Opportunities Inc. and SeaStar Medical - Warrants

Pursuant to the Merger Agreement, the 5,738,000 private placement warrants of LMAO held by Sponsor automatically converted into 5,738,000 warrants of SMHC on a one-for-one basis at the time of the LMAO business combination and are subject to certain transfer restrictions (the "Private Placement Warrants").

The fair value of the Private Placement Warrants is classified as Level 3 in the fair value hierarchy as the calculation is dependent upon company specific adjustments to the observable trading price of SMHC (formerly LMAO) public warrants for lack of marketability. Subsequent changes in fair value will be recorded in the income statement during the period of the change.

During the three and six months ended June 30, 2023 and 2022, our re-measurement resulted in an unrealized loss of $0.2 million and $0.3 million, respectively for 2023 and an unrealized loss of $0.4 million and $1.5 million, respectively for 2022 and is included within "Unrealized gain (loss) on investment and equity securities" within our Consolidated Statements of Operations.

Long-term investments for the SMHC (formerly LMAO) warrants consist of the following:

	June 30, 2023	December 31, 2022	June 30, 2022

Seastar Medical Holding Corporation (formerly LMAO) warrants	$188,493	$464,778	$516,420
End of period	$188,493	$464,778	$516,420

	June 30, 2023		June 30, 2022

Beginning of year	$464,778		$1,973,413
Investments in equity securities	-		-
Unrealized loss on equity securities	(276,285)		(1,456,993)
End of period	$188,493		$516,420

LMF Acquisition Opportunities Inc. and SeaStar Medical - Common Stock

Pursuant to the Merger Agreement, the 2,587,500 shares of Class B common stock of LMAO held by Sponsor automatically converted into 2,587,500 shares of LMAO’s Class A common stock on a one-for-one basis and the Class A Common Stock and Class B Common Stock of LMAO was reclassified as Common Stock of SMHC at the time of the LMAO business combination and are subject to certain transfer restrictions. As of June 30, 2023, Sponsor holds 2,587,500 shares, or approximately 20% of the total common shares of SMHC, along with 5,738,000 private placement warrants. Taking into consideration the approximately 30% minority interest in Sponsor, the percentage of ownership in the total common shares of SMHC that is attributable to the Company is approximately 14%.

Our investment in SMHC (formerly LMAO) common stock qualifies for equity-method accounting, for which we have elected the fair value option which requires the Company to remeasure our retained interest in SMHC (formerly LMAO) at fair value and include any resulting adjustments as part of a gain or loss on investment. Prior to the closing of the LMAO business combination, the calculation of fair value of our retained interest in LMAO included company-specific adjustments applied to the observable trading price of LMAO’s Class A common stock related risk of forfeiture should LMAO not consummate a business combination. Subsequent to the LMAO business combination, the fair value calculation related to our retained interest in SMHC is based upon the observable trading price of SMHC's Class A common stock.

As part of the merger, Sponsor agreed that it will not transfer its shares of SMHC common stock until the date that is the earlier of (1) the twelve month anniversary of the closing of the merger and (2) the last sale price of the Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the close of the merger.

As a result of the remeasurement of our retained interest in SMHC (formerly LMAO), we recognized an unrealized loss on securities of $3.5 million and $9.3 million for the three and six months ended June 30, 2023, respectively, and an unrealized gain on securities of $12.6 million and $12.7 million for three and six months ended June 30, 2022, respectively, within our Consolidated Statements of Operations.

Long-term investments for the SMHC (formerly LMAO) common stock consist of the following:

	June 30, 2023	December 31, 2022	June 30, 2022

Seastar Medical Holding Corporation common stock	$1,345,500	$10,608,750	$-
Investment in unconsolidated affiliate	-	-	17,362,125
End of period	$1,345,500	$10,608,750	$17,362,125

	June 30, 2023		June 30, 2022

Beginning of year	$10,608,750		$4,676,130
Unrealized gain (loss) on equity investment	(9,263,250)		12,685,995
End of period	$1,345,500		$17,362,125

Note 6. Debt and Other Financing Arrangements

	June 30, 2023	December 31, 2022
Financing agreement with Imperial PFS that is unsecured. Down payment of $78,000 was required upfront and equal installment payments of $45,672 to be made over a 10 month period. The note matures on August 1, 2023. Annualized interest is 7.35%.	$91,345	$365,379

Financing agreement with Imperial PFS that is unsecured. Down payment of $15,000 was required upfront and equal installment payments of $13,799 to be made over an 8 month period. The note matures on August 1, 2023. Annualized interest is 7.35%.	28,008	110,396
	$119,353	$475,775

Minimum required principal payments on the Company's debt as of June 30, 2023 are as follows:

Maturity	Amount
2023 (excluding the six months ended June 30, 2023)	$119,353
$119,353

The notes were fully paid off on the August 1, 2023 due date.

Note 7. Due to Related Party

Legal services for the Company associated with the collection of delinquent assessments from property owners were performed by a law firm, Business Law Group, P.A. (“BLG”), which was owned solely by Bruce M. Rodgers, the chairman and CEO of the Company, until and through the date of its initial public offering in 2015. Following the initial public offering, Mr. Rodgers transferred his interest in BLG to other attorneys at the firm through a redemption of his interest in the firm. The law firm historically performed collection work primarily on a deferred billing basis wherein the law firm receives payment for services rendered upon collection from the property owners or at amounts ultimately subject to negotiations with the Company.

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

Amounts paid to BLG or BLGAL for the three and six months ended June 30, 2023 were approximately $159 thousand and $318 thousand, respectively, and three and six months ended 2022 were approximately $159 thousand and $347 thousand, respectively.

Under the Services Agreement in effect during the three and six months ended June 30, 2023 and 2022, the Company pays all costs (lien filing fees, process and serve costs) incurred in connection with the collection of amounts due from property owners. Any recovery of these collection costs is accounted for as a reduction in expense incurred. The Company incurred expenses related to collection costs for the three and six months ended June 30, 2023 in the amounts of approximately $17 thousand and $30 thousand, respectively and for the three and six months ended June 30, 2022 in the amounts of $14 thousand and $34 thousand, respectively. Recoveries during the three and six months ended June 30, 2023 were $17 thousand and $21 thousand, respectively and for 2022 were approximately $22 thousand and $46 thousand for 2022, respectively.

The Company also shares office space, personnel and related common expenses with BLGAL. All shared expenses, including rent, are charged to BLGAL based on an estimate of actual usage. Any expenses of BLGAL or BLG paid by the Company that have not been reimbursed or settled against other amounts are reflected as due from related parties in the accompanying consolidated balance sheet. BLGAL and BLG, as applicable, were charged a total of approximately $15 thousand and $30 thousand for the office sub-lease during the three and six months ended June 30, 2023 and $15 thousand and $30 thousand for 2022, respectively.

Amounts payable to BLGAL and BLG, in aggregate as of June 30, 2023 and December 31, 2022 were approximately $68 thousand and $63 thousand, respectively.

Note 8. Commitments and Contingencies

Leases

The Company leases certain office space and office equipment under non-cancelable operating leases. Leases with an initial term of one year or less are not recorded on the balance sheet, and the Company generally recognizes lease expense for these leases on a straight-line basis over the lease term. As of June 30, 2023, the Company’s long term operating leases have a remaining lease term of between 26 and 35 months and include options to renew the leases. The exercise of lease renewal options is generally at the Company’s sole discretion. The Company’s leases do not contain any material residual value guarantees or material restrictive covenants. The Company does not have any material financing leases.

The Company determines if an arrangement is a lease at inception. Operating lease right-of-use ("ROU") assets and current and long-term operating lease liabilities are separately stated on the Consolidated Balance Sheet. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The present value of future lease payments are discounted using either the implicit rate in the lease, if known, or the Company’s incremental borrowing rate for the specific lease as of the lease commencement date. The ROU asset is also adjusted for any prepayments made or incentives received. The lease terms include options to extend or terminate the lease only to the extent it is reasonably certain any of those options will be exercised. Lease expense is recognized on a straight-line basis over the lease term. The Company accounts for lease components (e.g., fixed payments) separate from the non-lease components (e.g., common-area maintenance costs) for its building lease. For office equipment, the company does not separate lease components (e.g., fixed payments) from the non-lease components (e.g., service costs).

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

Lease expense recognized for the three and six months ended June 30, 2023 and 2022 was approximately $28,300 and $57,500 for 2023 and $29 thousand and 52 thousand for 2022, respectively. Sub-lease income for the three and six months ended June 30, 2023 and 2022 was approximately $15 thousand and 29 thousand for 2023 while it was $15 thousand and $29 thousand for 2022, respectively.

On February 27, 2023, the Company executed a lease for office equipment which has been classified as an operating lease. The lease term is 39 months. As of the effective date of the lease, the Company recorded an adjustment to the right-of-use asset and lease liability in the amount of approximately $22 thousand based on the net present value of lease payments discounted using an estimated incremental borrowing rate of 7.35%.

The following table presents supplemental balance sheet information related to operating leases as of June 30, 2023 and December 31, 2022:

	Balance Sheet Line Item	June 30, 2023	December 31, 2022
Assets
ROU assets	Right of use asset, net	$239,671	$265,658
Total lease assets		$239,671	$265,658

Liabilities
Current lease liabilities	Lease liability	$94,509	$90,823
Long-term lease liabilities	Lease liability	151,685	179,397
Total lease liabilities		$246,194	$270,220

Weighted-average remaining lease term (in years)		2.2	2.7
Weighted-average discount rate		7.49%	7.50%

The following table presents supplemental cash flow information and non-cash activity related to operating leases for the Six Months ended June 30, 2023 and 2022:

	For the Six Months Ended June 30,
	2023	2022
Operating cash flow information
Cash paid for amounts included in the measurement of lease liabilities	$(45,913)	$(52,440)
Non-cashflow information
ROU assets and operating lease obligation recognized	$21,887	$300,787

The following table presents maturities of operating lease liabilities on an undiscounted basis as of June 30, 2023:

Lease Maturity Table
Operating Leases
2023 (excluding the six months ended June 30, 2023)	58,482
2024	121,385
2025	85,324
2026	3,163
(less: imputed interest)	(22,160)
$246,194

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

In October 2021, US Digital also entered into a hosting agreement with Uptime Hosting LLC (the “Hosting Agreement”) to host the Company’s 18 POD5ive containers at a secure location and provide power, maintenance and other services specified in the contract for 6 cents per kilowatt with a term of one year. Under the Hosting Agreement we paid a deposit of $0.8 million in 2021 and were required to pay an additional deposit for each container three months prior to delivery at the hosting site of $44 thousand and a final deposit for each container one month prior to arrival at the hosting site of $44 thousand. The deposits paid for hosting services under the Hosting Agreement are refundable. On June 29, 2022, the Company and Uptime Hosting LLC entered into a Release and Termination Agreement in which the Hosting Agreement was terminated and Uptime Hosting LLC agreed to pay the $0.8 million. We recorded an impairment charge of $0.8 million on our prepaid hosting deposit in the fourth quarter of 2022 as an impairment loss on prepaid hosting deposits within our Consolidated Statements of Operations.

On September 2, 2022, we filed in Florida circuit court a legal action against Uptime Hosting LLC in an action styled US Digital Mining and Hosting Co, LLC v. Uptime Hosting, LLC (Fla. 13th Cir. Ct. Sept. 2, 2022) for the return of the deposit and other damages, alleging breach of contract and violation of the Florida Deceptive and Unfair Trade Practices Act. On May 5, 2023 US Digital Mining and Hosting Co. amended our complaint adding parties Bit5ive, LLC, Block Consulting Services, LLC., 6301 Southwest Ranches, LLC., Robert D Collazo Jr. individually, Elyam Moral-Collazo individually, the Unknown Partners of Uptime Hosting LLC, Unknown Partners of Bit5ive, LLC, Unknown Partners of 6301 Southwest Ranches, LLC and adding counts for (i) breach of contract against Uptime and Bit5ive, (ii) violation of Florida’s Uniform Fraudulent Transfer Act against Uptime; (iii) violation of Florida’s Uniform Fraudulent Transfer Act against Bit5ive; (iv) violation of Florida’s Uniform Fraudulent Transfer Act against Block Consulting and Robert Collazo (v) violation of Florida Fraudulent Asset Conversion against Block Consulting Services, 6301 Southwest Ranches, LLC, Robert D Collazo, Jr. and Elyam Moral-Collazo; (vi) violation of Florida Deceptive and Unfair Trade Practices Act (“FDUTPA”) against all Defendants, (vii) equitable lien against Robert D Collazo, Jr., Elyam Moral-Collazo and 6301 Southwest Ranches, LLC., and (viii) equitable lien against Defendants Robert D Collazo, Jr., Elyam Moral-Collazo and 6301

Southwest Ranches, LLC. The Court has entered an Order compelling arbitration with a final arbitration hearing set for February 27, 2024 to February 29, 2024

Note 9. Stockholders’ Equity

Stock Options

The 2015 Omnibus Incentive Plan provided for the issuance of stock options, stock appreciation rights, performance shares, performance units, restricted stock, restricted stock units, shares of our common stock, dividend equivalent units, incentive cash awards or other awards based on our common stock. This plan was terminated when the Company adopted the new 2021 Omnibus Incentive Plan (the “2021 Omnibus Plan”). The 2021 Omnibus Plan was intended to allow us to continue to use equity awards as part of our ongoing compensation strategy for our key employees. Awards under the Plan will support the creation of long-term value and returns for our stockholders.

The following is a summary of the stock option plan activity during the six months ended June 30, 2023 and 2022:

	2023		2022
	Number of	Weighted Average	Number of	Weighted Average
	Options	Exercise Price	Options	Exercise Price

Options Outstanding at Beginning of the year	1,121,262	$3.26	3,956,827	$6.22

Granted	2,486,500	0.75	-	-
Cancelled	-	-	-	-
Forfeited	10,184	12.03	-	-

Options Outstanding at June 30,	3,597,578	$1.50	3,956,827	$6.22

Options Exercisable at June 30,	1,845,444	$1.89	37,794	$34.60

On April 20, 2023 (the “Grant Date”), the board of directors of the Company approved the grant of options to purchase 2,486,500 shares of common stock of the Company (“Options”) to management and employees. The Company used the Black-Scholes model to value these options using a 10 year life, annualized volatility of 118%, annual risk free interest rate of 3.54% and a strike price of $0.7513 per share which resulted a total fair value for these options of approximately $1.8 million.

The Options grant each recipient the right to purchase shares of Company common stock at a price of $0.7513 per share, the fair market value of the Company’s common stock on the Grant Date. The Options vest as to 50% of the total amount of the award on the one-year anniversary of the Grant Date and 50% of the total amount of the award on the two-year anniversary of the Grant Date (subject to accelerated vesting upon a change of control of the Company), provided that the executive is in continuous employment or service to the Company through the applicable vesting date. The Options are subject to accelerated vesting as follows: (a) the portion of the Options that are scheduled to vest during the first year after the Grant Date will vest as of June 30, 2023, if the Company’s Bitcoin mining operations achieve 500 petahash of computing power as of June 30, 2023, and (b) the portion of the Options that are scheduled to vest during the second year after the Grant Date will vest as of June 30, 2024, if the Company’s Bitcoin mining operations achieve 1,000 petahash of computing power as of June 30, 2024. As of June 30, 2023 the Company's Bitcoin mining operations achieved 500 petahash of computing power therefore the 1,243,250 options scheduled to vest during the first year vested as of June 30, 2023. The stock based compensation expense attributable to the portion of options that were scheduled to vest during the first year was recognized during the three and six months ended June 30, 2023 as a result of the accelerated vesting of such options.

Stock compensation expense recognized for the three and six months ended June 30, 2023 related to stock options was approximately $1.1 million and $1.3 million, respectively, and approximately $3.3 million and $6.6 million, respectively, for the three and six months ended June 30, 2022. There was approximately $1.1 million of unrecognized compensation cost associated with unvested stock options as of June 30, 2023.

The aggregate intrinsic value of the outstanding common stock options as of June 30, 2023 and December 31, 2022 was approximately $0 and $0, respectively. The remaining weighted average life of the options as of June 30, 2023 was 9.6 years.

Stock Issuance

In the year ended December 31, 2021, the Company issued 73,940 shares to management as part of their employment contracts of which $229,500 was expensed. The shares were physically issued in February 2022.

The Company issued 200,000 shares on November 4, 2021 pursuant to an agreement that is for one year with two vendors who provide consulting in the blockchain and crypto currency field. The total fair value of the stock at the time of issuance was approximately $1,318,000 of which we expensed approximately nil for the three and six months ended June 30, 2023 and $329 thousand and $659 thousand for 2022, respectively.

On April 20, 2023 (the “Grant Date”), the board of directors of the Company approved the grant of 1,560,000 shares of restricted stock (“Restricted Shares”) to management and employees.

The Restricted Shares vest in twelve substantially equal installments on each monthly anniversary of the Grant Date for twelve months following the Grant Date (subject to accelerated vesting upon a change of control of the Company), provided that the employee is in continuous employment or service to the Company through the applicable vesting date.

The total fair value of the stock at the time of issuance was approximately $1,172,000 which was based on the closing market price on the Grant Date of $.7513. The Company expensed approximately $565 thousand for the three and six months ended June 30, 2023. There was approximately $0.6 million of unrecognized compensation cost associated with unvested restricted stock as of June 30, 2023.

The following is a summary of the restricted share activity during the six months ended June 30, 2023 and 2022:

	2023		2022
	Number of	Weighted Average	Number of	Weighted Average
	Restricted Shares	Award Price	Restricted Shares	Award Price

Restricted Shares Outstanding at Beginning of the year	-	$0.75	-	$-

Granted	1,560,000	0.75	-	-
Vested	260,000	-	-	-

Restricted Shares Outstanding at June 30,	1,300,000	$0.75	-	$-

Warrants

The following is a summary of the warrant activity during the six months ended June 30, 2023 and 2022:

	2023		2022
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Warrants Outstanding at Beginning of the year	7,677,441	$5.00	7,702,441	$5.00

Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	25,000	4.50

Warrants Outstanding and Exercisable at June 30,	7,677,441	$5.00	7,677,441	$5.00

The aggregate intrinsic value of the outstanding common stock warrants as of June 30, 2023 and December 31, 2022 was approximately $0 and $0 respectively. The remaining weighted average life of the warrants as of June 30, 2023 was 3.2 years.

At the Market Program

On June 26, 2023, the Company entered into an Equity Distribution Agreement (the “Distribution Agreement”) with Maxim Group LLC (the “Agent”), pursuant to which the Company may, from time to time, at the Company's discretion, offer and sell shares of the Company’s common stock, having an aggregate offering price of up to $4,700,000 (the “Shares”), through the Agent, acting as sales agent. The Shares to be sold under the Distribution Agreement, if any, will be issued and sold pursuant to the Company’s shelf registration statement which was filed with the Securities and Exchange Commission (“SEC”) on July 30, 2021 (the “Registration Statement”) and was declared effective on August 16, 2021. A prospectus supplement related to the Company’s at the market offering ("ATM") program with the Agent under the Distribution Agreement was filed with the SEC on June 26, 2023. The ATM program is expected to remain in effect until June 26, 2024. As of June 30, 2023, an aggregate gross sales limit of $4,700,000 remains available for issuance under the ATM program. Approximately $107,000 of legal and professional fees incurred related to the establishment of the ATM program as of June 30, 2023 were deferred and recorded within "Prepaid expenses and other assets" on the Consolidated Balance Sheets and will be amortized ratably as stock is issued under the program.

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

	Three Months Ended June 30, 2023
	Specialty Finance	Mining Operations	All Other	Total
Revenue, net	$227,328	$2,968,322	$-	$3,195,650
Depreciation and Amortization	(441)	1,168,242	1,319	1,169,120
Operating loss	(196,900)	(429,493)	(2,529,941)	(3,156,334)
Unrealized loss on investment and equity securities	-	-	(3,716,681)	(3,716,681)
Unrealized gain on marketable securities	-	-	(1,412)	(1,412)
Symbiont credit reserve reversal	-	-	1,052,543	1,052,543
Coupon sales other income	-	25,721	-	25,721
Other financing income	-	-	37,660	37,660
Interest income	-	-	116,147	116,147
Loss before income taxes	(196,900)	(403,772)	(5,041,684)	(5,642,356)
Fixed Asset Additions	1,228	1,662,218	5,741	1,669,187

	Six Months Ended June 30, 2023
	Specialty Finance	Mining Operations	All Other	Total
Revenue, net	$449,995	$5,059,173	$-	$5,509,168
Depreciation and Amortization	2,525	1,966,111	2,357	1,970,993
Operating loss	(408,569)	(922,986)	(3,794,205)	(5,125,760)
Unrealized loss on investment and equity securities	-	-	(9,539,535)	(9,539,535)
Realized gain on sale of purchased digital assets	-	-	1,917	1,917
Unrealized gain on marketable securities	-	-	4,378	4,378
Impairment loss on prepaid hosting deposits	-	(36,691)	-	(36,691)
Symbiont credit reserve reversal	-	-	1,052,543	1,052,543
Coupon sales other income	-	629,312	-	629,312
Other financing income	-	-	37,660	37,660
Interest income	-	-	171,224	171,224
Loss before income taxes	(408,546)	(293,674)	(12,102,732)	(12,804,952)
Fixed Asset Additions	1,228	1,731,373	12,008	1,744,608

	Three Months Ended June 30, 2022
	Specialty Finance	Mining Operations	All Other	Total
Revenue, net	$234,533	$-	$-	$234,533
Depreciation and Amortization	2,007	-	-	2,007
Operating loss	(217,136)	(39,413)	(5,117,339)	(5,373,888)
Realized gain on securities	-	-	45,261	45,261
Unrealized gain on investment and equity securities	-	-	12,215,401	12,215,401
Realized gain on convertible debt security	-	-	287,778	287,778
Unrealized loss on convertible debt security	-	-	(288,320)	(288,320)
Unrealized loss on marketable securities	-	-	(24,030)	(24,030)
Impairment loss on purchased digital assets	-	-	(377,707)	(377,707)
Digital assets other income	-	-	1,292	1,292
Interest income	-	-	80,975	80,975
Dividend income	-	-	1,375	1,375
Income (loss) before income taxes	(217,136)	(39,413)	6,824,686	6,568,137
Fixed Asset Additions	-	7,931	5,304	13,235

	Six Months Ended June 30, 2022
	Specialty Finance	Mining Operations	All Other	Total
Revenue, net	$425,537	$-	$-	$425,537
Depreciation and Amortization	3,555	-	1,546	5,101
Operating loss	(635,215)	(39,413)	(9,729,492)	(10,404,120)
Realized loss on securities	-	-	(349,920)	(349,920)
Unrealized gain on investment and equity securities	-	-	11,229,002	11,229,002
Realized gain on convertible debt security	-	-	287,778	287,778
Unrealized loss on marketable securities	-	-	(23,900)	(23,900)
Impairment loss on purchased digital assets	-	-	(377,707)	(377,707)
Digital assets other income	5,658	-	-	5,658
Interest income	-	-	179,345	179,345
Dividend income	-	-	2,750	2,750
Income (loss) before income taxes	(635,215)	(39,413)	1,223,514	548,886
Fixed Asset Additions	-	7,931	5,304	13,235

Note 11. Intangible Assets

On June 2, 2023, the United States Bankruptcy Court for the Southern District of New York entered an order (the “Symbiont Bankruptcy Order”) approving the sale of substantially all of the assets of Symbiont.io, LLC, as debtor in possession (“Symbiont”), to LM Funding America, Inc. (the “Company”) pursuant to a form of Asset Purchase Agreement attached to the Symbiont Bankruptcy Sale Order (the “Asset Purchase Agreement”) free and clear of all liens, claims and encumbrances. The Company and Symbiont signed the Asset Purchase Agreement on June 5, 2023, and the purchase and sale of the Symbiont assets pursuant to the Asset Purchase Agreement closed on June 5, 2023.

Pursuant to the Asset Purchase Agreement, the Company purchased substantially all of the assets of Symbiont for a purchase price of $2,589 thousand, which was paid by means of a credit bid of the full amount of the note payable owed by Symbiont to the Company. The $2,589 thousand comprises of $2,000 thousand of principal, $425 thousand of accrued interest, and $164 thousand of legal fees. The Company did not assume any liabilities of Symbiont in the transaction. The Company incurred an additional $238 thousand of expenses acquiring these assets which was accounted for as an asset acquisition.

The Company has capitalized $2,805 thousand for the Symbiont assets which consist principally of intellectual property, customer contracts, customer base and software code relating to Symbiont’s financial services blockchain enterprise platform.

	As of June 30, 2023	As of December 31, 2022
Trade Name	263,276	-
Patent Portfolio	2,541,626	-
	2,804,902	-

Note 12. Subsequent Events

The Company terminated its agreement on August 1, 2023 in which Longbow was hosting 500 machines. The Company impaired approximately $75 thousand of the deposit in August 2023. The Company entered into a supplemental agreement with Core on August 4, 2023 to host 500 machines that will be moved from Longbow Host Co LLC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements and Notes for the three and six months ended June 30, 2023, and with the Annual Report on Form 10-K for the year ended December 31, 2022.

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

On September 15, 2021, we announced our plan to operate in the Bitcoin mining ecosystem, and subsequently commenced Bitcoin mining operations in late September 2022. This business operation deploys our computing power to mine Bitcoin and validate transactions on the Bitcoin network. We believe that developments in Bitcoin mining have created an opportunity for us to deploy capital and conduct large-scale mining operations in the United States. We conduct this business through a wholly owned subsidiary, US Digital, which we formed in 2021 to develop and operate our cryptocurrency mining business.

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

The Company organized two new subsidiaries in 2020: LMFA Financing LLC, a Florida limited liability company, on November 21, 2020, and LMFAO Sponsor LLC, a Florida limited liability company, on October 29, 2020. LMFAO Sponsor LLC organized a subsidiary, LMF Acquisition Opportunities Inc., on October 29, 2020. LM Funding America Inc. organized a subsidiary, US Digital (and 100% subsidiaries), on September 10, 2021. US Digital has formed 100% owned subsidiaries to engage in business in various states. The Company also from time to time organizes other subsidiaries to serve a specific purpose or hold a specific asset. LMF Acquisition Opportunities Inc. was merged with Seastar Medical Holding Corporation on October 28, 2022.

Summarized Consolidated Statements of Operations
	Six Months Ended June 30,
	2023	2022

Revenue	$5,509,168	$425,537
Operating costs and expenses	10,634,928	10,829,657
Operating loss	(5,125,760)	(10,404,120)
Other income (loss)	(7,679,192)	10,953,006
Income (loss) before income taxes	(12,804,952)	548,886
Income tax expense	-	-
Net (loss) income	(12,804,952)	548,886
Less: loss (income) attributable to non-controlling interest	2,869,441	(3,432,597)
Net income (loss) attributable to LM Funding America Inc.	$(9,935,511)	$(2,883,711)

Results of Operations

The Three Months Ended June 30, 2023 compared with the Three Months Ended June 30, 2022

Revenues

During the three months ended June 30, 2023, total revenues increased by $2,961 thousand, to $3,196 thousand from $235 thousand for the three months ended June 30, 2022.

Digital mining revenue increased in the three months ended June 30, 2023 by $2,968 thousand to $2,968 thousand from nil for the three months ended June 30, 2022 due to the mining of 106.6 Bitcoin during the three months ended June 30, 2023 compared to nil for the three months ended June 30, 2022 since Bitcoin mining operations had not yet begun.

Total specialty finance revenue for the three months ended June 30, 2023 decreased slightly to $190 thousand from $194 thousand for the three months ended June 30, 2022 as the number of payoffs decreased over the prior year even as the average payoff increased slightly over the prior year.

Operating Expenses

During the three months ended June 30, 2023, operating expenses increased approximately $744 thousand to $6,352 thousand from $5,608 thousand for the three months ended June 30, 2022. The increase in operating expenses is attributed to various factors including: (i) an increase of $2,362 thousand for digital mining costs of revenues arising from an increased number of Bitcoin mining machines earning Bitcoins; (ii) a $1,167 thousand increase in depreciation and amortization arising from an increased number of Bitcoin mining machines placed in service; (iii), a $249 thousand increase in other expenses including selling, general and administrative costs arising from increased general business insurance and investor relations services; (iv), a $240 thousand increase in the impairment of mined Bitcoin and (v) a $102 thousand increase in compensation costs arising from merit and inflationary pay increases. These increases were partially offset by a $1,936 thousand decrease in stock compensation and option expense and a $794 thousand decrease in professional fees, The Company also recognized a realized gain on the sale of mined digital assets of $646 thousand for the three months ended June 30, 2023 compared to nil for the three months ended June 30, 2022.

Other Income (Expense)

The Company recognized an unrealized gain of nil and $288 thousand for the three months ended June 30, 2023 and 2022, respectively, from the conversion of the Borqs convertible debt securities.

The Company recognized an unrealized loss on securities of $3,717 thousand for the three months ended June 30, 2023 as compared to an unrealized gain of $12,215 thousand for the three months ended June 30, 2022 from the revaluation of Seastar's (formerly LMAO’s) common stock and private placement warrants.

The Company recognized $26 thousand on the sale of Bitmain coupons received from the purchase of Bitcoin mining equipment for the three months ended June 30, 2023 compared to nil for the three months ended June 30, 2022.

The Company recognized an impairment of nil and $378 thousand for the three months ended June 30, 2023 and 2022, respectively, from the impairment of purchased digital assets. See Footnote 2.

The Company recognized a reversal of a valuation allowance of $1,053 thousand and nil for the three months ended June 30, 2023 and 2022, respectively, from the revaluation of the Symbiont note receivable and subsequent acquisition of the Symbiont assets.

Income Tax Expense

During the three months ended June 30, 2023, the Company generated a $5.6 million net loss before income taxes and the Company increased its income tax valuation allowance by $1.3 million, which offset the Company’s incurred net income tax expense of $1.3 million which resulted in no income tax expense being recognized during this period. This net activity resulted in no recognized income tax expense for the three months ended June 30, 2023. The Company recognized nil of income tax expense for the three months ended June 30, 2022.

Net Loss

During the three months ended June 30, 2023, the net loss was $5.6 million as compared to net income of $6.6 million for the three months ended June 30, 2022.

Net Loss Attributable to Non-Controlling Interest

The Company owns 69.5% of Sponsor. As such, there is $1.1 million net loss for the three months ended June 30, 2023 attributable to the Non-Controlling Interest as compared to a $3.7 million net income for the three months ended June 30, 2022.

Net Loss Attributable to LM Funding America, Inc.

During the three months ended June 30, 2023, the net loss was $4.5 million as compared to net income of $2.8 million for the three months ended June 30, 2022.

The Six Months Ended June 30, 2023 compared with the Six Months Ended June 30, 2022

Revenues

During the six months ended June 30, 2023, total revenues increased by $5,083 thousand, to $5,509 thousand from $426 thousand for the six months ended June 30, 2022.

Digital mining revenue increased in the six Months ended June 30, 2023 by $5,059 thousand to $5,059 thousand from nil for the six months ended June 30, 2022 due to the mining of 198.3 Bitcoin during the six Months ended June 30, 2023 as compared to nil for the six months ended June 30, 2022.

Total specialty finance revenue for the six months ended June 30, 2023 increased to $373 thousand from $346 thousand for the six months ended June 30, 2022 as the average payoff increased slightly even as the number of payoffs decreased slightly over the prior year.

Operating Expenses

During the six months ended June 30, 2023, operating expenses decreased approximately $195 thousand to $10,635 thousand from $10,830 thousand for the six months ended June 30, 2022. The decrease in operating expenses is attributed to various factors including: (i) an increase of $4,029 thousand for digital mining costs of revenues arising from an increased number of Bitcoin mining machines earning Bitcoins; (ii), a $1,966 thousand increase in depreciation and amortization arising from an increased number of Bitcoin mining machines placed in service; (iii), a $631 thousand increase in other operating costs and selling, general and administrative expenses arising from increased general business insurance and investor relations services; (iv), a $439 thousand increase in the impairment of mined Bitcoin and (v) a $197 thousand increase in compensation costs arising from merit and inflationary pay increases. These increases were offset by a $5,389 thousand decrease in stock compensation and option expense and a $997 thousand decrease in professional fees, The Company also recognized a realized gain on the sale of mined digital assets of $1,071 thousand for the six months ended June 30, 2023 compared to nil for the six months ended June 30, 2022.

Other Income (Expense)

The Company recognized no realized gain or loss on marketable securities for the six months ended June 30, 2023 as compared to a $350 thousand loss for the six months ended June 30, 2022.

The Company recognized a realized gain of nil and $288 thousand for the six months ended June 30, 2023 and 2022, respectively, from the conversion of the Borqs convertible debt securities.

The Company recognized an unrealized loss on securities of $9,540 thousand for the six months ended June 30, 2023 as compared to an unrealized gain of $11,229 thousand for the six months ended June 30, 2022 from the revaluation of Seastar's (formerly LMAO’s) common stock and private placement warrants.

The Company recognized $629 thousand on the sale of Bitmain coupons received from the purchase of Bitcoin mining equipment for the six months ended June 30, 2023 compared to nil for the six months ended June 30, 2022.

The Company recognized an impairment of nil and $378 thousand for the six months ended June 30, 2023 and 2022, respectively, from the impairment of purchased digital assets. See Footnote 2.

The Company recognized a reversal of a valuation allowance of $1,053 thousand and nil for the six months ended June 30, 2023 and 2022, respectively, from the revaluation of the Symbiont note receivable and subsequent acquisition of the Symbiont assets.

Income Tax Expense

During the six months ended June 30, 2023, the Company generated a $12.8 million net loss before income taxes and the Company increased its income tax valuation allowance by $3.4 million, which offset the Company’s incurred net income tax expense of $3.4 million which resulted in no income tax expense being recognized during this period. This net activity resulted in no recognized income tax expense for the six months ended June 30, 2023. The Company recognized nil of income tax expense for the six months ended June 30, 2022.

Net Loss

During the six months ended June 30, 2023, the net loss was $12.8 million as compared to a net income of $0.5 million for the six months ended June 30, 2022.

Net Loss Attributable to Non-Controlling Interest

The Company owns 69.5% of Sponsor. As such, there is $2.9 million net loss for the six months ended June 30, 2023 attributable to the Non-Controlling Interest as compared to a $3.4 million net income for the six months ended June 30, 2022.

Net Loss Attributable to LM Funding America, Inc.

During the six months ended June 30, 2023, the net loss was $9.9 million as compared to a net loss of $2.9 million for the six months ended June 30, 2022.

Liquidity and Capital Resources

General

As of June 30, 2023 and December 31, 2022, our liquidity was comprised of:

	June 30, 2023	December 31, 2022
Cash and cash equivalents	$1,847,239	$4,238,006
Bitcoin	1,992,557	888,026
Marketable securities	8,668	4,290
End of Period	$3,848,464	$5,130,322

The Company's Bitcoin activity during the six months ended June 30, 2023 and 2022 was:

	June 30, 2023	December 31, 2022	June 30, 2022

Bitcoin Balance	79.1	54.9	21.5

	June 30, 2023		June 30, 2022
Beginning of Year	54.9		-
Production of Bitcoin	198.3		-
Purchase of Bitcoin	2.0		21.5
Sale of Bitcoin	(175.9)		-
Fees	(0.2)		-
End of Period	79.1		21.5

The Company's cash flow summary for the six months ended June 30, 2023 and 2022 are as follows.

	Six Months Ended June 30,
	2023	2022
Cash Flows used in Operating Activities	$(1,463,224)	$(154,344)
Cash Flows used in Investing Activities	(464,571)	(15,243,558)
Cash Flows used in Financing Activities	(462,972)	(114,688)
Net Decrease in Cash	(2,390,767)	(15,512,590)
Cash - Beginning of Year	4,238,006	32,559,185
Cash - End of Period	$1,847,239	$17,046,595

Cash from Operations

Net cash used by operations was $1.5 million during the six months ended June 30, 2023 compared with net cash used in operations of $0.2 million during the six months ended June 30, 2022. This change in cash used in operating activities was primarily driven by the difference between Bitcoin mining revenue received in noncash consideration (i.e. Bitcoin) as compared to the amount of mined Bitcoin liquidated to support operations during the six months ended June 30, 2023.

Cash from Investing Activities

For the six months ended June 30, 2023 net cash used in investing activities was $0.5 million as compared to net cash used in investing activities of $15.2 million for the six months ended June 30, 2022. For the six months ended June 30, 2023, the Company received $1.7 million from SeaStar Medical (formerly LMAO) related to the payment of outstanding notes receivable while investing $1.7 million for capital expenditures including Bitcoin mining equipment. For the six months ended June 30, 2022 the Company invested $14.3 million in capital expenditure including Bitcoin mining equipment and digital assets and loaned $0.9 million to SeaStar Medical (formerly LMAO).

Cash from Financing Activities

Net cash used in financing activities was $0.5 million for the six months ended June 30, 2023 compared to $0.1 million used in financing activities for the six months ended June 30, 2022. During the six months ended June 30, 2023 and 2022, the Company repaid debt of $0.4 million and $0.1 million, respectively.

Stockholders’ Equity

The Company had no cash infusion from equity financing transactions during the six months ended June 30, 2023 or 2022.

Debt

Debt of the Company consisted of the following at June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Financing agreement with Imperial PFS that is unsecured. Down payment of $78,000 was required upfront and equal installment payments of $45,672 to be made over a 10 month period. The note matures on August 1, 2023. Annualized interest is 7.35%.	$91,345	$365,379

Financing agreement with Imperial PFS that is unsecured. Down payment of $15,000 was required upfront and equal installment payments of $13,799 to be made over an 8 month period. The note matures on August 1, 2023. Annualized interest is 7.35%.	28,008	110,396
	$119,353	$475,775

The following table presents maturities of debt on an undiscounted basis as of June 30, 2023:

Maturity	Amount
2023 (excluding the six months ended June 30, 2023)	$119,353
$119,353

The notes were fully paid off on the August 1, 2023 due date.

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

The following tables reconcile net loss, which we believe is the most comparable GAAP measure, to EBITDA and Core EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Net income (loss)	$(5,642,356)	$6,568,137	$(12,804,952)	$548,886
Income tax expense	-	-	-	-
Interest expense	-	-	-	-
Depreciation and amortization	1,169,120	2,007	1,970,993	5,101
Income (loss) before interest, taxes & depreciation	$(4,473,236)	$6,570,144	$(10,833,959)	$553,987
Unrealized loss (gain) on investment and equity securities	3,716,681	(12,215,401)	9,539,535	(11,229,002)
Unrealized loss on convertible debt securities	-	288,320	-	-
Realized gain on convertible debt securities	-	(287,778)	-	(287,778)
Stock compensation and option expense	1,712,669	3,648,236	1,907,025	7,296,478
Core income (loss) before interest, taxes & depreciation	$956,114	$(1,996,479)	$612,601	$(3,666,315)

Critical Accounting Estimates

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2023. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of June 30, 2023 due to the following material weakness in internal control over financial reporting that existed as of December 31, 2022 and that continued to exist through June 30, 2023:

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

The Company implemented new controls that utilized additional accounting and finance staff to allow for effective segregation of certain accounting duties and provide for a proper multi-level review process.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Legal Proceedings are set forth under Note 5 "Commitments and Contingencies" included in Part I, Item 1 of this Quarterly Report on Form 10-Q and are incorporated herein by reference.

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, we supplement the risk factors in our Annual Report on Form 10-K that was filed with the SEC on June 30, 2023 with the following risk factors. Any of these factors disclosed in our Annual Report on Form 10-K or herein could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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

3.2	Restated By-Laws of LM Funding America, Inc. (incorporated by reference to Exhibit 3.2 to the Form 10-Q filed on November 17, 2022)
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 (Amendment No. 2) filed on August 27, 2015 (Registration No. 333-205232))
4.2	Form of Common Warrant. (incorporated by reference to Exhibit 4.1 to Form 8-K filed on November 5, 2018)
4.3	Form of Underwriter’s Warrant. (incorporated by reference to Exhibit 4.2 to Form 8-K filed on November 5, 2018)
4.4	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to Form 8-K filed on August 18, 2020)
4.5	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934, as amended (incorporated by reference to Exhibit 4.8 of the Form 10-K filed on April 14, 2020)
4.6	Form of Representative’s Warrant (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on October 20, 2021)
4.7	Form of Common Warrant (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on October 20, 2021)
10.1	Equity Distribution Agreement, dated June 26, 2023, by and between LM Funding America, Inc. and Maxim Group LLC (incorporated by reference to Exhibit 1.1 to the Form 8-K filed on June 27, 2023)
10.2

Asset Purchase Agreement, dated June 5, 2023, by and between LM Funding America, Inc. and Symbiont.io, LLC, as Chapter 11 Debtor in Possession and Seller (incorporated by reference to Exhibit 2.1 to the Form 8-K filed on June 6, 2023)

10.3*	Form of Restricted Stock Award Agreement under LM Funding, Inc. 2021 Omnibus Incentive Plan
31.1*	Rule 13a – 14(a) Certification of the Principal Executive Officer
31.2*	Rule 13a – 14(a) Certification of the Principal Financial Officer
32.1*	Written Statement of the Principal Executive Officer, Pursuant to 18 U.S.C. § 1350
32.2*	Written Statement of the Principal Financial Officer, Pursuant to 18 U.S.C. § 1350

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

LM FUNDING AMERICA, INC.

Date: August 14, 2023	By:	/s/ Bruce M. Rodgers
Bruce M. Rodgers
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: August 14, 2023	By:	/s/ Richard Russell
Richard Russell
Chief Financial Officer
(Principal Accounting Officer)