Form 10-Q
period 2023-09-30
LM FUNDING AMERICA, INC.
filed 2023-11-14
CIK 1640384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The registrant had 14,651,883 shares of Common Stock, par value $0.001 per share, outstanding as of November 8, 2023.

LM FUNDING AMERICA, INC.

TABLE OF CONTENTS

		Page

PART I.	FINANCIAL INFORMATION	3

Item 1.	Financial Statements	3

	LM Funding America, Inc. and Subsidiaries Consolidated Balance Sheets as of September 30, 2023 (unaudited) and December 31, 2022	3

	LM Funding America, Inc. and Subsidiaries Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2023 and 2022 (unaudited)	4

	LM Funding America, Inc. and Subsidiaries Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2023 and 2022 (unaudited)	5

	LM Funding America, Inc. and Subsidiaries Consolidated Statements of Changes in Stockholders’ Equity for the Three and Nine Months Ended September 30, 2023 and 2022 (unaudited)	6
	Notes to Unaudited Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35

Item 4.	Controls and Procedures	35

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	37

Item 1A.	Risk Factors	37

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 3.	Defaults Upon Senior Securities	38

Item 4.	Mine Safety Disclosures	38

Item 5.	Other Information	38

Item 6.	Exhibits	39

SIGNATURES		40

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

LM Funding America, Inc. and Subsidiaries Consolidated Balance Sheets

	September 30,	December 31,
	2023	2022
	(Unaudited)
Assets
Cash	$469,007	$4,238,006
Digital Assets (Note 2)	2,256,500	888,026
Finance receivables	21,558	26,802
Marketable securities (Note 5)	198,094	4,290
Notes receivable from Seastar Medical Holding Corporation (Note 5)	2,277,012	3,807,749
Less: Allowance for credit loss reserve on notes receivable from Seastar Medical Holding Corporation (Note 5)	(22,344)	-
Notes receivable from Seastar Medical Holding Corporation, net	2,254,668	3,807,749
Prepaid expenses and other assets	1,463,094	1,233,322
Income tax receivable	293,466	293,466
Current assets	6,956,387	10,491,661

Fixed assets, net (Note 3)	25,917,390	27,192,317
Deposits on mining equipment (Note 4)	282,233	525,219
Hosting services deposits (Note 4)	2,218,452	2,200,452
Real estate assets owned	80,057	80,057
Long-term investments - debt security (Note 5)	-	2,402,542
Less: Allowance for losses on debt security (Note 5)	-	(1,052,542)
Long-term investments - debt security, net (Note 5)	-	1,350,000
Long-term investments - equity securities (Note 5)	72,815	464,778
Investment in Seastar Medical Holding Corporation (Note 5)	683,100	10,608,750
Symbiont intangible assets, net (Note 11)	2,000,000	-
Operating lease - right of use assets (Note 8)	214,574	265,658
Other assets	10,726	10,726
Long-term assets	31,479,347	42,697,957
Total assets	$38,435,734	$53,189,618

Liabilities and stockholders' equity
Accounts payable and accrued expenses	2,253,311	1,570,906
Note payable - short-term (Note 6)	63,208	475,775
Due to related parties (Note 7)	44,398	75,488
Current portion of lease liability (Note 8)	106,689	90,823
Total current liabilities	2,467,606	2,212,992

Lease liability - net of current portion (Note 8)	114,855	179,397
Long-term liabilities	114,855	179,397
Total liabilities	2,582,461	2,392,389

Stockholders' equity (Note 9)
Preferred stock, par value $.001; 150,000,000 shares authorized; no shares issued and outstanding as of September 30, 2023 and December 31, 2022	-	-
Common stock, par value $.001; 350,000,000 shares authorized; 14,651,883 shares issued and outstanding as of September 30, 2023 and 13,091,883 as of December 31, 2022	14,652	13,092
Additional paid-in capital	94,722,633	92,195,341
Accumulated deficit	(57,369,694)	(43,017,207)
Total LM Funding America stockholders' equity	37,367,591	49,191,226
Non-controlling interest	(1,514,318)	1,606,003
Total stockholders' equity	35,853,273	50,797,229
Total liabilities and stockholders’ equity	$38,435,734	$53,189,618

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LM Funding America, Inc. and Subsidiaries Consolidated Statements of Operations (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Digital mining revenues	$3,283,473	$42,157	$8,342,646	$42,157
Specialty finance revenue	101,535	104,835	474,544	450,920
Rental revenue	34,500	40,788	111,486	120,240
Total revenues	3,419,508	187,780	8,928,676	613,317
Operating costs and expenses:
Digital mining cost of revenues (exclusive of depreciation and amortization shown below)	2,708,672	38,960	6,738,170	38,960
Staff costs and payroll	1,340,665	4,297,540	4,736,940	12,886,432
Professional fees	419,173	714,730	1,228,503	2,520,981
Settlement costs with associations	-	-	10,000	160
Selling, general and administrative	201,151	209,328	683,174	446,519
Real estate management and disposal	26,453	22,558	127,611	76,453
Depreciation and amortization	1,516,873	38,617	3,487,866	43,718
Collection costs	8,098	5,037	17,533	(6,689)
Impairment loss on mined digital assets	383,497	870	822,650	870
Realized gain on sale of mined digital assets	(261,191)	-	(1,331,982)	-
Other operating costs	246,536	124,405	704,390	274,298
Total operating costs and expenses	6,589,927	5,452,045	17,224,855	16,281,702
Operating loss	(3,170,419)	(5,264,265)	(8,296,179)	(15,668,385)
Realized gain (loss) on securities	1,788	-	1,788	(349,920)
Realized gain on convertible debt securities	-	-	-	287,778
Unrealized gain (loss) on marketable securities	2,058	(13,000)	6,436	(36,900)
Impairment loss on hosting deposits	-	-	(36,691)	-
Impairment loss on Symbiont assets	(750,678)	-	(750,678)	-
Unrealized gain (loss) on investment and equity securities	(778,078)	(194,174)	(10,317,613)	11,034,828
Impairment loss on digital assets	-	(25,764)	-	(403,471)
Realized gain on sale of purchased digital assets	-	-	1,917	-
Digital assets other income	-	-	-	5,658
Other income - coupon sales	10,160	-	639,472	-
Credit loss on Seastar Medical Holding Corporation notes receivable	(22,344)	-	(22,344)	-
Gain on adjustment of note receivable allowance	-	-	1,052,543	-
Other income - finance revenue	-	-	37,660	-
Dividend income	-	1,125	-	3,875
Interest income	39,657	85,602	210,881	264,947
Loss before income taxes	(4,667,856)	(5,410,476)	(17,472,808)	(4,861,590)
Income tax expense	-	(1,311,678)	-	(1,311,678)
Net Loss	$(4,667,856)	$(6,722,154)	$(17,472,808)	$(6,173,268)
Less: loss (income) attributable to non-controlling interest	250,880	59,298	3,120,321	(3,373,299)
Net loss attributable to LM Funding America Inc.	$(4,416,976)	$(6,662,856)	$(14,352,487)	$(9,546,567)

Basic loss per common share	$(0.33)	$(0.51)	$(1.08)	$(0.73)
Diluted loss per common share	$(0.33)	$(0.51)	$(1.08)	$(0.73)

Weighted average number of common shares outstanding
Basic	13,480,470	13,091,883	13,237,121	13,081,591
Diluted	13,480,470	13,091,883	13,237,121	13,081,591

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LM Funding America, Inc. and Subsidiaries Consolidated Statements of Cash Flows

(unaudited)

	Nine Months ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,472,808)	$(6,173,268)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	3,487,866	43,718
Noncash lease expense	70,545	71,288
Stock compensation	917,057	988,498
Stock option expense	1,611,795	9,956,219
Accrued investment income	(130,990)	(259,867)
Impairment loss on digital assets	822,650	404,341
Impairment loss on hosting deposits	36,691	-
Impairment loss on Symbiont assets	750,678	-
Unrealized loss (gain) on marketable securities	(6,436)	36,900
Unrealized loss (gain) on investment and equity securities	10,317,613	(11,034,828)
Realized loss (gain) on securities	(1,788)	349,920
Realized gain on convertible note receivable	-	(287,778)
Realized gain on sale of digital assets	(1,333,899)	-
Proceeds from securities	554,036	2,565,893
Convertible debt and interest converted into marketable securities	-	844,882
Investments in marketable securities	(739,616)	(844,882)
Credit loss on Seastar Medical Holding Corporation notes receivable	22,344	-
Reversal of allowance loss on debt security	(1,052,543)	-
Change in operating assets and liabilities:
Prepaid expenses and other assets	(123,221)	807,352
Hosting deposits	(54,691)	-
Repayments to related party	(31,090)	(45,605)
Accounts payable and accrued expenses	682,405	172,723
Mining of digital assets	(8,352,805)	(42,157)
Proceeds from sale of digital assets	7,487,058	-
Lease liability payments	(70,563)	(75,574)
Deferred taxes and taxes payable	-	841,678
Net cash used in operating activities	(2,609,712)	(1,680,547)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net collections of finance receivables - original product	(8,765)	19,049
Net collections of finance receivables - special product	14,009	(11,565)
Capital expenditures	(1,913,303)	(15,380)
Investment in note receivable	(100,000)	(350,000)
Investment in note receivable - related party	-	(2,785,000)
Collection of note receivable	1,761,727	-
Investment in digital assets	(35,157)	(978,441)
Proceeds from sale of purchased digital assets	43,678	-
Symbiont asset acquisition	(402,359)	-
Deposits for mining equipment	-	(16,467,402)
Net cash used in investing activities	(640,170)	(20,588,739)
CASH FLOWS FROM FINANCING ACTIVITIES:
Insurance financing repayments	(499,453)	(114,688)
Insurance financing	86,886	-
Issue costs from the issuance of common stock	(106,550)	-
Net cash used in financing activities	(519,117)	(114,688)
NET DECREASE IN CASH	(3,768,999)	(22,383,974)
CASH - BEGINNING OF PERIOD	4,238,006	32,559,185
CASH - END OF PERIOD	$469,007	$10,175,211

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
ROU assets and operating lease obligation recognized	$21,887	$300,787
Reclassification of mining equipment deposit to fixed assets, net	$1,177,226	$21,986,382
SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$470,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LM Funding America, Inc. and Subsidiaries Consolidated Statements of Changes in Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2023 and 2022

(unaudited)

	Common Stock
	Shares	Amount	Additional paid-in capital	Accumulated Deficit	Non-Controlling Interest	Total Equity
Balance - December 31, 2021	13,017,943	$13,018	$74,525,106	$(13,777,006)	$249,089	$61,010,207
Stock issued for services	73,940	74	(74)	-	-	-
Stock compensation	-	-	329,500	-	-	329,500
Stock option expense	-	-	3,318,737	-	-	3,318,737
Net loss	-	-	-	(5,728,051)	(291,200)	(6,019,251)
Balance - March 31, 2022	13,091,883	$13,092	$78,173,269	$(19,505,057)	$(42,111)	$58,639,193
Stock compensation	-	$-	$329,499	$-	$-	$329,499
Stock option expense	-	-	3,318,742	-	-	3,318,742
Net income	-	-	-	2,844,340	3,723,797	6,568,137
Balance - June 30, 2022	13,091,883	$13,092	$81,821,510	$(16,660,717)	$3,681,686	$68,855,571
Stock compensation	-	$-	$329,499	$-	$-	$329,499
Stock option expense	-	-	3,318,740	-	-	3,318,740
Net loss	-	-	-	(6,662,856)	(59,298)	(6,722,154)
Balance - September 30, 2022	13,091,883	$13,092	$85,469,749	$(23,323,573)	$3,622,388	$65,781,656

Balance - December 31, 2022	13,091,883	$13,092	$92,195,341	$(43,017,207)	$1,606,003	$50,797,229
Stock option expense	-	-	194,356	-	-	194,356
Net loss	-	-	-	(5,386,332)	(1,776,264)	(7,162,596)
Balance - March 31, 2023	13,091,883	$13,092	$92,389,697	$(48,403,539)	$(170,261)	$43,828,989
Stock option expense	-	-	1,147,739	-	-	1,147,739
Issuance of restricted stock	1,560,000	1,560	563,370	-	-	564,930
Net loss	-	-	-	(4,549,179)	(1,093,177)	(5,642,356)
Balance - June 30, 2023	14,651,883	$14,652	$94,100,806	$(52,952,718)	$(1,263,438)	$39,899,302
Stock option expense	-	-	269,700	-	-	269,700
Stock compensation	-	-	352,127	-	-	352,127
Net loss	-	-	-	(4,416,976)	(250,880)	(4,667,856)
Balance - September 30, 2023	14,651,883	$14,652	$94,722,633	$(57,369,694)	$(1,514,318)	$35,853,273

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LM FUNDING AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

(UNAUDITED)

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

LM Funding America, Inc. (“we”, “our”, “LMFA” or the “Company”) was formed as a Delaware corporation on April 20, 2015.

LMFA is the sole member of several entities including LM Funding, LLC, which was organized in January 2008, US Digital Mining and Hosting Co., LLC, which was formed on September 10, 2021 (“US Digital”); LMFA Financing LLC, formed on November 23, 2020, and LMFAO Sponsor LLC, formed on October 29, 2020 (LMFA is a majority member of LMFAO Sponsor LLC). Additionally, US Digital has formed various 100% owned subsidiaries to engage in business in various states in connection with its Bitcoin mining business. LMFAO Sponsor LLC formed a majority owned subsidiary LMF Acquisition Opportunities Inc. ("LMAO") on October 29, 2020 which was organized as a special purpose acquisition company that that completed an initial public offering in January 2021, whereupon the company ceased to be majority owned by LMFA. LMF Acquisition Opportunities Inc. was subsequently merged with Seastar Medical Holding Corporation on October 28, 2022.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in the annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The interim consolidated financial statements as of September 30, 2023 and for the three and nine months ended September 30, 2023 and September 30, 2022, respectively are unaudited. In the opinion of management, the interim consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of the results for the interim periods. The accompanying consolidated balance sheet as of December 31, 2022, is derived from the audited consolidated financial statements presented in the Company’s Annual Report on Form 10-K for fiscal the year ended December 31, 2022.

Reclassifications

Certain prior period amounts on the consolidated balance sheets have been reclassified to conform to the current period presentation. These reclassifications had no effect on the reported results of operations.

Segment and Reporting Unit Information

Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Chief Executive Officer and Chief Financial Officer of the Company comprise the CODM, as a group. The Company has two operating segments as of September 30, 2023, which we refer to as Specialty Finance and Mining Operations. Our corporate oversight function and other components that may earn revenues that are only incidental to the activities of the Company are aggregated and included in the “All Other” category. See Note 10, “Segment Information".

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

Coupon Sales

From time to time the Company receives coupons from Bitmain to incentivize purchases of equipment. Coupons have a stated face value in dollars and can be applied against future invoices for purchased machines. Coupons are transferable and there are not restrictions on the sale to third parties. Occasionally, the Company sells coupons to third parties in exchange for cash consideration or digital assets. As there is currently no active market for the buying and selling of Bitmain coupons, the Company has determined that the fair value of coupons received is nil at the time of receipt therefore revenue associated with the sale of such coupons is not recognized until the sale transaction has been completed and consideration has been received from the third party. During the three and nine months ended September 30, 2023, the Company sold Bitmain coupons for approximately $10 thousand and $639 thousand respectively, which was recognized as other income within "Other income - coupon sales" in the Consolidated Statements of Operations. The coupons sold during the three months ended September 30, 2023 were exchanged for digital assets (Tether) which had a fair value of approximately $10 thousand at the time of receipt.

Hosting Contracts

On September 5, 2022, the Company, through its wholly-owned subsidiary US Digital, entered into a hosting agreement (the “Core Hosting Agreement”) with Core Scientific Inc. (“Core”) pursuant to which Core, under various additional orders, agreed to host approximately 3,000 of the Company's Bitcoin miner machines at a secure location and provide power, maintenance and other services specified in the contract with a term of one year, with automatic renewals unless either party notifies the other party in writing not less than ninety (90) calendar days before such renewal of its desire for the order not to renew unless terminated sooner pursuant to the terms of the Core Hosting Agreement. In April 2023, the Company subsequently added approximately 1,400 machines under this agreement for Core to host a total of approximately 4,400 machines. The Company installed all of the approximately 4,400 machines at the Core site as of September 30, 2023. The Company entered into a supplemental agreement on August 4, 2023 to host 500 machines that were moved from the Longbow Host Co LLC site as of September 30, 2023.

As required under the Core Hosting Agreement, the Company has paid approximately $2.2 million as of September 30, 2023 and December 31, 2022 as a deposit. In December 2022, Core filed for Chapter 11 bankruptcy in the U.S. Bankruptcy Court for the Southern District of Texas. Core's bankruptcy filing has not negatively impacted our mining ability at their sites as of the date of this filing.

On January 26, 2023, the Company entered into a hosting agreement (the “Phoenix Hosting Agreement”) with Phoenix Industries Inc. (“Phoenix”) pursuant to which Phoenix agreed to host 228 of the Company's Bitcoin Miner S19J Pro machines at a secure location and provide power, maintenance and other services specified in the contract with a term of two years. This Phoenix Hosting Agreement would renew automatically for an additional two years if the Company were to provide written notice to Phoenix of our desire of renewal at least sixty (60) days in advance of the conclusion of the initial term of two years, unless terminated sooner pursuant to the terms of the Phoenix Hosting Agreement. As required under the Phoenix Hosting Agreement, the Company paid approximately $36 thousand as a deposit in January 2023. The Company and Phoenix mutually terminated this agreement effective April 18, 2023 and the Company's S19J Pro machines were returned to the Company in May 2023. The Company fully impaired the $36 thousand deposit during the nine months ended September 30, 2023.

On March 9, 2023, the Company entered into a hosting agreement (the “Longbow Hosting Agreement”) with Longbow Host Co LLC (“Longbow”) pursuant to which Longbow agreed to host 500 of the Company's Bitcoin Miner S19J Pro machines at a secure location and provide power, maintenance and other services specified in the contract with a term of two years. Upon written request from the Company at least ninety (90) days prior to the conclusion of the then current term and approval by Longbow, the term shall renew for successive one year periods with a three percent (3%) increase as of the commencement of each renewal term unless terminated sooner pursuant to the terms of the Longbow Hosting Agreement. As required under the Longbow Hosting Agreement, the Company paid approximately $157 thousand as a refundable deposit in March 2023. The Company had 500 machines installed at the Longbow site as of June 30, 2023. The Company terminated this agreement on August 1, 2023 and expensed 50% of the $157 thousand deposit during the three and nine months ended September 30, 2023 and applied the remainder to outstanding invoices.

On May 5, 2023, the Company entered into a hosting agreement (the “GIGA Hosting Agreement”) with GIGA Energy Inc. (“GIGA”) pursuant to which GIGA agreed to host 1,080 of the Company's Bitcoin Miner S19J Pro machines at a secure location and provide power, maintenance and other services specified in the contract with a term of one year. As required under the GIGA Hosting Agreement, the Company paid approximately $173 thousand as a pre-payment in May 2023 and paid a refundable deposit of $173 thousand in August 2023. The Company had 1,080 machines installed at the GIGA site as of September 30, 2023.

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

Investment in Note Receivables

Investment in Note Receivables are reported at fair value subject to allowances for credit losses under ASU 2016-13 Credit Losses (CECL). The Company recognized a $22 thousand allowance for credit losses for the three and nine months ended September 30, 2023. See Footnote 5.

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

The Company issued approximately nil and 1,560 thousand restricted shares during the three and nine months ended September 30, 2023. The weighted average shares used in calculating loss per share for the three and nine months ended September 30, 2023 includes 390 thousand and 650 thousand, respectively, of restricted shares that were fully vested as of September 30, 2023 based on their respective vesting date and excludes 910 thousand restricted shares that were legally issued but not vested as of September 30, 2023. During the three and nine months ended September 30, 2022, the Company issued nil and approximately 74 thousand shares at various times has weighted averaged these shares in calculating income (loss) per share includes the issued shares in calculating income (loss) per share for the relevant period.

Diluted income (loss) per share for the period equals basic loss per share as the effect of any convertible notes, stock based compensation awards or stock warrants would be anti-dilutive.

The anti-dilutive stock based compensation awards consisted of:

	As of September 30,
	2023	2022
Stock Options	3,597,578	3,956,827
Stock Warrants	7,677,441	7,677,441
Restricted Shares	910,000	-

Income Taxes

The Company’s calculation of its tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions. The Company recognizes tax liabilities for uncertain tax positions based on management’s estimate of whether it is more likely than not that additional taxes will be required. The Company had no uncertain tax positions as of September 30, 2023 and December 31, 2022.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operation in the provision for income taxes. As of September 30, 2023 and December 31, 2022, the Company had no accrued interest or penalties related to the underpayment of income taxes.

Income tax expense/(benefit) from operations was nil for the three and nine months ended September 30, 2023 which resulted primarily from maintaining a full valuation allowance against the Company's deferred tax assets. Income tax expense from operations was $1.3 million for the three and nine months ended September 30, 2022 which resulted from a change in estimate related to our ability to utilize certain net operating (“NOL”) tax losses from prior periods for 2021.

Note 2. Digital Assets

Digital assets are as follows:

	September 30, 2023	December 31, 2022	September 30, 2022
Bitcoin	$2,246,340	$888,026	$408,879
Tether	10,160	-	-
Total digital assets	2,256,500	888,026	408,879

Bitcoin
	September 30, 2023		September 30, 2022
Beginning of Year	$888,026		$-
Purchase of Bitcoin	35,157		786,586
Production of Bitcoin	8,342,646		-
Impairment loss on mined Bitcoin	(822,650)		(377,707)
Carrying amount of Bitcoin sold	(6,196,839)		-
End of Period	$2,246,340		$408,879

GUSD
	September 30, 2023		September 30, 2022
Beginning of Year	$-		$-
Purchase of GUSD	-		500,000
GUSD Earned on digital assets	-		5,658
Sale of GUSD	-		(505,658)
End of Period	$-		$-

The Company mined 117.1 and 315.4 Bitcoin for the three and nine months ended September 30, 2023, respectively. The Company sold 106.1 and 282.0 Bitcoin for the three and nine months ended September 30, 2023, respectively. The Company mined 2.2 Bitcoin for the three and nine months ended September 30, 2022. The Company sold nil Bitcoin for the three and nine months ended September 30, 2022.

	September 30, 2023	December 31, 2022	September 30, 2022

Bitcoin Balance	90.1	54.9	33.2

	September 30, 2023		September 30, 2022
Beginning of Year	54.9		-
Production of Bitcoin	315.4		2.2
Purchase of Bitcoin	2.0		31.0
Sale of Bitcoin	(282.0)		-
Fees	(0.2)		-
End of Period	90.1		33.2

Note 3. Fixed Assets, net

The components of fixed assets as of September 30, 2023 and December 31, 2022 are as follows:

	Useful Life (Years)	September 30, 2023		December 31, 2022
Mining machines	5		$29,781,573		$27,637,041
Furniture, computer and office equipment	3-5		228,516		216,312
Gross fixed assets			30,010,089		27,853,353
Less: accumulated depreciation			(4,092,699)		(661,036)
Fixed assets, net		$	$25,917,390	$	$27,192,317

As of September 30, 2023, there were approximately 5,954 mining machines in service at various hosting sites. At December 31, 2022, there were approximately 2,700 mining machines in services at a Core location, approximately 2,700 machines at a Compute North LLC location which were awaiting transfer to storage as of December 31, 2022 and approximately 200 machines in transit. The Company’s depreciation expense recognized for the three and nine months ended September 30, 2023 was approximately $1.5 million and $3.4 million, respectively, and approximately $39 thousand and $44 thousand, for the three and nine months ended September 30, 2022, respectively.

There was no impairment loss recorded on fixed assets during the three and nine months ended September 30, 2023 and 2022.

Note 4. Deposits on Mining Equipment and Hosting Services

As further described in Note 1, the Company has entered into a series of mining machine purchase agreements, hosting and colocation service agreements in connection with our cryptocurrency mining operations which required deposits to be paid in advance of the respective asset or service being received.

As of September 30, 2023 and December 31, 2022, the Company has a total of approximately $0.3 million and approximately $0.5 million, respectively, classified as "Deposits on mining equipment".

The Company classifies hosting deposit payments within "Hosting services deposits" in the consolidated balance sheets. As of each of September 30, 2023 and December 31, 2022 the Company has a total of approximately $2.2 million and $2.2 million, respectively, classified as "Hosting services deposits". The Company impaired approximately $37 thousand of the hosting deposit with Phoenix upon the termination of their agreement and $78 thousand of the hosting deposit with ACDC upon the termination of their agreement during the nine months ended September 30, 2023 with the remaining $78 thousand of the ACDC deposit applied to outstanding invoices.

Note 5. Investments

Marketable Securities

Our marketable equity securities are publicly traded stocks measured at fair value using quoted prices for identical assets in active markets and classified as Level 1 within the fair value hierarchy. Marketable equity securities as of September 30, 2023 and December 31, 2022 are as follows:

	Cost	Cost of Shares Sold	Gross Unrealized Gain (Loss)	Fair Value

Marketable equity securities, September 30, 2023	$743,902	$(552,244)	$6,436	$198,094

Marketable equity securities, December 31, 2022	$2,976,933	$(2,915,813)	$(56,830)	$4,290

During the three and nine months ended September 30, 2022, the Company sold nil and 8,759,094 shares, respectively, of Borqs shares for approximately nil and $2.3 million, respectively. The Company realized a net gain (loss) of approximately nil and ($350) thousand for the three and nine months ended September 30, 2022, respectively. The net gain (loss) is included within "Realized gain (loss) on securities" within the Consolidated Statements of Operations.

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

The Company sold the remaining 4,895,894 shares during the first quarter of 2022 which resulted in a realized loss of $395 thousand which is reflected in ‘Realized gain on securities’ in the Consolidated Statements of Operations for the nine months ended September 30, 2022. The remaining principal amount of the Notes plus accrued interest through the date of conversion ($965,096) was converted into common shares of Borqs at a conversion price of $0.25 per share or 3,863,200 shares. A gain of approximately nil and $288 thousand was recognized on the conversion of the convertible debt to common shares and is included within “Realized gain on convertible debt securities” in the Consolidated Statements of Operations for the three and nine months ended September 30, 2022. Subsequent to the conversion, the 3,863,200 shares were sold which resulted in a realized gain of nil and $45 thousand which is included within "Realized gain on securities" in the Consolidated Statements of Operations for the three and nine months ended September 30, 2022.

	September 30, 2023	December 31, 2022	September 30, 2022

Convertible note	$-	$-	$-
End of period	$-	$-	$-

	September 30, 2023		September 30, 2022

Beginning of year	$-		$539,351
Accrued interest income on convertible debt security	-		17,753
Convertible debt and interest converted into marketable shares	-		(844,882)
Realized gain on conversion into marketable shares	-		287,778
End of period	$-		$-

Note receivable - LMFAO and SeaStar Medical

On February 1, 2022, LMAO issued an unsecured promissory note to LMFAO Sponsor LLC ("Sponsor"), pursuant to which LMAO may borrow up to an aggregate principal amount of $500,000 to be used for a portion of LMAO’s expenses. As of September 30, 2022, LMAO had drawn down $310,000 under the promissory note with LMFAO Sponsor LLC to pay for offering expenses. On July 28, 2022 (effective as of September 30, 2022), the aggregate principal limit was increased to $1,750,000. The loan was non-interest bearing, unsecured and due at the earlier of the 24-month anniversary of LMAO’s initial public offering or the closing of its initial business combination.

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

In connection with the closing of the LMAO Business Combination, on October 28, 2022, Sponsor and SMHC amended, restated, and consolidated (i) the original Promissory Note, dated July 29, 2022, issued by LMAO to Sponsor in the principal amount of $1,035,000 and (ii) the original Amended and Restated Promissory Note, effective September 30, 2022, issued by LMAO to Sponsor in the principal amount of $1,750,000 (collectively, the “Original Sponsor Notes”), by entering into one consolidated amended and restated promissory note with an aggregate principal amount of $2,785,000 (the “Amended Sponsor Note”). During the three and nine months ended September 30, 2023, approximately nil and $1,104 thousand, respectively of repayments were received from Seastar under the Amended Sponsor Note. As of September 30, 2023 and December 31, 2022, there was $1.8 million and $2.8 million of principal, respectively and $53 thousand and $35 thousand of accrued interest, respectively, on the Amended Sponsor Note included in "Notes receivable from Seastar Medical Holding Corporation" on the consolidated balance sheets.

On September 9, 2022, the Company entered into a Credit Agreement with SeaStar Medical pursuant to which the Company agreed to make advances to SeaStar Medical of up to $700,000 for general corporate purposes at an interest rate equal to 15% per annum. All advances made to SeaStar Medical under the Credit Agreement ("Original LMFA Note) and accrued interest were due and payable to LMFA on the maturity date. The agreement was modified on October 28, 2022 to reduce the interest rate to 7% per annum and the maturity date of the loan to October 30, 2023 ("amended LMFA Note"). As of December 31, 2022, SeaStar Medical had borrowed $700,000 under the amended LMFA Note. During the three and nine months ended September 30, 2023, approximately nil and $273 thousand, respectively of repayments were received from Seastar for the Amended LMFA Note. As of September 30, 2023 and December 31, 2022, there was $453 thousand and $700 thousand of principal, respectively, and $14 thousand and $19 thousand of accrued interest, respectively, on the amended LMFA Note in "Notes receivable from Seastar Medical Holding Corporation" included in the consolidated balance sheets.

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

On November 2, 2022 the Company advanced $268 thousand to SeaStar Medical for working capital needs, which was repaid on January 18, 2023. As of September 30, 2023 and December 31, 2022 there was nil and $268 thousand of the advance included in "Notes receivable from Seastar Medical Holding Corporation (formerly LMAO)" on the consolidated balance sheets. As of September 30, 2023 and December 31, 2022 there was also approximately nil and $12 thousand in amounts payable from the Company to Seastar Medical included in "Due to related parties" on the consolidated balance sheets.

	September 30, 2023	December 31, 2022	September 30, 2022

Notes receivable from Seastar Medical Holding Corporation (formerly LMAO)	$2,254,668	$3,807,749	$352,771
End of period	$2,254,668	$3,807,749	$352,771

	September 30, 2023		September 30, 2022

Beginning of year	$3,807,749		$-
Investment (repayment) in Seastar Medical Holding Corporation notes receivable (formerly LMAO)	(1,661,727)		350,000
Accrued interest income	130,990		2,771
Allowance for losses on Seastar Medical Holding Corporation notes receivable	(22,344)		-
End of period	$2,254,668		$352,771

Investment in Note Receivables are reported at fair value subject to allowances for losses under ASU 2016-13 Credit Losses (CECL). The Company recognized a $22 thousand allowance for losses for the three and nine months ended September 30, 2023.

Long-term Investments

Long-term investments held to maturity in debt securities consist of the following:

Symbiont.IO

The Company entered into a secured promissory note and loan agreement with Symbiont.IO, Inc. (“Symbiont”) on December 1, 2021 under which the Company loaned Symbiont an aggregate principal amount of $2 million. The outstanding principal amount under the note bears interest at a rate of 16% per annum. The outstanding principal, plus any accrued and unpaid interest, became due and payable on December 1, 2022 but was not paid. The Symbiont note was secured by a first priority perfected security interest in the assets of Symbiont.

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

	September 30, 2023	December 31, 2022	September 30, 2022

Symbiont.IO Note Receivable	$-	$1,350,000	$2,266,521
End of period	$-	$1,350,000	$2,266,521

	September 30, 2023		September 30, 2022

Beginning of year	$1,350,000		$2,027,178
Accrued interest income on debt securities	-		239,343
Reclassification to intangible assets (Note 11)	(2,402,542)		-
Reversal of allowance for losses on debt security	1,052,542		-
End of period	$-		$2,266,521

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

During the three and nine months ended September 30, 2023 and 2022, our re-measurement resulted in an unrealized loss of $0.1 million and $0.4 million, respectively for 2023 and an unrealized loss of $0.2 million and $1.7 million, respectively for 2022 and is included within "Unrealized gain (loss) on investment and equity securities" within our Consolidated Statements of Operations.

Long-term investments for the SMHC (formerly LMAO) warrants consist of the following:

	September 30, 2023	December 31, 2022	September 30, 2022

Seastar Medical Holding Corporation (formerly LMAO) warrants	$72,815	$464,778	$322,246
End of period	$72,815	$464,778	$322,246

	September 30, 2023		September 30, 2022

Beginning of year	$464,778		$1,973,413
Unrealized loss on equity securities	(391,963)		(1,651,167)
End of period	$72,815		$322,246

LMF Acquisition Opportunities Inc. and SeaStar Medical - Common Stock

Pursuant to the Merger Agreement, the 2,587,500 shares of Class B common stock of LMAO held by Sponsor automatically converted into 2,587,500 shares of LMAO’s Class A common stock on a one-for-one basis and the Class A Common Stock and Class B Common Stock of LMAO was reclassified as Common Stock of SMHC at the time of the LMAO business combination and are subject to certain transfer restrictions. As of September 30, 2023, Sponsor holds 2,587,500 shares, or approximately 20% of the total common shares of SMHC, along with 5,738,000 private placement warrants. Taking into consideration the approximately 30% minority interest in Sponsor, the percentage of ownership in the total common shares of SMHC that is attributable to the Company is approximately 14%.

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

As a result of the remeasurement of our retained interest in SMHC (formerly LMAO), we recognized an unrealized loss on securities of $0.6 million and $9.9 million for the three and nine months ended September 30, 2023, respectively, and an unrealized loss on securities of nil and an unrealized gain of $12.7 million for three and nine months ended September 30, 2022, respectively, within our Consolidated Statements of Operations.

Long-term investments for the SMHC (formerly LMAO) common stock consist of the following:

	September 30, 2023	December 31, 2022	September 30, 2022

Seastar Medical Holding Corporation common stock	$683,100	$10,608,750	$-
Investment in unconsolidated affiliate	-	-	17,362,125
End of period	$683,100	$10,608,750	$17,362,125

	September 30, 2023		September 30, 2022

Beginning of year	$10,608,750		$4,676,130
Unrealized gain (loss) on equity investment	(9,925,650)		12,685,995
End of period	$683,100		$17,362,125

Note 6. Debt and Other Financing Arrangements

	September 30, 2023	December 31, 2022
Financing agreement with Imperial PFS that is unsecured. Down payment of $78,000 was required upfront and equal installment payments of $45,672 to be made over a 10 month period. The note matured on August 1, 2023. Annualized interest is 7.35%.	$-	$365,379

Financing agreement with Imperial PFS that is unsecured. Down payment of $15,000 was required upfront and equal installment payments of $13,799 to be made over an 8 month period. The note matures on August 1, 2023. Annualized interest is 7.35%.	-	110,396

Financing agreement with Imperial PFS that is unsecured. Down payment of $119,646 was required upfront and equal installment payments of $15,145 to be made over a 3 month period. The note matures on November 19, 2023. Annualized interest is 12.3%.	32,918	-

Financing agreement with Imperial PFS that is unsecured. Down payment of $3,435 was required upfront and equal installment payments of $3,657 to be made over an 11 month period. The note matures on July 1, 2024. Annualized interest is 12.05%.	30,290	-

	$63,208	$475,775

Minimum required principal payments on the Company's debt as of September 30, 2023 are as follows:

Maturity	Amount
2023 (excluding the nine months ended September 30, 2023)	$49,093
2024	$14,115
$63,208

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

Amounts paid to BLG or BLGAL for the three and nine months ended September 30, 2023 were approximately $159 thousand and $477 thousand, respectively, and three and nine months ended 2022 were approximately $159 thousand and $506 thousand, respectively.

Under the Services Agreement in effect during the three and nine months ended September 30, 2023 and 2022, the Company pays all costs (lien filing fees, process and serve costs) incurred in connection with the collection of amounts due from property owners. Any recovery of these collection costs is accounted for as a reduction in expense incurred. The Company incurred expenses related to collection costs for the three and nine months ended September 30, 2023 in the amounts of approximately $17 thousand and $47 thousand, respectively and for the three and nine months ended September 30, 2022 in the amounts of $14 thousand and $48 thousand, respectively. Recoveries during the three and nine months ended September 30, 2023 were $8 thousand and $29 thousand, respectively and for 2022 were approximately $9 thousand and $55 thousand for 2022, respectively.

The Company also shares office space, personnel and related common expenses with BLGAL. All shared expenses, including rent, are charged to BLGAL based on an estimate of actual usage. Any expenses of BLGAL or BLG paid by the Company that have not been reimbursed or settled against other amounts are reflected as due from related parties in the accompanying consolidated balance sheet. BLGAL and BLG, as applicable, were charged a total of approximately $15 thousand and $45 thousand for the office sub-lease during the three and nine months ended September 30, 2023 and $15 thousand and $45 thousand for 2022, respectively.

Amounts payable to BLGAL and BLG, in aggregate as of September 30, 2023 and December 31, 2022 were approximately $44 thousand and $63 thousand, respectively.

Note 8. Commitments and Contingencies

Leases

The Company leases certain office space and office equipment under non-cancelable operating leases. Leases with an initial term of one year or less are not recorded on the balance sheet, and the Company generally recognizes lease expense for these leases on a straight-line basis over the lease term. As of September 30, 2023, the Company’s long term operating leases have a remaining lease term of between 23 and 32 months and include options to renew the leases. The exercise of lease renewal options is generally at the Company’s sole discretion. The Company’s leases do not contain any material residual value guarantees or material restrictive covenants. The Company does not have any material financing leases.

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

Lease expense recognized for the three and nine months ended September 30, 2023 and 2022 was approximately $29 thousand and $87 thousand for 2023 and $28 thousand and $80 thousand for 2022, respectively. Sub-lease income for the three and nine months ended September 30, 2023 and 2022 was approximately $15 thousand and $44 thousand for 2023 while it was $15 thousand and $44 thousand for 2022, respectively.

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

The following table presents supplemental balance sheet information related to operating leases as of September 30, 2023 and December 31, 2022:

	Balance Sheet Line Item	September 30, 2023	December 31, 2022
Assets
ROU assets	Right of use asset, net	$214,574	$265,658
Total lease assets		$214,574	$265,658

Liabilities
Current lease liabilities	Lease liability	$106,689	$90,823
Long-term lease liabilities	Lease liability	114,855	179,397
Total lease liabilities		$221,544	$270,220

Weighted-average remaining lease term (in years)		2.0	2.7
Weighted-average discount rate		7.49%	7.50%

The following table presents supplemental cash flow information and non-cash activity related to operating leases for the nine months ended September 30, 2023 and 2022:

	For the Nine Months Ended September 30,
	2023	2022
Operating cash flow information
Cash paid for amounts included in the measurement of lease liabilities	$(70,563)	$(75,574)
Non-cashflow information
ROU assets and operating lease obligation recognized	$21,887	$300,787

The following table presents maturities of operating lease liabilities on an undiscounted basis as of September 30, 2023:

Lease Maturity Table
Operating Leases
2023 (excluding the nine months ended September 30, 2023)	29,374
2024	121,385
2025	85,324
2026	3,163
(less: imputed interest)	(17,701)
$221,544

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

In October 2021, we entered into a sale and purchase agreement (the “Uptime Purchase Agreement”) with Uptime Armory LLC (“Uptime”) pursuant to which US Digital agreed to purchase, and Uptime agreed to supply to US Digital, an aggregate of 18 modified 40-foot cargo containers (“POD5ive containers”) that will be designed to hold and operate 280 S19 Pro Antminers manufactured by Bitmain. The purchase price of the POD5ive containers totals $3.15 million, of which $2.4 million or 75% was paid in 2021 as a non-refundable down payment and the remaining 25% was paid after Uptime delivered a “notice of completion” of the equipment in 2022. However, no containers were delivered as of December 31, 2022.

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

The following is a summary of the stock option plan activity during the nine months ended September 30, 2023 and 2022:

	2023		2022
	Number of	Weighted Average	Number of	Weighted Average
	Options	Exercise Price	Options	Exercise Price

Options outstanding at beginning of the year	1,121,262	$3.26	3,956,827	$6.22

Granted	2,486,500	0.75	-	-
Cancelled	-	-	-	-
Forfeited	10,184	12.03	-	-

Options outstanding at September 30,	3,597,578	$1.50	3,956,827	$6.22

Options exercisable at September 30,	1,869,194	$1.94	37,794	$34.60

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

The Options grant each recipient the right to purchase shares of Company common stock at a price of $0.7513 per share, the fair market value of the Company’s common stock on the Grant Date. The Options vest as to 50% of the total amount of the award on the one-year anniversary of the Grant Date and 50% of the total amount of the award on the two-year anniversary of the Grant Date (subject to accelerated vesting upon a change of control of the Company), provided that the executive is in continuous employment or service to the Company through the applicable vesting date. The Options are subject to accelerated vesting as follows: (a) the portion of the Options that are scheduled to vest during the first year after the Grant Date vest instead as of June 30, 2023, if the Company’s Bitcoin mining operations achieve 500 petahash of computing power as of June 30, 2023, and (b) the portion of the Options that are scheduled to vest during the second year after the Grant Date will vest as of June 30, 2024, if the Company’s Bitcoin mining operations achieve 1,000 petahash of computing power as of June 30, 2024. As of June 30, 2023, the Company's Bitcoin mining operations achieved 500 petahash of computing power therefore the 1,243,250 options scheduled to vest during the first year vested as of June 30, 2023. The stock based compensation expense attributable to the portion of options that were scheduled to vest during the first year was recognized during the three and nine months ended September 30, 2023 as a result of the accelerated vesting of such options.

Stock compensation expense recognized for the three and nine months ended September 30, 2023 related to stock options was approximately $0.3 million and $1.6 million, respectively, and approximately $3.6 million and $10.9 million, respectively, for the three and nine months ended September 30, 2022. There was approximately $0.8 million of unrecognized compensation cost associated with unvested stock options as of September 30, 2023.

The aggregate intrinsic value of the outstanding common stock options as of September 30, 2023 and December 31, 2022 was approximately $0 and $0, respectively. The remaining weighted average life of the options as of September 30, 2023 was 9.3 years.

Stock Issuance

In the year ended December 31, 2021, the Company issued 73,940 shares to management as part of their employment contracts of which $229,500 was expensed. The shares were physically issued in February 2022.

The Company issued 200,000 shares on November 4, 2021 pursuant to an agreement that is for one year with two vendors who provide consulting in the blockchain and crypto currency field. The total fair value of the stock at the time of issuance was approximately $1.3 million thousand of which we expensed approximately nil for the three and nine months ended September 30, 2023 and $329 thousand and $659 thousand for 2022, respectively.

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

The total fair value of the stock at the time of issuance was approximately $1.2 million which was based on the closing market price on the Grant Date of $.7513. The Company expensed approximately $352 thousand and $917 thousand for the three and nine months ended September 30, 2023. There was approximately $255 thousand of unrecognized compensation cost associated with unvested restricted stock as of September 30, 2023.

The following is a summary of the restricted share activity during the nine months ended September 30, 2023 and 2022:

	2023		2022
	Number of	Weighted Average	Number of	Weighted Average
	Restricted Shares	Award Price	Restricted Shares	Award Price

Restricted Shares outstanding at beginning of the year	-	$-	-	$-

Granted	1,560,000	0.75	-	-
Vested	(650,000)	0.75	-	-
Restricted Shares outstanding at September 30,	910,000	$0.75	-	$-

Warrants

The following is a summary of the warrant activity during the nine months ended September 30, 2023 and 2022:

	2023		2022
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Warrants outstanding at beginning of the year	7,677,441	$5.00	7,702,441	$5.00

Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	(25,000)	4.50

Warrants outstanding and exercisable at September 30,	7,677,441	$5.00	7,677,441	$5.00

The aggregate intrinsic value of the outstanding common stock warrants as of September 30, 2023 and December 31, 2022 was approximately $0 and $0 respectively. The remaining weighted average life of the warrants as of September 30, 2023 was 3 years.

At the Market Program

On June 26, 2023, the Company entered into an Equity Distribution Agreement (the “Distribution Agreement”) with Maxim Group LLC (the “Agent”), pursuant to which the Company may, from time to time, at the Company's discretion, offer and sell shares of the Company’s common stock, having an aggregate offering price of up to $4,700,000 (the “Shares”), through the Agent, acting as sales agent. The Shares to be sold under the Distribution Agreement, if any, will be issued and sold pursuant to the Company’s shelf registration statement which was filed with the Securities and Exchange Commission (“SEC”) on July 30, 2021 (the “Registration Statement”) and was declared effective on August 16, 2021. A prospectus supplement related to the Company’s at the market offering ("ATM") program with the Agent under the Distribution Agreement was filed with the SEC on June 26, 2023. The ATM program is expected to remain in effect until June 26, 2024. As of September 30, 2023, an aggregate gross sales limit of $4,700,000 remains available for issuance under the ATM program. Approximately $107 thousand of legal and professional fees incurred related to the establishment of the ATM program as of September 30, 2023 were deferred and recorded within "Prepaid expenses and other assets" on the Consolidated Balance Sheets and will be amortized ratably as stock is issued under the program.

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

	Three Months Ended September 30, 2023
	Specialty Finance	Mining Operations	All Other	Total
Revenue, net	$136,035	$3,283,473	$-	$3,419,508
Depreciation and amortization	1,473	1,457,272	58,128	1,516,873
Operating loss	(270,842)	(1,291,909)	(1,607,668)	(3,170,419)
Realized gain on securities	-	-	1,788	1,788
Unrealized loss on investment and equity securities	-	-	(778,078)	(778,078)
Impairment loss on Symbiont assets	-	-	(750,678)	(750,678)
Unrealized gain on marketable securities	-	-	2,058	2,058
Credit loss on Seastar Medical Holding Corporation notes recievable	-	-	(22,344)	(22,344)
Other income - coupon sales	-	10,160	-	10,160
Interest income	-	-	39,657	39,657
Loss before income taxes	(270,842)	(1,281,749)	(3,115,265)	(4,667,856)
Fixed Asset Additions	1,711	165,054	1,929	168,694

	Nine Months Ended September 30, 2023
	Specialty Finance	Mining Operations	All Other	Total
Revenue, net	$586,030	$8,342,646	$-	$8,928,676
Depreciation and amortization	3,998	3,423,383	60,485	3,487,866
Operating loss	(679,056)	(2,214,895)	(5,402,228)	(8,296,179)
Realized gain on securities	-	-	1,788	1,788
Unrealized loss on investment and equity securities	-	-	(10,317,613)	(10,317,613)
Realized gain on sale of purchased digital assets	-	-	1,917	1,917
Unrealized gain on marketable securities	-	-	6,436	6,436
Impairment loss on prepaid hosting deposits	-	(36,691)	-	(36,691)
Impairment loss on Symbiont assets	-	-	(750,678)	(750,678)
Symbiont credit reserve reversal	-	-	1,052,543	1,052,543
Credit loss on Seastar Medical Holding Corporation notes recievable	-	-	(22,344)	(22,344)
Other income - coupon sales	-	639,472	-	639,472
Other income - finance revenue	-	-	37,660	37,660
Interest income	-	-	210,881	210,881
Loss before income taxes	(679,033)	(1,575,422)	(15,218,353)	(17,472,808)
Fixed Asset Additions	2,939	1,901,099	9,265	1,913,303

	Three Months Ended September 30, 2022
	Specialty Finance	Mining Operations	All Other	Total
Revenue, net	$145,623	$42,157	$-	$187,780
Depreciation and amortization	1,191	36,697	729	38,617
Operating loss	(290,899)	(122,875)	(4,850,491)	(5,264,265)
Unrealized loss on investment and equity securities	-	-	(194,174)	(194,174)
Unrealized loss on marketable securities	-	-	(13,000)	(13,000)
Impairment loss on purchased digital assets	-	-	(25,764)	(25,764)
Interest income	-	-	85,602	85,602
Dividend income	-	-	1,125	1,125
Income (loss) before income taxes	(290,899)	(122,875)	(4,996,702)	(5,410,476)
Fixed Asset Additions	1,612	3,354,895	-	3,356,507

	Nine Months Ended September 30, 2022
	Specialty Finance	Mining Operations	All Other	Total
Revenue, net	$571,160	$42,157	$-	$613,317
Depreciation and amortization	4,746	36,697	2,275	43,718
Operating loss	(926,114)	(161,418)	(14,580,853)	(15,668,385)
Realized loss on securities	-	-	(349,920)	(349,920)
Unrealized gain on investment and equity securities	-	-	11,034,828	11,034,828
Realized gain on convertible debt security	-	-	287,778	287,778
Unrealized loss on marketable securities	-	-	(36,900)	(36,900)
Impairment loss on purchased digital assets	-	-	(403,471)	(403,471)
Digital assets other income	-	-	5,658	5,658
Interest income	-	-	264,947	264,947
Dividend income	-	-	3,875	3,875
Income (loss) before income taxes	(926,114)	(162,288)	(3,773,188)	(4,861,590)
Fixed Asset Additions	1,612	21,994,846	6,916	22,003,374

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

Pursuant to the Asset Purchase Agreement, the Company purchased substantially all of the assets of Symbiont for a purchase price of $2.6 million, which was paid by means of a credit bid of the full amount of the note payable owed by Symbiont to the Company. The $2.6 million comprises of $2.0 million of principal, $425 thousand of accrued interest, and $164 thousand of legal fees. The Company did not assume any liabilities of Symbiont in the transaction. The Company incurred an additional $238 thousand of expenses acquiring these assets which was accounted for as an asset acquisition.

The Company capitalized $2.8 million for the Symbiont assets which consist principally of intellectual property, customer contracts, customer base and software code relating to Symbiont’s financial services blockchain enterprise platform. During the three months ended September 30, 2023 management received offers related to the sale of the Symbiont assets which was considered a triggering event for potential impairment as of September 30, 2023. As part of its impairment testing management considered the possible cashflows and probabilities associated with the continuing use of the Symbiont assets and the potential sale of such assets to a third party. Based on the assessment performed, management concluded an impairment of approximately $0.8M on the Symbiont assets was necessary as of September 30, 2023. The net balance of the Symbiont intangible assets as of September 30, 2023 was as follows:

	Useful Life (Years)	September 30, 2023	December 31, 2022
Trade Names	17	$263,276		$-
Patent Portfolio	20	2,541,626		-
Gross intangible assets		2,804,902		-
Less: impairment		(750,678)
Less: accumulated amortization		(54,224)		-
Total intangible assets, net		$2,000,000	$	$-

The Company recognized $54 thousand of amortization expense during the three and nine months ended September 30, 2023.

Note 12. Subsequent Events

The Company received approximately $800 thousand in loan principal and accrued interest payments from Seastar Medical Holding Corporation during October 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements and Notes for the three and nine months ended September 30, 2023, and with the Annual Report on Form 10-K for the year ended December 31, 2022.

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

We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties, and assumptions about us that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Important factors which could materially affect our results and our future performance include, without limitation:

•
our ability to retain the listing of our securities on the Nasdaq Capital Market,
•
the early stage of our planned cryptocurrency mining business and our lack of operating history in such business,
•
volatility surrounding the value and regulatory landscape of Bitcoin and other cryptocurrencies,
•
the uncertainty surrounding the cryptocurrency mining business,
•
the availability of cost-efficient energy supplies available to mine cryptocurrency,
•
bankruptcy or financial problems of our hosting vendors in our mining business,
•
reliance to date on a single model of Bitcoin miner,
•
the ability to scale our mining business,
•
our ability to obtain funds to purchase receivables,
•
our ability to purchase defaulted consumer receivables at appropriate prices,
•
competition to acquire such receivables,
•
our dependence upon third party law firms to service our accounts,
•
our ability to manage growth or declines in the business,
•
changes in government regulations that affect our ability to collect sufficient amounts on our defaulted consumer receivables,
•
the impact of class action suits and other litigation on our business or operations,
•
our ability to keep our software systems updated to operate our business,
•
our ability to employ and retain qualified employees,
•
our ability to establish and maintain internal accounting controls,
•
changes in the credit or capital markets,
•
changes in interest rates,
•
deterioration in economic conditions,
•
the persistence of the novel coronavirus (COVID-19), its impact on the economy generally and, more specifically, the specialty finance industries,
•
negative press regarding the debt collection industry which may have a negative impact on a debtor’s willingness to pay the debt we acquire, and

•
other factors set forth under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and Item 1A of this Quarterly Report on Form 10-Q.

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

The Company organized two new subsidiaries in 2020: LMFA Financing LLC, a Florida limited liability company, on November 21, 2020, and LMFAO Sponsor LLC, a Florida limited liability company, on October 29, 2020. LMFAO Sponsor LLC organized a subsidiary, LMF Acquisition Opportunities Inc., on October 29, 2020. LM Funding America Inc. organized a subsidiary, US Digital (and 100% subsidiaries), on September 10, 2021. US Digital has formed 100% owned subsidiaries to engage in business in various states in connection with its Bitcoin mining business. The Company also from time to time organizes other subsidiaries to serve a specific purpose or hold a specific asset. LMF Acquisition Opportunities Inc. was merged with Seastar Medical Holding Corporation on October 28, 2022.

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

Results of Operations

Summarized Consolidated Statements of Operations
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Revenue	$3,419,508	$187,780	$8,928,676	$613,317
Operating costs and expenses	6,589,927	5,452,045	17,224,855	16,281,702
Operating loss	(3,170,419)	(5,264,265)	(8,296,179)	(15,668,385)
Other income (loss)	(1,497,437)	(146,211)	(9,176,629)	10,806,795
Loss before income taxes	(4,667,856)	(5,410,476)	(17,472,808)	(4,861,590)
Income tax expense	-	(1,311,678)	-	(1,311,678)
Net loss	(4,667,856)	(6,722,154)	(17,472,808)	(6,173,268)
Less: loss (income) attributable to non-controlling interest	250,880	59,298	3,120,321	(3,373,299)
Net loss attributable to LM Funding America Inc.	$(4,416,976)	$(6,662,856)	$(14,352,487)	$(9,546,567)

The Three Months Ended September 30, 2023 compared with the Three Months Ended September 30, 2022

Revenues

During the three months ended September 30, 2023, total revenues increased by $3.2 million, to $3.4 million from $188 thousand for the three months ended September 30, 2022.

Digital mining revenue increased in the three months ended September 30, 2023 by $3.2 million to $3.3 million from $42 thousand for the three months ended September 30, 2022 due to the mining of 117.1 Bitcoin during the three months ended September 30, 2023 compared to 2.2 Bitcoin for the three months ended September 30, 2022 since Bitcoin mining operations did not begin until late September 2022.

Operating Expenses

During the three months ended September 30, 2023, operating expenses increased approximately $1.1 million to $6.6 million from $5.5 million for the three months ended September 30, 2022. The increase in operating expenses is attributed to various factors including: (i) an increase of $2.7 million for digital mining costs of revenues arising from an increased number of Bitcoin mining machines earning Bitcoins; (ii) a $1.5 million increase in depreciation and amortization arising from an increased number of Bitcoin mining machines placed in service; (iii) a $121 thousand increase in other expenses including selling, general and administrative costs arising from increased general business insurance and investor relations services; (iv) a $383 thousand increase in the impairment of mined Bitcoin and (v) a $70 thousand increase in compensation costs arising in part from merit and inflationary pay increases. These increases were partially offset by a $3.0 million decrease in stock compensation and option expense and a $296 thousand decrease in professional fees. The Company also recognized a realized gain on the sale of mined digital assets of $261 thousand for the three months ended September 30, 2023 compared to nil for the three months ended September 30, 2022.

Other Income (Expense)

The Company recognized an unrealized loss on securities of $778 thousand for the three months ended September 30, 2023 as compared to an unrealized loss of $194 thousand for the three months ended September 30, 2022 from the revaluation of Seastar's (formerly LMAO’s) common stock and private placement warrants.

The Company recognized $10 thousand on the sale of Bitmain coupons received from the purchase of Bitcoin mining equipment for the three months ended September 30, 2023 compared to nil for the three months ended September 30, 2022.

The Company recognized an impairment of nil and $26 thousand for the three months ended September 30, 2023 and 2022, respectively, from the impairment of purchased digital assets. See Footnote 2.

The Company recognized an impairment of $750 thousand and nil for the three months ended September 30, 2023 and 2022, respectively, from the impairment of Symbiont assets. See Footnote 11.

The Company recognized a $22 thousand valuation allowance and nil for the three months ended September 30, 2023 and 2022, respectively, from the credit loss allowance for the SeaStar note receivable.

Income Tax Expense

During the three months ended September 30, 2023, the Company generated a $4.7 million net loss before income taxes and the Company increased its income tax valuation allowance by $1.4 million, which offset the Company’s incurred net income tax expense of $1.4 million which resulted in no income tax expense being recognized during this period. This net activity resulted in no recognized income tax expense for the three months ended September 30, 2023. During the three months ended September 30, 2022, the Company generated a $5.4 million net loss before income taxes. However, due to a change in estimate from the twelve months ended December 31, 2021 that resulted in a limitation on the use of its net operating loss carryforwards, the Company's income tax due was $1.3 million. The Company recognized a net income tax expense of $1.3 million for the three months ended September 30, 2022.

Net Loss

During the three months ended September 30, 2023, the net loss was $4.7 million as compared to net loss of $6.7 million for the three months ended September 30, 2022.

Net Loss Attributable to Non-Controlling Interest

The Company owns 69.5% of Sponsor. As such, there is an approximate $251 thousand net loss for the three months ended September 30, 2023 attributable to the Non-Controlling Interest as compared to a $59 thousand net loss for the three months ended September 30, 2022.

Net Loss Attributable to LM Funding America, Inc.

During the three months ended September 30, 2023, the net loss was approximately $4.4 million as compared to net loss of $6.7 million for the three months ended September 30, 2022.

The Nine Months Ended September 30, 2023 compared with the Nine Months Ended September 30, 2022

Revenues

During the nine months ended September 30, 2023, total revenues increased by approximately $8.3 million, to $8.9 million from $613 thousand for the nine months ended September 30, 2022.

Digital mining revenue increased in the nine Months ended September 30, 2023 by $8.3 million to $8.4 million from $42 thousand for the nine months ended September 30, 2022 due to the mining of 315.4 Bitcoin during the nine Months ended September 30, 2023 as compared to 2.2 Bitcoin for the nine months ended September 30, 2022.

Operating Expenses

During the nine months ended September 30, 2023, operating expenses increased approximately $943 thousand to $17.2 million from $16.3 million for the nine months ended September 30, 2022. The increase in operating expenses is attributed to various factors including: (i) an increase of $6.7 million for digital mining costs of revenues arising from an increased number of Bitcoin mining machines earning Bitcoins; (ii), a $3.4 million increase in depreciation and amortization arising from an increased number of Bitcoin mining machines placed in service; (iii), a $752 thousand increase in other operating costs and selling, general and administrative expenses arising from increased general business insurance and investor relations services; (iv), a $821 thousand increase in the impairment of mined Bitcoin and (v) a $266 thousand increase in compensation costs arising in part from merit and inflationary pay increases. These increases were offset by a $8.4 million decrease in stock compensation and option expense and a $1.3 million decrease in professional fees. The Company also recognized a realized gain on the sale of mined digital assets of $1.3 million for the nine months ended September 30, 2023 compared to nil for the nine months ended September 30, 2022.

Other Income (Expense)

The Company recognized no realized gain or loss on marketable securities for the nine months ended September 30, 2023 as compared to a $350 thousand loss for the nine months ended September 30, 2022.

The Company recognized a realized gain of nil and $288 thousand for the nine months ended September 30, 2023 and 2022, respectively, from the conversion of the Borqs convertible debt securities.

The Company recognized an unrealized loss on securities of $10.3 million for the nine months ended September 30, 2023 as compared to an unrealized gain of $11.0 million for the nine months ended September 30, 2022 from the revaluation of Seastar's (formerly LMAO’s) common stock and private placement warrants.

The Company recognized $639 thousand on the sale of Bitmain coupons received from the purchase of Bitcoin mining equipment for the nine months ended September 30, 2023 compared to nil for the nine months ended September 30, 2022.

The Company recognized an impairment of nil and $404 thousand for the nine months ended September 30, 2023 and 2022, respectively, from the impairment of purchased digital assets. See Footnote 2.

The Company recognized a $22 thousand valuation allowance and nil for the nine months ended September 30, 2023 and 2022, respectively, from the credit loss allowance for the SeaStar note receivable.

The Company recognized a reversal of a valuation allowance of $1.0 million and nil for the nine months ended September 30, 2023 and 2022, respectively, from the revaluation of the Symbiont note receivable and subsequent acquisition of the Symbiont assets. The Company also recognized an impairment of $750 thousand and nil for the nine months ended September 30, 2023 and 2022, respectively, from the impairment of Symbiont assets. See Footnote 11.

Income Tax Expense

During the nine months ended September 30, 2023, the Company generated a $17.5 million net loss before income taxes and the Company increased its income tax valuation allowance by $2.1 million, which offset the Company’s incurred net income tax expense of $2.1 million which resulted in no income tax expense being recognized during this period. This net activity resulted in no recognized income tax expense for the nine months ended September 30, 2023. During the nine months ended September 30, 2022, the Company generated a $4.9 million net loss before income taxes. However, due to a change in estimate from the twelve months ended December 31, 2021 that resulted in a limitation on the use of its net operating loss carryforwards, the Company'ss income tax due was $1.3 million. The Company recognized a net income tax expense of $1.3 million for the three months ended September 30, 2022.

Net Loss

During the nine months ended September 30, 2023, the net loss was $17.5 million as compared to a net loss of $6.2 million for the nine months ended September 30, 2022.

Net Loss Attributable to Non-Controlling Interest

The Company owns 69.5% of Sponsor. As such, there is $3.1 million net loss for the nine months ended September 30, 2023 attributable to the Non-Controlling Interest as compared to $3.4 million net income for the nine months ended September 30, 2022.

Net Loss Attributable to LM Funding America, Inc.

During the nine months ended September 30, 2023, the net loss was $14.4 million as compared to a net loss of $9.5 million for the nine months ended September 30, 2022.

Liquidity and Capital Resources

General

We have recurring losses from operations. Our primary sources of liquidity are our cash and cash equivalents, Bitcoin generated from our digital mining operations, and cash from our note receivables. At September 30, 2023, we had cash, cash equivalents and BTC of $2.7 million compared to cash, cash equivalents and BTC of $5.1 million at December 31, 2022. As of September 30, 2023, we had working capital of $4.5 million reflecting a decrease of $3.8 million since December 31, 2022. Cash management continues to be a top priority. We expect to incur negative operating cash flows as we work to increase our digital mining revenue and maintain operational efficiencies.

Our working capital needs may increase in the future as we continue to expand and enhance our operations. Our ability to raise additional funds for working capital through equity or debt financings or other sources may depend on the financial success of our then current business and successful implementation of our key strategic initiatives, financial, economic and market conditions and other factors, some of which are beyond our control. No assurance can be given that we will be successful in raising the required capital at a reasonable cost and at the required times, or at all. Further equity financings may have a dilutive effect on shareholders and any debt financing, if available, may require restrictions to be placed on our future financing and operating activities. If we require additional capital and are unsuccessful in raising that capital, we may not be able to continue our business operations in the cryptocurrency mining industry which could adversely impact our business, financial condition and results of operations.

As of September 30, 2023 and December 31, 2022, our liquidity was comprised of:

	September 30, 2023	December 31, 2022
Cash and cash equivalents	$469,007	$4,238,006
Bitcoin	2,256,500	888,026
Marketable securities	198,094	4,290
End of Period	$2,923,601	$5,130,322

The Company's Bitcoin balance as of September 30, 2023, and December 31, 2022, and September 31, 2022 was as follows:

	September 30, 2023	December 31, 2022	September 30, 2022

Bitcoin Balance	90.1	54.9	33.2

The Company's Bitcoin activity during the nine months ended September 30, 2023 and 2022 was as follows:

	September 30, 2023	September 30, 2022
Beginning of Year	54.9	-
Production of Bitcoin	315.4	2.2
Purchase of Bitcoin	2.0	31.0
Sale of Bitcoin	(282.0)	-
Fees	(0.2)	-
End of Period	90.1	33.2

The Company's cash flow summary for the nine months ended September 30, 2023 and 2022 are as follows:

	Nine Months Ended September 30,
	2023	2022
Cash Flows used in Operating Activities	$(2,609,712)	$(1,680,547)
Cash Flows used in Investing Activities	(640,170)	(20,588,739)
Cash Flows (used in) provided by Financing Activities	(519,117)	(114,688)
Net Decrease in Cash	(3,768,999)	(22,383,974)
Cash - Beginning of Year	4,238,006	32,559,185
Cash - End of Period	$469,007	$10,175,211

The Company received approximately $818 thousand from the SeaStar loan receivable in October 2023.

Contractual Obligations

The Company has digital mining hosting contracts that expire between May 2024 and December 2024. These contracts currently require total monthly payments of approximately $700 thousand to $800 thousand monthly.

Cash from Operations

Net cash used by operations was $2.6 million during the nine months ended September 30, 2023 compared with net cash used in operations of $1.7 million during the nine months ended September 30, 2022. This change in cash used in operating activities was primarily driven by the difference between Bitcoin mining revenue received in noncash consideration (i.e. Bitcoin) as compared to the amount of mined Bitcoin liquidated to support operations during the nine months ended September 30, 2023 plus in part to an increase in the net loss arising from increased professional fees.

Cash from Investing Activities

For the nine months ended September 30, 2023 net cash used in investing activities was $0.6 million as compared to net cash used in investing activities of $20.6 million for the nine months ended September 30, 2022. For the nine months ended September 30, 2023, the Company received net payments of approximately $1.7 million from SeaStar Medical (formerly LMAO) related to the payment of outstanding notes receivable while investing $1.9 million for capital expenditures including Bitcoin mining equipment. For the nine months ended September 30, 2022 the Company invested $16.5 million in capital expenditures including Bitcoin mining equipment and $1 million in digital assets and loaned $3.1 million to SeaStar Medical (formerly LMAO).

Cash from Financing Activities

Net cash used in financing activities was $0.5 million for the nine months ended September 30, 2023 compared to $0.1 million used in financing activities for the nine months ended September 30, 2022. During the nine months ended September 30, 2023 and 2022, the Company repaid debt of $0.5 million and $0.2 million, respectively.

Stockholders’ Equity

The Company had no cash infusion from equity financing transactions during the nine months ended September 30, 2023 or 2022.

Debt

Debt of the Company consisted of the following at September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Financing agreement with Imperial PFS that is unsecured. Down payment of $78,000 was required upfront and equal installment payments of $45,672 to be made over a 10 month period. The note matured on August 1, 2023. Annualized interest is 7.35%.	$-	$365,379

Financing agreement with Imperial PFS that is unsecured. Down payment of $15,000 was required upfront and equal installment payments of $13,799 to be made over an 8 month period. The note matures on August 1, 2023. Annualized interest is 7.35%.	-	110,396

Financing agreement with Imperial PFS that is unsecured. Down payment of $119,646 was required upfront and equal installment payments of $15,145 to be made over a 3 month period. The note matures on November 19, 2023. Annualized interest is 12.3%.	32,918	-

Financing agreement with Imperial PFS that is unsecured. Down payment of $3,435 was required upfront and equal installment payments of $3,657 to be made over an 11 month period. The note matures on July 1, 2024. Annualized interest is 12.05%.	30,290	-

	$63,208	$475,775

The following table presents maturities of debt on an undiscounted basis as of September 30, 2023:

Maturity	Amount
2023 (excluding the nine months ended September 30, 2023)	$49,093
2024	$14,115
$63,208

Non-GAAP Financial Measures

Our reported results are presented in accordance with U.S. generally accepted accounting principles (“GAAP”). We also disclose Earnings before Interest, Tax, Depreciation and Amortization ("EBITDA") and Core Earnings before Interest, Tax, Depreciation and Amortization ("Core EBITDA") which adjusts for unrealized loss on investment and equity securities, unrealized gain on convertible debt securities, impairment loss on mined digital assets, impairment of intangible long-lived assets gain on adjustment of note receivable allowance, and stock compensation expense and option expense, all of which are non-GAAP financial measures. We believe these non-GAAP financial measures are useful to investors because they are widely accepted industry measures used by analysts and investors to compare the operating performance of Bitcoin miners.

The following tables reconcile net loss, which we believe is the most comparable GAAP measure, to EBITDA and Core EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Net income (loss)	$(4,667,856)	$(6,722,154)	$(17,472,808)	$(6,173,268)
Income tax expense	-	1,311,678	-	1,311,678
Interest expense	-	-	-	-
Depreciation and amortization	1,516,873	38,617	3,487,866	43,718
Income (loss) before interest, taxes & depreciation	$(3,150,983)	$(5,371,859)	$(13,984,942)	$(4,817,872)
Unrealized loss (gain) on investment and equity securities	778,078	194,174	10,317,613	(11,034,828)
Realized gain on convertible debt securities	-	-	-	(287,778)
Impairment loss on mined digital assets	383,497	870	822,650	870
Impairment loss on Symbiont assets	750,678	-	750,678	-
Gain on adjustment of note receivable allowance	-	-	(1,052,543)	-
Stock compensation and option expense	621,827	3,648,239	2,528,852	10,944,717
Core income (loss) before interest, taxes & depreciation	$(616,903)	$(1,528,576)	$(617,692)	$(5,194,891)

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2023. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of September 30, 2023 due to the following material weakness in internal control over financial reporting that existed as of December 31, 2022 and that continued to exist through September 30, 2023:

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

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, we supplement the risk factors in our Annual Report on Form 10-K that was filed with the SEC on September 30, 2023 with the following risk factors. Any of these factors disclosed in our Annual Report on Form 10-K or herein could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Risks Relating to Our Securities

Our common shares could be delisted from the Nasdaq Capital Market.

Nasdaq’s listing standards provide that a company may be delisted if the bid price of its stock drops below $1.00 for a period of 30 consecutive business days. On April 13, 2023, we received a Notification Letter from The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that it was not in compliance with the minimum bid price requirements set forth in NASDAQ Listing Rule 5550(a)(2) for continued listing on the Nasdaq Capital Market, due to the bid price of the Company’s common stock closing below the minimum $1 per share for the thirty (30) consecutive business days prior to the date of the Notification Letter. In accordance with listing rules, the Company was afforded 180 days, or until October 11, 2023, to regain compliance.

The Company was unable to regain compliance with the bid price requirement by October 11, 2023. However, on October 12, 2023, the Company received a notice from Nasdaq granting the Company an additional 180 calendar days, or until April 8, 2024, to regain compliance with the minimum $1.00 bid price per share requirement for continued listing on the Nasdaq Capital Market. Nasdaq determined that the Company is eligible for the second compliance period due to the Company meeting the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on the Nasdaq Capital Market, with the exception of the bid price requirement, and the Company’s written notice of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary.

To regain compliance during the additional time period, the closing bid price of the Company’s security must be at least $1.00 per share for a minimum of ten (10) consecutive business days. If the Company does not regain compliance within the allotted additional 180-day compliance period, the Company’s common stock would be subject to delisting unless it requested a hearing before an independent Nasdaq Hearings Panel. A request for a hearing would stay any suspension or delisting action pending the hearing and any additional extension period granted by the Panel.

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

3.2	Restated By-Laws of LM Funding America, Inc. (incorporated by reference to Exhibit 3.2 to the Form 10-Q filed on November 17, 2022)
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 (Amendment No. 2) filed on August 27, 2015 (Registration No. 333-205232))
4.2	Form of Common Warrant (incorporated by reference to Exhibit 4.1 to Form 8-K filed on November 5, 2018)
4.3	Form of Underwriter’s Warrant. (incorporated by reference to Exhibit 4.2 to Form 8-K filed on November 5, 2018)
4.4	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to Form 8-K filed on August 18, 2020)
4.5	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934, as amended (incorporated by reference to Exhibit 4.8 of the Form 10-K filed on April 14, 2020)
4.6	Form of Representative’s Warrant (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on October 20, 2021)
4.7	Form of Common Warrant (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on October 20, 2021)
31.1*	Rule 13a – 14(a) Certification of the Principal Executive Officer
31.2*	Rule 13a – 14(a) Certification of the Principal Financial Officer
32.1*	Written Statement of the Principal Executive Officer, Pursuant to 18 U.S.C. § 1350
32.2*	Written Statement of the Principal Financial Officer, Pursuant to 18 U.S.C. § 1350

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

LM FUNDING AMERICA, INC.

Date: November 14, 2023	By:	/s/ Bruce M. Rodgers
Bruce M. Rodgers
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: November 14, 2023	By:	/s/ Richard Russell
Richard Russell
Chief Financial Officer
(Principal Accounting Officer)