Form 10-K
period 2023-12-31
LM FUNDING AMERICA, INC.
filed 2024-04-01
CIK 1640384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of voting and nonvoting common equity held by non-affiliates of the Registrant, as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $9,165,600 based on the closing sales price as reported on the NASDAQ Capital Market as of such date.

The number of shares of the Registrant’s common stock outstanding as of March 22, 2024 was 2,492,964.

Documents Incorporated By Reference

Information required by Part III is incorporated by reference from registrant’s Proxy Statement for its 2024 annual meeting of stockholders or an amendment to this Annual Report on Form 10-K, which will be filed with the Securities and Exchange Commission within 120 days after the end of its fiscal year ended December 31, 2023.

PART I

Item 1. Business.

LM Funding America, Inc. (“we”, “our”, “LMFA”, or the “Company”) currently has two lines of business: our cryptocurrency mining business and our specialty finance business.

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

We obtain Bitcoin as a result of our mining operations, and we sell Bitcoin from time to time to support our operations and strategic growth. We plan to convert our Bitcoin to U.S. dollars. We do not currently plan to engage in regular trading of bitcoin (other than as necessary to convert our bitcoin into U.S. dollars) or to engage in hedging activities related to our holding of bitcoin; however, our decisions to hold or sell bitcoin at any given time may be impacted by the bitcoin market, which has been historically characterized by significant volatility. Currently, we do not use a formula or specific methodology to determine whether or when we will sell Bitcoin that we hold, or the number of Bitcoins we will sell. Rather, decisions to hold or sell Bitcoins are currently determined by management by monitoring the market in real time.

Factors Affecting Profitability

Market Price of Bitcoin

Our business is heavily dependent on the price of bitcoin. The prices of digital assets, including bitcoin, have historically experienced substantial volatility, and digital asset prices have in the past and may in the future be driven by speculation and incomplete information, subject to rapidly changing investor sentiment, and influenced by factors such as technology, macroeconomic conditions, regulatory void or changes, fraudulent actors, manipulation, and media reporting. Further, the value of bitcoin and other digital assets may be significantly impacted by factors beyond our control, including consumer trust in the market acceptance of bitcoin as a means of exchange by consumers and producers.

Bitcoin “Halving” Events

Bitcoin halving is a phenomenon that has historically occurred approximately every four years on the Bitcoin network. Halving is a key part of the Bitcoin protocol and serves to control the overall supply and reduce the risk of inflation in digital assets using a Proof-of-Work consensus algorithm. At a predetermined block, the mining reward is cut in half, hence the term “halving.” For example, the reward for adding a single block to the blockchain was initially set at 50 bitcoin currency rewards. The Bitcoin blockchain has undergone halving three times since its inception as follows: (1) on November 28, 2012 at block height 210,000; (2) on July 9, 2016 at block height 420,000; and (3) on May11, 2020 at block height 630,000, when the reward was reduced to its current level of 6.25 bitcoin per block. The next halving for the Bitcoin blockchain is anticipated to occur around April 2024 at block height 840,000. This process will recur until the total amount of bitcoin currency rewards issued reaches 21.0 million, and the theoretical supply of new bitcoin is exhausted, which is expected to occur around 2140. Many factors influence the price of Bitcoin, and potential increase or decrease in prices in advance of or following the future halving is unknown.

Halving is an important part of the Bitcoin ecosystem, and it is closely watched by miners, investors, and other participants in the digital asset market. Each halving event has historically been associated with significant price movements in the value of bitcoin.

Network Hash Rate and Difficulty

Generally, a bitcoin mining rig’s chance of solving a block on the Bitcoin blockchain and earning a bitcoin reward is a function of the mining rig’s hash rate, relative to the global network hash rate (i.e., the aggregate amount of computing power devoted to supporting the Bitcoin blockchain at a given time). As demand for bitcoin increases, the global network hash rate rapidly increases, and as more adoption of bitcoin occurs, we expect the demand for new bitcoin will likewise increase as more mining companies are drawn into the industry by this increase in demand. Further, as more and increasingly powerful mining rigs are deployed, the network difficulty for Bitcoin increases. Network difficulty is a measure of how difficult it is to solve a block on the Bitcoin blockchain, which is adjusted every 2,016 blocks, or approximately every two weeks, so that the average time between each block is approximately ten minutes. A high difficulty means that it will take more computing power to solve a block and earn a new bitcoin reward which, in turn, makes the Bitcoin network more secure by limiting the possibility of one miner or mining pool gaining control of the network. Therefore, as new and existing miners deploy additional hash rate, the global network hash rate will continue to increase, meaning a miner’s share of the global network hash rate (and therefore its chance of earning bitcoin rewards) will decline if it fails to deploy additional hash rate at pace with the industry.

Equipment Purchases

During 2021, we purchased an aggregate of 5,046 Bitcoin S19J Pro Antminer cryptocurrency mining machines for an aggregate purchase price of $24.4 million (the “Mining Machines”) from Bitmain after certain credits. We received all of the Mining Machines purchased during 2021 from August 2022 through November 2022.

During the year ended December 31, 2022, we purchased an additional 400 Bitcoin Miner S19J Pro machines from Bitmain for an aggregate purchase price of approximately $1.3 million which were delivered in December 2022.

Additionally, during the year ended December 31, 2022, we purchased 200 Bitcoin S19 XP Antminer cryptocurrency mining machines ("XP Machines") from Bitmain for an aggregate purchase price of approximately $1.3 million. which were delivered in January 2023. We used various Bitmain credits and coupons totaling approximately $1.0 million to pay for the machines and we paid the remaining $0.3 million non-refundable payment in cash.

We purchased an additional 65 S19 XP machines on December 20, 2022 and another 125 S19 XP machines on January 15, 2023 from Bitmain for an aggregate purchase price of approximately $1.1 million. We used various Bitmain credits and coupons totaling approximately $0.6 million to pay for the 65 S19 XP machines that were ordered in December 2022, and in January 2023 we paid the remaining $0.5 million non-refundable payment relating to the 125 S19 XP machines in cash. All 190 XP machines were delivered in April 2023. We also paid $0.3 million to acquire an additional 101 S19 XP machines from Bitmain which were delivered in May 2023.

Since the inception of our contracts with Bitmain, we have paid an aggregate of approximately $28.0 million to Bitmain and related vendors relating to the purchase of these machines through December 31, 2023.

As of March 8, 2024, we have approximately 5,900 active machines with hashing capacity of approximately 0.61 EH/s.

Hosting Contracts

The Company, through its wholly-owned subsidiary, US Digital, entered into a hosting agreement (the “Core Hosting Agreement”) with Core Scientific Inc. (“Core”) pursuant to which Core agreed to host approximately 4,870 of the Company's Bitcoin Miner S19J Pro or XP machines at a secure location and provide power, maintenance and other services specified in the contract with a term of one year, with automatic renewals unless we or Core notifies the other in writing not less than ninety (90) calendar days before such renewal of its desire for the order not to renew unless terminated sooner pursuant to the terms of the Core Hosting Agreement. These agreements mature in different tranches starting in May 2024 for approximately 4,380 machines and December 2024 for approximately 500 machines.

As required under the Core Hosting Agreement, the Company has paid approximately $2.2 million of deposits, of which $0.1 million has been applied to outstanding invoices as of December 31, 2023 as a deposit. As of March 8, 2024, Core has energized approximately 4,870 of our machines located at their sites with a hashing capacity of approximately 0.50 EH/s on a daily basis. In December 2022, Core filed for Chapter 11 bankruptcy in the U.S. Bankruptcy Court for the Southern District of Texas and exited bankruptcy in January 2024. Core's bankruptcy filing did not negatively impact our mining ability at their sites.

On January 26, 2023, the Company entered into a hosting agreement (the “Phoenix Hosting Agreement”) with Phoenix Industries Inc. (“Phoenix”) pursuant to which Phoenix agreed to host 228 of the Company's Bitcoin Miner S19J Pro machines at a secure location and provide power, maintenance and other services specified in the contract with a term of two years. This Phoenix Hosting Agreement would renew automatically for an additional two years if the Company were to provide written notice to Phoenix of our desire of renewal at least sixty (60) days in advance of the conclusion of the initial term of two years, unless terminated sooner pursuant to the terms of the Phoenix Hosting Agreement. As required under the Phoenix Hosting Agreement, the Company paid approximately $36 thousand as a deposit in January 2023. The Company and Phoenix mutually terminated this agreement effective April 18, 2023 and the Company's S19J Pro machines were returned to the Company in May 2023. The Company fully impaired the $36 thousand deposit during the year ended December 31, 2023.

On March 9, 2023, the Company entered into a hosting agreement (the “Longbow Hosting Agreement”) with Longbow Host Co LLC (“Longbow”) pursuant to which Longbow agreed to host 500 of the Company's Bitcoin Miner S19J Pro machines at a secure location and provide power, maintenance and other services specified in the contract with a term of two years. Upon written request from the Company at least ninety (90) days prior to the conclusion of the then current term and approval by Longbow, the term shall renew for successive one year periods with a three percent (3%) increase as of the commencement of each renewal term unless terminated sooner pursuant to the terms of the Longbow Hosting Agreement. As required under the Longbow Hosting Agreement, the Company paid approximately $157 thousand as a refundable deposit in March 2023. The Company had 500 machines installed at the Longbow site as of June 30, 2023. The Company terminated this agreement on August 1, 2023 and expensed 50% of the $157 thousand deposit during the year ended December 31, 2023 and applied the remainder to outstanding invoices. The machines were returned to the Company in September 2023.

On May 5, 2023, the Company entered into a hosting agreement (the “GIGA Hosting Agreement”) with GIGA Energy Inc. (“GIGA”) pursuant to which GIGA agreed to host 1,080 of the Company's Bitcoin Miner S19J Pro machines at a secure location and provide power, maintenance and other services specified in the contract with a term of one year. As required under the GIGA Hosting Agreement, the Company paid approximately $173 thousand as a pre-payment in May 2023, which was applied to subsequent invoices. The Company also paid a refundable deposit of $94 thousand in August 2023 of which $42 thousand was applied to subsequent invoices. The Company had approximately 1,075 active machines installed at the GIGA site as of December 31, 2023.

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

Recent Developments

Equity Distribution Agreement

On June 26, 2023, we entered into an equity distribution agreement with Maxim Group LLC pursuant to which we may from time to time offer and sell shares of our common stock under our shelf registration statement having an aggregate offering price of up to $4.7 million (the “2023 ATM Program”) in “at-the-market” offerings as defined in Rule 415 under the Securities Act. No shares of our common stock were sold under the 2023 ATM Program during the year ended December 31, 2023.

Asset Purchase Agreement with Symbiont.io, LLC

On June 2, 2023, the United States Bankruptcy Court for the Southern District of New York entered an order (the “Symbiont Bankruptcy Order”) approving the sale of substantially all of the assets of Symbiont.io, LLC, as debtor in possession (“Symbiont”), to the Company pursuant to a form of asset purchase agreement attached to the Symbiont Bankruptcy Sale Order (the “Asset Purchase Agreement”) free and clear of all liens, claims and encumbrances. The Company and Symbiont signed the Asset Purchase Agreement on June 5, 2023, and the purchase and sale of the Symbiont assets pursuant to the Asset Purchase Agreement closed on June 5, 2023.

Pursuant to the Asset Purchase Agreement, the Company purchased substantially all of the assets of Symbiont (the “Symbiont Assets”) for a purchase price of $2.6 million, which was paid by means of a credit bid of the full amount of the note payable owed by Symbiont to the Company. The Symbiont Assets are comprised principally of intellectual property and software code relating to Symbiont’s financial services blockchain enterprise platform. The Company did not assume any liabilities of Symbiont in the transaction.

Asset Purchase Agreement with Platonic Holdings, Inc.

On December 26, 2023, we entered into an asset purchase agreement with Platonic Holdings, Inc. (“Platonic”) pursuant to which we agreed to sell to Platonic the Symbiont Assets. The sale of the Symbiont Assets closed on December 27, 2023. The sales price for the Symbiont Assets was $2.0 million in cash, of which $200,000 is being held in a customary indemnity escrow until December 26, 2024.

Reverse Stock Split

On November 9, 2023, our shareholders voted in favor of a proposal to amend to our Certificate of Incorporation, in the event it is deemed advisable by our Board of Directors, to effect a reverse stock split of the Company’s issued and outstanding common stock at a ratio within the range of one-for-two (1:2) and one-for-ten (1:10), as determined by the Board of Directors.

On February 23, 2024, the Board approved a one-for-six (1:6) reverse split of the Company’s issued and outstanding common stock, par value $0.001 per share, pursuant to which every six outstanding shares of common stock was converted into one share of common stock (the “Reverse Stock Split”). The Reverse Stock Split was effected by the filing of an amendment to our Certificate of Incorporation on March 7, 2024 which provided that the Reverse Stock Split become effective at 12:01 a.m. eastern time on March 12, 2024. The amendment provides that no fractional shares shall be issued and, in lieu thereof, any person who would otherwise be entitled to a fractional share of common stock as a result of the Reverse Stock Split will be entitled to receive one share of common stock. The Company’s common stock began trading on The Nasdaq Capital Market on a split-adjusted basis on March 12, 2024. The Company has retroactively adjusted all share amounts and per share data herein to give effect to the Reverse Stock Split.

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

Working Capital Items

The Bitcoin mining industry is highly competitive and dependent on specialized mining machines that have few manufacturers. Machine purchases require large down payments and miner deliveries often arrive many months after initial orders are placed. However, over the last 12 months, we have seen a significant improvement in the availability and pricing for Bitcoin mining machines. The recent market conditions have provided opportunities to purchase both new and used machines on the spot-market from other miners or retail-dealers of machines for better financial terms and delivery terms, but there can be no guarantee that such opportunities will continue on a long-term basis. Currently, we are purchasing mining machines from Bitmain.

In addition to the approximate 5,900 machines in operation as of the date of this filing, we also expect to receive an additional 300 S-21 miners in the second quarter of 2024 with respect to which we have prepaid 50% of the invoice price as of December 31, 2023. The remaining 50% was paid in March 2024. The Company expects to enter into additional agreements to purchase more miners in the coming years. The majority of miners we operate and expect to operate once received are some of the latest generation of miners manufactured by Bitmain, including the S19J-Pro and S19 XP.

Materials and Suppliers

We engage in the operation of high efficiency Bitcoin mining machines. These specialized computers, often called mining rigs, have few manufacturers. All of the machines we purchased this year were manufactured by Bitmain, one of the preeminent manufacturers of Bitcoin mining rigs. It is headquartered in China and manufactures throughout Asia.

Historically, we have been able to manage our supply chains effectively, but global supply chains continue to be constrained, and from time-to-time experience substantial increases in shipping costs and logistical delays as we make efforts to ensure timely delivery of equipment. There can be no certainty that we will not be affected in the future, and we believe that there is a significant risk that equipment supply chains will continue to be affected in 2024.

While some macro-economic indicators available as of the date of this filing suggest that inflation may be slowing, inflationary pressures impact virtually all aspects of our materials and suppliers, including power prices, and are likely to impact our fiscal year 2024.

Bankruptcies of hosting companies and digital asset exchange companies may occur and may pose a risk to our ability to mine Bitcoin. As indicated above, the bankruptcy filing of Core did not impact our mining ability, and we do not have any business relationships with some of the notable digital asset exchange companies that have recently declared bankruptcy such as Three Arrow Capital, FTX, Genesis Global Holdco, Genesis Asia Pacific, BlockFi, Voyager Digital and Celsius.

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

Competition

Bitcoin mining is a global activity. During fiscal year 2021, a majority of Bitcoin mining occurred in China. After China banned Bitcoin mining in May 2021, the center of mining moved to North America. Although Bitcoin mining by its nature is not a directly competitive business, all miners compete for Bitcoin rewards; based on this, we define competitors as other Bitcoin miners. Our competitors include large, publicly-listed mining companies, large private mining companies, and, in some cases, independent, individual miners who pool resources. We believe our principal competitive advantages include our energy background, a combination of owned, operated, and co-located miners and facilities, our strategic use of the Bitcoin we mine to fund operations growth, and our commitment to sustainable business practices, including sourcing renewable energy. Within North America, our major competitors include:

•
CleanSpark, Inc.
•
Bitfarms Ltd
•
Iris Energy Ltd
•
Stronghold Digital Mining Inc.
•
Bit Digital, Inc.
•
Soluna Holdings, Inc.
•
Mawson Infrastructure Group Inc.
•
Sphere 3D Corp.

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

Intellectual Property

We do not currently hold any patents or patent applications in connection with our Bitcoin mining related operations or our specialty finance business. We do rely, and expect to continue relying, upon trade secrets, trademarks, service marks, trade names, copyrights and other non-patent intellectual property rights.

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

As the regulatory and legal environment evolves, we may become subject to new laws, such as further regulation by the SEC, CFTC, and other agencies, which may affect our mining and other activities. For additional discussion regarding our belief about the potential risks existing and future regulation pose to our business, see Part I, Item 1A. “Risk Factors”

Insurance

We have property insurance coverage for our bitcoin miners under an insurance program for a total of $11,896,000 in limits. This insurance coverage covers all the Company’s bitcoin miners with a deductible of $100,000 or 5%, whichever is greater, with a $500,000 minimum and pertains to fire, water damage, water intrusion, named storms, wind, or hail. We do not maintain business interruption coverage, which is currently not being provided by underwriters to any bitcoin mining companies. The policy also excludes coverage of our bitcoin holdings and cybersecurity coverage. We engage our insurance broker annually to solicit underwriters to provide proposals to renew our current coverage or update our policies to meet our needs, prior to the policies’ expiration each year.

Human Capital

We believe that our future success depends, in no small part, on our ability to continue to attract, hire, and retain qualified personnel. As of March 22, 2024, we had 8 employees, all of which were full time and all located in the United States. We believe that we have adequate personnel and resources with the specialized skills required to carry out our operations successfully. Employees participate in equity incentive plans and receive what we believe is generous compensation in the form of salary and benefits. We continually seek to hire and retain talented professionals, although the competition for such personnel in our segments is significant. None of our employees are represented by a labor union, and we have never experienced a work stoppage. We believe we have a strong and engaging relationship with our employees.

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

The Company organized two new subsidiaries in 2020: LMFA Financing LLC, a Florida limited liability company, on November 21, 2020, and LMFAO Sponsor LLC, a Florida limited liability company ("Sponsor"), on October 29, 2020. LMFAO Sponsor LLC organized a subsidiary, LMF Acquisition Opportunities Inc., on October 29, 2020. LM Funding America Inc. organized a subsidiary, US Digital Mining and Hosting Co., LLC. ("US Digital"), on September 10, 2021. US Digital has created various 100% owned subsidiaries to engage in business in various states. The Company also from time to time organizes other subsidiaries to serve a specific purpose or hold a specific asset.

Where you can Find More Information

We maintain a corporate website at: https://www.lmfunding.com. The contents of this website is not incorporated in, or otherwise to be regarded as part of, this Annual Report.

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
•
Bankruptcy of our hosting vendors could lead to interruption of service and could adversely affect our business and results of operations.
•
Inability to contract with a hosting vendor could lead to interruption of service and could adversely affect our business and results of operations.
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
•
It may be illegal to mine, acquire, own hold, sell or use Bitcoin or other cryptocurrencies in certain jurisdictions.
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
•
Our management may identify material weaknesses in its internal control over financial reporting in the future.
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

We currently have four executive officers — our Chief Executive Officer and President, Bruce Rodgers, our Chief Financial Officer, Richard Russell, our VP of Operations, Ryan Duran, and our VP of Strategies, Christopher Taylor  — who are responsible for our management functions and are responsible for strategic development, financing and other critical functions. Some of the members of our management team and our Board of Directors do not have prior experience in the Bitcoin mining industry. This lack of experience may impair our management teams’ and directors’ ability to evaluate and make well-informed decisions involving our current operations and any future projects we may undertake in the industries in which we operate. Such impairment and lack of experience could adversely affect our business, financial condition and future operations.

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

Bankruptcy of our hosting vendors could lead to interruption of service and could adversely affect our business and results of operations.

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

In December 2022, Core Scientific filed for Chapter 11 in the U.S. Bankruptcy Court for the Southern District of Texas and exited bankruptcy in January 2024. This bankruptcy did not negatively impact our existing mining operations.

Inability to contract with a hosting vendor could lead to interruption of service and could adversely affect our business and results of operations.

Our existing hosting contracts expire between May 2024 and December 2024. These agreements provide for colocation, management and other services with vendors (“hosting vendors”) whereby our mining machines are installed, operated and maintained at third-party locations. In the event that we are unable to extend, expand or contract with new hosting vendors, we may be unable to continue operating our miners, which could negatively impact our ability to mine and receive revenue, and we may be unable to conduct our operations until we find and engage a new hosting vendor. Relocation costs to a new hosting vendor could be material, and the time required to re-locate could be significant, which would negatively impact our business and results of operations.

If we are unable to successfully maintain our power and hosting arrangements or secure the sites for our data centers, on acceptable terms or at all, or if we must otherwise relocate to replacement sites, our operations may be disrupted, and our business results may suffer.

As part of the build out of our cryptocurrency mining operations, we have engaged several companies to host our machines at various cryptocurrency mining facilities (or sites). Actually securing these sites on terms acceptable to our management team may not occur within our timing expectations or at all. Although we have entered into agreements with Core and Giga Energy to provide hosting services, our inability to secure sites for our Bitcoin miners could adversely impact the anticipated timing of our buildout phase and therefore the time by which we are able to expand our operations.

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

Halving is a process designed to control the overall supply and reduce the risk of inflation in cryptocurrencies using a Proof-of-Work consensus algorithm. In an event referred to as Bitcoin “halving,” the Bitcoin reward for mining any block is cut in half. For example, the mining reward for Bitcoin declined from 12.5 to 6.25 Bitcoin on May 11, 2020. The mining reward for Bitcoin is expected to decline again during the second quarter of 2024 from 6.25 Bitcoin to 3.125 Bitcoin. This process is scheduled to occur once every 210,000 blocks, or roughly four years, until the total amount of Bitcoin rewards issued reaches 21 million, which is expected to occur around 2140. Once 21 million Bitcoin are generated, the network will stop producing more. Currently, there are more than 19 million Bitcoin in circulation. While Bitcoin prices have had a history of price fluctuations around halving events, there is no guarantee that the price change will be favorable or would compensate for the reduction in mining reward. If a corresponding and proportionate increase in the price of Bitcoin does not follow these anticipated halving events, the revenue from our mining operations would decrease, and we may not have an adequate incentive to continue mining and may cease mining operations altogether, which may adversely affect an investment in us.

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

We plan to grow our hashrate, in part, by acquiring newer, more effective, and energy-efficient miners. These new miners are highly specialized servers that are very difficult to produce at scale. As a result, there are limited producers capable of producing large numbers of sufficiently effective miners. The cost of these miners is directly correlated to Bitcoin prices and the profitability of Bitcoin mining. Demand for new miners increased in response to increased Bitcoin prices in 2021 followed by a decrease in demand due to falling Bitcoin prices in 2022. Demand for new machines started to increase in December 2023 as Bitcoin prices increased. We observed the price of these new miners followed changes in demand, resulting in elevated machine prices when Bitcoin mining economics are high and significantly lower prices when these economics are strained. As a result, positive Bitcoin economics may negatively impact our future equipment costs and the increase the competition to secure mining equipment. If we can’t acquire sufficient numbers of new miners or access sufficient capital to fund our acquisitions, our results of operations and financial condition may be adversely affected, which could adversely affect investments in our securities.

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

In general, novel or unique assets such as Bitcoin and other digital assets may be classified as securities if they meet the definition of investment contracts under U.S. law. In recent years, the offer and sale of digital assets other than Bitcoin, including Kik Interactive Inc.’s Kin tokens and Telegram Group Inc.’s TON tokens, have been deemed to be investment contracts by the SEC. The SEC has also sued Genesis Global Capital LLC and Gemini Trust Company LLC over their crypto-lending program that allegedly violated investor-protection laws, and has pursued a number of actions against cryptocurrency networks, exchanges, and related entities alleging violations of the federal securities laws. While we believe that Bitcoin is unlikely to be considered an investment contract, and thus a security under the investment contract definition, we cannot provide any assurances that digital assets that we mine or otherwise acquire or hold for our own account, including Bitcoin, will never be classified as securities under U.S. law. This would obligate us to comply with registration and other requirements by the SEC and, therefore, cause us to incur significant, non-recurring expenses, thereby materially and adversely impacting an investment in the Company.

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

As of December 31, 2023, BLGAL was responsible for servicing over 98% of our Accounts. Our revenues and profitability could be materially affected if:

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

Our primary business relates to revenues from Accounts purchased by us, which are all based in Florida, and our primary source of revenue consists of payments made by condominium and home-owners to satisfy the liens against their condominiums and homes. As of December 31, 2023 and December 31, 2022, Florida represented 100% of our Accounts. An economic recession, adverse market conditions in Florida, and/or significant property damage caused by hurricanes, tornadoes or other inclement weather could adversely affect the ability of these condominium and home owners to satisfy the liens against their condominiums and homes, which could, in turn, have a material adverse effect on our financial condition and results of operations.

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

On March 7, 2024, we filed an Amendment to our Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a one-for-six reverse stock split of our common stock which became effective at 12:01 a.m. eastern time, on March 12, 2024. The Reverse Split was effected with the intent to satisfy the minimum bid price requirements and, on March 26, 2024, we received written notification from Nasdaq indicating that the Company’s common stock had a closing price of $1.00 per share or greater for the last ten consecutive business days, from March 12, 2024 to March 25, 2024, and that, as a result, the Company has regained compliance with the minimum bid price requirements and that the matter is now closed.

Even though we have regained compliance with the Nasdaq Capital Market’s minimum closing bid price requirement, there is no guarantee that we will remain in compliance with such listing requirements or other listing requirements in the future. Any failure to maintain compliance with continued listing requirements of the Nasdaq Capital Market could result in delisting of our common stock from the Nasdaq Capital Market and negatively impact our company and holders of our common stock, including by reducing the willingness of investors to hold our common stock because of the resulting decreased price, liquidity and trading of our common stock, limited availability of price quotations and reduced news and analyst coverage. Delisting may adversely impact the perception of our financial condition, cause reputational harm with investors, our employees and parties conducting business with us and limit our access to debt and equity financing.

Future sales of our common stock by our affiliates or other stockholders may depress our stock price.

Sales of a substantial number of shares of our common stock in the public market could cause a decrease in the market price of our common stock. We had authorized 350,000,000 shares of common stock and 150,000,000 shares of preferred stock as of December 31, 2023.

We had 2,492,964 shares of common stock issued and outstanding as of December 31, 2023. In addition, pursuant to our 2021 Omnibus Incentive Plan, options to purchase 599,597 shares of our common stock were outstanding as of December 31, 2023, of which 379,194 options were exercisable. There were 1,274,807 warrants outstanding and exercisable as of December 31, 2023 that allowed for the issuance of 1,274,807 shares of common stock, respectively.

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

We cannot assure you that securities analysts will continue to cover our company. As of December 31, 2023, we had two analysts covering our company. If securities analysts do not cover our company, this lack of coverage may adversely affect the trading price of our securities. In the event that securities analysts begin to cover our company, the trading market for our securities will rely in part on the research and reports that such securities analysts publish about us and our business. If one or more of the analysts who cover our company downgrades our securities, the trading price of our securities may decline. If one or more of these analysts then ceases to cover our company, we could lose visibility in the market, which, in turn, could also cause the trading price of our securities to decline. Further, because of our small market capitalization, it may be difficult for us to attract securities analysts to cover our company, which could significantly and adversely affect the trading price of our securities.

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

We incur significant costs and demands upon management and accounting and finance resources as a result of complying with the laws and regulations affecting public companies; any failure to establish and maintain adequate internal controls and/or disclosure controls or to recruit, train and retain necessary accounting and finance personnel could have an adverse effect on our ability to accurately and timely prepare our financial statements and otherwise make timely and accurate public disclosure.

As a public company, we incur significant administrative, legal, accounting and other burdens and expenses beyond those of a private company, including public company reporting obligations and Nasdaq listing requirements. In particular, we have needed, and continue to need, to enhance and supplement our internal accounting resources with additional accounting and finance personnel with the requisite technical and public company experience and expertise to enable us to satisfy such reporting obligations. Any failure to maintain an effective system of internal controls (including internal control over financial reporting) could limit our ability to report our financial results accurately and on a timely basis, or to detect and prevent fraud and could expose us to regulatory enforcement action and stockholders claims.

Furthermore, under Section 404 of the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"), we are required to document and test our internal control procedures and prepare annual management assessments of the effectiveness of our internal control over financial reporting. Our assessments must include disclosure of identified material weaknesses in our internal control over financial reporting. Our independent registered public accounting firm also attests to the effectiveness of our internal control over financial reporting. The existence of one or more material weaknesses could affect the accuracy and timing of our financial reporting. Testing and maintaining internal control over financial reporting involves significant costs and could divert management’s attention from other matters that are important to our business. Additionally, we may not be successful in remediating any deficiencies that may be identified.

Our management may identify material weaknesses in the future. If we fail to remediate the material weakness or if we otherwise fail to establish and maintain effective control over financial reporting, our ability to accurately and timely report our financial results may be affected, and such failure may adversely affect investor confidence and business operations.

In the course of preparing our financial statements, we and our independent registered public accounting firm may identify a material weakness in our internal control over financial reporting. For example, as previously disclosed in Part II Item 4A Controls and Procedures in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, we identified a material weakness associated with segregation of duties, specifically, the Company did not effectively segregate certain accounting duties nor have a proper multi-level review process due to the small size of its accounting staff. As of December 31, 2023, we concluded that this material weakness had been remediated. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

If we are unable to remediate a material weakness and otherwise implement and maintain effective internal control over financial reporting, our ability to record, process and report financial information accurately, and to prepare financial statements and satisfy our public reporting obligations within required time periods, could be adversely affected. We could also be required to restate financial statements for prior periods. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an unqualified opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could be adversely affected and we could become subject to private litigation or to investigations or enforcement actions by the

SEC or other regulatory authorities, all of which could require our expenditure of additional financial and management resources and could have a material adverse effect on our business, financial condition and results of operations. Those adverse consequences could be more severe if we are forced to effect any financial statement restatements.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Cybersecurity Risk Management and Strategy

We recognize the importance of assessing, identifying and managing material risks associated with cybersecurity threats, as such term is defined in Item 106(a) of Regulation S-K. Our share of Bitcoins mined from our pools are initially received by us in wallets we control. We currently sell the majority of the Bitcoin we mine and utilize hot wallets to hold this Bitcoin immediately prior to selling for working capital purposes. We hold any remainder of our Bitcoin in cold storage. Bitcoins we mine or hold for our own account may be subject to loss, theft or restriction on access. Hackers or malicious actors may launch attacks to steal, compromise or secure Bitcoins, such as by attacking the Bitcoin network source code, exchange miners, third-party platforms (including Gemini), cold and hot storage locations or software, or by other means. We may be in control and possession of substantial holdings of Bitcoin, and as we increase in size, we may become a more appealing target of hackers, malware, cyber-attacks or other security threats.

Our management evaluates all cybersecurity matters, with the purpose of meeting at least semi-annually and providing recommendations with respect to our information technology use and protection, including, but not limited to, data governance, privacy, compliance and cybersecurity. We have implemented controls, policies, procedures and technological safeguards to maintain and protect the integrity, continuous operation, redundancy and security of our IT systems and data that we believe to be reasonably consistent with industry standards and practices, or as required by applicable regulatory standards. We are also required to comply with applicable laws, rules, regulations and contractual obligations relating to the privacy and security of our IT systems and data and to the protection of such IT systems and data from unauthorized use, access, misappropriation or modification.

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

Cybersecurity Governance

Our Board of Directors considers cybersecurity risk and other information technology risks as part of its risk oversight function and meets at least quarterly to discuss matters involving cybersecurity risks. The Chief Executive Officer and Chief Financial Officer provide information to our Board of Directors regarding its activities, including those related to cybersecurity risks, and are responsible for notifying the Board of material cybersecurity incidents.

Item 2. Properties.

Our executive and administrative offices are located in Tampa, Florida, where we lease approximately 5,600 square feet of general office space for approximately $8,900 per month, plus utilities. The lease began on July 15, 2019 and, as extended, expires on July 31, 2025.

Item 3. Legal Proceedings.

We are not currently a party to material litigation proceedings, and we are not subject to any known material threatened legal proceedings other than described under Note 7 of our Consolidated Financial Statements included herein under the caption “Legal Proceedings.” In addition to the foregoing, we periodically become a party to litigation in the ordinary course of business, including either the prosecution or defense of claims arising from contracts by and between us and client Associations. Regardless of the outcome, litigation can have an adverse impact on us because of prosecution, defense, and settlement costs, diversion of management resources and other factors.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is quoted on the Nasdaq Capital Market under the symbol “LMFA”. On December 31, 2023, there were 5 holders of record of our common stock.

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

The Company organized two new subsidiaries in 2020: LMFA Financing LLC, a Florida limited liability company, on November 21, 2020, and LMFAO Sponsor LLC, a Florida limited liability company, on October 29, 2020. LMFAO Sponsor LLC organized a subsidiary, LMF Acquisition Opportunities Inc., on October 29, 2020. LM Funding America Inc. organized a subsidiary, US Digital Mining and Hosting Co., LLC. ("US Digital"), on September 10, 2021. US Digital has created various 100% owned subsidiaries to engage in business in various states. The Company also from time to time organizes other subsidiaries to serve a specific purpose or hold a specific asset.

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

Bitcoin Mining

Bitcoin was introduced in 2008 with the goal of serving as a digital means of exchanging and storing value. Bitcoin is a form of digital currency that depends upon a consensus-based network and a public ledger called a “blockchain,” which contains a record of every bitcoin transaction ever processed. The bitcoin network is the first decentralized peer-to-peer payment network, powered by users participating in the consensus protocol, with no central authority or middlemen, that has wide network participation. The authenticity of each bitcoin transaction is protected through digital signatures that correspond with addresses of users that send and receive bitcoin. Users have full control over remitting bitcoin from their own sending addresses. All transactions on the bitcoin blockchain are transparent, allowing those running the appropriate software to confirm the validity of each transaction. To be recorded on the blockchain, each bitcoin transaction is validated through a proof-of-work consensus method, which entails solving cryptographic functions to validate transactions and post them on the blockchain. This process is called mining. Miners are rewarded with bitcoins, both in the form of newly created bitcoins and fees in bitcoin, for successfully solving for the cryptographic function and providing computing power to the network.

Factors such as access to computer processing capacity, interconnectivity, electricity cost, environmental factors (such as cooling capacity) and location play important roles in mining. As of December 31, 2023, our operating mining units were capable of producing over 0.61 EH/s of computing power. In bitcoin mining, “hashrate” is a measure of the computing and processing power and speed by which a computer processes transactions on the bitcoin network. A company’s computing power measured in hashrate is generally considered to be one of the most important metrics for evaluating bitcoin mining companies. We expect to continue increasing our computing power through 2024 and beyond.

We owned approximately 5,900 miners as of December 31, 2023. These miners range in age as of date of placed in service from 6-16 months and have an average age of approximately 11 months. We do not have scheduled downtime for our miners. We periodically perform unscheduled maintenance on our miners, but such downtime has not historically been significant. When performing unscheduled maintenance, we will typically replace the miner with a substitute miner to limit overall downtime. The miners owned as of December 31, 2023 have a range of energy efficiency (watts per terahash – “w/th”) of 18.9 to 29.5 w/th with an average energy efficiency of 28.6 w/th.

We obtain bitcoin as a result of our mining operations, and we sell bitcoin from time to time, to support our operations and strategic growth. We do not currently plan to engage in regular trading of bitcoin (other than as necessary to convert our bitcoin into U.S. dollars) or to engage in hedging activities related to our holding of bitcoin; however, our decisions to hold or sell bitcoin at any given time may be impacted by the bitcoin market, which has been historically characterized by significant volatility. Currently, we do not use a formula or specific methodology to determine whether or when we will sell bitcoin that we hold, or the number of bitcoins we will sell. Rather, decisions to hold or sell bitcoins are currently determined by management by analyzing forecasts and monitoring the market in real time.

Factors Affecting Profitability

Market Price of Bitcoin

Our business is heavily dependent on the price of bitcoin. The prices of digital assets, including bitcoin, have historically experienced substantial volatility, and digital asset prices have in the past and may in the future be driven by speculation and incomplete information, subject to rapidly changing investor sentiment, and influenced by factors such as technology, macroeconomic conditions, regulatory void or changes, fraudulent actors, manipulation, and media reporting. Further, the value of bitcoin and other digital assets may be significantly impacted by factors beyond our control, including consumer trust in the market acceptance of bitcoin as a means of exchange by consumers and producers.

Bitcoin “Halving” Events

Bitcoin halving is a phenomenon that has historically occurred approximately every four years on the Bitcoin network. Halving is a key part of the Bitcoin protocol and serves to control the overall supply and reduce the risk of inflation in digital assets using a Proof-of-Work consensus algorithm. At a predetermined block, the mining reward is cut in half, hence the term “halving.” For example, the reward for adding a single block to the blockchain was initially set at 50 bitcoin currency rewards. The Bitcoin blockchain has undergone halving three times since its inception as follows: (1) on November 28, 2012 at block height 210,000; (2) on July 9, 2016 at block height 420,000; and (3) on May11, 2020 at block height 630,000, when the reward was reduced to its current level of 6.25 bitcoin per block. The next halving for the Bitcoin blockchain is anticipated to occur around April 2024 at block height 840,000. This process will recur until the total amount of bitcoin currency rewards issued reaches 21.0 million, and the theoretical supply of new bitcoin is exhausted, which is expected to occur around 2140. Many factors influence the price of Bitcoin, and potential increase or decrease in prices in advance of or following the future halving is unknown.

Halving is an important part of the Bitcoin ecosystem, and it is closely watched by miners, investors, and other participants in the digital asset market. Each halving event has historically been associated with significant price movements in the value of bitcoin.

Network Hash Rate and Difficulty

Generally, a bitcoin mining rig’s chance of solving a block on the Bitcoin blockchain and earning a bitcoin reward is a function of the mining rig’s hash rate, relative to the global network hash rate (i.e., the aggregate amount of computing power devoted to supporting the Bitcoin blockchain at a given time). As demand for bitcoin increases, the global network hash rate rapidly increases, and as more adoption of bitcoin occurs, we expect the demand for new bitcoin will likewise increase as more mining companies are drawn into the industry by this increase in demand. Further, as more and increasingly powerful mining rigs are deployed, the network difficulty for Bitcoin increases. Network difficulty is a measure of how difficult it is to solve a block on the Bitcoin blockchain, which is adjusted every 2,016 blocks, or approximately every two weeks, so that the average time between each block is approximately ten minutes. A high difficulty means that it will take more computing power to solve a block and earn a new bitcoin reward, which, in turn, makes the Bitcoin network more secure by limiting the possibility of one miner or mining pool gaining control of the network. Therefore, as new and existing miners deploy additional hash rate, the global network hash rate will continue to increase, meaning a miner’s share of the global network hash rate (and therefore its chance of earning bitcoin rewards) will decline if it fails to deploy additional hash rate at pace with the industry.

The value of bitcoin has historically been subject to wide swings. The following table provides a range of intraday low and intraday high bitcoin prices between January 1, 2022 through December 31, 2023.

Range of intraday bitcoin prices
Quarterly Reporting Periods Ended	Minimum Price	Maximum Price
March 31, 2022	$32,960	$48,218
June 30, 2022	$17,581	$47,450
September 30, 2022	$18,157	$25,204
December 31, 2022	$15,486	$21,474
March 31, 2023	$16,489	$29,178
June 30, 2023	$24,750	$31,422
September 30, 2023	$24,915	$31,838
December 31, 2023	$26,544	$44,800

As of December 31, 2023 and 2022, we held approximately 95 and 55 bitcoins, respectively. The carrying value of our bitcoins as of December 31, 2023 and 2022 was approximately $3.4 million and $0.9 million, respectively, on our Consolidated Balance Sheet. We account for our bitcoin as indefinite-lived intangible assets, which are subject to impairment losses if the fair value of our bitcoin decreases below their carrying value at any time since their acquisition. Impairment losses cannot be recovered for any subsequent increase in fair value. The carrying value of each bitcoin we held at the end of each reporting period reflects the lowest price of one bitcoin quoted on the active exchange at any time since its acquisition. Therefore, negative swings in the market price of bitcoin could have a material impact on our earnings and on the carrying value of our bitcoin.

Recent Developments

Reverse Stock Split

On November 9, 2023, our shareholders voted in favor of the approval of an amendment to our Certificate of Incorporation, in the event it is deemed advisable by our Board of Directors, to effect a reverse stock split of the Company’s issued and outstanding common stock at a ratio within the range of one-for-two (1:2) and one-for-ten (1:10), as determined by the Board of Directors.

On February 23, 2024, the Board approved a one-for-six (1:6) reverse split of the Company’s issued and outstanding common stock, par value $0.001 per share, pursuant to which every six outstanding shares of common stock was converted into one share of common stock (the “Reverse Stock Split”). The Reverse Stock Split was effected by the filing of an amendment to our Certificate of Incorporation on March 7, 2024 which provided that the Reverse Stock Split become effective at 12:01 a.m. eastern time on March 12, 2024. The amendment provides that no fractional shares shall be issued and, in lieu thereof, any person who would otherwise be entitled to a fractional share of common stock as a result of the Reverse Stock Split will be entitled to receive one share of common stock. The Company’s common stock began trading on The Nasdaq Capital Market on a split-adjusted basis on March 12, 2024. The Company has retroactively adjusted all share amounts and per share data herein to give effect to the Reverse Stock Split.

Results of Operations

Summarized Consolidated Statements of Operations
	Years Ended December 31,
	2023	2022

Revenue	$12,984,090	$1,733,951
Operating costs and expenses	23,046,009	26,409,936
Operating loss	(10,061,919)	(24,675,985)
Other income (loss)	(8,752,877)	(1,769,236)
Loss before income taxes	(18,814,796)	(26,445,221)
Income tax expense	(60,571)	(1,438,066)
Net loss	(18,875,367)	(27,883,287)
Less: loss (income) attributable to non-controlling interest	2,931,113	(1,356,914)
Net loss attributable to LM Funding America Inc.	$(15,944,254)	$(29,240,201)

Bitcoin Mining Operations

The table below describes the average cost of mining each bitcoin for the years ended December 31, 2023 and 2022.

	Years Ended December 31,
Cost of Revenues - Analysis of costs to mine one bitcoin (per bitcoin amounts are actual)	2023	2022

Digital mining revenues	$12,289,131	$945,560
Average revenue of each bitcoin mined (1)	$29,025	$17,707

Cost of Mining - Hosted Facilities	$9,406,940	$1,033,226
Hosting fees expense per one bitcoin	$22,218	$19,349
Bitcoin Mined	423.40	53.40

Weighted average cost of mining one bitcoin (2)	$22,218	$19,349
Cost of mining one bitcoin as % of average bitcoin mining revenue	76.55%	109.27%

(1) Average revenue of each bitcoin mined is calculated by dividing the sum of bitcoin mining revenue for hosted facilities by the total number of bitcoin mined during the respective periods. The Company uses the daily closing prices from our principal market as the source of recording revenue, which is not materially different from the fair value at contract inception. See the table "Range of intraday bitcoin prices" for information on the range of intraday bitcoin prices for quarterly periods since January 1, 2022.

(2) Weighted average cost of mining one bitcoin is calculated by dividing the sum of total hosting fee expense by the total bitcoin mined during the respective periods.

The Year Ended December 31, 2023 compared with the Year Ended December 31, 2022

Revenues

During the year ended December 31, 2023, total revenues increased by approximately $11.3 million to approximately $13.0 million from approximately $1.7 million in the year ended December 31, 2022.

Digital mining revenues increased to approximately $12.3 million for the year ended December 31, 2023 from $0.9 million for the year ended December 31, 2022, due to the commencement of our digital mining operations in late September 2022.

Interest on delinquent association fees for the year ended December 31, 2023 was approximately $266 thousand which represents a decrease of 25.9% as compared to the approximately $359 thousand generated in the year ended December 31, 2022.

Underwriting and origination fees decreased by approximately $29 thousand or 30.1% due to a reduction in units submitted for collection.

Rental revenue (which includes sales of units) for the year ended December 31, 2023 was approximately $144 thousand as compared to approximately $162 thousand for the year ended December 31, 2022.

Operating Costs and Expenses

During the year ended December 31, 2023, operating costs and expenses decreased by approximately $3.4 million, or 12.7%, to approximately $23.0 million from approximately $26.4 million for the year ended December 31, 2022 primarily due to a decrease in staff costs and payroll and professional fees and an increase in realized gain on sale of digital assets, offset by an increase in digital mining costs of revenues, depreciation, and other expenses.

The net decrease of approximately $13.6 million in staff costs and payroll is due to a decrease in the non-cash stock compensation expense of which $2.9 million was incurred in 2023 versus $17.7 million was incurred in 2022 ($5.3 million of the 2022 expense is associated with the cancellation of options for the CEO and CFO), offset in part by an increase in payroll of approximately $1.0 million in the year ended December 31, 2023.

The increase in depreciation and amortization expense of $4.5 million and digital mining cost of revenues of $8.4 million for the year ended December 31, 2023 is related to the commencement of mining operations in late September 2022.

Professional fees (excluding fees paid pursuant to our service agreement with BLG and BLGAL), for the years ended December 31, 2023 and 2022 were approximately $1.2 million and $2.4 million, respectively. Professional fees for the year ended December 31, 2022 included an expense of $0.3 million related to the settlement of a legal claim and an expense of $0.7 million due to the amortization of prepaid annual consulting fees paid in 2021 for digital strategy consultant work performed in 2022, which did not recur in the year ended December 31, 2023.

Legal fees for BLG and BLGAL for the year ended December 31, 2023 were approximately $0.6 million compared to approximately $0.8 million for the year ended December 31, 2022. Legal fees for the year ended December 31, 2022 include a $150 thousand termination fee paid to BLG which did not recur in the year ended December 31, 2023. See Note 9. Related Party Transactions for further discussion regarding the service agreements with BLG and BLGAL.

Other operating costs decreased by $0.5 million for the year ended December 31, 2023 as the result of a $1.1 million decrease in non-cash stock expense for consultants incurred in the year ended December 31, 2022 that did not recur during the year ended December 31, 2023, offset in part by a $0.2 million increase in investor relations cost, $0.1 million increase in audit fees and $0.2 million increase in insurance costs.

The Company recognized an impairment loss on the holding of mined digital assets (Bitcoin) of $1.0 million for the year ended December 31, 2023 compared to $80 thousand for year ended December 31, 2022. Impairment loss is measured using the intraday low bitcoin price during the holding period of the mined digital asset. ASC Topic 350 - Goodwill and Other provides that subsequent increases in bitcoin prices are not allowed to be recorded (unrealized gains) unless the bitcoin is sold, at which the point the gain is recognized.

The Company also recognized a realized gain on the sale of mined digital assets of $2.1 million for the year ended December 31, 2023 compared to nil for year ended December 31, 2022. Realized gain on sale of bitcoin is the difference between the sale proceeds of bitcoin and the carrying amount.

Other Income and Loss

Realized loss on marketable securities - the Company recognized a $4 thousand dollar realized gain on marketable securities for the year ended December 31, 2023 as compared to a $0.3 million loss for the year ended December 31, 2022. The prior year loss was primarily due to the sale of Borqs stock.

Realized gain on convertible debt securities - the Company incurred a realized gain on convertible debt securities of nil for the year ended December 31, 2023 as compared to $0.3 million for the year ended December 31, 2022 due to the conversion of Borqs convertible debt securities to common stock during fiscal year 2022.

Impairment loss on prepaid mining machine deposits - the Company incurred an impairment loss on prepaid mining machine deposits of $3.15 million for the year ended December 31, 2022 due to a $3.15 million impairment charge for deposits held by Uptime Armory arising from the non-performance of Uptime Armory under the Uptime Purchase Agreement.

Impairment loss on prepaid hosting deposits - the Company incurred an impairment loss on prepaid hosting deposits of $0.2 million for the year ended December 31, 2023 versus a $1.8 million for the year ended December 31, 2022 due to a $0.2 million and $1.0 million, respectively of impairment charge on the deposits held by Compute North, which is in bankruptcy, and a $0.8 million impairment charge in fiscal year 2022 for deposits held by Uptime Hosting arising from the non-performance of Uptime Hosting under the Uptime Purchase Agreement.

Impairment loss on digital assets - During the year ended December 31, 2022, the Company purchased an aggregate of approximately 32 Bitcoin for $1.0 million. During the year ended December 31, 2022, we recorded approximately $0.5 million of impairment losses on such digital assets.

Impairment loss on Symbiont assets - The Company recognized an impairment loss on Symbiont assets of approximately $0.8 million for the year ended December 31, 2023 as compared to impairment loss on debt securities of approximately $1.1 million for the year ended December 31, 2022. During the year ended December 31, 2022 an impairment of the Symbiont debt security was recognized due to Symbiont declaring bankruptcy. During the year ended December 31, 2023, the Company acquired Symbiont intangible assets through bankruptcy proceedings, and then subsequently recognized a $0.8 million impairment on such assets as a result of the sale of Symbiont assets in December 2023.

Gain on adjustment of note receivable allowance - During the year ended December 31, 2023, the Company reversed the previously established $1.1 million loss reserve on Symbiont notes receivable due to the acquisition of the Symbiont intangible assets as a result of Symbionts bankruptcy proceedings.

Unrealized gain (loss) on investment and equity securities - The Company recognized an unrealized loss on securities of approximately $9.8 million for the year ended December 31, 2023 as compared to an unrealized gain of approximately $4.4 million for the year ended December 31, 2022 from the revaluation of Seastar Medical Holding Corporation (formerly LMAO’s) common stock and warrants upon LMAO’s merger with Seastar Medical Holding Corporation.

Interest (Income) Expense, net

During the year ended December 31, 2023, net interest income was approximately $0.2 million as compared to $0.4 million of net interest income for the year ended December 31, 2022. The decrease is related to the reduction in investments in notes receivable for the year ended December 31, 2023.

Income Tax Expense

During the year ended December 31, 2023, the Company generated a $18.8 million net loss before income taxes. The Company's income tax due was $0.1 million as of December 31, 2023. The Company recognized net income tax expense of $0.1 million for the year ended December 31, 2023.

During the year ended December 31, 2022, the Company generated a $26.4 million net loss before income taxes. However, due to a change in estimate from the year ended December 31, 2021 that resulted in a limitation on the use of its net operating loss carryforwards, the Company's income tax due was $1.4 million during the year ended December 31, 2022. The Company recognized net income tax expense of $1.4 million for the year ended December 31, 2022.

Under ASC 740-10-30-5, Income Taxes, deferred tax assets should be reduced by a valuation allowance if, based on the weight of available evidence, it is more-likely-than-not (i.e., a likelihood of more than 50%) that some portion or all of the deferred tax assets will not be realized. The Company considers all positive and negative evidence available in determining the potential realization of deferred tax assets including, primarily, the recent history of taxable earnings or losses. Based on operating losses reported by the Company during 2022, 2020, 2019 and 2018, the Company concluded there was not sufficient positive evidence to overcome this recent operating history. As a result, the Company believes that a valuation allowance continues to be necessary based on the more-likely-than-not threshold noted above. The Company recorded a valuation allowance of approximately $14.1 million and $8.5 million for the year ended December 31, 2023 and 2022, respectively.

Net Income Attributable to Non-Controlling Interest

The Company owns 69.5% of LMFAO Sponsor LLC ("Sponsor"). As such, approximately $2.9 million and $1.4 million of the $9.8 million and $4.4 million net unrealized gain recognized by the Sponsor’s ownership of Seastar Medical Holding Corporation (formerly LMAO) is attributed to the Non-Controlling Interest for the years ended December 31, 2023 and 2022, respectively.

Net Loss Attributable to LM Funding America, Inc.

During the year ended December 31, 2023, the Company generated a net loss attributable to LM Funding America, Inc. of approximately $15.9 million as compared to net loss attributable to LM Funding America, Inc. of approximately $29.2 million for the year ended December 31, 2022, for the reasons mentioned above.

LIQUIDITY AND CAPITAL RESOURCES

General

As of December 31, 2023, we had $2.4 million of cash and cash equivalents and $3.4 million of digital assets (95.1 BTC with average cost of approximately $36 thousand) compared with $4.2 million of cash and cash equivalents and $0.9 million of digital assets (54.9 BTC with average cost of approximately $16 thousand) at December 31, 2022. The Company also had $18 thousand of marketable securities as of December 31, 2023 compared with $4 thousand at December 31, 2022. The decrease in cash for the year ended December 31, 2023 is due primarily to the use of $1.6 million for the purchase of Bitcoin mining machines offset in part by the receipt of $2.7 million of loan repayments from Seastar Medical Holding Corporation.

Our working capital needs may increase in the future as we continue to expand and enhance our mining operations. Our ability to raise additional funds for working capital through equity or debt financings or other sources may depend on the financial success of our then current business and successful implementation of our key strategic initiatives, financial, economic and market conditions and other factors, some of which are beyond our control. No assurance can be given that we will be successful in raising the required capital at a reasonable cost and at the required times, or at all. Further equity financings may have a dilutive effect on shareholders and any debt financing, if available, may require restrictions to be placed on our future financing and operating activities. If we require additional capital and are unsuccessful in raising that capital, we may not be able to continue our business operations in the cryptocurrency mining industry which could adversely impact our business, financial condition and results of operations.

As of December 31, 2023 and December 31, 2022, our liquidity was comprised of:

	December 31, 2023	December 31, 2022
Cash and cash equivalents	$2,401,831	$4,238,006
Bitcoin	3,416,256	888,026
Marketable securities	17,860	4,290
End of Period	$5,835,947	$5,130,322

The Company's Bitcoin balance as of December 31, 2023, and 2022, was as follows:

	December 31, 2023	December 31, 2022
Bitcoin	$3,406,096	$888,026
Tether	10,160	-
Total digital assets	$3,416,256	$888,026

Bitcoin
	December 31, 2023	December 31, 2022
Beginning of Year	$888,026	$-
Purchase of Bitcoin	35,157	988,343
Production of Bitcoin	12,289,131	945,560
Impairment loss on mined Bitcoin	(965,967)	(79,794)
Impairment loss on purchased Bitcoin	-	(467,406)
Carrying amount of Bitcoin sold	(8,840,251)	(498,677)
End of Period	$3,406,096	$888,026

GUSD
	December 31, 2023	December 31, 2022
Beginning of Year	$-	$-
Purchase of GUSD	-	500,000
GUSD Earned on digital assets	-	5,658
Sale of GUSD	-	(505,658)
End of Period	$-	$-

	December 31, 2023	December 31, 2022

Bitcoin Balance	95.1	54.9

	December 31, 2023	December 31, 2022
Beginning of Year	54.9	-
Production of Bitcoin	423.4	53.4
Purchase of Bitcoin	2.0	31.6
Sale of Bitcoin	(385.0)	(30.1)
Fees	(0.2)	-
End of Period	95.1	54.9

The Company's cash flow summary for the years ended December 31, 2023 and 2022 are as follows:

	Years Ended December 31,
	2023	2022
Cash Flows used in Operating Activities	$(3,404,681)	$(9,136,039)
Cash Flows provided by (used in) Investing Activities	2,299,537	(18,886,107)
Cash Flows used in Financing Activities	(731,031)	(299,033)
Net Decrease in Cash	(1,836,175)	(28,321,179)
Cash - Beginning of Year	4,238,006	32,559,185
Cash - End of Period	$2,401,831	$4,238,006

Recent Capital Raising Transactions

The Company did not receive cash from equity financing transactions during the year ended December 31, 2023 or 2022.

Contractual Obligations

The Company has digital mining hosting contracts that expire between May 2024 and December 2024. These contracts currently require total monthly payments of approximately $700 thousand to $800 thousand monthly.

Cash from Operations

Net cash used in operations was approximately $3.4 million during the year ended December 31, 2023 compared with net cash used in operations of $9.1 million during the year ended December 31, 2022. During the year ended December 31, 2022, the Company paid $3.2 million as a deposit for hosting services.

Cash from Investing Activities

Net cash provided by investing activities was $2.3 million during the year ended December 31, 2023 as compared to net cash used in investing activities of $18.9 million during the year ended December 31, 2022. During the year ended December 31, 2023, the Company invested $1.6 million in deposits for mining equipment but received $2.7 million from a notes receivable for Seastar Medical Holding Corporation and $1.8 million from the sale of Symbiont assets. During the year ended December 31, 2022, the Company invested $14.7 million in deposits for mining equipment and $3.7 million in a notes receivable for Seastar Medical Holding Corporation.

Cash from Financing Activities

Net cash used in financing activities was $0.7 million during the year ended December 31, 2023 as compared to net cash used in financing activities of $0.3 million for the year ended December 31, 2022.

Outstanding Debt

Debt of the Company consisted of the following:

	December 31, 2023	December 31, 2022
Financing agreement with Imperial PFS that is unsecured. Down payment of $78,000 was required upfront and equal installment payments of $45,672 to be made over a 10 month period. The note matured on August 1, 2023. Annualized interest is 7.35%.	$-	$365,379

Financing agreement with Imperial PFS that is unsecured. Down payment of $15,000 was required upfront and equal installment payments of $13,799 to be made over an 8 month period. The note matured on August 1, 2023. Annualized interest is 7.35%.	-	110,396

Financing agreement with Imperial PFS that is unsecured. Down payment of $3,438 was required upfront and equal installment payments of $3,658 to be made over a 11 month period. The note matures on July 1, 2024. Annualized interest is 12.05%.	21,945	-

Financing agreement with Imperial PFS that is unsecured. Down payment of $36,544 was required upfront and equal installment payments of $41,879 to be made over an 10 month period. The note matures on August 1, 2024. Annualized interest is 9.6%.	335,022	-

Financing agreement with Imperial PFS that is unsecured. Down payment of $30,000 was required upfront and equal installment payments of $35,103 to be made over a 6 month period. The note matures on June 1, 2024. Annualized interest is 12.05%.	210,619

	$567,586	$475,775

Minimum required principal payments on the Company’s debt as of December 31, 2023 are as follows :

Maturity	Amount
2024	$567,586
$567,586

During the years ended December 31, 2023 and 2022 the Company paid $624 thousand and $299 thousand in principal and financing repayments, respectively.

Non-GAAP Financial Measures

Our reported results are presented in accordance with U.S. generally accepted accounting principles (“GAAP”). We also disclose Earnings before Interest, Tax, Depreciation and Amortization ("EBITDA") and Core Earnings before Interest, Tax, Depreciation and Amortization ("Core EBITDA") which adjusts for unrealized loss on investment and equity securities, unrealized gain on convertible debt securities, impairment loss on mined digital assets, impairment of intangible long-lived assets, impairment of prepaid hosting deposits, impairment of mining machine deposits and gain on adjustment of note receivable allowance, non-cash lease expenses, and stock compensation expense and option expense, all of which are non-GAAP financial measures. We believe these non-GAAP financial measures are useful to investors because they are widely accepted industry measures used by analysts and investors to compare the operating performance of Bitcoin miners.

The following tables reconcile net loss, which we believe is the most comparable GAAP measure, to EBITDA and Core EBITDA:

	Years Ended December 31,
	2023	2022

Net income (loss)	$(18,875,367)	$(27,883,287)
Income tax expense	60,571	1,438,066
Interest expense	-	4,416
Depreciation and amortization	4,983,480	478,020
Income (loss) before interest, taxes & depreciation	$(13,831,316)	$(25,962,785)
Unrealized loss (gain) on investment and equity securities	9,771,050	(4,423,985)
Realized gain on convertible debt securities	-	(287,778)
Impairment loss on prepaid mining machine deposits	36,691	3,150,000
Impairment loss on mined digital assets	965,967	79,794
Impairment loss on digital assets	-	467,406
Impairment loss on Symbiont assets	750,678	1,052,542
Gain on adjustment of note receivable allowance	(1,052,542)	-
Impairment loss on prepaid hosting deposits	184,236	1,790,712
Stock compensation and option expense	2,939,436	17,670,309
Core income (loss) before interest, taxes & depreciation	$(235,800)	$(6,463,785)

Critical Accounting Estimates and Policies

Our financial statements are prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of the consolidated financial statements in conformity with GAAP requires our management to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities, the disclosure or inclusion of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the period. Our critical accounting policies include revenue recognition, digital assets, and policies related to long-lived assets. Refer to Note 1 - Significant Accounting Policies to our financial statements for a complete discussion of the significant accounting policies and methods used in the preparation of our financial statements. We consider our critical accounting estimates to be those related to long-lived asset impairment assessments.

Long-Lived Assets Impairment Assessments

The Company assesses whether there has been an impairment of long-lived assets when a triggering event occurs, such as significant adverse changes in the business climate, current-period operating or cash flow losses, significant declines in forecasted operations, or a current expectation that an asset group will be disposed of before the end of its useful life. The assessment involves comparing undiscounted expected future cash flows to the carrying value of the long-lived asset. When the undiscounted cash flow analysis indicates a long-lived asset is not recoverable, the amount of the impairment loss is determined by measuring the excess of the carrying amount of the long-lived asset over its estimated fair value. The Company believes accounting estimates related to long-lived asset impairments are critical estimates, as they are highly susceptible to change and the impact of an impairment on reported assets and earnings could be material. Management is required to make assumptions based on expectations regarding results of operations for future periods and expected market conditions in such periods, including future fair market value of Bitcoin and network difficulty. Cryptocurrency markets can experience significant volatility and uncertainty. The Company’s assumptions relating to future results of operations are based on a combination of historical experience, economic analysis and observable market activity. The Company’s expectations regarding the holding periods of assets are based on internal budgets and projections, which consider external factors such as market conditions and advances in technology, as of the end of each reporting period. During the years ended December 31, 2023 and December 31, 2022 the Company did not record impairment expense for long-lived assets.

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

Based on management’s evaluation (in accordance with Exchange Act Rule 13a-15(b)), our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2023, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f).

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that we did maintain effective internal control over financial reporting as of December 31, 2023.

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

Changes in Internal Control Over Financial Reporting.

Remediation of Previously Reported Material Weakness

As previously disclosed in Part II Item 4A Controls and Procedures in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, we identified a material weakness associated with segregation of duties, specifically, the Company did not effectively segregate certain accounting duties nor have a proper multi-level review process due to the small size of its accounting staff.

During 2023, we implemented our previously disclosed remediation plan, which included completing the following remediation actions:

• appointment of additional qualified staff and use of outside experts;

• increasing the size of our accounting staff by 33%;

• documentation of internal control procedures

• implementation of new controls and monitoring of controls to ensure compliance of such controls; and

• expansion of the management and governance over IT system controls.

During the fourth quarter ended December 31, 2023, we completed the necessary validation and testing to conclude that the material weakness was remediated as of December 31, 2023.

Except for the material weakness remediation described above, there were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the quarter ended December 31, 2023, none of the Company's directors or executive officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item will be included in and is hereby incorporated by reference from our definitive proxy statement relating to our 2024 annual meeting of stockholders or an amendment to this Form 10-K, which we intend to file within 120 days after the end of our fiscal year ended December 31, 2023.

Item 11. Executive Compensation.

The information required by this Item will be included in and is hereby incorporated by reference from our definitive proxy statement relating to our 2024 annual meeting of stockholders or an amendment to this Form 10-K, which we intend to file within 120 days after the end of our fiscal year ended December 31, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be included in and is hereby incorporated by reference from our definitive proxy statement relating to our 2024 annual meeting of stockholders or an amendment to this Form 10-K, which we intend to file within 120 days after the end of our fiscal year ended December 31, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be included in and is hereby incorporated by reference from our definitive proxy statement relating to our 2024 annual meeting of stockholders or an amendment to this Form 10-K, which we intend to file within 120 days after the end of our fiscal year ended December 31, 2023.

Item 14. Principal Accounting Fees and Services.

The information required by this Item will be included in and is hereby incorporated by reference from our definitive proxy statement relating to our 2024 annual meeting of stockholders or an amendment to this Form 10-K, which we intend to file within 120 days after the end of our fiscal year ended December 31, 2023.

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

Item 16. Form 10-K Summary.

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

LM Funding America, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of LM Funding American, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, change in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of the Accounting for and Disclosure of Bitcoin Mining Revenue Recognized

As disclosed in Note 1 to the financial statements, the Company recognizes revenue in accordance with Topic 606, Revenue from Contracts with Customers. The Company provides computing power to its mining pools and in exchange for providing such computing power, the Company is entitled to a fractional share of the fixed bitcoin awards earned, plus a fractional share of the transaction fee reward, less net digital asset fees due to the mining pool operator over the measurement period. The Company’s fractional share is based on the proportion of computing power the Company contributed to the mining pool operator to the total computing power contributed by all mining pool participants in solving the current algorithm. During the year ended December 31, 2023, the Company recognized net bitcoin mining revenue of approximately $12.3 million. The Company’s management has exercised significant judgment in their determination of how existing GAAP should be applied to the accounting for and disclosure of bitcoin mining revenue recognized.

The primary procedures we performed to address this critical audit matter included the following:

•
Evaluated management’s rationale for the application of Topic 606 to account for bitcoin awards earned;
•
Evaluated management’s disclosures of its bitcoin activities in the financial statement footnotes;
•
Evaluated and tested management’s rationale and supporting documentation associated with the valuation of bitcoin awards earned;
•
Independently confirmed certain financial data and wallet records directly with the mining pools;

•
Compared the Company’s wallet records of bitcoin mining revenue received to publicly available blockchain records; and
•
Undertook an analytical review of total bitcoin mining revenue expected to be recognized by the Company by assessing the total hash power contributed onto the network by the Company against total block rewards and transaction fees issued over the year.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2018.

Houston, Texas

April 1, 2024

LM FUNDING AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2023	2022

Assets
Cash	$2,401,831	$4,238,006
Digital Assets (Note 2)	3,416,256	888,026
Finance receivables	19,221	26,802
Marketable securities (Note 5)	17,860	4,290
Notes receivable from Seastar Medical Holding Corporation (Note 5)	-	3,807,749
Receivable from sale of Symbiont assets	200,000	-
Prepaid expenses and other assets	4,067,212	1,233,322
Income tax receivable	31,187	293,466
Current assets	10,153,567	10,491,661

Fixed assets, net (Note 3)	24,519,610	27,272,374
Deposits on mining equipment (Note 4)	20,837	525,219
Hosting services deposits (Note 4)	-	2,200,452
Notes receivable from Seastar Medical Holding Corporation (Note 5)	1,440,498	-
Long-term investments - debt security (Note 5)	-	2,402,542
Less: Allowance for losses on debt security (Note 5)	-	(1,052,542)
Long-term investments - debt security, net (Note 5)	-	1,350,000
Long-term investments - equity securities (Note 5)	156,992	464,778
Investment in Seastar Medical Holding Corporation (Note 5)	1,145,486	10,608,750
Operating lease - right of use assets (Note 7)	189,009	265,658
Other assets	86,798	10,726
Long-term assets	27,559,230	42,697,957
Total assets	$37,712,797	$53,189,618

Liabilities and stockholders' equity
Accounts payable and accrued expenses	2,064,909	1,570,906
Note payable - short-term (Note 6)	567,586	475,775
Due to related parties (Note 9)	22,845	75,488
Current portion of lease liability (Note 7)	110,384	90,823
Total current liabilities	2,765,724	2,212,992

Lease liability - net of current portion (Note 7)	85,775	179,397
Long-term liabilities	85,775	179,397
Total liabilities	2,851,499	2,392,389

Stockholders' equity (Note 10)
Preferred stock, par value $.001; 150,000,000 shares authorized; no shares issued and outstanding as of December 31, 2023 and December 31, 2022	-	-
Common stock, par value $.001; 350,000,000 shares authorized; 2,492,964 shares issued and outstanding as of December 31, 2023 and 2,232,964 as of December 31, 2022	2,493	2,233
Additional paid-in capital	95,145,376	92,206,200
Accumulated deficit	(58,961,461)	(43,017,207)
Total LM Funding America stockholders' equity	36,186,408	49,191,226
Non-controlling interest	(1,325,110)	1,606,003
Total stockholders' equity	34,861,298	50,797,229
Total liabilities and stockholders’ equity	$37,712,797	$53,189,618

The accompanying notes are an integral part of these consolidated financial statements.

LM FUNDING AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2023	2022
Revenues:
Digital mining revenues	$12,289,131	$945,560
Specialty finance revenue	550,445	626,773
Rental revenue	144,514	161,618
Total revenues	12,984,090	1,733,951
Operating costs and expenses:
Digital mining cost of revenues (exclusive of depreciation and amortization shown below)	9,406,940	1,033,226
Staff costs and payroll	5,858,736	19,422,723
Professional fees	1,863,038	3,158,446
Settlement costs with associations	10,000	160
Selling, general and administrative	851,806	635,268
Real estate management and disposal	146,716	110,465
Depreciation and amortization	4,983,480	478,020
Collection costs	29,875	(12,213)
Impairment loss on mined digital assets	965,967	79,794
Realized gain on sale of mined digital assets	(2,070,508)	-
Other operating costs	999,959	1,504,047
Total operating costs and expenses	23,046,009	26,409,936
Operating loss	(10,061,919)	(24,675,985)
Realized gain (loss) on securities	4,420	(349,920)
Realized gain on convertible debt securities	-	287,778
Unrealized gain (loss) on marketable securities	13,570	(56,830)
Impairment loss on prepaid machine deposits	(36,691)	(3,150,000)
Impairment loss on prepaid hosting deposits	(184,236)	(1,790,712)
Impairment loss on Symbiont assets	(750,678)	(1,052,542)
Unrealized gain (loss) on investment and equity securities	(9,771,050)	4,423,985
Impairment loss on digital assets	-	(467,406)
Realized gain on sale of purchased digital assets	1,917	20,254
Loss on disposal of assets	(9,389)	(38,054)
Digital assets other income	-	5,658
Other income - coupon sales	639,472	-
Gain on adjustment of note receivable allowance	1,052,542	-
Other income - finance revenue	37,660	-
Dividend income	-	3,875
Interest income, net	249,586	394,678
Loss before income taxes	(18,814,796)	(26,445,221)
Income tax expense	(60,571)	(1,438,066)
Net Loss	$(18,875,367)	$(27,883,287)
Less: loss (income) attributable to non-controlling interest	2,931,113	(1,356,914)
Net loss attributable to LM Funding America Inc.	$(15,944,254)	$(29,240,201)

Basic loss per common share	$(6.98)	$(13.10)
Diluted loss per common share	$(6.98)	$(13.10)

Weighted average number of common shares outstanding
Basic	2,283,836	2,231,681
Diluted	2,283,836	2,231,681

The accompanying notes are an integral part of these consolidated financial statements.

LM FUNDING AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECMEBER 31, 2023 AND 2022

	Common Stock
	Shares	Amount	Additional paid-in capital	Accumulated Deficit	Non-Controlling Interest	Total Equity
Balance - December 31, 2021	2,220,640	$2,221	$74,535,903	$(13,777,006)	$249,089	$61,010,207
Stock issued for services	12,324	12	(12)	-	-	-
Stock compensation	-	-	1,098,331	-	-	1,098,331
Stock option expense	-	-	16,571,978	-	-	16,571,978
Net income (loss)	-	-	-	(29,240,201)	1,356,914	(27,883,287)
Balance - December 31, 2022	2,232,964	$2,233	$92,206,200	$(43,017,207)	$1,606,003	$50,797,229

Stock option expense	-	-	1,843,731	-	-	1,843,731
Stock compensation	260,000	260	1,095,445	-	-	1,095,705
Net loss	-	-	-	(15,944,254)	(2,931,113)	(18,875,367)
Balance - December 31, 2023	2,492,964	$2,493	$95,145,376	$(58,961,461)	$(1,325,110)	$34,861,298

The accompanying notes are an integral part of these consolidated financial statements.

LM FUNDING AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,875,367)	$(27,883,287)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	4,983,480	478,020
Noncash lease expense	98,536	95,098
Stock compensation	1,095,705	1,098,331
Stock option expense	1,843,731	16,571,978
Accrued investment income	(159,692)	(392,412)
Accrued recovery of legal fees	-	(55,364)
Impairment loss on digital assets	965,967	547,200
Impairment loss on mining machine deposits	36,691	3,150,000
Impairment loss on hosting deposits	184,236	1,790,712
Impairment loss on Symbiont assets	750,678	-
Unrealized loss (gain) on marketable securities	(13,570)	56,830
Unrealized loss (gain) on investment and equity securities	9,771,050	(4,423,985)
Loss on disposal of fixed assets	9,389	38,054
Realized loss (gain) on securities	(4,420)	349,920
Realized gain on convertible note receivable	-	(287,778)
Realized gain on sale of digital assets	(2,072,425)	(20,254)
Proceeds from securities	744,036	2,565,893
Convertible debt and interest converted into marketable securities	-	844,882
Investments in marketable securities	(739,616)	(844,882)
(Reversal of) allowance loss on debt security	(1,052,542)	1,052,542
Change in operating assets and liabilities:
Prepaid expenses and other assets	189,407	651,472
Hosting deposits	(36,691)	(3,202,764)
Repayments to related party	(52,643)	(45,732)
Accounts payable and accrued expenses	177,478	393,260
Mining of digital assets	(12,289,131)	(945,560)
Proceeds from sale of digital assets	10,874,701	-
Lease liability payments	(95,948)	(98,569)
Income tax receivable	262,279	(293,466)
Deferred taxes and taxes payable	-	(326,178)
Net cash used in operating activities	(3,404,681)	(9,136,039)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net collections of finance receivables - original product	(6,428)	13,993
Net collections of finance receivables - special product	14,009	(12,602)
Capital expenditures	(1,625,284)	(15,382)
Investment in notes receivable - Seastar Medical Holding Corporation	(125,000)	(3,753,090)
Collection of notes receivable	2,651,943	-
Investment in digital assets	(35,157)	(988,343)
Proceeds from sale of purchased digital assets	27,815	518,931
Financing activities for Symbiont asset acquisition	(402,361)	-
Symbiont asset sale	1,800,000	-
Deposits for mining equipment	-	(14,649,614)
Net cash from (used in) investing activities	2,299,537	(18,886,107)
CASH FLOWS FROM FINANCING ACTIVITIES:
Loan principal and insurance financing repayments	(624,481)	(299,033)
Issue costs from the issuance of common stock	(106,550)	-
Net cash used in financing activities	(731,031)	(299,033)
NET DECREASE IN CASH	(1,836,175)	(28,321,179)
CASH - BEGINNING OF PERIOD	4,238,006	32,559,185
CASH - END OF PERIOD	$2,401,831	$4,238,006

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Insurance financing	$716,292	$660,120
ROU assets and operating lease obligation recognized	$21,887	$300,787
Reclassification of mining equipment deposit to fixed assets, net	$1,177,226	$26,961,095
Capital expenditures in accrued liabilities	$1,035,374	$718,416
Reclassification of Reverse stock split	$10,859	$-

SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION
Cash paid for taxes	$-	$2,057,710
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

LM FUNDING AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Note 1. Summary of Significant Accounting Policies

Nature of Operations

LM Funding America, Inc. (“we”, “our”, “LMFA” or the “Company”) was formed as a Delaware corporation on April 20, 2015.

LMFA is the sole member of several entities including LM Funding, LLC, which was organized in January 2008, US Digital Mining and Hosting Co. ("US Digital"), which was created on September 10, 2021; LMFA Financing LLC, created on November 21, 2020, and LMFAO Sponsor LLC, created on October 29, 2020. US Digital has created various 100% owned subsidiaries to engage in business in various states.

LMFAO Sponsor LLC created a majority owned subsidiary LMF Acquisition Opportunities Inc. on October 29, 2020. LMF Acquisition Opportunities Inc was merged with Seastar Medical Holding Corporation on October 28, 2022.

The Company also from time to time organizes other subsidiaries to serve a specific purpose or hold a specific asset.

Lines of Business

On September 15, 2021, the Company announced its plan to operate in the Bitcoin mining ecosystem, and we commenced Bitcoin mining operations in late September 2022. This business operation deploys our computing power to mine Bitcoin on the Bitcoin network. We conduct this business through our wholly owned subsidiary, US Digital, a Florida limited liability company, which we formed in 2021 to develop and operate our cryptocurrency mining business.

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

Factors such as access to computer processing capacity, interconnectivity, electricity cost, environmental factors (such as cooling capacity) and location play important roles in mining. In Bitcoin mining, “hashrate” is a measure of the computing and processing power and speed by which a mining computer mines and processes transactions on the Bitcoin network. We expect to continue increasing our computing power through 2024 and beyond as we expand the number of active mining machines. A company’s computing power measured in hashrate is generally considered to be one of the most important metrics for evaluating Bitcoin mining companies.

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

Liquidity

The accompanying consolidated financial statements of the Company have been prepared assuming the Company will continue as a going concern. The going concern basis of presentation assumes that the Company will continue in operation one year after the date these financial statements are issued and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. The evaluation of going concern under the accounting guidance requires significant judgment which involves the Company to consider that it has historically incurred losses in recent years as it has prepared to grow its business through expansion and acquisition opportunities. The Company must also consider its current liquidity as well as future market and economic conditions that may be deemed outside the control of the Company as it relates to obtaining financing and generating future profits. As of December 31, 2023, the Company had $2.4 million available cash on-hand and bitcoin with a fair market value of $3.4 million. After considering its current liquidity and future market and economic conditions, the Company has concluded there is no substantial doubt about the Company’s ability to continue as a going concern.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates include the evaluation of probable losses on balances due from a related party, the realization of deferred tax assets, the evaluation of contingent losses related to litigation and reserves on notes receivables. We consider our critical accounting estimates to be those related to long-lived asset impairment assessments. Our estimates may change, however, as new events occur and additional information is obtained, and any such changes will be recognized in the consolidated financial statements.

Segment and Reporting Unit Information

Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Chief Executive Officer and Chief Financial Officer of the Company are determined to comprise the CODM, as a group. The Company has two operating segments as of December 31, 2023, which we refer to as Specialty Finance and Mining Operations. Our corporate oversight function and other components that may earn revenues that are only incidental to the activities of the Company are aggregated and included in the “All Other” category. See Note 11, “Segment Information”.

Cash

The Company maintains cash balances at several financial institutions that are insured under the Federal Deposit Insurance Corporation’s (“FDIC”) Transition Account Guarantee Program. Balances with the financial institutions may exceed federally insured limits. We have approximately $2.2 million of cash in various institutions that exceed the FDIC or SIPC insurance coverage limit of $250,000.

Digital Assets

Bitcoin are included in current assets in the consolidated balance sheets due to the Company’s ability to sell them in a highly liquid marketplace and its intent to liquidate its bitcoin to support operations when needed. Bitcoin are accounted for under the Company’s revenue recognition policy detailed in Note 1 – Summary of Significant Accounting Policies. Bitcoin are classified as indefinite-lived intangible assets in accordance with ASC 350, Intangibles – Goodwill and Other, and are recorded at cost less impairment.

We have ownership of and control over our digital assets and use cold storage wallets and third-party custodial services to secure them. Digital assets that are purchased are initially recorded at cost and bitcoin that is earned is measured at fair value on the date earned at the daily closing price, which is not materially different from the fair value at contract inception, which is the daily opening price (refer to Revenue Recognition policy). Digital assets are measured on the consolidated balance sheet at cost, net of any impairment losses incurred since acquisition. When applicable, we account for stablecoin as financial assets in accordance with ASC 310, Receivables. The stablecoin are recorded at cost less impairment, which approximates their fair value.

We determine the fair value of our digital assets that are accounted for as intangible assets in accordance with ASC 820, Fair Value Measurement, based on quoted prices from our principal market for such assets (Level 1 inputs). We perform an analysis each month to identify whether events or changes in circumstances indicate that it is more likely than not that our digital assets are impaired. If the current carrying value of a digital asset exceeds the fair value so determined, an impairment loss has occurred with respect to those digital assets in the amount equal to the difference between their carrying values and the fair value. The fair value of digital assets is determined on a nonrecurring basis based on the lowest intraday quoted price as reported in the digital assets’ principal market.

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

On December 13, 2023, the FASB issued ASU 2023-08, which addresses the accounting and disclosure requirements for certain crypto assets. The standard will be adopted by the Company effective January 1, 2024. Refer to Recently issued accounting pronouncements in this Annual Report on Form 10-K for a description of the expected effect on the Company’s consolidated financial position and results from operations upon adoption of the standard.

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

Finance Receivables

Finance receivables are recorded at the amount funded or cost (by unit). The Company evaluates its finance receivables at each period end for losses that are considered probable and can be reasonably estimated in accordance with ASC 450-20. As discussed above, recoverability of funded amounts under the Company’s original product is generally assured because of the protection of the Super Lien Amount. However, the Company did have an accrual at December 31, 2023 and 2022, respectively for an allowance for credit losses for this program of approximately $44 thousand and $48 thousand.

Under the New Neighbor Guaranty program (special product), the Company funds amounts in excess of the Super Lien Amount. When evaluating the carrying value of its finance receivables, the Company looks at the likelihood of future cash flows based on historical payoffs, the fair value of the underlying real estate, the general condition of the Association in which the unit exists, and the general economic real estate environment in the local area. The Company estimated an allowance for credit losses for this program of approximately $8 thousand and $9 thousand as of December 31, 2023 and December 31, 2022, respectively under ASC 450-20 related to its New Neighbor Guaranty program.

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

Fixed Assets

The Company capitalizes all acquisitions of fixed assets in excess of $500. Fixed assets are stated at cost, net of accumulated depreciation. State and local use tax for equipment shipped from overseas is generally accrued on a quarterly basis at the time equipment is placed in service and is paid to the state in which the equipment is being utilized. Depreciation is computed using the straight-line method over the estimated useful lives of the assets and commences once the assets are ready for their intended use. Fixed assets are comprised of furniture, computer, office equipment, buildings and mining machines with assigned useful lives of 3 to 30 years.

The Company classifies mining machine deposit payments within "Deposits on mining equipment" in the consolidated balance sheets. As mining machines are received, the respective cost of the mining machines plus the related shipping and customs fees are reclassified from "Deposits on mining equipment" to "Fixed assets, net" in the consolidated balance sheet. Refer to Note 4. In addition, as part of its periodic review of its fixed asset groups during the fourth quarter of 2023, the Company changed the estimated useful life for its mining machines from 5 years to 4 years. The change is accounted for on a prospective basis.

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

Equipment Purchases

During 2021, we purchased an aggregate of 5,046 Bitcoin S19J Pro Antminer cryptocurrency mining machines for an aggregate purchase price of $24.4 million (the “Mining Machines”) from Bitmain after certain credits. We received all of the Mining Machines purchased during 2021 from August 2022 through November 2022.

During the year ended December 31, 2022, the Company purchased an additional 400 Bitcoin Miner S19J Pro machines from Bitmain for an aggregate purchase price of approximately $1.3 million which were delivered in December 2022.

Additionally, during the year ended December 31, 2022, the Company purchased 200 Bitcoin S19 XP Antminer cryptocurrency mining machines ("XP Machines") from Bitmain for an aggregate purchase price of approximately $1.3 million. which were delivered in January 2023. We used various Bitmain credits and coupons totaling approximately $1.0 million to pay for the machines and we paid the remaining $0.3 million non-refundable payment in cash.

We purchased an additional 65 S19 XP machines on December 20, 2022 and another 125 S19 XP machines on January 15, 2023 from Bitmain for an aggregate purchase price of approximately $1.1 million. We used various Bitmain credits and coupons totaling approximately $0.6 million to pay for the 65 S19 XP machines that were ordered in December 2022, and in January 2023 we paid the remaining $0.5 million non-refundable payment relating to the 125 S19 XP machines in cash. All 190 XP machines were delivered in April 2023. We also paid $0.3 million to acquire an additional 101 S19 XP machines from Bitmain which were delivered in May 2023.

Since the inception of our contracts with Bitmain, we have paid an aggregate of approximately $29.0 million to Bitmain and related vendors relating to the purchase of these machines through December 31, 2023.

As of March 8, 2024, we had approximately 5,900 active machines with hashing capacity of approximately 0.61 EH/s.

Right to Use Assets

The Company capitalizes all leased assets pursuant to ASU 2016-02, "Leases (Topic 842)," which requires lessees to recognize right-of-use assets and lease liability, initially measured at present value of the lease payments, on its balance sheet for leases with terms longer than 12 months and classified as either financing or operating leases. As of December 31, 2023 and 2022, right to use assets, net of accumulated amortization, was approximately $189 thousand and $266 thousand.

Impairment of Long-Lived Assets

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment amount is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. There was no impairment of long-lived assets for the years ended December 31, 2023 and 2022.

Revenue Recognition - Digital Mining

We recognize revenue in accordance with generally accepted accounting principles as outlined in the Financial Accounting Standard Board's (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue From Contracts with Customers, which requires that five steps be followed in evaluating revenue recognition: (i) identify the contract with the customer; (ii) identity the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price; and (v) recognize revenue when or as the entity satisfied a performance obligation.

Our accounting policy on revenue recognition for our bitcoin mining segment is provided below.

Step 1: The Company enters into a contract with a bitcoin mining pool operator (i.e., the customer) to provide computing power to the mining pools. The contracts are terminable at any time by either party and the Company’s enforceable right to compensation only begins when the Company starts providing computing power to the mining pool operator (which occurs daily at midnight Universal Time Coordinated (UTC)). When participating in ratable share pools, in exchange for providing computing power the Company is entitled to a fractional share of the Bitcoin award the mining pool operator receives for successfully adding a block to the blockchain, plus a fractional share of the transaction fees attached to that blockchain. The Company’s fractional share is based on the proportion of computing power the Company contributed to the mining pool operator to the total computing power contributed by all mining pool participants in solving the current algorithm.

When participating in a Full Pay Per Share (“FPPS”) mining pool, in exchange for providing computing power to the pool the Company is entitled to compensation, calculated on a daily basis, at an amount that approximates the total Bitcoin that could have been mined using the Company’s computing power, calculated on a look-back basis across previous blocks using the pools hash rate index. Applying the criteria per ASC 606-10-25-1, the contract arises at the point that the Company provides computing power to the mining pool operator, which is beginning contract day at midnight UTC (contract inception), because customer consumption is in tandem with daily earnings of delivery of the computing power.

Step 2: In order to identify the performance obligations in a contract with a customer, a company must assess the promised goods or services in the contract and identify each promised good or service that is distinct. A performance obligation meets ASC 606’s definition of a “distinct” good or service (or bundle of goods or services) if both of the following criteria are met:

•The customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer (i.e., the good or service is capable of being distinct); and

•The entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract (i.e., the promise to transfer the good or service is distinct within the context of the contract).

Based on these criteria, the Company has a single performance obligation in providing computing power services (i.e., hashrate) to the mining pool operator (i.e., customer). The performance obligation of computing power services is fulfilled daily over-time, as opposed to a point in time, because the Company provides the hashrate throughout the day and the customer simultaneously obtains control of it and uses the asset to produce bitcoin. The Company has full control of the mining equipment utilized in the mining pool and if the Company determines it will increase or decrease the processing power of its machines and/or fleet (i.e., for repairs or when power costs are excessive) the computing power provided to the customer will be reduced.

Step 3: The transaction consideration the Company earns is non-cash digital consideration in the form of bitcoin, which the Company measures at fair value on the date earned at the daily closing price, which is not materially different from the fair value at contract inception, which is the daily opening price.

The transaction consideration the Company earns is all variable since it is dependent on the daily computing power provided by the Company under the FPPS model and total bitcoin earned by the under the ratable share model. The Company’s bitcoins earned through the contractual payout formula is not known until the Company’s computational hashrate contributed over the daily measurement period is fulfilled over-time daily between midnight-to-midnight UTC time. The Company’s proportionate amount of the global network transaction fee rewards earned are calculated at the end of each transactional day (midnight to midnight). There are no other forms of variable considerations, such as discounts, rebates, refunds, credits, price concessions, incentives, performance bonuses, penalties, or other similar items.

The Company does not constrain this variable consideration because it is probable that a significant reversal in the amount of revenue recognized from the contract will not occur when the uncertainty is subsequently resolved and recognizes the noncash consideration on the same day that control is transferred, which is the same day as contract inception.

Step 4: The transaction price is allocated to the single performance obligation upon verification for the provision of computing power to the mining pool operator, and total Bitcoin rewards earned by the pool, when applicable under a ratable share model. There is a single performance obligation (i.e., computing power or (hashrate) for the contract; therefore, all consideration from the mining pool operator is allocated to this single performance obligation.

Step 5: The Company’s performance is complete in transferring the hashrate service over-time (midnight to midnight) to the customer and the customer obtains control of that asset.

In exchange for providing computing power, the Company is entitled to a pro-rata share of the fixed bitcoin awards earned over the measurement period, plus a pro-rata fractional share of the global transaction fee rewards for the respective measurement period, less net digital asset fees due to the mining pool operator over the measurement period, as applicable. The transaction consideration the Company receives is non-cash consideration, in the form of bitcoin. The Company measures the bitcoin at fair value on the date earned using the closing price of bitcoin on the date earned (midnight UTC), which is not materially different from the fair value at contract inception, which is the daily opening price.

There are no deferred revenues or other liability obligations recorded by the Company since there are no payments in advance of the performance. At the end of the 24 hour “midnight-to-midnight” period, there are no remaining performance obligations.

Bitcoin earned by the Company through its mining activities are included within operating activities on the accompanying consolidated statements of cash flows. The sale of bitcoin are included within operating activities as the Company sells its bitcoin to fund operations in the normal course of business. The Company will evaluate time periods when the Company holds bitcoin for a longer period of time and sale so such would be recorded as investing activities. For the fiscal years ended December 31, 2023 and 2022, all cash proceeds received from sale of bitcoin were classified as operating cash flows in the accompanying consolidated statements of cash flows.

Cost of Revenues - Digital Assets

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

Hosting Contracts

The Company, through its wholly-owned subsidiary, US Digital, entered into a hosting agreement (the “Core Hosting Agreement”) with Core Scientific Inc. (“Core”) pursuant to which Core agreed to host approximately 4,870 of the Company's Bitcoin Miner S19J Pro or XP machines at a secure location and provide power, maintenance and other services specified in the contract with a term of one year, with automatic renewals unless we or Core notifies the other in writing not less than ninety (90) calendar days before such renewal of its desire for the order not to renew unless terminated sooner pursuant to the terms of the Core Hosting Agreement. These agreements mature in different tranches starting in May 2024 for approximately 4,380 machines and December 2024 for approximately 500 machines.

As required under the Core Hosting Agreement, the Company has paid approximately $2.2 million as of December 31, 2023 as a deposit. As of March 8, 2024, Core has energized approximately 4,870 of our machines located at their sites with a hashing capacity of approximately 0.50 EH/s on a daily basis. In December 2022, Core filed for Chapter 11 bankruptcy in the U.S. Bankruptcy Court for the Southern District of Texas and exited bankruptcy in January 2024. Core's bankruptcy filing did not negatively impact our mining ability at their sites.

On January 26, 2023, the Company entered into a hosting agreement (the “Phoenix Hosting Agreement”) with Phoenix Industries Inc. (“Phoenix”) pursuant to which Phoenix agreed to host 228 of the Company's Bitcoin Miner S19J Pro machines at a secure location and provide power, maintenance and other services specified in the contract with a term of two years. This Phoenix Hosting Agreement would renew automatically for an additional two years if the Company were to provide written notice to Phoenix of our desire of renewal at least sixty (60) days in advance of the conclusion of the initial term of two years, unless terminated sooner pursuant to the terms of the Phoenix Hosting Agreement. As required under the Phoenix Hosting Agreement, the Company paid approximately $36 thousand as a deposit in January 2023. The Company and Phoenix mutually terminated this agreement effective April 18, 2023 and the Company's S19J Pro machines were returned to the Company in May 2023. The Company fully impaired the $36 thousand deposit during the year ended December 31, 2023.

On March 9, 2023, the Company entered into a hosting agreement (the “Longbow Hosting Agreement”) with Longbow Host Co LLC (“Longbow”) pursuant to which Longbow agreed to host 500 of the Company's Bitcoin Miner S19J Pro machines at a secure location and provide power, maintenance and other services specified in the contract with a term of two years. Upon written request from the Company at least ninety (90) days prior to the conclusion of the then current term and approval by Longbow, the term shall renew for successive one year periods with a three percent (3%) increase as of the commencement of each renewal term unless terminated sooner pursuant to the terms of the Longbow Hosting Agreement. As required under the Longbow Hosting Agreement, the Company paid approximately $157 thousand as a refundable deposit in March 2023. The Company had 500 machines installed at the Longbow site as of June 30, 2023. The Company terminated this agreement on August 1, 2023 and expensed 50% of the $157 thousand deposit during the year ended December 31, 2023 and applied the remainder to outstanding invoices. The machines were returned to the Company in September 2023.

On May 5, 2023, the Company entered into a hosting agreement (the “GIGA Hosting Agreement”) with GIGA Energy Inc. (“GIGA”) pursuant to which GIGA agreed to host 1,080 of the Company's Bitcoin Miner S19J Pro machines at a secure location and provide power, maintenance and other services specified in the contract with a term of one year. As required under the GIGA Hosting Agreement, the Company paid approximately $173 thousand as a pre-payment in May 2023, which was applied to subsequent invoices. The Company also paid a refundable deposit of $173 thousand in August 2023 of which $56 thousand was applied to subsequent invoices. The Company had 1,075 active machines installed at the GIGA site as of December 31, 2023.

Coupon Sales

From time to time the Company receives coupons from Bitmain to incentivize purchases of equipment. Coupons have a stated face value in dollars and can be applied against future invoices for purchased machines. Coupons are transferable and there are not restrictions on the sale to third parties. Occasionally, the Company sells coupons to third parties in exchange for cash consideration or digital assets. As there is currently no active market for the buying and selling of Bitmain coupons, the Company has determined that the fair value of coupons received is nil at the time of receipt therefore revenue associated with the sale of such coupons is not recognized until the sale transaction has been completed and consideration has been received from the third party. During the year ended December 31, 2023, the Company sold Bitmain coupons for approximately $639 thousand, which was recognized as other income within "Other income - coupon sales" in the Consolidated Statements of Operations. The coupons sold during the year ended December 31, 2023 were exchanged for digital assets (Tether) which had a fair value of approximately $10 thousand at the time of receipt.

Stock-Based Compensation

The Company records all equity-based incentive grants to employees and non-employee members of the Company’s Board of Directors in operating expenses in the Company’s Consolidated Statements of Operations based on their fair values determined on the date of grant. Stock-based compensation expense, reduced for estimated forfeitures, is recognized over the requisite service period of the award, which is generally the vesting term of the outstanding equity awards. The expense attribution method is straight-line or accelerated graded-vesting depending on the nature of the award.

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

Under ASC 740-10-30-5, Income Taxes, deferred tax assets should be reduced by a valuation allowance if, based on the weight of available evidence, it is more-likely-than-not (i.e., a likelihood of more than 50%) that some portion or all of the deferred tax assets will not be realized. The Company considers all positive and negative evidence available in determining the potential realization of deferred tax assets including, primarily, the recent history of taxable earnings or losses. Based on operating losses reported by the Company during 2023, 2022, 2020 and 2019, the Company concluded there was not sufficient positive evidence to overcome this recent operating history. As a result, the Company believes that a valuation allowance is necessary based on the more-likely-than-not threshold noted above. During the year ended December 31, 2023, the Company increased the valuation allowance to approximately $14.1 million to reflect a change in deferred tax assets. During the year ended December 31, 2022, the Company increased the valuation allowance to $8.5 million to reflect a change in deferred tax assets.

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

The Company issued approximately 260 thousand and nil restricted shares during the year ended December 31, 2023 and 2022. The weighted average shares used in calculating loss per share for the year ended December 31, 2023 includes 173,333 restricted shares that were fully vested as of December 31, 2023 based on their respective vesting date and excludes 86,667 restricted shares that were legally issued but not vested as of December 31, 2023. The Company issued nil and 12,324 of common stock at various times during 2023 and 2022, respectively. The Company has weighted average these new shares in calculating income (loss) per share for the relevant period.

Diluted income (loss) per share for the period equals basic loss per share as the effect of any convertible notes, stock based compensation awards, cancellation of such awards or stock warrants would be anti-dilutive.

The anti-dilutive stock based compensation awards and convertible notes consisted of:

	As of December 31,
	2023	2022
Stock Options	599,597	186,877
Stock Warrants	1,274,807	1,279,573
Restricted Shares	86,667	-

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

Related Party

ASC 850 - Related Party Disclosures requires disclosure of related party transactions and certain common control relationships. The Company disclosures related party transactions and such transactions are approved by the Company’s Board of Directors. See Note 9.

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

Non-cash Financing and Investing Activities

Financing of Insurance Premium – the Company financed the purchase of various insurance policies during the year ended December 31, 2023 and 2022 in the amount of approximately $716 thousand and $660 thousand, respectively, using a finance agreement.

ROU assets and operating lease obligation recognized - Due to the extension of its office building operating lease during the year ended December 31, 2023, the Company remeasured its lease liability and ROU asset associated with the lease. The Company accounted for the lease extension as a lease modification under ASC 842. At the effective date of modification, the Company recorded an adjustment to the right-of-use asset and lease liability in the amount of approximately $301 thousand.

Reclassification of mining equipment deposit to fixed assets, net - During the year ended December 31, 2023 and 2022 as mining machines were received, the Company reclassified approximately $1.2 million and $26.9 million of mining machine costs plus related shipping and customs fees from "Deposits on mining equipment" to "Fixed assets, net" in the consolidated balance sheets.

Amount of capital expenditures in accounts payable and accrued expenditures - During the year ended December 31, 2023 and 2022, approximately $1.0 million and $718 thousand or accrued expenditures were capitalized as fixed assets, respectively.

Reclassification of Reverse stock split - During the year ended December 31, 2023 and 2022, approximately $11 thousand and nil was reclassified from common stock to additional paid in capital, respectively, as a result of the reverse stock split.

Recently adopted accounting pronouncements

There were no new accounting pronouncements adopted during the year ended December 31, 2023 or 2022 that were determined to have a material effect on the Company's financial position, results of operations or cash flows.

Recently issued accounting pronouncements

The Company considers the applicability and impact of all Accounting Standards Updates ("ASUs") issued the Financial Accounting Standards Board (“FASB”). ASUs issued by FASB, but which are not yet effective, were assessed and determined to be either not applicable to the Company or to have an insignificant impact on the consolidated financial statements.

On December 13, 2023, the FASB issued ASU 2023-08, which addresses the accounting and disclosure requirements for certain crypto assets. The new guidance requires entities to subsequently measure certain crypto assets at fair value, with changes in fair value recorded in net income in each reporting period. In addition, entities are required to provide additional disclosures about the holdings of certain crypto assets. For all entities, the ASU’s amendments are effective for fiscal years beginning after December 15, 2024, including interim periods within those years. Early adoption is permitted. If an entity adopts the amendments in an interim period, it must adopt them as of the beginning of the fiscal year that includes that interim period. The Company will early adopt the standard as of January 1, 2024 which will result in an adjustment to increase opening retained earnings and digital assets by approximately $600 thousand.

On December 14, 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which requires more detailed income tax disclosures. The standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adoption of the standard.

On November 27, 2023, the FASB issued ASU 2023-07, which addresses improvements to reportable segment disclosures. The guidance is effective for annual periods beginning after December 15, 2023, and interim periods beginning after December 15, 2024, applied retrospectively with early adoption permitted. The Company is currently evaluating the impact of adoption of the standard.

Note 2. Digital Assets

Digital assets (Bitcoin and Tether) consisted of the following:

	December 31, 2023	December 31, 2022
Bitcoin	$3,406,096	$888,026
Tether	10,160	-
Total digital assets	$3,416,256	$888,026

Bitcoin
	December 31, 2023	December 31, 2022
Beginning of Year	$888,026	$-
Purchase of Bitcoin	35,157	988,343
Production of Bitcoin	12,289,131	945,560
Impairment loss on mined Bitcoin	(965,967)	(79,794)
Impairment loss on purchased Bitcoin	-	(467,406)
Carrying amount of Bitcoin sold	(8,840,251)	(498,677)
End of Period	$3,406,096	$888,026

Digital asset (Bitcoin) activity consisted of the following:

	December 31, 2023	December 31, 2022

Bitcoin Balance	95.1	54.9

	December 31, 2023	December 31, 2022
Beginning of Year	54.9	-
Production of Bitcoin	423.4	53.4
Purchase of Bitcoin	2.0	31.6
Sale of Bitcoin	(385.0)	(30.1)
Fees	(0.2)	-
End of Period	95.1	54.9

Digital asset activity (GUSD) consisted of the following:

	December 31, 2023	December 31, 2022
Beginning of Year	$-	$-
Purchase of GUSD	-	500,000
GUSD Earned on digital assets	-	5,658
Sale of GUSD	-	(505,658)
End of Period	$-	$-

During the year ended December 31, 2023 the Company sold earned Bitcoin for proceeds of approximately $10.9 million which resulted in a realized gain of approximately $2.1 million. The realized gain was included within "Realized gain on digital assets" in the consolidated statements of operations. During the year ended December 31, 2022, the Company did not sell any earned Bitcoin. During the years ended December 31, 2023 and 2022, the Company sold purchased Bitcoin for proceeds of approximately $28 thousand and $519 thousand, which resulted in a realized gain of approximately $2 thousand and $20 thousand. The realized gain was included within "Realized gain on sale of purchased digital assets" in the consolidated statements of operations.

Note 3. Fixed Assets and Intangible Assets, net

The components of fixed assets as of December 31, 2023 and 2022 are as follows:

	Useful Life (Years)	December 31, 2023	December 31, 2022
Mining machines	4	$29,799,782	$27,637,041
Real estate assets owned	30	80,057	80,057
Furniture, computer and office equipment	3-5	230,063	216,312
Gross fixed assets		30,109,902	27,933,410
Less: accumulated depreciation		(5,590,292)	(661,036)
Fixed assets, net		$24,519,610	$27,272,374

As of December 31, 2023, approximately 5,900 mining machines have been received and were placed into service at hosting locations. The Company’s depreciation expense recognized for the years ended December 31, 2023 and 2022 was approximately $4.9 million and $478 thousand, respectively.

During the years ended December 31, 2023 and 2022 approximately $9 thousand and $38 thousand, respectively, of loss related to the write-off of mining machines was recorded within "Loss on disposal of assets" in the consolidated statements of operation. There was no impairment loss recorded on fixed assets during the years ended December 31, 2023 or 2022.

Intangible assets activity for the years ended December 31, 2023 and 2022 is as follows:

	December 31, 2023	December 31, 2022
Beginning balance	$-	$-
Symbiont intangible assets additions	2,804,902	-
Impairment loss on Symbiont assets	(750,678)	-
Accumulated amortization	(54,224)	-
Sale of asset	(2,000,000)	-
Total intangible assets, net	$-	$-

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

The Company capitalized $2.8 million for the Symbiont assets (the “Symbiont Assets”) which consist principally of intellectual property, customer contracts, customer base and software code relating to Symbiont’s financial services blockchain enterprise platform. During the third quarter of 2023 management received offers related to the sale of the Symbiont assets which was considered a triggering event for potential impairment. Based on the assessment performed, management concluded an impairment of approximately $0.8 million on the Symbiont assets was necessary.

On December 26, 2023, the Company entered into an Asset Purchase Agreement ("APA") with Platonic Holdings Inc. ("Platonic") pursuant to which the Company agreed to sell to Platonic the technology assets of Symbiont.io, LLC that the Company previously acquired on June 5, 2023. The sale of the Symbiont Assets closed on December 27, 2023. The sales price for the Symbiont Assets was $2.0 million, of which $200 thousand is being held in a customary indemnity escrow until December 26, 2024. The APA also contains customary representations, warranties, indemnification provisions and covenants. The amounts held in escrow are recorded within "Receivable from sale of Symbiont assets" on the consolidated balance sheets.

The Company recognized $54 thousand and nil of amortization expense during the year ended December 31, 2023 and 2022.

Note 4. Deposit on Mining Equipment and Hosting Services

As further described in Note 1, the Company has entered into a series of mining machine purchase agreements, hosting and colocation service agreements in association with our cryptocurrency mining operations which required deposits to be paid in advance of the respective asset or service being received.

As further described in Note 7, as of December 31, 2022 management determined that approximately $3.15 million of deposits previously paid to Uptime Armory LLC were not probable of recovery and the deposits were impaired. During the year ended December 31, 2023 and 2022, nil and approximately $3.15 million, respectively, were recorded as "Impairment loss on prepaid mining machine deposits" in the consolidated statements of operations. As of December 31, 2023 and 2022, the Company has a total of approximately $20 thousand and $500 thousand, respectively, classified as "Deposits on mining equipment".

The Company classifies hosting deposit payments within "Hosting services deposits" in the consolidated balance sheets. As further described in Note 7, as of December 31, 2022 management determined that approximately $0.8 million of deposits previously paid to Uptime Hosting LLC during 2021 and approximately $1.0 million of deposits paid to Compute North LLC during the year ended December 31, 2022 were not probable of recovery and the deposits were impaired. During the years ended December 31, 2023 and 2022, nil and approximately $1.8 million, respectively, were recorded as "Impairment loss on prepaid hosting deposits" within the consolidated statements of operations.

As of December 31, 2023 and 2022 the Company has a total of approximately $3.1 million and nil in hosting deposits, respectively, classified as "Prepaid expenses and Other assets" as these assets are associated with hosting contracts that expire in 2024. As of December 31, 2023 and 2022 the Company has a total of approximately nil and $2.2 million, respectively, classified as "Hosting services deposits" as a long-term assets due to expected timing of the recovery or application of deposits extending beyond twelve months from the reporting date.

Note 5. Investments

Marketable Securities

Our marketable equity securities are publicly traded stocks measured at fair value using quoted prices for identical assets in active markets and classified as Level 1 within the fair value hierarchy. Marketable equity securities as of December 31, 2023 and December 31, 2022 are as follows:

	Cost	Cost of Shares Sold	Gross Unrealized Gain (Loss)	Fair Value

Marketable equity securities, December 31, 2023	$743,906	$(739,616)	$13,570	$17,860

Marketable equity securities, December 31, 2022	$2,976,933	$(2,915,813)	$(56,830)	$4,290

During the year ended December 31, 2023 and 2022, the Company sold nil shares and 8,759,094 shares, respectively, of Borqs shares for approximately nil and $2.3 million, respectively. The Company realized a net loss of $0 thousand and $350 thousand related to the sale of marketable securities for the years ended December 31, 2023 and 2022, respectively. The net loss is included within "Realized gain (loss) on securities" within our consolidated statements of operations.

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

The Company sold 4,895,894 of Borqs shares during the first quarter of 2022 which resulted in a realized loss of $395 thousand which is reflected in ‘Realized gain (loss) on securities’ in the Consolidated Statements of Operations for the year ended December 31, 2022. The remaining principal amount of the Notes plus accrued interest through the date of conversion ($965,096) was converted into common shares of Borqs at a conversion price of $0.25 per share or 3,863,200 shares. A gain of approximately $288 thousand was recognized on the conversion of the convertible debt to common shares and is included within “Realized gain on convertible debt securities” in the Consolidated Statements of Operations for the year ended December 31, 2022. Subsequent to the conversion, the 3,863,200 shares were sold which resulted in a realized gain of $45 thousand which is included within "Realized gain on securities" in the Consolidated Statements of Operations for the year ended December 31, 2022.

	December 31, 2023	December 31, 2022

Convertible note	$-	$-
End of period	$-	$-

	December 31, 2023	December 31, 2022

Beginning of year	$-	$539,351
Accrued interest income on convertible debt security	-	17,753
Convertible debt and interest converted into marketable shares	-	(844,882)
Realized gain on conversion into marketable shares	-	287,778
End of period	$-	$-

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

In connection with the closing of the LMAO Business Combination, on October 28, 2022, Sponsor and SMHC amended, restated, and consolidated (i) the original Promissory Note, dated July 29, 2022, issued by LMAO to Sponsor in the principal amount of $1,035,000 and (ii) the original Amended and Restated Promissory Note, effective June 30, 2022, issued by LMAO to Sponsor in the principal amount of $1,750,000 (collectively, the “Original Sponsor Notes”), by entering into one consolidated amended and restated promissory note with an aggregate principal amount of $2,785,000 (the “Amended Sponsor Note”). As of December 31, 2023, there was $1,127 thousand of principal and $13 thousand of accrued interest and as of December 31, 2022, there was $2,785 thousand of principal and $35 thousand of accrued interest on the Amended Sponsor Note included in Short-term investments – "Note receivable from Seastar Medical Holding Corporation." on the consolidated balance sheets.

On September 9, 2022, the Company entered into a Credit Agreement with SeaStar Medical pursuant to which the Company agreed to make advances to SeaStar Medical of up to $700,000 for general corporate purposes at an interest rate equal to 15% per annum. All advances made to SeaStar Medical under the Credit Agreement ("Original LMFA Note) and accrued interest were due and payable to LMFA on the maturity date. The agreement was modified on October 28, 2022 to reduce the interest rate to 7% per annum and the maturity date of the loan to October 30, 2023 ("amended LMFA Note"). During the year ended December 31, 2022, $700 thousand was loaned to Seastar Medical under the Credit Agreement. During the year ended December 31, 2023, repayments of approximately $529 thousand of principal was received from Seastar and approximately $125 thousand was loaned to Seastar Medical under the Credit Agreement. As of December 31, 2023 there was $296 thousand of principal and $3 thousand of accrued interest in Long-term investments – "Notes receivable from Seastar Medical Holding Corporation" and as of December 31, 2022 there was $700 thousand of principal and $19 thousand of accrued interest on the amended LMFA Note in Short-term investments – "Notes receivable from Seastar Medical Holding Corporation." on the consolidated balance sheets.

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

During 2023 the Company entered into a series of amendments to the Notes which extended the maturity date of the Notes to June 10, 2025 as part of agreements that allowed Seastar Medical to incur certain debt to accelerate the partial repayment of the Notes. Due to the extension of the maturity date, the Notes were included in long-term investments – “Notes receivable from Seastar Medical Holding Corporation” as of December 31, 2023 on the consolidated balance sheets.

On November 2, 2022 the Company advanced $268 thousand to SeaStar Medical for working capital needs, which was repaid on January 18, 2023. As of December 31, 2023 and 2022 there was nil and $268 thousand of the advance included in "Notes receivable from Seastar Medical Holding Corporation" on the consolidated balance sheets.

As of December 31, 2023 and 2022 there was also approximately nil and $12 thousand in amounts payable from the Company to Seastar Medical included in "Due to related parties" on the consolidated balance sheets.

	December 31, 2023	December 31, 2022

Notes receivable from Seastar Medical Holding Corporation	$1,440,498	$3,807,749
End of period	$1,440,498	$3,807,749

	December 31, 2023	December 31, 2022

Beginning of year	$3,807,749	$-
Investment in Seastar Medical Holding Corporation notes receivable	125,000	3,753,090
Repayment of Seastar Medical Holding Corporation notes receivable	(2,651,943)	-
Accrued interest income	159,692	54,659
End of period	$1,440,498	$3,807,749

Long-term investments

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

Symbiont filed for bankruptcy on December 1, 2022. On January 13, 2023 Symbiont entered into a stipulation agreement with LMF confirming their intent and ability to pay all amounts owed to LMFA under the previously filed motion, in addition to interest and legal fees accrued through the payoff date of January 24, 2023. There was approximately $0.3 million of cash collected since December 2022 into a Symbiont bank account which would provide the funds necessary to partially repay the amounts owed to the Company in full. We anticipated acquiring substantially all of the assets of Symbiont for $2.4 million.

A $1.1 million loss allowance was recorded against the Symbiont debt security which was included within "Credit loss on debt securities" in the consolidated statements of operation for the year ended December 31, 2023. The $1.1 million loss allowance was subsequently reversed upon the purchase of the Symbiont assets for total consideration of $2.8 million, which approximates the fair value of such assets.

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

As of December 31, 2023 and December 31, 2022, there was nil and $347 thousand of accrued interest on the Symbiont security and nil and $55 of accrued reimbursement of legal fees incurred by the Company included in "Long-term investments - debt security" and "Short-term investments – debt security", respectively.

As part of the $2.0 million loan to Symbiont in December 2021, the Company received 700,000 warrants. Each warrant was immediately exercisable at a purchase price of $3.0642 per share of Common Stock, subject to adjustment in certain circumstances, with an expiration of December 1, 2026. The Company determined the warrants had a nominal value at inception and thereafter due to lack of marketability and subsequent bankruptcy.

The Symbiont debt security consisted of the following:

	December 31, 2023	December 31, 2022

Symbiont.IO Note Receivable	$-	$1,350,000
End of period	$-	$1,350,000

	December 31, 2023	December 31, 2022

Beginning of year	$1,350,000	$2,027,178
Accrued interest income on debt securities	-	320,000
Reclassification to intangible assets (Note 3)	(2,402,542)	-
Accrued recovery of legal fees	-	55,364
Allowance for losses on debt security	-	(1,052,542)
Reversal of allowance for losses on debt security	1,052,542	-
End of period	$-	$1,350,000

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

On October 28, 2022, the LMAO Business Combination was consummated and these warrants were assumed by SeaStar Medical. The warrants are recorded at fair value and are classified as long term investments in "Long-term investments - equity securities" on the consolidated balance sheets. The fair value of the private placement warrants is classified as Level 3 in the fair value hierarchy as the calculation is dependent upon company specific adjustments to the observable trading price of Seastar’s public warrants for lack of marketability. Prior to the consummation of the LMAO Business Combination, the fair value determination of the private placement warrants also included specific adjustments related to the risk of forfeiture if a business combination did not occur. Subsequent changes in fair value will be recorded in the income statement during the period of the change. As of December 31, 2023 and 2022, our re-measurement of the fair value of the private placement warrants resulted in an unrealized loss of approximately $0.3 million and $1.5 million, respectively. The unrealized loss is included within "Unrealized gain on investment and equity securities" within the consolidated statements of operations.

Long-term investments for the SMHC (formerly LMAO) warrants consist of the following:

	December 31, 2023	December 31, 2022

Seastar Medical Holding Corporation (formerly LMAO) warrants	$156,992	$464,778
End of period	$156,992	$464,778

	December 31, 2023	December 31, 2022

Beginning of year	$464,778	$1,973,413
Unrealized loss on equity securities	(307,786)	(1,508,635)
End of period	$156,992	$464,778

SeaStar Medical Holding Corporation - Common Stock

Pursuant to the Merger Agreement, the 2,587,500 shares of Class B common stock of LMAO held by Sponsor automatically converted into 2,587,500 shares of LMAO’s Class A common stock on a one-for-one basis and the Class A Common Stock and Class B Common Stock of LMAO was reclassified as Common Stock of SMHC at the time of the LMAO business combination and are subject to certain transfer restrictions. As of December 31, 2023, Sponsor holds 2,587,500 shares, or approximately 5.4% of the total common shares of SMHC, along with 5,738,000 private placement warrants. Taking into consideration the approximately 30% minority interest in Sponsor, the percentage of ownership in the total common shares of SMHC that is attributable to the Company is approximately 4%.

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

The Company evaluated the impact of the LMAO Business Combination and determined that our investment in SeaStar Medical continues to meet the criteria for the equity method of accounting, for which we have elected the fair value option. We remeasure our retained interest in SeaStar Medical's common stock at fair value and include any resulting adjustments as part of our gain or loss on investments. The fair value of our retained interest in SeaStar Medical's common stock is classified as Level 1 in the fair value hierarchy as the fair value is based upon the observable trading price of ICU common stock. The trading price of ICU common stock as of December 31, 2023 and 2022 was $0.44 and $4.10 per share, respectively.

Subsequent changes in fair value will be recorded in the income statement during the period of change. As of December 31, 2023 and 2022, our re-measurement of the fair value of ICU (formerly LMAO) common stock resulted in an unrealized loss of approximately $9.5 million and unrealized gain of approximately $5.9 million, respectively. The unrealized gain is included within "Unrealized gain (loss) on investment and equity securities" within the consolidated statements of operations.

	December 31, 2023	December 31, 2022

Seastar Medical Holding Corporation common stock	$1,145,486	$10,608,750
End of period	$1,145,486	$10,608,750

	December 31, 2023	December 31, 2022

Beginning of year	$10,608,750	$4,676,130
Unrealized gain (loss) on equity investment	(9,463,264)	5,932,620
End of period	$1,145,486	$10,608,750

The net unrealized gain (loss) on securities from the Company’s investment in SMHC's (formerly LMAO) common stock and warrants totaled ($9.8) million and $4.4 million for the years ended December 31, 2023 and 2022, respectively.

Note 6. Debt and Other Financing Arrangements

Debt of the Company consisted of the following at December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Financing agreement with Imperial PFS that is unsecured. Down payment of $78,000 was required upfront and equal installment payments of $45,672 to be made over a 10 month period. The note matured on August 1, 2023. Annualized interest is 7.35%.	$-	$365,379

Financing agreement with Imperial PFS that is unsecured. Down payment of $15,000 was required upfront and equal installment payments of $13,799 to be made over an 8 month period. The note matured on August 1, 2023. Annualized interest is 7.35%.	-	110,396

Financing agreement with Imperial PFS that is unsecured. Down payment of $3,438 was required upfront and equal installment payments of $3,658 to be made over a 11 month period. The note matures on July 1, 2024. Annualized interest is 12.05%.	21,945	-

Financing agreement with Imperial PFS that is unsecured. Down payment of $36,544 was required upfront and equal installment payments of $41,879 to be made over an 10 month period. The note matures on August 1, 2024. Annualized interest is 9.6%.	335,022	-

Financing agreement with Imperial PFS that is unsecured. Down payment of $30,000 was required upfront and equal installment payments of $35,103 to be made over a 6 month period. The note matures on June 1, 2024. Annualized interest is 12.05%.	210,619

	$567,586	$475,775

Minimum required principal payments on the Company’s debt as of December 31, 2023 are as follows :

Maturity	Amount
2024	$567,586
$567,586

Note 7. Commitments and Contingencies

Leases

The Company leases certain office space and office equipment under non-cancelable operating leases. Leases with an initial term of one year or less are not recorded on the balance sheet, and the Company generally recognizes lease expense for these leases on a straight-line basis over the lease term. As of December 31, 2023, the Company’s long term operating lease has a remaining lease term of 20 months and includes options to renew the leases. The exercise of lease renewal options is generally at the Company’s sole discretion. The Company’s leases do not contain any material residual value guarantees or material restrictive covenants. The Company does not have any material financing leases.

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

The Company’s office lease began July 15, 2019 and was due to expire on July 31, 2022. During the first quarter of 2022 the Company exercised its option to extend its office lease to July 31, 2025. The Company accounted for the lease extension as a lease modification under ASC 842. Due to the lease extension, the Company remeasured the lease liability and ROU asset associated with the lease. As of the effective date of modification, the Company recorded an adjustment to the right-of-use asset and lease liability in the amount of $300,787 based on the net present value of lease payments discounted using an estimated incremental borrowing rate of 7.5%. Subsequent renewal options were not considered probable of being exercised as of December 31, 2023. This office space is in a building owned by a board member.

The Company shares this space and the related costs associated with this operating lease with a related party (see Note 9) that also performs legal services associated with the collection of delinquent assessments. The related party has a sub-lease for approximately $4.8 thousand per month plus operating expenses. Lease expense recognized for the years ended December 31, 2023 and 2022 was approximately $109 thousand and $108 thousand, respectively. Sublease income recognized for the years ended December 31, 2023 and 2022 was approximately $58 thousand and $59.5 thousand, respectively.

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

The following table presents supplemental balance sheet information related to operating leases as of December 31, 2023 and 2022:

	Balance Sheet Line Item	December 31, 2023	December 31, 2022
Assets
ROU assets	Right of use asset, net	$189,009	$265,658
Total lease assets		$189,009	$265,658

Liabilities
Current lease liabilities	Lease liability	$110,384	$90,823
Long-term lease liabilities	Lease liability	85,775	179,397
Total lease liabilities		$196,159	$270,220

Weighted-average remaining lease term (in years)		1.7	2.7
Weighted-average discount rate		7.49%	7.50%

The following table presents supplemental cash flow information and non-cash activity related to operating leases for the years ended December 31, 2023 and 2022:

	For the year ended December 31,
	2023	2022
Operating cash flow information
Cash paid for amounts included in the measurement of lease liabilities	$(95,948)	$(98,569)
Non-cashflow information
ROU assets and operating lease obligation recognized	$21,887	$300,787

The following table presents maturities of operating lease liabilities on an undiscounted basis as of December 31, 2023:

Lease Maturity Table
Operating Leases
2024	121,385
2025	85,324
2026	3,163
(less: imputed interest)	(13,713)
$196,159

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

On March 9, 2022, legal counsel to a purported stockholder of the Company threatened to file a direct and derivative complaint alleging breaches of fiduciary duty by the Company’s officers and directors, primarily with respect to (i) the Amended and Restated Employment Agreements entered into by the Company with each of Mr. Rodgers and Mr. Russell in October 2021; (ii) the approval of actions taken at our 2021 annual meeting of stockholders in December 2021; (iii) payments made to Business Law Group, P.A. in exchange for services provided pursuant to the Services Agreement between the Company and Business Law Group; and (iv) strategic advisory agreements entered into by us in connection with our planned cryptocurrency mining business. On May 20, 2022, the Company and the purported stockholder agreed to a settlement of the stockholder’s alleged claims under which the Company is required to seek a new independent director to replace Joel Rodgers within six months of the settlement date, engage a compensation consultant to review certain sections of the Company’s executive employment agreements within ninety days of the settlement date, make changes in response to the consultant’s recommendation within six months of the settlement date and pay the attorney fees and other related legal costs incurred by the counterparty in an amount of $275 thousand. The settlement payment is included within "Professional Fees" within our consolidated statements of operations for the year ended December 31, 2022. The Company satisfied the other settlement terms in a timely matter.

In October 2021, we entered into a sale and purchase agreement (the “Uptime Purchase Agreement”) with Uptime Armory LLC (“Uptime”) pursuant to which US Digital agreed to purchase, and Uptime agreed to supply to US Digital, an aggregate of 18 modified 40-foot cargo containers (“POD5ive containers”) that will be designed to hold and operate 280 S19 Pro Antminers manufactured by Bitmain. The purchase price of the POD5ive containers totals $3.15 million, of which $2.4 million or 75% was paid in 2021 as a non-refundable down payment and the remaining 25% was paid after Uptime delivered a “notice of completion” of the equipment in 2022. However, no containers have been delivered as of December 31, 2023.

On November 8, 2022, LMFA filed an action in Florida circuit court against Uptime Armory, LLC and Bit5ive, LLC in a case styled US Digital Mining and Hosting Co. LLC v. Uptime Amory, LLC and Bit5ive, LLC (Fla. 11thCir. Ct., November 8, 2022). In that action, we alleged breach of contract and violation of the Florida Deceptive and Unfair Trade Practices Act and are seeking, among other things, damages of $3.15 million for non-delivery of the 18 POD5ive containers. The Defendants in this action filed a motion to compel confidential arbitration action. The court has now stayed the action in the Florida Circuit Court, and ordered the parties to confidential arbitration governed by the American Arbitration Association and the case is proceeding to arbitration. We recorded an impairment charge of $3.15 million on our mining machine deposit in the fourth quarter of 2022 and is reported on our Consolidated Statements of Operations as Impairment loss on prepaid mining machine deposits. The arbitrator has ruled in favor of US Digital’s dispositive motions against Uptime Armory and Bit5ive. Entities Uptime Armory, LLC, Uptime Hosting, LLC, and Bit5ive, LLC have filed for Assignment for the Benefit of Creditors. LMFA US Digital’s Proof of Claim against entities is due April 3, 2024.

In October 2021, US Digital also entered into a hosting agreement with Uptime Hosting LLC (the “Hosting Agreement”) to host the Company’s 18 POD5ive containers at a secure location and provide power, maintenance and other services specified in the contract for 6 cents per kilowatt with a term of one year. Under the Hosting Agreement we paid a deposit of $0.8 million in 2021 and were required to pay an additional deposit for each container three months prior to delivery at the hosting site of $44 thousand and a final deposit for each container one month prior to arrival at the hosting site of $44 thousand. The deposits paid for hosting services under the Hosting Agreement are refundable. On June 29, 2022, the Company and Uptime Hosting LLC entered into a Release and Termination Agreement in which the Hosting Agreement was terminated and Uptime Hosting LLC agreed to pay the $0.8 million. We recorded an impairment charge of $0.8 million on our prepaid hosting deposit in the fourth quarter of 2022 which is reported on our Consolidated Statements of Operations as Impairment loss on prepaid hosting deposits.

On September 2, 2022, LMFA filed in Florida circuit court a legal action against Uptime Hosting LLC in an action styled US Digital Mining and Hosting Co, LLC v. Uptime Hosting, LLC (Fla. 13thCir. Ct. Sept. 2, 2022) for the return of the deposit and other damages, alleging breach of contract and violation of the Florida Deceptive and Unfair Trade Practices Act. LMFA has amended its complaint.

This is now an action for (i) breach of contract against Uptime and Bit5ive, (ii) violation of Florida’s Uniform Fraudulent Transfer Act against Uptime; (iii) violation of Florida’s Uniform Fraudulent Transfer Act against Bit5ive; (iv) violation of Florida’s Uniform Fraudulent Transfer Act against Block Consulting and Robert Collazo (v) violation of Florida Fraudulent Asset Conversion against Block Consulting Services, 6301 Southwest Ranches, LLC, Robert D Collazo, Jr. and Elyam Moral-Collazo; (vi) violation of Florida Deceptive and Unfair Trade Practices Act (“FDUTPA”) against all Defendants, (vii) equitable lien against Robert D Collazo, Jr., Elyam Moral-Collazo and 6301 Southwest Ranches, LLC., and (viii) equitable lien against Defendants Robert D Collazo, Jr., Elyam Moral-Collazo and 6301 Southwest Ranches, LLC. Currently the proceedings have been stayed by the court while defendants seek new counsel.

Note 8. Income Taxes

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

Under ASC 740-10-30-5, Income Taxes, deferred tax assets should be reduced by a valuation allowance if, based on the weight of available evidence, it is more-likely-than-not (i.e., a likelihood of more than 50%) that some portion or all of the deferred tax assets will not be realized. The Company considers all positive and negative evidence available in determining the potential realization of deferred tax assets including, primarily, the recent history of taxable earnings or losses. Based on operating losses reported by the Company during 2022, 2020 and 2019, the Company concluded there was not sufficient positive evidence to overcome this recent operating history. As a result, the Company believed that a valuation allowance was necessary based on the more-likely-than-not threshold noted above. The Company has recorded a valuation allowance of approximately $14.1 million as of December 31, 2023 and $8.5 million as of December 31, 2022.

Significant components of the tax expense (benefit) recognized in the accompanying Consolidated Statements of Operations for the years ended December 31, 2023 and December 31, 2022 are as follows:

	Years Ended December 31,
	2023	2022
Current tax benefit
Federal	$60,571	$1,196,415
State	-	241,651
Total current tax expense	60,571	1,438,066
Deferred tax expense - Federal	(4,540,213)	(4,181,816)
Deferred tax expense - State	(1,091,907)	(1,041,813)
Valuation allowance	5,632,121	5,223,629
Income tax expense	$60,571	$1,438,066

The reconciliation of the income tax computed at the combined federal and state statutory rate of (0.3)% for the year ended December 31, 2023 and (5.4)% for the year ended December 31, 2022 to the income tax benefit is as follows:

	Years Ended December 31,		Years Ended December 31,
	2023		2022
Income tax provision at the US federal statutory rate	$(3,951,107)	21.0%	$(5,553,496)	21.0%
Nondeductible expenses	20,847	-0.1%	-	0.0%
Stock based compensation	-	0.0%	3,222,271	-12.2%
State income taxes, net of federal benefit	(852,967)	4.5%	(470,684)	1.8%
True-up	(681,760)	3.6%	(786,165)	3.0%
Change in valuation allowance	5,632,122	-29.9%	5,223,627	-19.8%
Change in Rate	(106,564)	0.6%	(197,487)	0.7%
Tax expense/effective rate	$60,571	-0.3%	$1,438,066	-5.4%

The significant components of the Company’s deferred tax liabilities and assets as of December 31, 2023 and December 31, 2022 are as follows:

	As of December 31,	As of December 31,
	2023	2022
Deferred tax liabilities:
Depreciation	$877,838	$538,866
Right to use assets	48,306	67,052
Other	316,331	-

Total deferred tax liabilities	1,242,475	605,918
Deferred tax assets:
Loss carryforwards - Federal	7,045,561	5,922,644
Loss carryforwards - State	1,529,067	1,195,806
Stock option expense	1,916,270	490,892
Amortization	362,918	395,272
Allowance for credit losses	13,541	14,555
Right to use liability	50,133	68,203
Unrealized loss on securities	4,424,536	986,639
Charitable contributions	2,664	2,000
Total deferred tax asset	15,344,690	9,076,011

Valuation allowance	(14,102,215)	(8,470,093)
Net deferred tax asset	$-	$-

As a result of various equity transactions prior to the incorporation, the former members of the Predecessor recognized taxable gains associated with redemption consideration and/or deficit capital accounts totaling approximately $5.25 million. In accordance with ASC 740-20-45-11, the Company accounted for the tax effect of the step up in income tax basis related to these transactions with or among shareholders and recognized a deferred tax asset and corresponding increase in equity of approximately $1.91 million. Federal net operating loss carryforwards of approximately $512 thousand related to 2015, $3.96 million related to 2016, $2.98 million related to 2017, $1.41 million related to 2018, $1.95 million related to 2019, and $5.1 million related to 2020 will expire in 2035, 2036, 2037, 2038, respectively and net operating loss generated after January 1, 2018 will not expire. The Company's federal and state tax returns for the 2018 through 2022 tax years generally remain subject to examination by U.S. and various state authorities.

Pursuant to IRC §382 of the Internal Revenue Code, the utilization of net operating loss carryforwards and tax credits may be limited as a result of a cumulative change in stock ownership of more than 50% over a three year period. The Company underwent such a change and consequently, the utilization of a portion of the net operating loss carryforwards is subject to certain limitations.

Note 9. Related Party Transactions

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

Under the agreement, the Company paid BLG a fixed monthly fee of $82 thousand per month for services rendered. The Company paid BLG a minimum per unit fee of $700 in any case where there is a collection event and BLG received no payment from the property owner. This provision was expanded to also include any unit where the Company has taken title to the unit or where the Association has terminated its contract with either BLG or the Company.

On February 1, 2022, the Company consented to the assignment by BLG to the law firm BLG Association Law, PLLC (“BLGAL”) of the Services Agreement, dated April 15, 2015, previously entered into by the Company and Business Law Group, P.A. (the “Services Agreement”). The Services Agreement had set forth the terms under which Business Law Group, P.A. would act as the primary law firm used by the Company and its association clients for the servicing and collection of association accounts. The assignment of the Services Agreement was necessitated by the death of the principal attorney and owner of Business Law Group, P.A. In connection with the assignment, BLGAL agreed to amend the Services Agreement on February 1, 2022, to reduce the monthly compensation payable to the law firm from $82 thousand to $53 thousand (the “Amendment”). Bruce M. Rodgers is a 50% owner of BLGAL, and the assignment and Amendment was approved by the independent directors of the Company. A $150 thousand termination fee was also paid to BLG in association with the assignment. On March 28, 2024, BLGAL and the Company reduced the monthly compensation payable to the law firm from $53 thousand to $43 thousand.

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

Amounts paid to BLG or BLGAL for the years ended December 31, 2023 and 2022 were approximately $637 thousand and $665 thousand, respectively.

Under the Services Agreement in effect during the years ended December 31, 2023 and 2022, the Company pays all costs (lien filing fees, process and serve costs) incurred in connection with the collection of amounts due from property owners. Any recovery of these collection costs are accounted for as a reduction in expense incurred. The Company incurred expenses related to these types of costs of $37 thousand and $63 thousand, during 2023 and 2022, respectively. Recoveries during the years ended December 31, 2023 and 2022 related to those costs were approximately $66 thousand and $75 thousand, respectively.

The Company also shares office space, personnel and related common expenses with BLGAL (previously BLG). All shared expenses, including rent, are charged to BLGAL based on an estimate of actual usage. Any expenses of BLGAL or BLG paid by the Company that have not been reimbursed or settled against other amounts are reflected as due from related parties in the accompanying consolidated balance sheet. BLGAL and BLG, as applicable were charged a total of approximately $58 thousand and $60 thousand for the office sub-lease during the years ended December 31, 2023 and 2022, respectively. The charges for certain shared personnel totaled approximately $54 thousand and $172 thousand for the years ended December 31, 2023 and 2022, respectively.

Amounts payable to BLGAL and BLG in aggregate as of December 31, 2023 and 2022 were approximately $24 thousand and $63 thousand, respectively.

Note 10. Stockholders’ Equity

Reverse Stock Split

On November 9, 2023, our shareholders voted in favor of the approval of an amendment to our Certificate of Incorporation, in the event it is deemed advisable by our Board of Directors, to effect a reverse stock split of the Company’s issued and outstanding common stock at a ratio within the range of one-for-two (1:2) and one-for-ten (1:10), as determined by the Board of Directors.

On February 23, 2024, the Board approved a one-for-six (1:6) reverse split of the Company’s issued and outstanding common stock, par value $0.001 per share, pursuant to which every six outstanding shares of common stock was converted into one share of common stock (the “Reverse Stock Split”). The Reverse Stock Split was effected by the filing of an amendment to our Certificate of Incorporation on March 7, 2024 which provided that the Reverse Stock Split become effective at 12:01 a.m. eastern time on March 12, 2024. The amendment provides that no fractional shares shall be issued and, in lieu thereof, any person who would otherwise be entitled to a fractional share of common stock as a result of the Reverse Stock Split will be entitled to receive one share of common stock. The Company’s common stock began trading on The Nasdaq Capital Market on a split-adjusted basis on March 12, 2024. The Company has retroactively adjusted all share amounts and per share data herein to give effect to the Reverse Stock Split.

Stock Issuance

In the year ended December 31, 2021, the Company issued 12,323 shares to management as part of their employment contracts of which $229,500 was expensed. The shares were physically issued in February 2022.

On April 20, 2023 (the “Grant Date”), the board of directors of the Company approved the grant of 260,000 shares of restricted stock (“Restricted Shares”) to management and employees.

The Restricted Shares vest in twelve substantially equal installments on each monthly anniversary of the Grant Date for twelve months following the Grant Date (subject to accelerated vesting upon a change of control of the Company), provided that the employee is in continuous employment or service to the Company through the applicable vesting date.

The total fair value of the stock at the time of issuance was approximately $1.2 million which was based on the closing market price on the Grant Date of $4.51. The Company expensed approximately $1,096 thousand for the year December 31, 2023. There was approximately $76 thousand of unrecognized compensation cost associated with unvested restricted stock as of December 31, 2023.

The following is a summary of the restricted share activity during the year ended December 21, 2023 and 2022:

	2023		2022
	Number of	Weighted Average	Number of	Weighted Average
	Restricted Shares	Award Price	Restricted Shares	Award Price

Restricted Shares outstanding at beginning of the year	-	$-	-	$-

Granted	260,000	4.51	-	-
Vested	(173,333)	4.51	-	-
Restricted Shares outstanding at December 31,	86,667	$4.51	-	$-

Stock Warrants

The following is a summary of the stock warrant plan activity during the years ended December 31, 2023 and 2022:

	2023		2022
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Warrants outstanding at beginning of the year	1,279,573	$30.00	1,283,740	$30.00

Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(4,766)	20.16	(4,167)	27.00

Warrants outstanding and exercisable at December 31,	1,274,807	$30.04	1,279,573	$30.00

The aggregate intrinsic value of the outstanding common stock warrants as of December 31, 2023 and 2022 was approximately $0 and $0, respectively.

On October 18, 2021, the Company issued warrants as part of its secondary offering that allowed for the right to purchase 1,052,630 shares of common stock at an exercise price of $30.00 per share. These warrants have an average remaining life of 2.8 years as of December 31, 2023 and expire in the year 2026. No warrants were exercised during the year ended December 31, 2023 and 2022.

On October 19, 2021, the Company issued warrants as part of its secondary offering that allowed for the right to purchase 157,895 shares of common stock at an exercise price of $30.00 per share. These warrants have an average remaining life of 2.8 years as of December 31, 2023 and expire in the year 2026. No warrants were exercised during the year ended December 31, 2023 and 2022.

On October 20, 2021, the Company issued warrants as part of its secondary offering that allowed for the right to purchase 36,316 shares of common stock at an exercise price of $35.64 per share. These warrants have an average remaining life of 1.3 years as of December 31, 2023 and expire in the year 2025. No warrants were exercised during the year ended December 31, 2023 and 2022.

On August 18, 2020, the Company issued warrants as part of its secondary offering that allowed for the right to purchase 373,333 shares of common stock at an exercise price of $27.00 per share. After exercises in the year 2021, there are 51,383 remaining shares available to be exercised under these warrants. These warrants have an average remaining life of 1.63 years as of December 31, 2023 and expire in the year 2025. No warrants were exercised during the year ended December 31, 2023 and 2022.

On October 31, 2018, the Company issued warrants as part of its secondary offering that allowed for the right to purchase 83,333 shares of common stock at an exercise price of $12.00 per share which were subsequently adjusted due to an issuance of shares in August 2020 to $3.35 per share. During the year ended December 31, 2021 warrants for 299,000 shares were exercised for approximately $1,004,000. No warrants were exercised during the year ended December 31, 2023 or 2022. These warrants expired on October 31, 2023.

As part of its underwriting agreement dated, October 31, 2018, the Company issued additional warrants, effective May 1, 2019, to its underwriter as part of its secondary offering that allowed for the right to purchase 4,167 shares of common stock at an exercise price of $27.00 per share on or after May 1, 2019. These warrants expired on May 2, 2022. No warrants were exercised during the year ended December 31, 2022

Stock Options

The following is a summary of the stock option plan activity during the years ended December 31, 2023 and 2022:

	2023		2022
	Number of	Weighted Average	Number of	Weighted Average
	Options	Exercise Price	Options	Exercise Price

Options outstanding at beginning of the year	186,877	$19.56	659,471	$37.20

Granted	414,417	4.51	127,406	3.54
Cancelled	-	-	(600,000)	35.70
Forfeited	(1,697)	72.18	-	-

Options outstanding at December 31,	599,597	$9.00	186,877	$19.56

Options exercisable at December 31,	379,194	$10.55	30,443	$71.28

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

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions. The model requires the use of subjective assumptions. Expected volatility for each award was based on the historical and expected volatility of the Company. The expected life (in years) is determined using historical data to estimate options exercise patterns. The Company does not expect to pay any dividends for the foreseeable future thus a value of zero was used in the calculations. The risk-free interest rate was based on the rate for US Treasury bonds commensurate with the expected term of the granted options. The Company recognizes the determined value as an expense over the period in which the stock options vest.

The maximum term of an option is 10 years from the date of grant.

Option Awards – Fiscal Year 2023

On April 20, 2023 (the “Grant Date”), the board of directors of the Company approved the grant of options to purchase 414,417 shares of common stock of the Company (“Options”) to management and employees. The Options grant each recipient the right to purchase shares of Company common stock at a price of $4.50 per share, the fair market value of the Company’s common stock on the Grant Date. The Options vest as to 50% of the total amount of the award on the one-year anniversary of the Grant Date and 50% of the total amount of the award on the two-year anniversary of the Grant Date (subject to accelerated vesting upon a change of control of the Company), provided that the executive is in continuous employment or service to the Company through the applicable vesting date. The Options are subject to accelerated vesting as follows: (a) the portion of the Options that are scheduled to vest during the first year after the Grant Date vest instead as of June 30, 2023, if the Company’s Bitcoin mining operations achieve 500 petahash of computing power as of June 30, 2023, and (b) the portion of the Options that are scheduled to vest during the second year after the Grant Date will vest as of June 30, 2024, if the Company’s Bitcoin mining operations achieve 1,000 petahash of computing power as of June 30, 2024. As of June 30, 2023, the Company's Bitcoin mining operations achieved 500 petahash of computing power therefore the 207,208 options scheduled to vest during the first year vested as of June 30, 2023. The stock based compensation expense attributable to the portion of options that were scheduled to vest during the first year was recognized during the year ended December 31, 2023 as a result of the accelerated vesting of such options.

The options awarded to the employees were valued using the Black-Scholes option pricing model. Total expense to be recognized after adjusting for forfeitures for the employee options for these 2023 awards is approximately $1.8 million.

Significant assumptions used in the option-pricing model to fair value options granted were as follows:

2023
Risk-free rate	3.54%
Expected volatility	118%
Expected life	10 years
Expected dividend	—

Option Awards – Fiscal Year 2022

In December 2022 the Company granted to a director a total of 6,219 stock options at an exercise price of $4.02 per share that expire after 10 years. In December 2022 the Company also granted to its directors a total of 121,187 stock options at an exercise price of $3.54 per share that expire after 10 years. Both of these awards will vest over a twelve month period with 50% after 6 months and the remaining 50% at end of twelve months. The grant date fair value of the options was $3.48 and $3.00, respectively.

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

Compensation expense recognized for stock options for the years ended December 31, 2023 and 2022 was approximately $1.8 million and $16.6 million, respectively. The remaining unrecognized compensation cost associated with unvested stock options as of December 31, 2023 and 2022 is approximately $0.6 million and $0.6 million, respectively.

At December 31, 2023 and 2022, the stock options had a remaining life of approximately 9.1 years and 9.6 years, respectively.

The aggregate intrinsic value of the outstanding common stock options as of December 31, 2023 and 2022 was $0 and $0 respectively.

At the Market Program

On June 26, 2023, the Company entered into an Equity Distribution Agreement (the “Distribution Agreement”) with Maxim Group LLC (the “Agent”), pursuant to which the Company may, from time to time, at the Company's discretion, offer and sell shares of the Company’s common stock, having an aggregate offering price of up to $4,700,000 (the “Shares”), through the Agent, acting as sales agent. The Shares to be sold under the Distribution Agreement, if any, will be issued and sold pursuant to the Company’s shelf registration statement which was filed with the Securities and Exchange Commission (“SEC”) on July 30, 2021 (the “Registration Statement”) and was declared effective on August 16, 2021. A prospectus supplement related to the Company’s at the market offering ("ATM") program with the Agent under the Distribution Agreement was filed with the SEC on June 26, 2023. The ATM program is expected to remain in effect until June 26, 2024. As of December 31, 2023, an aggregate gross sales limit of $4,700,000 remains available for issuance under the ATM program. Approximately $119 thousand of legal and professional fees incurred related to the establishment of the ATM program as of December 31, 2023 were deferred and recorded within "Prepaid expenses and other assets" on the Consolidated Balance Sheets and will be amortized ratably as stock is issued under the program.

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

	Year Ended December 31, 2023
	Specialty Finance	Mining Operations	All Other	Total
Revenue, net	$694,959	$12,289,131	$-	$12,984,090
Depreciation and amortization	5,364	4,918,332	59,784	4,983,480
Operating loss	(934,807)	(2,020,112)	(7,107,000)	(10,061,919)
Realized gain on securities	-	-	4,420	4,420
Unrealized gain on marketable securities	-	-	13,570	13,570
Impairment loss on prepaid machine deposits	-	(36,691)	-	(36,691)
Impairment loss on prepaid hosting deposits	-	(184,236)	-	(184,236)
Impairment loss on Symbiont assets	-	-	(750,678)	(750,678)
Unrealized loss on investment and equity securities	-	-	(9,771,050)	(9,771,050)
Realized gain on sale of purchased digital assets	-	-	1,917	1,917
Loss on disposal of assets		(9,389)	-	(9,389)
Other income - coupon sales	-	639,472	-	639,472
Gain on adjustment of note receivable allowance			1,052,542	1,052,542
Other income - finance revenue	-	-	37,660	37,660
Interest income, net	-	-	249,586	249,586
Loss before income taxes	(934,807)	(1,610,956)	(16,269,033)	(18,814,796)
Fixed Asset Additions	2,938	2,162,741	10,812	2,176,491

	Year Ended December 31, 2022
	Specialty Finance	Mining Operations	All Other	Total
Revenue, net	$788,391	945,560	$-	$1,733,951
Depreciation and amortization	3,348	471,049	3,623	478,020
Operating loss	(1,122,872)	(1,014,327)	(22,538,786)	(24,675,985)
Realized loss on securities	-	-	(349,920)	(349,920)
Realized gain on convertible debt securities	-	-	287,778	287,778
Unrealized loss on marketable securities	-	-	(56,830)	(56,830)
Impairment loss on prepaid machine deposits		(3,150,000)	-	(3,150,000)
Impairment loss on prepaid hosting deposits		(1,790,712)	-	(1,790,712)
Impairment loss on Symbiont assets		-	(1,052,542)	(1,052,542)
Unrealized gain on investment and equity securities	-	-	4,423,985	4,423,985
Impairment loss on digital assets	-	-	(467,406)	(467,406)
Realized gain on sale of purchased digital assets		-	20,254	20,254
Loss on disposal of fixed asset	-	-	(38,054)	(38,054)
Digital assets other income	-	-	5,658	5,658
Dividend income	-	-	3,875	3,875
Interest income, net	-	-	399,094	399,094
Income (loss) before income taxes	(1,122,872)	(5,993,094)	(19,329,255)	(26,445,221)
Fixed Asset Additions	1,612	27,683,559	5,304	27,690,475

Note 12. Subsequent Events

On January 31, 2024, SeaStar Medical repaid $1.4 million of its outstanding note receivable.

On February 23, 2024, the Board approved a one-for-six (1:6) reverse split of the Company’s issued and outstanding common stock, par value $0.001 per share, pursuant to which every six outstanding shares of common stock was converted into one share of common stock (the “Reverse Stock Split”). The Reverse Stock Split was effected by the filing of an amendment to our Certificate of Incorporation on March 7, 2024 which provided that the Reverse Stock Split become effective at 12:01 a.m. eastern time on March 12, 2024. The amendment provides that no fractional shares shall be issued and, in lieu thereof, any person who would otherwise be entitled to a fractional share of common stock as a result of the Reverse Stock Split will be entitled to receive one share of common stock. The Company’s common stock began trading on The Nasdaq Capital Market on a split-adjusted basis on March 12, 2024. The Company has retroactively adjusted all share amounts and per share data herein to give effect to the Reverse Stock Split.

Exhibit Index

Exhibit Number	Description

3.1	Certificate of Incorporation of LM Funding America, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on March 7, 2024)
3.2	Restated By-Laws of LM Funding America, Inc. (incorporated by reference to Exhibit 3.2 to the Form 10-Q filed on November 17, 2022)
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 (Amendment No. 2) filed on August 27, 2015 (Registration No. 333-205232))
4.2	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to Form 8-K filed on August 18, 2020)
4.3*	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934, as amended
4.4	Form of Representative’s Warrant (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on October 20, 2021)
4.5	Form of Common Warrant (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on October 20, 2021)
10.1#	LM Funding America, Inc. 2015 Omnibus Incentive Plan. (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on October 23, 2015)
10.2#	Form of LM Funding America, Inc. 2015 Omnibus Incentive Plan Stock Option Award Agreement. (incorporated by reference to Exhibit 10.5 to the Form 8-K filed on October 23, 2015)
10.3#	Form of LM Funding America, Inc. 2015 Omnibus Incentive Plan Restricted Stock Award Agreement. (incorporated by reference to Exhibit 10.6 to the Form 8-K filed on October 23, 2015)
10.4

Software License Agreement, dated April 15, 2015, between LM Funding, LLC and Business Law Group, P.A. (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 filed on June 25, 2015 (Registration No. 333-205232))

10.5#

Form of Indemnification Agreement entered into between LM Funding America, Inc. and its directors and officers. (incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-1 filed on June 25, 2015 (Registration No. 333-205232)

10.6#

Warrant Agreement dated January 25, 2021 between the Seastar Medical Holding Corporation and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 25, 2021)

10.7#

Amended and Restated Employment Agreement of Bruce M. Rodgers, dated October 27, 2021, by and between the Company and Bruce M. Rodgers (incorporated by reference to Exhibit 10.6 to the Form 8-K filed on November 1, 2021)

10.8#

Amended and Restated Employment Agreement of Richard Russell, dated October 27, 2021, by and between the Company and Richard Russell (incorporated by reference to Exhibit 10.7 to the Form 8-K filed on November 1, 2021)

10.9#	Employment Agreement, dated October 27, 2021, by and between the Company and Ryan Duran (incorporated by reference to Exhibit 10.8 to the Form 8-K filed on November 1, 2021)
10.10#	LM Funding America, Inc. 2021 Omnibus Incentive Plan. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on November 1, 2021)
10.11#	Form of Stock Option Award Agreement (2021 Omnibus Incentive Plan) (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on November 1, 2021)
10.12#	Form of Stock Option Award Agreement for executive officer option grants made on October 28, 2021 (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on November 1, 2021)
10.13#	Form of Stock Option Award Agreement for non-employee directors (incorporated by reference to Exhibit 10.5 to the Form 8-K filed on November 1, 2021)
10.14#	LM Funding America, Inc. Non-Employee Director Compensation Program, as amended (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on November 18, 2022)
10.15*	Services Agreement Amendment dated effective as of January 1, 2024, between LM Funding America, Inc. and BLG Association Law, PLLC
10.16

Master Services Agreement, entered into September 6, 2022 but effective as of August 29, 2022, between Core Scientific, Inc. and U.S. Digital Mining and Hosting Co, LLC (incorporated by reference to Exhibit 10.2 to the Form 8-K filed September 8, 2022)

10.17#

Amendment No. 1 to Amended and Restated Employment Agreement, dated November 16, 2022, by and between the Company and Bruce Rodgers (incorporated by reference to Exhibit 10.1 to the Form 8-K filed November 18, 2022)

10.18#

Amendment No. 1 to Amended and Restated Employment Agreement, dated November 16, 2022, by and between the Company and Richard Russell (incorporated by reference to Exhibit 10.2 to the Form 8-K filed November 18, 2022)

10.19	Asset Purchase Agreement, dated December 26, 2023, between LM Funding America, Inc. and Platonic Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed December 28, 2023)

EX-1

Exhibit Number	Description
10.20	Equity Distribution Agreement, dated June 26, 2023, by and between LM Funding America, Inc. and Maxim Group LLC (incorporated by reference to Exhibit 1.1 to the Form 8-K filed June 26, 2023)
10.21

Asset Purchase Agreement, dated June 5, 2023, between LM Funding America, Inc. and Symbiont.io, LLC, as Chapter 11 Debtor in Possession and Seller (incorporated by reference to Exhibit 2.1 to the Form 8-K filed June 6, 2023)

21.1*	Subsidiaries of the registrant.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97*	Clawback Policy
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

# Indicates a management contract or compensatory arrangement.

* Filed herewith.

EX-2

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

LM FUNDING AMERICA, INC.

Date: April 1, 2024	By:	/s/ Bruce M. Rodgers
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

Name	Title	Date

/s/ Bruce M. Rodgers
Bruce M. Rodgers	Chief Executive Officer and Chairman of the Board of Directors
	(Principal Executive Officer)	April 1, 2024

/s/ Richard Russell
Richard Russell	Chief Financial Officer
	(Principal Financial Officer and Principal Accounting Officer)	April 1, 2024

/s/ Carollinn Gould
Carollinn Gould	Member of the Board of Directors	April 1, 2024

/s/ Andrew Graham
Andrew Graham	Member of the Board of Directors	April 1, 2024

/s/ Frank Silcox	Member of the Board of Directors	April 1, 2024
Frank Silcox

/s/ Todd Zhang	Member of the Board of Directors	April 1, 2024
Todd Zhang

/s/ Douglas McCree	Member of the Board of Directors	April 1, 2024
Douglas McCree

/s/ Frederick Mills	Member of the Board of Directors	April 1, 2024
Frederick Mills

1