Form 10-K/A
period 2023-12-31
LM FUNDING AMERICA, INC.
filed 2024-04-29
CIK 1640384

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐NO ☒

The aggregate market value of voting and nonvoting common equity held by non-affiliates of the Registrant, as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $9,165,600 based on the closing sales price as reported on the NASDAQ Capital Market as of such date.

The number of shares of the Registrant’s common stock outstanding as of April 22, 2024 was 2,492,964.

Explanatory Note

This Amendment No. 1 (this “Amendment”) amends the Annual Report on Form 10-K for the year ended December 31, 2023, of LM Funding America, Inc. (the “Company,” “we”, or “our”), which we filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2024 (the “Original Filing”). This Amendment is being filed to amend and restate Items 10, 11, 12, 13, and 14 of Part III of the Form 10-K in their entirety to provide the information that the Company indicated that it would incorporate by reference from its Proxy Statement for the 2024 annual report of the stockholders in reliance on General Instruction G(3) to Form 10-K.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

Set forth below is a summary of the background and experience of each of our current directors. In accordance with our Certificate of Incorporation, our Board of Directors is divided into three classes. Class I and Class II each consists of two directors, and Class III consists of three directors. All directors within a class have the same three-year terms of office. The class terms expire at successive annual meetings so that each year a class of directors is elected. On April 25, 2024, Tian “Todd” Zhang resigned as a member of our board of directors, and on April 29, 2024, Martin A. Traber was elected as a director to fill the vacancy created by Mr. Zhang’s resignation.

There is no family relationship among any of the directors and/or executive officers of the Company except as follows: Bruce M. Rodgers, our Chairman of the Board of Directors, Chief Executive Officer and President, and Carollinn Gould, our director, have been married since 2004.

Directors whose present terms continue until the annual meeting of stockholders to be held in 2024 (Class II):

Douglas I. McCree. Mr. McCree, age 58, has served as a director of the Company since its initial public offering in October 2015. Mr. McCree has been with First Housing Development Corporation of Florida (“First Housing”) since 2000 and has served as its Chief Executive Officer since 2004. From 1987 through 2000, Mr. McCree held various positions with Bank of America, N.A. including Senior Vice President Affordable Housing Lending. Mr. McCree serves on numerous professional and civic boards. He received a B.S. from Vanderbilt University majoring in economics. Mr. McCree brings to the Board of Directors many years of banking experience and a strong perspective on public company operational requirements from his experience as Chief Executive Officer of First Housing.

Martin A. Traber. Mr. Traber, age 78, has served as a director of the Company since April 29, 2024. He also previously served as one of our directors from October 2015 until January 2021. Beginning in January 2021, Mr. Traber served as a director of LMF Acquisition Opportunities, Inc., which was an indirect, wholly-owned subsidiary of the Company, until its merger with SeaStar Medical Holding Corporation in October 2022. He currently serves as a director of Mad Mobile, Inc., a global leader in point-of-sale modernization and technology solutions for the retail and restaurant industries, a position he has held since March 2019. Since February 2017, Mr. Traber has served as Chairman of Skyway Capital Markets, LLC a Tampa, Florida-based investment banking firm. Also, from 1994 until 2016, Mr. Traber was a partner of Foley & Lardner LLP, in Tampa, Florida, representing clients in securities law matters and corporate transactions. Mr. Traber was a founder of NorthStar Bank in Tampa, Florida and from 2007 to 2011 served as a member of the Board of Directors of that institution. From 2012 to 2013, he served on the Board of Directors of Exeter Trust Company in Portsmouth, New Hampshire. Mr. Traber holds a Bachelor of Arts and a Juris Doctor from Indiana University. The knowledge gained from his observations and his knowledge and experience in business transactions and securities law will assist in monitoring our performance and when we consider and pursue business acquisitions and financial transactions. As a former corporate and securities lawyer, Mr. Traber has a fundamental understanding of governance principles and business ethics. His knowledge of other businesses and industries is useful in determining management and director compensation. We believe that Mr. Traber is well-qualified to serve on our Board due to his strong background in law, finance, mergers and acquisitions, and business.

Directors whose present terms continue until the annual meeting of stockholders to be held in 2025 (Class III):

Andrew L. Graham. Mr. Graham, age 66, has served as a director of the Company since its initial public offering in October 2015. Since June 2008, Mr. Graham has served as Vice President, General Counsel and Secretary of HCI Group, Inc. (NYSE:HCI). From 1999 to 2007, Mr. Graham served in various capacities, including as General Counsel, for Trinsic, Inc. (previously named Z-Tel Technologies, Inc.), a publicly-held provider of communications services headquartered in Tampa, Florida. Since 2011, Mr. Graham has served on the Internal Audit Committee of Hillsborough County, Florida. From 2007 to 2011, he served on the Board of Trustees of Hillsborough Community College, a state institution serving over 45,000 students annually.

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

Frederick Mills. Mr. Mills age 66, has served as a director of the Company since August 2018 and has been a partner with the law firm Morrison & Mills, PA since 1989, a Tampa, Florida law firm that focuses on business law. Mr. Mills is also a founder and board member of Apex Labs, Inc. (toxicology lab in Tampa FL). Mr. Mills serves on numerous professional and civic boards. He received a B.S. from the University of Florida majoring in accounting and received a J.D. from the University of Florida. We believe that Mr. Mills brings to the Board of Directors many years of valuable business and financial experience from his past experience as a founding board member and Audit Committee Chairman for Nature Coast Bank (OTCQB:NCBF), which was a publicly-held company, and his business law practice.

Frank Silcox. Mr. Silcox, age 60, has served as a director of the Company since January 2021. Mr. Silcox has been a Managing Director of Osprey Capital since March 2015. From 2008 until 2015, Mr. Silcox was co-founder and a Managing member of LM Funding, LLC, a wholly-owned subsidiary of the Company. Mr. Silcox has owned FS Ventures since 2003, which makes a variety of investments in real estate ventures. Mr. Silcox holds a Bachelor of Science from the University of Tampa.

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

Directors whose present terms continue until the next annual meeting of stockholders to be held in 2026 (Class I):

Bruce M. Rodgers. Mr. Rodgers, age 60, serves as the Chairman of the Board of Directors, Chief Executive Officer and President of the Company. Prior to that, Mr. Rodgers owned Business Law Group, P.A. (“BLG”) and served as counsel to the founders of LM Funding, LLC, the Company’s predecessor and wholly-owned subsidiary. Mr. Rodgers was instrumental in developing the Company’s business model prior to inception. Mr. Rodgers transferred his interest in BLG to attorneys within the firm by means of redemption of such interest in BLG prior to the Company going public in 2015. Mr. Rodgers is also a member of the Board of Directors of SeaStar Medical Holding Corporation (Nasdaq: ICU), a medical technology Company developing a platform therapy to reduce the consequences of hyperinflammation on vital organs. Mr. Rodgers is a former business transactions attorney and was an associate of Macfarlane, Ferguson, & McMullen, P.A. from 1991 to 1995 and a partner from 1995-1998 and was an equity partner of Foley & Lardner LLP from 1998 to 2003. Originally from Bowling Green, Kentucky, Mr. Rodgers holds an engineering degree from Vanderbilt University (1985) and a Juris Doctor, with honors, from the University of Florida (1991). Mr. Rodgers also served as an officer in the United States Navy from 1985-1989 rising to the rank of Lieutenant, Surface Warfare Officer. Mr. Rodgers is a member of the Florida Bar and holds an AV-Preeminent rating from Martindale Hubbell.

Mr. Rodgers brings to the Board of Directors considerable experience in business, management and law, and because of those experiences and his education, we believe that he possesses analytical and legal skills which are considered of importance to the operations of the Company, the oversight of its performance and the evaluation of its future growth opportunities.

Carollinn Gould. Ms. Gould, age 60, co-founded LM Funding, LLC in January 2008, and currently serves as a director of the Company. From January 2008 to September 30, 2020, Mrs. Gould served as Vice President General Manager, Secretary. Prior to joining LM Funding, LLC, Ms. Gould owned and operated a recruiting company specializing in the placement of financial services personnel. Prior to that, Ms. Gould worked at Outback Steakhouse (“OSI”) where she opened the first restaurant in 1989 and finished her career at OSI in 2006 as shared services controller for over 1,000 restaurants. Ms. Gould holds a Bachelor’s Degree in Business Management from Nova Southeastern University.

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

Arrangements as to Selection and Nomination of Directors

We are aware of no arrangements as to the selection and nomination of directors.

Executive Officers

The following table provides information with respect to our executive officers as of March 31, 2024:

Name	Age	Title
Bruce M. Rodgers	60	Chairman, Chief Executive Office and President
Richard Russell	63	Chief Financial Officer
Ryan Duran	39	Vice-President of Operations

Bruce M. Rodgers. The biography for Mr. Rodgers can be found above under this Item 10. Directors, Executive Officers, and Corporate Governance.

Richard Russell. Mr. Russell, age 63, has served as Chief Financial Officer of the Company since November 2017. Prior to that, since 2016, he provided financial and accounting consulting services with a focus on technical and external reporting, internal auditing, mergers & acquisitions, risk management, and CFO and controller services. Mr. Russell also served as Chief Financial Officer for Mission Health Communities from 2013 to 2016 and, before that, Mr. Russell served in a variety of roles for Cott Corporation from 2007 to 2013, including Senior Director of Finance, Senior Director of Internal Auditing, and Assistant Corporate Controller. Mr. Russell’s extensive professional experience with public companies includes his position as Director of Financial Reporting and Internal Controls for Quality Distribution a previously listed publicly held company traded on the Nasdaq Stock Market under the symbol “QLTY” and as Danka’s Director of Reporting from 2001 to 2004 a previously listed publicly held office imaging company traded on both the London Stock Exchange and the Nasdaq Stock Exchange (“DANKY”). Mr. Russell also serves as a director of SeaStar Medical Holding Corporation (Nasdaq: ICU), a medical technology company developing a platform therapy to reduce the consequences of hyperinflammation on vital organs. Mr. Russell also previously served on a part-time basis as Chief Financial Officer of Generation Income Properties Inc., which is a publicly traded REIT traded on the Nasdaq Market, under the symbol "GIPR" from December 2019 to February 2022. Mr. Russell earned his Bachelor of Science in accounting and a Master’s in tax accounting from the University of Alabama, a Bachelor of Arts in international studies from the University of South Florida, and a Master’s in business administration from the University of Tampa. On March 1, 2020, Mr. Russell was appointed to the board of directors for Trident Brands Inc., a publicly held consumer products company traded on the OTC market under the symbol "TDNT". Mr. Russell was also Chairman of the Hillsborough County Internal Audit Committee and had been a member of the Committee from September 2016 to April 2021. He was reappointed to the Committee in October 2021.

Ryan Duran. Mr. Duran, age 39, currently serves as Vice President of Operations of the Company and joined the Company in March 2015. Prior to joining the Company, Mr. Duran served as Operations Manager of Business Law Group, since 2008. Mr. Duran holds a bachelor’s degree in real estate and finance from Florida State University.

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

Based solely on its review of the copies of such reports received by it with respect to fiscal year 2023 or written representations from certain reporting persons, the Company believes that all filing requirements applicable to its directors and officers and persons who own more than 10% of a registered class of the Company’s equity securities have been complied with, on a timely basis, for fiscal year 2023, except that Mint Capital Advisors Ltd filed a late Form 3.

Corporate Governance

Board Meetings and Director Independence

During 2023, our Board of Directors held seven meetings. All directors attended at least 75% of the meetings of the Board of Directors and the committees on which they served during 2023. In addition, the independent directors met in executive session periodically in 2023. We have not established a policy with regard to the attendance of board members at annual stockholder meetings.

Our Board of Directors has determined that five of its current members, Mr. Graham, Mr. McCree, Mr. Mills, Mr. Traber and Mr. Silcox, are “independent directors” as defined in the listing standards of the NASDAQ.

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

The Audit Committee is composed of three members: Andrew Graham, its chairman, Fred Mills and Douglas I. McCree. Since our common shares are listed on Nasdaq Capital Market, we are governed by its listing standards. Accordingly, the members of the Audit Committee are all “independent directors” pursuant to the definition contained in Rule 5605(a)(2) of the NASDAQ and the criteria for independence set forth in Rule 10A-3(b)(1) of the Exchange Act. The Board of Directors has determined that Mr. Graham is an audit committee financial expert within the meaning of applicable SEC rules. The Audit Committee met formally four times during 2023. The Board of Directors has adopted a written Audit Committee Charter.

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

The Compensation Committee has the authority to determine the compensation of the named executive officers, except the Chief Executive Officer. The Compensation Committee makes recommendations to the Board of Directors for non-employee directors and the Chief Executive Officer compensation and equity awards under the Company’s equity plans. At least annually, the Compensation Committee considers the results of the Company’s operations and its financial position and makes compensation determinations. The Compensation Committee did engage consultants in determining compensation paid to executives in 2023 but did not engage or rely on consultants in determining compensation paid to executive officers in 2022 and 2021, instead relying on the judgment and knowledge of its own members. The Compensation Committee is composed of three members: Douglas I. McCree, its chairman, Fred Mills, and Frank Silcox, each of whom have been determined to be “independent” within the meaning of the SEC and NASDAQ regulations and is a “non-employee director” as defined in Section 16b-3 of the Exchange Act. The Board of Directors has adopted a formal Compensation Committee charter. The Compensation Committee met formally four times in 2023.

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

The Nominating and Governance Committee is composed of three members: Andrew Graham, its chairman, Douglas I. McCree, and Martin Traber. The Nominating and Governance Committee had seven meetings in 2023. The Board of Directors has adopted a written Nominating and Governance Committee Charter.

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

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee has served as one of our officers or employees at any time other than Mr. Silcox, who was Manager of LM Funding, LLC from 2008 - 2014. None of our executive officers serves as a member of the compensation committee of any other company that has an executive officer serving as a member of our board of directors. None of our executive officers serves as a member of the board of directors of any other company that has an executive officer serving as a member of the Compensation Committee.

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

Item 11. Executive Compensation.

Compensation of Named Executive Officers

Summary Compensation Table

The following table provides summary information concerning compensation for services rendered in all capacities awarded to, earned by or paid to our named executive officers during the years ended December 31, 2023 and 2022. The table does not include compensation for 2023 or 2022 for a named executive officer if such officer was not employed by the Company in 2023 or 2022.

	Fiscal	Salary	Bonus	Stock Awards	Option Awards	All Other Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)(1)	($)
Bruce Rodgers	2023	$825,000	$—	$488,345	$356,503	$24,860	$1,694,708
Chairman, CEO and President	2022	$750,000	$—	$—	$—	$10,571	$760,571
Richard Russell	2023	$550,000	$—	$488,345	$356,503	$48,467	$1,443,315
Chief Financial Officer	2022	$500,000	$—	$—	$—	$32,559	$532,559
Ryan Duran	2023	$192,500	$—	$122,086	$89,126	$40,217	$443,929
Vice President of Operations	2022	$154,808	$75,000	$—	$—	$32,559	$282,539

(1) These amounts consist of health insurance premiums, dental & vision insurance premiums paid by the Company in excess of non-executive contribution and 401K Company match.

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

Outstanding Equity Awards at Fiscal Year-End

The following table provides information on exercisable and unexercisable options and unvested stock awards held by the named executive officers on December 31, 2023.

	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Units That Have Not Vested	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested
Bruce Rodgers	—	—	—	—	36,111	133,571	—	—
Bruce Rodgers	83,333	83,333	4.51	4/20/33	—	—	—	—
Richard Russell	—	—	—	—	36,111	133,571	—	—
Richard Russell	83,333	83,333	4.51	4/20/33

Richard Russell	83	—	3,750	11/29/2027	—	—	—	—
Richard Russell	83	—	300	5/29/2028	—	—	—	—
Ryan Duran	—	—	—	—	9,028	33,394	—	—
Ryan Duran	20,833	20,833	4.51	4/20/33	—	—	—	—
Ryan Duran	21,065	8,120	35.70	10/28/2031	—	—	—	—
Ryan Duran	14	—	3,000	1/4/2026	—	—	—	—
Ryan Duran	28	—	300	5/29/2028	—	—	—	—

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

The following table sets forth information with respect to compensation earned by each of our directors (other than those also serving as a “named executive officer”) during the year ended December 31, 2023 and 2022.

		Fees
		Earned or
		Paid in	Option
		Cash	Awards
Name	Year	($)(1)	($)	Total ($)
Carollinn Gould	2023	$66,000	$—	$66,000
	2022	$60,000	$62,644	$122,644
Andrew Graham	2023	$99,000	$—	$99,000
	2022	$92,375	$93,966	$186,341
Fred Mills	2023	$99,000	$—	$99,000
	2022	$92,375	$93,966	$186,341
Douglas I. McCree	2023	$99,000	$—	$99,000
	2022	$92,375	$93,966	$186,341
Frank Silcox	2023	$66,000	$—	$66,000
	2022	$62,375	$62,644	$125,019
Todd Zhang*	2023	$66,000	$—	$66,000
	2022	$25,000	$23,881	$48,881
Martin Traber **	2023	$—	$—	$—
	2022	$—	$—	$—

Represents compensation for the period from January 1, 2023 through December 31, 2023 and January 1, 2022 through December 31, 2022.

* Mr. Zhang was appointed to the board in December 2022 and resigned from the board effective April 25, 2024.

**Mr. Traber was appointed to the Board on April 29, 2024 and, as such, did not receive any compensation during fiscal 2023 or 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The table below sets forth information with respect to shares of common stock that may be issued under our 2021 Omnibus Incentive Plan, as of December 31, 2023:

Equity Compensation Plan Information
	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	599,597	$9.00	141,014
Equity compensation plans not approved by security holders	-	$-	-

Principal Shareholders

The following table sets forth information regarding the beneficial ownership of our common stock as of April 22, 2024 by:

•
each person who is known by us to beneficially own more than 5% of our outstanding common stock,
•
each of our directors and named executive officers, and
•
all directors and executive officers as a group.

The number and percentage of shares beneficially owned are based on 2,492,964 common shares outstanding as of April 22, 2024. Information with respect to beneficial ownership has been furnished by each director, officer or beneficial owner of more than 5% of our common stock. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, which generally require that the individual have voting or investment power with respect to the shares. In computing the number of shares beneficially owned by an individual listed below and the percentage ownership of that individual, shares underlying options, warrants and convertible securities held by each individual that are exercisable or convertible within 60 days of April 22, 2024, are deemed owned and outstanding, but are not deemed outstanding for computing the percentage ownership of any other individual. Except as otherwise indicated in the footnotes to this table, or as required by applicable community property laws, all individuals listed have sole voting and investment power for all shares shown as beneficially owned by them. Unless otherwise indicated in the footnotes, the address for each principal shareholder is LM Funding America, Inc., 1200 West Platt Street, Suite 100, Tampa, Florida 33606.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage
5% Stockholders:
None
Named Executive Officers and Directors
Bruce M. Rodgers (1)	207,245	8.0%
Carollinn Gould (2)	35,885	1.4%
Andrew L. Graham (3)	37,387	1.4%
Douglas I. McCree (4)	30,986	1.2%
Fred Mills (5)	30,154	1.2%
Frank Silcox (6)	20,349	*
Todd Zhang (7)	6,219	*
Richard Russell (8)	196,213	7.6%
Ryan Duran (9)	68,669	2.5%
All Executive Officers and Directors as a Group (10 individuals)	617,545	21.7%

*	Represents less than 1% of beneficial ownership
(1)

Includes 15,415 owned by CGR LLC which is owned 50% by Bruce M. Rodgers Revocable Trust and 50% by Carol Linn Gould Revocable Trust, 138 shares beneficially owned by BRR Holding, LLC, 20 shares beneficially owned by Bruce M. Rodgers IRA, and 7 shares beneficially owned by Carollinn Gould IRA. Bruce M. Rodgers is the sole Trustee of the Bruce M. Rodgers Revocable Trust and Carollinn Gould is the sole Trustee of the Carol Linn Gould Revocable Trust. Bruce M. Rodgers, Carollinn Gould and their family, including trusts or custodial accounts of minor children of each of Mr. Rodgers and Ms. Gould owns 100% of the outstanding membership interests of BRR Holding, LLC and CGR LLC, and therefore Mr. Rodgers and Ms. Gould may be deemed to have shared voting and investment power for all 15,553 shares owned by both Trusts, CGR and BRR Holding, LLC. This amount excludes 83,333 options that are not exercisable within 60 days after April 22, 2024.

(2)

Includes 20,325 shares of common stock held by the two revocable trusts. Bruce M. Rodgers, Carollinn Gould and their family, including trusts or custodial accounts of minor children of each of Mr. Rodgers and Ms. Gould, own 100% of the outstanding membership interests of each trust, 1,681 shares of common stock issuable upon the exercise of options at an exercise price of $35.70 that are currently exercisable and 18,644 shares of common stock issuable upon the exercise of options at an exercise price of $3.54 that are currently exercisable.

(3)

Includes 7,303 shares of common stock, 17 shares of common stock issuable upon the exercise of options at an exercise price of $3,750 that are currently exercisable, 2,101 shares of common stock issuable upon the exercise of options at an exercise price of $35.70 that are currently exercisable and 27,966 shares of common stock issuable upon the exercise of options at an exercise price of $3.54 that are currently exercisable.

(4)

Includes 902 shares of common stock, 17 shares of common stock issuable upon the exercise of options at an exercise price of $3,750 that are currently exercisable, 2,101 shares of common stock issuable upon the exercise of options at an exercise price of $35.70 that are currently exercisable and 27,966 shares of common stock issuable upon the exercise of options at an exercise price of $3.54 that are currently exercisable.

(5)

Includes 870 shares of common stock, 2,101 shares of common stock issuable upon the exercise of options at an exercise price of $35.70 that are currently exercisable and 27,966 shares of common stock issuable upon the exercise of options at an exercise price of $3.54 that are currently exercisable.

(6)

Includes 1,681 shares of common stock issuable upon the exercise of options at an exercise price of $35.70 that are currently exercisable and 18,644 shares of common stock issuable upon the exercise of options at an exercise price of $3.54 that are currently exercisable.

(7)	Includes 6,219 shares of common stock issuable upon the exercise of options at an exercise price of $4.02 that are currently exercisable.
(8)

Includes 83 shares of common stock issuable upon the exercise of options at an exercise price of $3,750.00 that are currently exercisable or become exercisable within 60 days after April 22, 2024, includes 250 shares of common stock issuable upon the exercise of options at an exercise price of $300.00 that are currently exercisable or become exercisable within 60 days after April 22, 2024. This amount excludes 83,333 options that are not exercisable within 60 days after April 22, 2024.

(9)

Includes 83 shares of common stock issuable upon the exercise of options at an exercise price of $500.00 that are currently exercisable or become exercisable within 60 days after April 22, 2024. Includes 14 shares of common stock issuable upon the exercise of options at an exercise price of $3,000.00 that are currently exercisable or become exercisable within 60 days after April 22, 2024. Includes 25,920 shares of common stock issuable upon the exercise of options at an exercise price of $35.70 that are currently exercisable or become exercisable within 60 days after April 22, 2024. This amount excludes 24,080 options that are not exercisable within 60 days after the record date of April 22, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

Association Collection and Distribution Services

The Company engaged BLG on behalf of many of its Association clients to service and collect the accounts and to distribute the proceeds as required by Florida law and the provisions of the purchase agreements between the Company and the Associations. On February 1, 2022, the Company consented to the assignment by BLG to the law firm BLG Association Law, PLLC (“BLGAL”), of the Services Agreement, dated April 15, 2015, previously entered into by and between the Company and BLG (the “Services Agreement”). One of our directors, Ms. Gould, served as the General Manager of BLG and also currently serves as the General Manager of BLGAL. Initially, the Company paid BLG a fixed monthly fee of $82,000 per month for services rendered. On February 1, 2022, the Services Agreement was amended to reduce the monthly compensation payable under the Services Agreement to $53,000, and on March 28, 2024, the Services Agreement was amended to further reduce the monthly compensation payable under the Services Agreement to $43,000. Further, a termination fee of $150,000 was paid to BLG in connection with the assignment of the Services Agreement.

Director Independence

Because the Company’s common shares are listed on Nasdaq Capital Market, we are governed by its listing standards. Our Board of Directors has determined that five of its current members, Mr. Graham, Mr. McCree, Mr. Mills, Mr. Traber and Mr. Silcox, are “independent directors” as defined in the listing standards of the NASDAQ. The members of the Audit Committee are all “independent directors” pursuant to the definition contained in Rule 5605(a)(2) of the NASDAQ and the criteria for independence set forth in Rule 10A-3(b)(1) of the Exchange Act. All of the members of both the Compensation Committee and the Nominating Committee have been determined to be “independent” within the meaning of the SEC and NASDAQ regulations.

Item 14. Principal Accounting Fees and Services.

AUDIT FEES

The following table sets forth the aggregate fees for services related to the years ended December 31, 2023 and 2022 provided by MaloneBailey, LLP, our principal accountants:

Fee Category	2023	2022
Audit Fees - MaloneBailey, LLP (1)	$322,390	$278,500
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees (2)	50,985	7,900
Total	$373,375	$286,400

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

3.2	Restated By-Laws of LM Funding America, Inc. (incorporated by reference to Exhibit 3.2 to the Form 10-Q filed on November 17, 2022)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 (Amendment No. 2) filed on August 27, 2015 (Registration No. 333-205232))
4.2	Form of Common Warrant. (incorporated by reference to Exhibit 4.1 to Form 8-K filed on November 5, 2018)
4.3	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934, as amended (incorporated by reference to Exhibit 4.3 of the Form 10-K filed on April 1, 2024)
4.4	Representative’s Warrant, dated September 8, 2021 (incorporated by reference from Exhibit 4.1 from Form 8-K filed on September 9, 2021)
4.5	Form of Common Warrant (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on October 20, 2021)
10.1#	LM Funding America, Inc. 2015 Omnibus Incentive Plan. (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on October 23, 2015)

10.2#	Form of LM Funding America, Inc. 2015 Omnibus Incentive Plan Stock Option Award Agreement. (incorporated by reference to Exhibit 10.5 to the Form 8-K filed on October 23, 2015)

10.3#	Form of LM Funding America, Inc. 2015 Omnibus Incentive Plan Restricted Stock Award Agreement. (incorporated by reference to Exhibit 10.6 to the Form 8-K filed on October 23, 2015)

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
10.15#

Services Agreement Amendment dated effective as of January 1, 2024, between LM Funding America, Inc. and BLG Association Law, PLLC (incorporated by reference to Exhibit 10.15 to the Form 10-K filed on April 1, 2024)

10.16

Master Services Agreement, entered into September 6, 2022 but effective as of August 29, 2022, between Core Scientific, Inc. and U.S. Digital Mining and Hosting Co, LLC (incorporated by reference to Exhibit 10.2 to the Form 8-K filed September 8, 2022)

EX-1

Exhibit Number	Description
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

10.19#	Asset Purchase Agreement, dated December 26, 2023, between LM Funding America, Inc. and Platonic Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed December 28, 2023)
10.20#	Equity Distribution Agreement, dated June 26, 2023, by and between LM Funding America, Inc. and Maxim Group LLC (incorporated by reference to Exhibit 1.1 to the Form 8-K filed June 26, 2023)
10.21#

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

LM FUNDING AMERICA, INC.

Date: April 29, 2024	By:	/s/ Bruce M. Rodgers
Bruce M. Rodgers
Chief Executive Officer and Chairman of the Board

1