Form 10-Q
period 2024-03-31
LM FUNDING AMERICA, INC.
filed 2024-05-15
CIK 1640384

UNITEDSTATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

The registrant had 2,492,964 shares of Common Stock, par value $0.001 per share, outstanding as of May 10, 2024.

LM FUNDING AMERICA, INC.

TABLE OF CONTENTS

		Page

PART I.	FINANCIAL INFORMATION	3

Item 1.	Financial Statements	3

	LM Funding America, Inc. and Subsidiaries Consolidated Balance Sheets as of March 31, 2024 (unaudited) and December 31, 2023	3

	LM Funding America, Inc. and Subsidiaries Consolidated Statements of Operations for the Three Months Ended March 31, 2024 and 2023 (unaudited)	4

	LM Funding America, Inc. and Subsidiaries Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2024 and 2023 (unaudited)	5

	LM Funding America, Inc. and Subsidiaries Consolidated Statements of Changes in Stockholders’ Equity for the Three Months Ended March 31, 2024 and 2023 (unaudited)	6
	Notes to Unaudited Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33

Item 4.	Controls and Procedures	34

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	35

Item 1A.	Risk Factors	35

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 3.	Defaults Upon Senior Securities	35

Item 4.	Mine Safety Disclosures	35

Item 5.	Other Information	35

Item 6.	Exhibits	36

SIGNATURES		37

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

LM Funding America, Inc. and Subsidiaries Consolidated Balance Sheets

	March 31,	December 31,
	2024 (Unaudited)	2023

Assets
Cash	$827,366	$2,401,831
Digital Assets (Note 2)	11,651,969	3,416,256
Finance receivables	27,459	19,221
Marketable securities (Note 5)	15,700	17,860
Receivable from sale of Symbiont assets (Note 5)	200,000	200,000
Prepaid expenses and other assets	2,483,368	4,067,212
Income tax receivable	31,187	31,187
Current assets	15,237,049	10,153,567

Fixed assets, net (Note 3)	20,897,314	24,519,610
Deposits on mining equipment (Note 4)	1,117,798	20,837
Notes receivable from Seastar Medical Holding Corporation (Note 5)	-	1,440,498
Long-term investments - equity securities (Note 5)	753,973	156,992
Investment in Seastar Medical Holding Corporation (Note 5)	1,899,484	1,145,486
Operating lease - right of use assets (Note 7)	162,966	189,009
Other assets	86,798	86,798
Long-term assets	24,918,333	27,559,230
Total assets	$40,155,382	$37,712,797

Liabilities and stockholders' equity
Accounts payable and accrued expenses	2,042,906	2,064,909
Note payable - short-term (Note 6)	325,669	567,586
Due to related parties (Note 10)	55,290	22,845
Current portion of lease liability (Note 7)	114,148	110,384
Total current liabilities	2,538,013	2,765,724

Lease liability - net of current portion (Note 7)	56,148	85,775
Long-term liabilities	56,148	85,775
Total liabilities	2,594,161	2,851,499

Stockholders' equity (Note 8)
Preferred stock, par value $.001; 150,000,000 shares authorized; no shares issued and outstanding as of March 31, 2024 and December 31, 2023	-	-
Common stock, par value $.001; 350,000,000 shares authorized; 2,492,964 shares issued and outstanding as of March 31, 2024 and 2,492,964 as of December 31, 2023	2,493	2,493
Additional paid-in capital	95,327,227	95,145,376
Accumulated deficit	(56,857,610)	(58,961,461)
Total LM Funding America stockholders' equity	38,472,110	36,186,408
Non-controlling interest	(910,889)	(1,325,110)
Total stockholders' equity	37,561,221	34,861,298
Total liabilities and stockholders’ equity	$40,155,382	$37,712,797

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LM Funding America, Inc. and Subsidiaries Consolidated Statements of Operations (unaudited)

	Three Months Ended March 31,
	2024	2023
Revenues:
Digital mining revenues	$4,597,908	$2,090,851
Specialty finance revenue	116,628	182,836
Rental revenue	33,068	39,831
Total revenues	4,747,604	2,313,518
Operating costs and expenses:
Digital mining cost of revenues (exclusive of depreciation and amortization shown below)	2,654,946	1,667,673
Staff costs and payroll	1,243,026	932,835
Depreciation and amortization	2,426,068	801,873
Gain on fair value of Bitcoin, net	(4,257,515)	-
Impairment loss on mining equipment	1,188,058	-
Impairment loss on mined digital assets	-	199,554
Realized gain on sale of mined digital assets	-	(424,333)
Professional fees	509,893	572,356
Selling, general and administrative	177,906	239,464
Real estate management and disposal	27,189	31,803
Collection costs	926	9,808
Other operating costs	214,505	251,911
Total operating costs and expenses	4,185,002	4,282,944
Operating income (loss)	562,602	(1,969,426)
Unrealized gain (loss) on marketable securities	(2,160)	5,790
Impairment loss on prepaid machine deposits	-	(36,691)
Unrealized gain (loss) on investment and equity securities	1,350,979	(5,822,854)
Gain on fair value of purchased Bitcoin, net	57,926	-
Realized gain on sale of purchased digital assets	-	1,917
Loss on disposal of assets	(8,170)	-
Other income - coupon sales	4,490	603,591
Interest expense	(70,826)	-
Interest income	9,125	55,077
Income (loss) before income taxes	1,903,966	(7,162,596)
Income tax expense	-	-
Net income (loss)	$1,903,966	$(7,162,596)
Less: loss (income) attributable to non-controlling interest	(414,221)	1,776,264
Net income (loss) attributable to LM Funding America Inc.	$1,489,745	$(5,386,332)

Basic income (loss) per common share	$0.61	$(2.41)
Diluted income (loss) per common share	$0.61	$(2.41)

Weighted average number of common shares outstanding
Basic	2,428,203	2,232,964
Diluted	2,428,203	2,232,964

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LM Funding America, Inc. and Subsidiaries Consolidated Statements of Cash Flows

(unaudited)

	Three Months ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,903,966	$(7,162,596)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	2,426,068	801,873
Noncash lease expense	26,043	23,224
Stock compensation	71,047	-
Stock option expense	110,804	194,356
Accrued investment income	(8,568)	(53,734)
Digital assets other income	(4,490)	-
Gain on fair value of Bitcoin, net	(4,315,441)	-
Impairment loss on mining machines	1,188,058	-
Impairment loss on digital assets	-	199,554
Impairment loss on hosting deposits	-	36,691
Unrealized loss (gain) on marketable securities	2,160	(5,790)
Unrealized loss (gain) on investment and equity securities	(1,350,979)	5,822,854
Loss on disposal of fixed assets	8,170	-
Realized gain on sale of digital assets	-	(426,250)
Change in operating assets and liabilities:
Prepaid expenses and other assets	1,583,843	36,473
Advances (repayments) to related party	32,445	(12,659)
Accounts payable and accrued expenses	(22,003)	111,486
Mining of digital assets	(4,597,908)	(2,090,851)
Proceeds from sale of digital assets	-	1,455,141
Lease liability payments	(25,863)	(22,243)
Net cash used in operating activities	(2,972,648)	(1,092,471)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net collections of finance receivables - original product	(8,238)	-
Net collections of finance receivables - special product	-	4,695
Capital expenditures	-	(263,596)
Collection of notes receivable	1,449,066	1,644,834
Investment in digital assets	-	(35,157)
Proceeds from sale of digital assets	1,296,233	33,675
Deposits for mining equipment	(1,096,961)	(923,687)
Net cash from investing activities	1,640,100	460,764
CASH FLOWS FROM FINANCING ACTIVITIES:
Insurance financing repayments	(241,917)	(177,393)
Net cash used in financing activities	(241,917)	(177,393)
NET DECREASE IN CASH	(1,574,465)	(809,100)
CASH - BEGINNING OF PERIOD	2,401,831	4,238,006
CASH - END OF PERIOD	$827,366	$3,428,906

SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES

ROU assets and operating lease obligation recognized	$-	$21,887
Reclassification of mining equipment deposit to fixed assets, net	$-	$54,876
Change in accounting principle (see Note 1)	$614,106	$-
SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION
Cash paid for taxes	$-	$-
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LM Funding America, Inc. and Subsidiaries Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2024 and 2023

(unaudited)

	Common Stock
	Shares	Amount	Additional paid-in capital	Accumulated Deficit	Non-Controlling Interest	Total Equity
Balance - December 31, 2022	2,232,964	$2,233	$92,206,200	$(43,017,207)	$1,606,003	$50,797,229
Stock option expense	-	-	194,356	-	-	194,356
Net loss	-	-	-	(5,386,332)	(1,776,264)	(7,162,596)
Balance - March 31, 2023	2,232,964	$2,233	$92,400,556	$(48,403,539)	$(170,261)	$43,828,989

Balance - December 31, 2023	2,492,964	$2,493	$95,145,376	$(58,961,461)	$(1,325,110)	$34,861,298
Stock option expense	-	-	110,804	-	-	110,804
Stock compensation	-	-	71,047	-	-	71,047
Cumulative effect of change in accounting principle (See Note 1)				614,106		614,106
Net income	-	-	-	1,489,745	414,221	1,903,966
Balance - March 31, 2024	2,492,964	$2,493	$95,327,227	$(56,857,610)	$(910,889)	$37,561,221

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LM FUNDING AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024

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

LMFAO Sponsor LLC formed a majority owned subsidiary LMF Acquisition Opportunities Inc. (“LMAO”) on October 29, 2020 which was organized as a special purpose acquisition company that that completed an initial public offering in January 2021, whereupon the company ceased to be majority owned by LMFA. LMF Acquisition Opportunities Inc. was subsequently merged with Seastar Medical Holding Corporation on October 28, 2022.

The Company also from time to time organizes other subsidiaries to serve a specific purpose or hold a specific asset.

Lines of Business

The Company currently operates two lines of business: our cryptocurrency mining business and our specialty finance business.

The Bitcoin mining operation deploys our computing power to mine Bitcoin on the Bitcoin network. We conduct this business through our wholly owned subsidiary, US Digital, a Florida limited liability company, which we formed in 2021 to develop and operate our cryptocurrency mining business.

With respect to our specialty finance business, the Company has historically engaged in the business of providing funding to nonprofit community associations primarily located in the state of Florida. We offer incorporated nonprofit community associations, which we refer to as “Associations,” a variety of financial products customized to each Association’s financial needs.

Bitcoin Mining Business

We obtain Bitcoin as a result of our mining operations, and we sell Bitcoin from time to time, to support our operations and strategic growth. We plan to convert our Bitcoin to U.S. dollars. We may engage in regular trading of Bitcoin or engage in hedging activities related to our holding of Bitcoin. However, our decisions to hold or sell Bitcoin at any given time may be impacted by the Bitcoin market, which has been historically characterized by significant volatility. Currently, we do not use a formula or specific methodology to determine whether or when we will sell Bitcoin that we hold, or the number of Bitcoins we will sell. Rather, decisions to hold or sell Bitcoins are currently determined by management based on working cash needs and by monitoring the market in real time.

As of March 31, 2024 and December 31, 2023, the Company had approximately 5,900 machines installed, which amounted to operating units capable of producing over 615 petahash and 615 petahash, respectively per second (“EH/s”) of computing power.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in the annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The interim consolidated financial statements as of March 31, 2024 and for the three months ended March 31, 2024 and March 31, 2023, respectively are unaudited. In the opinion of management, the interim consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of the results for the interim periods. The accompanying consolidated balance sheet as of December 31, 2023, is derived from the audited consolidated financial statements presented in the Company’s Annual Report on Form 10-K for fiscal the year ended December 31, 2023.

Recently adopted accounting pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2023-08, Intangible - Goodwill and Other -Crypto Assets (Subtopic 350-60) (“ASC 350-60”). ASC 350-60 requires entities with certain crypto assets to subsequently measure such assets at fair value, with changes in fair value recorded in net income in each reporting period. In addition, entities are required to provide additional disclosures about the holdings of certain crypto assets. Crypto assets that meet all the following criteria are within the scope of the ASC 350-60:

(1) meet the definition of intangible assets as defined in the Codification

(2) do not provide the asset holder with enforceable rights to or claims on underlying goods, services, or other assets

(3) are created or reside on a distributed ledger based on blockchain or similar technology

(4) are secured through cryptography

(5) are fungible, and

(6) are not created or issued by the reporting entity or its related parties.

Bitcoin, which is the sole crypto asset mined by the Company, meets each of these criteria. For all entities, the ASC 350-60 amendments are effective for fiscal years beginning after December 15, 2024, including interim periods within those years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued (or made available for issuance). If an entity adopts the amendments in an interim period, it must adopt them as of the beginning of the fiscal year that includes that interim period. The Company has elected to early adopt the new guidance effective January 1, 2024 resulting in a $614 thousand cumulative-effect change to adjust the Company's Bitcoin held on January 1, 2024 with the corresponding entry to beginning accumulated deficit.

Segment and Reporting Unit Information

Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Chief Executive Officer and1 Chief Financial Officer of the Company comprise the CODM, as a group. The Company has two operating segments as of March 31, 2024, which we refer to as Specialty Finance and Mining Operations. Our corporate oversight function and other components that may earn revenues that are only incidental to the activities of the Company are aggregated and included in the “All Other” category. Refer to Note 9 - Segment Information.

Reclassification

Certain prior period immaterial amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on the reported results of operations.

Liquidity

The accompanying consolidated financial statements of the Company have been prepared assuming the Company will continue as a going concern. The going concern basis of presentation assumes that the Company will continue in operation one year after the date these financial statements are issued and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. The evaluation of going concern under the accounting guidance requires significant judgment which involves the Company to consider that it has historically incurred losses in recent years as it has prepared to grow its business through expansion and acquisition opportunities. The Company must also consider its current liquidity as well as future market and economic conditions that may be deemed outside the control of the Company as it relates to obtaining financing and generating future profits. As of March 31, 2024, the Company had $0.8 million available cash on-hand and Bitcoin with a fair market value of $11.7 million. After considering its current liquidity and future market and economic conditions, the Company has concluded there is no substantial doubt about the Company’s ability to continue as a going concern.

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

Cash

The Company maintains cash balances at several financial institutions that are insured under the Federal Deposit Insurance Corporation’s (“FDIC”) Transition Account Guarantee Program. Balances with the financial institutions may exceed federally insured limits. We have approximately $492,000 of cash in various institutions that exceed the FDIC or SIPC insurance coverage limit of $250,000.

Digital Assets

Bitcoin are included in current assets in the consolidated balance sheets due to the Company’s ability to sell Bitcoin in a highly liquid marketplace and such Bitcoin holdings are expected to be realized in cash or sold or consumed during the normal operating cycle of the Company. As a result of adopting ASC 350-60 on January 1, 2024, Bitcoin is measured at fair value as of each reporting period (see Recently Issued Accounting Pronouncements). The fair value of Bitcoin is measured using the period-end closing Bitcoin price from its principal market in accordance with ASC 820, Fair Value Measurement. Since Bitcoin is traded on a 24-hour period, the Company utilizes the price as of midnight UTC time, which aligns with the Company's revenue recognition cut-off. The increase and decrease in fair value from each reporting period is reflected on the consolidated statements of operation as "Gain on fair value of Bitcoin, net". The Company sells Bitcoin and such gains and losses from such transactions are measured as the difference between the cash proceeds and the carrying basis of Bitcoin as determined on a First In-First Out ("FIFO") basis and are recorded within "Gain on fair value of Bitcoin, net".

Prior to issuance of the ASU 2023-08 and adoption of ASC 350-60, Bitcoin were recorded at cost less impairment and were classified as indefinite-lived intangible assets in accordance with ASC 350, Intangibles — Goodwill and Other. An intangible asset with an indefinite useful life was not amortized but was assessed for impairment annually, or more frequently, when events or changes in circumstances occurred indicating that it was more likely than not that the carrying amount of the indefinite-lived asset exceeded its fair value. The Company determined the fair value of Bitcoin in accordance with ASC 820, Fair Value Measurement, based on lowest intraday quoted prices from our principal market for such assets (Level 1 inputs). We performed an analysis each month to identify whether events or changes in circumstances indicate that it is more likely than not that our digital assets were impaired. If the carrying value of a digital asset exceeded the fair value so determined, an impairment loss had occurred with respect to those digital assets in the amount equal to the difference between their carrying values and the fair value. To the extent an impairment loss was recognized, the loss established the new cost basis of the asset and subsequent reversal of impairment losses was not permitted under ASC 350, Intangibles – Goodwill and Other. Additionally, in the previous guidance, subsequent increases in Bitcoin prices are not allowed to be recorded (unrealized gains) unless the Bitcoin is sold, at which point the gain is recognized. Accordingly, gains (losses) recognized on fair value of Bitcoin in fiscal year 2024 are not comparable to fiscal year 2023.

Bitcoin, which is non-cash consideration earned by the Company through its mining activities, are included as a reconciling item as a cash outflow within operating activities on the accompanying consolidated statements of cash flows. The cash proceeds from the sales of Bitcoin are classified based on the holding period in which the Bitcoin are held. ASC 350-60 specifies that Bitcoin converted nearly immediately into cash would qualify as cash flows from operating activities and all other sales would qualify as investing activities. In prior fiscal periods, the Company did not hold its Bitcoin for extended periods of time and such sales proceeds prior to the adoption of ASC 350-60 were reported as cash flows from operating activities. Upon adoption of ASC 350-60, the Company evaluates its sales of Bitcoin and will record Bitcoin sold nearly immediately as operating cash flows and the remainder will be recorded as investing activities. During the quarter ended March 31, 2024, all proceeds from Bitcoin sales were classified as investing activities.

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

The Company classifies mining machine deposit payments within "Deposits on mining equipment" in the consolidated balance sheets. As mining machines are received, the respective cost of the mining machines plus the related shipping and customs fees are reclassified from "Deposits on mining equipment" to "Fixed assets, net" in the consolidated balance sheet. Refer to Note 4 - Deposits on Mining Equipment and Hosting Services. In addition, as part of its periodic review of its fixed asset groups during the fourth quarter of 2023, the Company changed the estimated useful life for its mining machines from 5 years to 4 years. The change was accounted for on a prospective basis.

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

Equipment Purchases

We ordered 300 S21 Bitmain machines in January 2024 for an aggregate purchase price of approximately $1.1 million which were delivered in two shipments, March 2024 and April 2024.

Right to Use Assets

The Company capitalizes all leased assets pursuant to ASU 2016-02, Leases (Topic 842), which requires lessees to recognize right-of-use assets and lease liability, initially measured at present value of the lease payments, on its balance sheet for leases with terms longer than 12 months and classified as either financing or operating leases. As of March 31, 2024 and December 31, 2023 right to use assets, net of accumulated amortization, was $163 thousand and $189 thousand.

Impairment of Long-Lived Assets

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment amount is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. There was $1.2 million and nil impairment loss recorded on fixed assets during the three months ended March 31, 2024 and 2023, respectively. Refer to Note 3 - Fixed Assets.

Hosting Contracts

On September 5, 2022, the Company, through its wholly-owned subsidiary US Digital, entered into a hosting agreement (the “Core Hosting Agreement”) with Core Scientific Inc. (“Core”) pursuant to which Core, under various additional orders, agreed to host approximately 3,000 of the Company's Bitcoin miner machines at a secure location and provide power, maintenance and other services specified in the contract with a term of one year, with automatic renewals unless either party notifies the other party in writing not less than ninety (90) calendar days before such renewal of its desire for the order not to renew unless terminated sooner pursuant to the terms of the Core Hosting Agreement. The Company entered into a number of amendments in 2023 and 2024 that resulted in

Core hosting a total of approximately 4,870 miners. The amended Hosting Agreement results in the terms of the hosting arrangement expiring with respect to approximately 4,400 miners on May 31, 2024 while allowing the terms of the hosting arrangement to continue with respect to approximately 800 miners through December 31, 2024.

As required under the Core Hosting Agreement, the Company has paid approximately $1.5 million as of March 31, 2024 and $2.2 million as of December 31, 2023 as a deposit. Under the terms of the amended Hosting Agreement, the deposit for the miners that will be removed in May 2024 is being applied to our invoices. In December 2022, Core filed for Chapter 11 bankruptcy in the U.S. Bankruptcy Court for the Southern District of Texas. Core's bankruptcy filing has not negatively impacted our mining ability at their sites as of the date of this filing.

On May 5, 2023, the Company entered into a hosting agreement (the “GIGA Hosting Agreement”) with GIGA Energy Inc. (“GIGA”) pursuant to which GIGA agreed to host 1,080 of the Company's Bitcoin Miner S19J Pro machines at a secure location and provide power, maintenance and other services specified in the contract with a term of one year. On April 12, 2024, the Company amended the contract to allow for an extension of the contract with a 60 day termination notice. As required under the GIGA Hosting Agreement, the Company paid $173 thousand as a pre-payment in May 2023 and paid a refundable deposit of $173 thousand in August 2023.

Revenue Recognition – Bitcoin Mining

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

Step 1: The Company enters into a contract with a Bitcoin mining pool operator (i.e., the customer) to provide computing power to the mining pools. The contract is terminable at any time by either party and the Company’s enforceable right to compensation only begins when the Company starts providing computing power to the mining pool operator (which occurs daily at midnight Universal Time Coordinated (UTC)). When participating in ratable share pools, in exchange for providing computing power the Company is entitled to a fractional share of the Bitcoin award the mining pool operator receives for successfully adding a block to the blockchain, plus a fractional share of the transaction fees attached to that blockchain. The Company’s fractional share is based on the proportion of computing power the Company contributed to the mining pool operator to the total computing power contributed by all mining pool participants in solving the current algorithm. When participating in a Full Pay Per Share (“FPPS”) mining pool, in exchange for providing computing power to the pool the Company is entitled to compensation, calculated on a daily basis, at an amount that approximates the total Bitcoin that could have been mined using the Company’s computing power, calculated on a look-back basis across previous blocks using the pools hash rate index. Applying the criteria per ASC 606-10-25-1, the contract arises at the point that the Company provides computing power to the mining pool operator, which is beginning contract day at midnight UTC (contract inception), because customer consumption is in tandem with daily earnings of delivery of the computing power.

Step 2: In order to identify the performance obligations in a contract with a customer, the Company must assess the promised goods or services in the contract and identify each promised good or service that is distinct. A performance obligation meets ASC 606’s definition of a “distinct” good or service (or bundle of goods or services) if both of the following criteria are met:

• The customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer (i.e., the good or service is capable of being distinct); and

• The entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract (i.e., the promise to transfer the good or service is distinct within the context of the contract).

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

Step 3: The transaction consideration the Company earns is non-cash digital consideration in the form of Bitcoin, which the Company measures at fair value on the date earned at the daily closing price, which is not materially different from the fair value at contract inception.

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

In exchange for providing computing power, the Company is entitled to a pro-rata share of the fixed Bitcoin awards earned over the measurement period, plus a pro-rata fractional share of the global transaction fee rewards for the respective measurement period, less net digital asset fees due to the mining pool operator over the measurement period, as applicable. The transaction consideration the Company receives is non-cash consideration, in the form of Bitcoin. The Company measures the Bitcoin at fair value on the date earned using the closing price of Bitcoin on the date earned (midnight UTC), which is not materially different from the fair value at contract inception.

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

Coupon Sales

From time to time the Company receives coupons from Bitmain to incentivize purchases of equipment. Coupons have a stated face value in dollars and can be applied against future invoices for purchased machines. Coupons are transferable and there are not restrictions on the sale to third parties. Occasionally, the Company sells coupons to third parties in exchange for cash consideration or digital assets. As there is currently no active market for the buying and selling of Bitmain coupons, the Company has determined that the fair value of coupons received is nil at the time of receipt therefore revenue associated with the sale of such coupons is not recognized until the sale transaction has been completed and consideration has been received from the third party. During the three months ended March 31, 2024 and March 31, 2023, the Company sold Bitmain coupons for $4 thousand and $604 thousand, which was recognized as other income within "Other income - coupon sales" in the Consolidated Statements of Operations.

Income Taxes

The Company’s calculation of its tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions. The Company recognizes tax liabilities for uncertain tax positions based on management’s estimate of whether it is more likely than not that additional taxes will be required. The Company had no uncertain tax positions as of March 31, 2024 and December 31, 2023.

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

Income tax expense/(benefit) from operations for the three months ended March 31, 2024 and 2023 was $nil in each period, which resulted primarily from maintaining a full valuation allowance against the Company's deferred tax assets.

Income (Loss) Per Share

Basic income (loss) per share is calculated as net income (loss) to common stockholders divided by the weighted average number of common shares outstanding during the period.

The weighted average shares used in calculating income per share for the three months ended March 31, 2024 includes 65 thousand restricted shares that were legally issued during the year ended December 31, 2023 and vested during the three months ended March 31, 2024 based on their respective vesting date and excludes 22 thousand restricted shares that were legally issued during the year ended December 31, 2023 but not vested as of March 31, 2024. No issuance or vesting of restricted shares occurred during the three months ended March 31, 2023.

Diluted income (loss) per share for the periods equal to basic income (loss) per share as the effect of any convertible notes, stock-based compensation awards or stock warrants would be anti-dilutive.

The anti-dilutive stock-based compensation awards consisted of:

	March 31, 2024	December 31, 2023
Stock Options	599,597	599,597
Stock Warrants	1,274,807	1,274,807
Restricted Shares	21,667	86,667

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

Non-cash Activities

ROU assets and operating lease obligation recognized - Due to the execution of its office equipment operating lease during the three months ended March 31, 2024 and 2023, the Company recognized a lease liability and ROU asset associated with the lease in the amount of nil and $22 thousand, respectively.

Reclassification of mining equipment deposit to fixed assets, net - During the three months ended March 31, 2024 and 2023 as mining machines were received, the Company reclassified nil and $55 thousand of mining machine costs plus related shipping and customs fees from "Deposits on mining equipment" to "Fixed assets, net" in the consolidated balance sheets, respectively.

Change in equity due to change in accounting principal ASC 350-60 - The Company has elected to early adopt the new guidance effective January 1, 2024 resulting in a $614 thousand cumulative-effect change to adjust the Company's Bitcoin held on January 1, 2024 with the corresponding entry to beginning accumulated deficit.

Note 2. Digital Asset

Digital assets consisted of the following:

	March 31, 2024	December 31, 2023	March 31, 2023
Bitcoin	$11,637,319	$3,406,096	$1,751,914
Tether	14,650	10,160	-
Total digital assets	$11,651,969	$3,416,256	$1,751,914

Bitcoin
	March 31, 2024	December 31, 2023	March 31, 2023
Number of Bitcoin held	163.4	95.1	83.6
Carrying basis - per Bitcoin	$48,046	$35,816	$20,956
Fair value - per Bitcoin	$71,306	$42,273	$28,486
Carrying basis of Bitcoin	$7,850,671	$3,406,096	$1,751,914
Fair value of Bitcoin	$11,637,319	$4,020,202	$2,381,442

The carrying basis represents the valuation of Bitcoin at the time the Company earns the Bitcoin through mining activities. The carrying basis for Bitcoin held prior to the adoption of ASU 2023-08 was determined on the "cost less impairment" basis. Fair value of Bitcoin was determined using Level 1 inputs.

The following table presents a roll-forward of Bitcoin for the three months ended March 31, 2024, based on the fair value model under ASU 2023-08:

March 31, 2024
Bitcoin as of December 31, 2023	$3,406,096
Cumulative effect of the adoption of ASU 2023-08 (See Note 1)	614,106
Beginning balance: Bitcoin as of January 1, 2024	4,020,202
Addition of Bitcoin from mining activities	4,597,908
Disposition of Bitcoin from sales	(1,296,232)
Gain on fair value of Bitcoin, net	4,315,441
End of period	$11,637,319

During the three months ended March 31, 2024, the Company realized total gains on Bitcoin of $519 thousand and did not realize any losses on Bitcoin.

The following table presents a roll-forward of Bitcoin for the three months ended March 31, 2023, prior to the adoption of ASU 2023-08, based on the cost less impairment model under ASC 350:

March 31, 2023
Beginning of year	$888,026
Purchase of Bitcoin	35,157
Production of Bitcoin	2,090,851
Impairment loss on mined Bitcoin	(199,554)
Carrying amount of Bitcoin sold	(1,062,566)
End of period	1,751,914

Note 3. Fixed Assets, net

The components of fixed assets as of March 31, 2024 and December 31, 2023 are as follows:

	Useful Life (Years)	March 31, 2024	December 31, 2023
Mining machines	4	$28,602,298	$29,799,782
Real estate assets owned	30	80,057	80,057
Furniture, computer and office equipment	3-5	230,062	230,063
Gross fixed assets		28,912,417	30,109,902
Less: accumulated depreciation		(8,015,103)	(5,590,292)
Fixed assets, net		$20,897,314	$24,519,610

As of March 31, 2024 and December 31, 2023, there were approximately 5,900 mining machines in service at various hosting sites. The Company’s depreciation expense recognized for the three months ended March 31, 2024 and 2023 was $2.4 million and $0.8 million, respectively.

In order to accommodate an expected incoming shipment of S21 mining machines in April 2024, management identified 365 mining machines at a Core hosting facility that would require relocation. As part of its impairment testing management considered the possible cashflows and probabilities associated with the relocation and continued use of 365 mining machines at a separate hosting facility location and the potential sale of such assets to a third party. Based on the assessment performed, management concluded a sale was probable and an impairment of $1.2M on the mining machines was recorded as of March 31, 2024, which was calculated as the net carrying value of the 365 mining machines of $1.3M less the expected sales price of $79 thousand. The loss was recorded on our Consolidated Statements of Operations as "Impairment loss on mining equipment" for the three months ended March 31, 2024.

On April 16, 2024, the 365 mining machines were sold to a third party for $79 thousand. There was no additional loss recognized upon the asset sale.

There was no impairment loss recorded on fixed assets during the three months ended March 31, 2023.

Note 4. Deposits on Mining Equipment and Hosting Services

As further described in Note 1, the Company has entered into a series of mining machine purchase agreements, hosting and colocation service agreements in connection with our cryptocurrency mining operations which required deposits to be paid in advance of the respective asset or service being received.

As of March 31, 2024 and December 31, 2023, the Company has a total of $1.1 million and $20 thousand, respectively, classified as "Deposits on mining equipment".

As of March 31, 2024 and December 31, 2023, the Company has a total of $1.7 million and 3.1 million in hosting deposits, respectively, classified as "Prepaid expenses and Other assets" as these assets are associated with hosting contracts that expire in 2024.

Note 5. Investments

Marketable Securities

Our marketable equity securities are publicly traded stocks measured at fair value using quoted prices for identical assets in active markets and classified as Level 1 within the fair value hierarchy. Marketable equity securities as of March 31, 2024 and December 31, 2023, and activity for the three months ended March 31, 2024 and year ended December 31, 2023, are as follows:

	Cost	Cost of Shares Sold	Gross Unrealized Gain (Loss)	Fair Value

Marketable equity securities, March 31, 2024	$17,860	$-	$(2,160)	$15,700

Marketable equity securities, December 31, 2023	$743,906	$(739,616)	$13,570	$17,860

No marketable securities were sold during the three months ended March 31, 2024 and 2023.

Notes receivable from Sale of Symbiont assets

The Company entered into a secured promissory note and loan agreement with Symbiont.IO, Inc. (“Symbiont”) on December 1, 2021 under which the Company loaned Symbiont an aggregate principal amount of $2 million bearing interest at a rate of 16% per annum. The outstanding principal, plus any accrued and unpaid interest, became due and payable on December 1, 2022 but was not paid. The Symbiont note was secured by a first priority perfected security interest in the assets of Symbiont.

Symbiont filed for bankruptcy on December 1, 2022. On June 5, 2023, the Company purchased substantially all of the assets of Symbiont (the “Symbiont Assets”) by means of a credit bid of the full amount of the note payable owed by Symbiont to the Company. The Symbiont Assets were comprised principally of intellectual property and software code relating to Symbiont’s financial services blockchain enterprise platform. The assets were recorded as intangible assets at an amount equal to the total consideration of $2.8 million.

On December 26, 2023, the Company entered into an asset purchase agreement with Platonic Holdings, Inc. (“Platonic”) pursuant to which we agreed to sell to Platonic the Symbiont Assets. The sale of the Symbiont Assets closed on December 27, 2023. The sales proceeds were $2.0 million, of which $0.2 million is being held in a customary indemnity escrow until December 26, 2024. Amounts held in escrow are recorded as "Receivable from the sale of Symbiont assets" in the consolidated balance sheets as of March 31, 2024 and December 31, 2023.

Notes receivable from Seastar Medical Holding Corporation

As of March 31, 2024, there was no outstanding principal and accrued interest and as of December 31, 2023, there was $1,127 thousand of principal and $13 thousand of accrued interest on the Amended Sponsor Note included in "Note receivable from Seastar Medical Holding Corporation" on the consolidated balance sheets.

As of March 31, 2024, there was no outstanding principal and accrued interest and as of December 31, 2023, there was $296 thousand of principal and $3 thousand of accrued interest on the amended LMFA Note in "Notes receivable from Seastar Medical Holding Corporation" on the consolidated balance sheets.

On January 29, 2024 Seastar fully repaid the remaining balance of principal and accrued interest on the Notes which totaled approximately $1.4 million as of the payoff date.

	March 31, 2024	December 31, 2023	March 31, 2023

Notes receivable from Seastar Medical Holding Corporation	$-	$1,440,498	$2,216,649
End of period	$-	$1,440,498	$2,216,649

	March 31, 2024		March 31, 2023

Beginning of year	$1,440,498		$3,807,749
Repayment of Seastar Medical Holding Corporation notes receivable	(1,449,066)		(1,644,834)
Accrued interest income	8,568		53,734
End of period	$-		$2,216,649

Long-term Investments

Long-term investments held to maturity in equity securities consist of the following:

LMF Acquisition Opportunities Inc. and SeaStar Medical - Warrants

The Company, through its affiliate LMFA Sponsor LLC ("Sponsor"), owns an aggregate 5,738,000 private placement warrants in SeaStar Medical, Inc., a Delaware corporation (“SeaStar Medical”). For the three months ended March 31, 2024 and 2023, our re-measurement of the fair value of the private placement warrants resulted in an unrealized gain of approximately $597 thousand and unrealized loss of $26 thousand, respectively. The unrealized loss is included within "Unrealized gain on investment and equity securities" within the consolidated statements of operations.

Long-term investments for the SMHC (formerly LMAO) warrants consist of the following:

	March 31, 2024	December 31, 2023	March 31, 2023

Seastar Medical Holding Corporation (formerly LMAO) warrants	$753,973	$156,992	$437,924
End of period	$753,973	$156,992	$437,924

	March 31, 2024		March 31, 2023

Beginning of year	$156,992		$464,778
Unrealized gain (loss) on equity securities	596,981		(26,854)
End of period	$753,973		$437,924

SeaStar Medical Holding Corporation - Common Stock

As of March 31, 2024 and December 31, 2023, Sponsor holds 2,587,500 shares, or approximately 3.4% of the total common shares of SeaStar Medical, along with 5,738,000 private placement warrants. Taking into consideration the approximately 30% minority interest in Sponsor, the percentage of ownership in the total common shares of SeaStar Medical that is attributable to the Company is approximately 2.4%.

Our investment in SeaStar Medical common stock qualifies for equity-method accounting, for which we have elected the fair value option which requires the Company to remeasure our retained interest in SeaStar Medical at fair value and include any resulting adjustments as part of a gain or loss on investment. The fair value calculation related to our retained interest in SeaStar Medical is based upon the observable trading price of SeaStar Medicals Class A common stock.

The Company determined that our investment in SeaStar Medical meets the criteria for the equity method of accounting, for which we have elected the fair value option. We remeasure our retained interest in SeaStar Medical's common stock at fair value and include any resulting adjustments as part of our gain or loss on investments. The fair value of our retained interest in SeaStar Medical's common stock is classified as Level 1 in the fair value hierarchy as the fair value is based upon the observable trading price of ICU common stock. The trading price of ICU common stock as of March 31, 2024 and 2023 was $0.73 and $1.86 per share, respectively.

Changes in fair value are recorded in the income statement during the period of change. For the three months ended March 31, 2024 and 2023, our re-measurement of the fair value of ICU common stock resulted in an unrealized gain of approximately $0.8 million and unrealized loss of approximately $5.8 million, respectively. The unrealized gain (loss) is included within "Unrealized gain (loss) on investment and equity securities" within the consolidated statements of operations.

Long-term investments for the SeaStar Medical common stock consist of the following:

	March 31, 2024	December 31, 2023	March 31, 2023

Seastar Medical Holding Corporation common stock	$1,899,484	$1,145,486	$4,812,750
End of period	$1,899,484	$1,145,486	$4,812,750

	March 31, 2024		March 31, 2023

Beginning of year	$1,145,486		$10,608,750
Unrealized gain (loss) on equity investment	753,998		(5,796,000)
End of period	$1,899,484		$4,812,750

The net unrealized gain (loss) on securities from the Company’s investment in SeaStar Medical's common stock and warrants totaled approximately $1.4 million and ($5.8) million for the three months ended March 31, 2024 and 2023, respectively.

Note 6. Debt and Other Financing Arrangements

Debt of the Company consisted of the following at March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Financing agreement with Imperial PFS that is unsecured. Down payment of $3,438 was required upfront and equal installment payments of $3,658 to be made over a 11 month period. The note matures on July 1, 2024. Annualized interest is 12.05%.	10,973	21,945

Financing agreement with Imperial PFS that is unsecured. Down payment of $36,544 was required upfront and equal installment payments of $41,879 to be made over an 10 month period. The note matures on August 1, 2024. Annualized interest is 9.6%.	209,386	335,022

Financing agreement with Imperial PFS that is unsecured. Down payment of $30,000 was required upfront and equal installment payments of $35,103 to be made over a 6 month period. The note matures on June 1, 2024. Annualized interest is 12.05%.	105,310	210,619

	$325,669	$567,586

Minimum required principal payments on the Company's debt as of March 31, 2024 are as follows:

Maturity	Amount
2024	$325,669
$325,669

Note 7. Commitments and Contingencies

Leases

The Company leases certain office space and office equipment under non-cancelable operating leases. Leases with an initial term of one year or less are not recorded on the balance sheet, and the Company generally recognizes lease expense for these leases on a straight-line basis over the lease term. As of March 31, 2024, the Company’s long term operating leases have remaining lease terms of 17 - 26 months and include options to renew the lease. The Company’s leases do not contain any material residual value guarantees or material restrictive covenants. The Company does not have any material financing leases.

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

The Company’s office lease began July 15, 2019 and is due to expire on July 31, 2025. This office space is in a building owned by a board member. The Company shares this space and the related costs associated with this operating lease with a related party (see Note 10 - Related Party Transactions) that also performs legal services associated with the collection of delinquent assessments. The related party has a sub-lease for approximately $2,500 per month plus operating expenses.

On February 27, 2023, the Company executed a lease for office equipment which has been classified as an operating lease. The lease term is 39 months. As of the effective date of the lease, the Company recorded an adjustment to the right-of-use asset and lease liability in the amount of $22 thousand based on the net present value of lease payments discounted using an estimated incremental borrowing rate of 7.35%.

Lease expense recognized for the three months ended March 31, 2024 and 2023 was approximately $29 thousand and $28 thousand, respectively. Sub-lease income for the three months ended March 31, 2024 and 2023 was approximately $7 thousand and $15 thousand, respectively.

The following table presents supplemental balance sheet information related to operating leases as of March 31, 2024 and December 31, 2023:

	Balance Sheet Line Item	March 31, 2024	December 31, 2023
Assets
ROU assets	Right of use asset, net	$162,966	$189,009
Total lease assets		$162,966	$189,009

Liabilities
Current lease liabilities	Lease liability	$114,148	$110,384
Long-term lease liabilities	Lease liability	56,148	85,775
Total lease liabilities		$170,296	$196,159

Weighted-average remaining lease term (in years)		1.5	1.7
Weighted-average discount rate		7.49%	7.49%

The following table presents supplemental cash flow information and non-cash activity related to operating leases for the three months ended March 31, 2024 and 2023:

	March 31,
	2024	2023
Operating cash flow information
Cash paid for amounts included in the measurement of lease liabilities	$(25,863)	$(22,243)
Non-cashflow information
ROU assets and operating lease obligation recognized	$-	$21,887

The following table presents maturities of operating lease liabilities on an undiscounted basis as of March 31, 2024:

Lease Maturity Table
Operating Leases
2024	92,011
2025	85,324
2026	3,163
(less: imputed interest)	(10,202)
$170,296

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

On November 8, 2022, LMFA filed an action in Florida circuit court against Uptime Armory, LLC and Bit5ive, LLC in a case styled US Digital Mining and Hosting Co. LLC v. Uptime Amory, LLC and Bit5ive, LLC (Fla. 11thCir. Ct., November 8, 2022). In that action, we alleged breach of contract and violation of the Florida Deceptive and Unfair Trade Practices Act and are seeking, among other things, damages of $3.15 million for non-delivery of the 18 POD5ive containers. The Defendants in this action filed a motion to compel confidential arbitration action. The court has now stayed the action in the Florida Circuit Court, and ordered the parties to confidential arbitration governed by the American Arbitration Association and the case is proceeding to arbitration. We recorded an impairment charge of $3.15 million on our mining machine deposit in the fourth quarter of 2022 and is reported on our Consolidated Statements of Operations as Impairment loss on prepaid mining machine deposits. The arbitrator has ruled in favor of US Digital’s dispositive motions against Uptime Armory and Bit5ive. Entities Uptime Armory, LLC, Uptime Hosting, LLC, and Bit5ive, LLC have filed for Assignment for the Benefit of Creditors. LMFA US Digital’s Proof of Claim against entities was filed in the Circuit Court of the eleventh Judicial Circuit, in and for Miami-Dade County, Florida in the amount of Arbitrator’s award of $3.2 million (owed joint and several with Bit5ive, LLC).

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

This is now an action for (i) breach of contract against Uptime and Bit5ive, (ii) violation of Florida’s Uniform Fraudulent Transfer Act against Uptime; (iii) violation of Florida’s Uniform Fraudulent Transfer Act against Bit5ive; (iv) violation of Florida’s Uniform Fraudulent Transfer Act against Block Consulting and Robert Collazo (v) violation of Florida Fraudulent Asset Conversion against Block Consulting Services, 6301 Southwest Ranches, LLC, Robert D Collazo, Jr. and Elyam Moral-Collazo; (vi) violation of Florida Deceptive and Unfair Trade Practices Act against all Defendants, (vii) equitable lien against Robert D Collazo, Jr., Elyam Moral-Collazo and 6301 Southwest Ranches, LLC., and (viii) equitable lien against Defendants Robert D Collazo, Jr., Elyam Moral-Collazo and 6301 Southwest Ranches, LLC. Currently the proceedings have been stayed by the court while defendants seek new counsel.

Note 8. Stockholders’ Equity

Reverse Stock Split

On February 23, 2024, the Board approved a one-for-six (1:6) reverse split of the Company’s issued and outstanding common stock, par value $0.001 per share, pursuant to which every six outstanding shares of common stock was converted into one share of common stock (the “Reverse Stock Split”). The Reverse Stock Split was effected by the filing of an amendment to our Certificate of Incorporation on March 7, 2024 which provided that the Reverse Stock Split become effective at 12:01 a.m. eastern time on March 12, 2024. The amendment provided that no fractional shares shall be issued and, in lieu thereof, any person who would otherwise be entitled to a fractional share of common stock as a result of the Reverse Stock Split would be entitled to receive one share of common stock. The Company’s common stock began trading on The Nasdaq Capital Market on a split-adjusted basis on March 12, 2024. The Company has retroactively adjusted all share amounts and per share data herein to give effect to the Reverse Stock Split.

Stock Options

The following is a summary of the stock option plan activity during the three months ended March 31, 2024 and 2023:

	2024		2023
	Number of	Weighted Average	Number of	Weighted Average
	Options	Exercise Price	Options	Exercise Price

Options outstanding at beginning of the year	599,597	$9.00	186,877	$19.56

Granted	-	-	-	-
Cancelled	-	-	-	-
Forfeited	-	-	-	-

Options outstanding at March 31,	599,597	$9.00	186,877	$19.56

Options exercisable at March 31,	383,152	$10.81	34,402	$67.20

Stock compensation expense recognized for the three months ended March 31, 2024 and 2023 related to stock options was approximately $0.1 million and $0.2 million, respectively. There was $0.5 million of unrecognized compensation cost associated with unvested stock options remaining as of March 31, 2024.

The aggregate intrinsic value of the outstanding common stock options as of March 31, 2024 and December 31, 2023 was nil. The remaining weighted average life of the options as of March 31, 2024 was approximately 8.8 years.

Stock Issuance

The following is a summary of the restricted share activity during the three months ended March 31, 2024 and 2023:

	2024		2023
	Number of	Weighted Average	Number of	Weighted Average
	Restricted Shares	Award Price	Restricted Shares	Award Price

Restricted Shares outstanding at beginning of the year	86,667	$4.51	-	$-

Vested	(65,000)	4.51	-	-
Restricted Shares outstanding at March 31,	21,667	$4.51	-	$-

The Company expensed $71 thousand and nil for the three months ended March 31, 2024 and 2023. There was $5 thousand of unrecognized compensation cost associated with unvested restricted stock remaining as of March 31, 2024.

Warrants

The following is a summary of the warrant activity during the three months ended March 31, 2024 and 2023:

	2024		2023
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Warrants outstanding at beginning of the year	1,274,807	$30.04	1,279,573	$30.00

Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-

Warrants outstanding and exercisable at March 31,	1,274,807	$30.04	1,279,573	$30.00

The aggregate intrinsic value of the outstanding common stock warrants as of March 31, 2024 and 2023 was nil. The remaining weighted average life of the warrants as of March 31, 2024 was 2.5 years.

At the Market Program

On June 26, 2023, the Company entered into an Equity Distribution Agreement (the “Distribution Agreement”) with Maxim Group LLC (the “Agent”), pursuant to which the Company may, from time to time, at the Company's discretion, offer and sell shares of the Company’s common stock, having an aggregate offering price of up to $4.7 million (the “Shares”), through the Agent, acting as sales agent. The Shares to be sold under the Distribution Agreement, if any, will be issued and sold pursuant to the Company’s shelf registration statement which was filed with the Securities and Exchange Commission (“SEC”) on July 30, 2021 (the “Registration Statement”) and was declared effective on August 16, 2021. A prospectus supplement related to the Company’s at the market offering ("ATM") program with the Agent under the Distribution Agreement was filed with the SEC on June 26, 2023. The ATM program is expected to remain in effect until June 26, 2024. As of March 31, 2024, no sales have been made under the ATM program, and an aggregate gross sales limit of $2.7 million remains available for issuance under the ATM program. Approximately $138 thousand of legal and professional fees incurred related to the establishment of the ATM program were deferred and recorded within "Prepaid expenses and other assets" on the Consolidated Balance Sheets and will be amortized ratably as stock is issued under the program.

Note 9. Segment Information

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

	Three Months Ended March 31, 2024
	Specialty Finance	Mining Operations	All Other	Total
Revenue, net	$149,696	$4,597,908	$-	$4,747,604
Depreciation and amortization	1,366	2,423,062	1,640	2,426,068
Operating income (loss)	(307,084)	2,272,837	(1,403,151)	562,602
Unrealized gain on investment and equity securities	-	-	1,350,979	1,350,979
Gain on fair value of purchased Bitcoin, net	-	-	57,926	57,926
Unrealized loss on marketable securities	-	-	(2,160)	(2,160)
Loss on disposal of assets	-	(8,170)	-	(8,170)
Other income - coupon sales	-	4,490	-	4,490
Interest income	-	-	9,125	9,125
Interest expense	-	(70,826)	-	(70,826)
Income (loss) before income taxes	(307,084)	2,198,331	12,719	1,903,966
Fixed Asset Additions	-	-	-	-

	Three Months Ended March 31, 2023
	Specialty Finance	Mining Operations	All Other	Total
Revenue, net	$222,667	$2,090,851	$-	$2,313,518
Depreciation and amortization	2,966	797,869	1,038	801,873
Operating loss	(211,646)	(456,802)	(1,300,978)	(1,969,426)
Unrealized loss on investment and equity securities	-	-	(5,822,854)	(5,822,854)
Realized gain on sale of purchased digital assets	-	-	1,917	1,917
Unrealized gain on marketable securities	-	-	5,790	5,790
Impairment loss on prepaid hosting deposits	-	(36,691)	-	(36,691)
Other income - coupon sales	-	603,591	-	603,591
Interest income	-	-	55,077	55,077
Income (loss) before income taxes	(211,646)	110,098	(7,061,048)	(7,162,596)
Fixed Asset Additions	-	316,874	1,596	318,470

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

On February 1, 2022, the Company consented to the assignment by BLG to the law firm BLG Association Law, PLLC (“BLGAL”) of the Services Agreement, dated April 15, 2015, previously entered into by the Company and Business Law Group, P.A. (the “Services Agreement”). The Services Agreement had set forth the terms under which Business Law Group, P.A. would act as the primary law firm used by the Company and its association clients for the servicing and collection of association accounts. Bruce M. Rodgers is a 50% owner of BLGAL.

Under the agreement, the Company paid BLG a fixed monthly fee of $53 thousand per month for services rendered during the three months ended March 31, 2023. The Company pays BLG a minimum per unit fee of $700 in any case where there is a collection event and BLG received no payment from the property owner, including any unit where the Company has taken title to the unit or where the Association has terminated its contract with either BLG or the Company. On March 28, 2024, BLGAL and the Company reduced the monthly compensation payable to the law firm from $53 thousand to $43 thousand effective January 1, 2024.

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

Amounts paid to BLGAL for the three months ended March 31, 2024 and 2023 were $129 thousand and $159 thousand, respectively.

Under the Services Agreement in effect during the three months ended March 31, 2024 and 2023, the Company pays all costs (lien filing fees, process and serve costs) incurred in connection with the collection of amounts due from property owners. Any recovery of these collection costs is accounted for as a reduction in expense incurred. The Company incurred expenses related to collection costs for the three months ended March 31, 2024 and 2023 in the amounts of $14 thousand and $4 thousand, respectively. Recoveries during the three months ended March 31, 2024 and 2023 were $15 thousand and $14 thousand, respectively.

The Company also shares office space, personnel and related common expenses with BLGAL. All shared expenses, including rent, are charged to BLGAL based on an estimate of actual usage. Any expenses of BLGAL paid by the Company that have not been reimbursed or settled against other amounts are reflected as due from related parties in the accompanying consolidated balance sheet. BLGAL was charged a total of $7 thousand and $15 thousand for the office sub-lease during the three months ended March 31, 2024 and 2023, respectively.

Amounts payable to BLGAL as of March 31, 2024 and December 31, 2023 were approximately $57 thousand and $24 thousand, respectively.

Note 11. Subsequent Events

On May 13, 2024, the Company entered into a $1.5 million secured loan ("Secured Note") with Brown Family Enterprises LLC which pays ten percent (10%) interest per annum, simple interest on a monthly basis until the Secured Note is paid in full. The note matures on May 14, 2025. The Company granted to the holders of the Secured Note a secured interest in substantially all of the Company's assets and interests. The Company received the funds as of May 15, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements and Notes for the three months ended March 31, 2024, and with the Annual Report on Form 10-K for the year ended December 31, 2023.

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

We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties, and assumptions about us that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Important factors which could materially affect our results and our future performance include, without limitation:

•
our ability to retain the listing of our securities on the Nasdaq Capital Market,
•
the early stage of our cryptocurrency mining business and our lack of operating history in such business,
•
volatility surrounding the value of Bitcoin and other cryptocurrencies,
•
the uncertainty surrounding the cryptocurrency mining business in general,
•
bankruptcy or financial problems of our hosting vendors in our mining business,
•
reliance to date on a single model of Bitcoin miner,
•
the ability to scale our mining business,
•
our ability to obtain funds to purchase receivables,
•
our ability to purchase defaulted consumer receivables at appropriate prices,
•
competition to acquire such receivables,
•
our dependence upon third party law firms to service our accounts,
•
our ability to manage growth or declines in the business,
•
changes in government regulations that affect our ability to collect sufficient amounts on our defaulted consumer Association receivables,
•
the impact of class action suits and other litigation on our business or operations,
•
our ability to keep our software systems updated to operate our business,
•
our ability to employ and retain qualified employees,
•
our ability to establish and maintain internal accounting controls,
•
changes in the credit or capital markets,
•
changes in interest rates,
•
deterioration in economic conditions,
•
negative press regarding the debt collection industry which may have a negative impact on a debtor’s willingness to pay the debt we acquire, and
•
other factors set forth under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and Item 1A of this Quarterly Report on Form 10-Q.

Except as required by law, we assume no duty to update or revise any forward-looking statements.

Overview

The Company currently operates two lines of business: our cryptocurrency mining business and our specialty finance business.

The Bitcoin mining operation deploys our computing power to mine Bitcoin on the Bitcoin network. We conduct this business through our wholly owned subsidiary, US Digital, a Florida limited liability company, which we formed in 2021 to develop and operate our cryptocurrency mining business.

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

As of March 31, 2024 and 2023, the Company had approximately 5,900 and 3,700 machines installed, respectively which translated into our operating mining units were capable of producing over 615 petahash and 360 petahash, respectively per second (“EH/s”) of computing power. We expect to continue increasing our computing power through 2024 and beyond as we expand the number of active mining machines.

The Company currently uses two companies to host its miners. Core Scientific hosts approximately 4,870 miners under a Hosting Agreement, pursuant to which approximately 4,400 miners will no longer be hosted by Core on May 31,2024, while the terms of the hosting arrangement with respect to continue for approximately 800 miners will continue through December 31, 2024. Giga Energy Inc ("GIGA") hosts approximately 1,080 machines on a contract that expires on May 31, 2024 but will continue on a month to month basis with a 60 day termination notice.

Results of Operations

Summarized Consolidated Statements of Operations
	Three Months Ended March 31,
	2024	2023

Revenue	$4,747,604	$2,313,518
Operating costs and expenses	4,185,002	4,282,944
Operating income (loss)	562,602	(1,969,426)
Other income (loss)	1,341,364	(5,193,170)
Income (loss) before income taxes	1,903,966	(7,162,596)
Income tax expense	-	-
Net income (loss)	1,903,966	(7,162,596)
Less: loss (income) attributable to non-controlling interest	(414,221)	1,776,264
Net income (loss) attributable to LM Funding America Inc.	$1,489,745	$(5,386,332)

Range of intraday Bitcoin prices
Quarterly Reporting Periods Ended	Minimum Price	Maximum Price
December 31, 2022	$15,486	$21,474
March 31, 2023	$16,489	$29,178
June 30, 2023	$24,750	$31,422
September 30, 2023	$24,915	$31,838
December 31, 2023	$26,544	$44,800
March 31, 2024	$38,512	$73,798

Effective January 1, 2024, we adopted ASC 350-60 which required Bitcoin to be measured at fair value. See Note 1 - Summary of Significant Accounting Policies for more details on impact of implementation to the financial statements. As a result, the carrying value of each Bitcoin we held at the end of March 31, 2024 and each subsequent reporting period reflects the price of one Bitcoin quoted on the active exchange at the end of the reporting period. Therefore, negative swings in the market price of Bitcoin could have a material impact on our earnings and on the carrying value of our Bitcoin.

The following reflects the financial summary of Bitcoin holdings:

Bitcoin
	March 31, 2024	December 31, 2023	March 31, 2023
Number of Bitcoin held	163.4	95.1	83.6
Carrying basis - per Bitcoin	$48,046	$35,816	$20,956
Fair value - per Bitcoin	$71,306	$42,273	$28,486
Carrying basis of Bitcoin	$7,850,671	$3,406,096	$1,751,914
Fair value of Bitcoin	$11,637,319	$4,020,202	$2,381,442

The following is a summary of the average cost of revenues for mining each Bitcoin during the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
Cost of Revenues - Analysis of costs to mine one Bitcoin (per Bitcoin amounts are actual)	2024	2023

Digital mining revenues	$4,597,908	$2,090,851
Average revenue of each Bitcoin mined (1)	$53,217	$22,801

Cost of mining - hosted facilities	$2,654,946	$1,667,673
Hosting fees expense per one Bitcoin	$30,729	$18,186
Bitcoin Mined	86.40	91.70
Cost of mining one Bitcoin as % of average Bitcoin mining revenue	57.74%	79.76%

(1) Average revenue of each bitcoin mined is calculated by dividing the sum of bitcoin mining revenue for both owned and hosted facilities by the total number of bitcoin mined during the respective periods. See the table "Range of intraday bitcoin prices" for information on the range of intraday bitcoin prices for quarterly periods.

The Company's Bitcoin unit activity during the three months ended March 31, 2024 and 2023 was as follows:

	March 31, 2024	March 31, 2023
Beginning of Year	95.1	54.9
Production of Bitcoin	86.4	91.7
Purchase of Bitcoin	-	2.0
Sale of Bitcoin	(18.0)	(64.9)
Fees	(0.1)	(0.1)
End of Period	163.4	83.6

The Three Months Ended March 31, 2024 compared with the Three Months Ended March 31, 2023

Revenues

During the three months ended March 31, 2024, total revenues increased by $2.4 million, to $4.7 million from $2.3 million for the three months ended March 31, 2023.

Digital mining revenue increased in the three months ended March 31, 2024 by $2.5 million to $4.6 million from $2.1 million for the three months ended March 31, 2023.

Bitcoin mining revenues are determined by two main drivers: quantity of Bitcoin mined and the price of Bitcoin on the date the Bitcoin is mined. During the three months ended March 31, 2024, we mined 86.4 Bitcoin with an average Bitcoin price of $53 thousand as compared to 91.7 Bitcoin with an average Bitcoin price of $23 thousand during the three months ended March 31, 2023. The increase in Bitcoin mining revenue for the three months ended March 31, 2024 was attributable to the increase in Bitcoin prices offset in part by the reduction in the number of Bitcoins mined during the period due to the increased difficulty rate which reduced our share of the global hashrate.

Specialty finance revenue decreased in the three months ended March 31, 2024 by $66 thousand to $116 thousand from $183 thousand for the three months ended March 31, 2023.

Operating Expenses

During the three months ended March 31, 2024, operating expenses decreased approximately $0.1 million to $4.2 million from $4.3 million for the three months ended March 31, 2023. The decrease in operating expenses is primarily due to the following factors:

Digital mining cost of revenues

Bitcoin mining costs increased by $1.0 million to $2.7 million due to the increased number of Bitcoin mining machines earning Bitcoins, as described above.

Staff costs and payroll

Compensation costs for three months ended March 31, 2024 increased by $310 thousand to $1.2 million primarily due to merit and inflationary pay increases.

We grant stock-based awards to certain employees as a significant portion of our payroll-related costs. Stock-based compensation, which is a non-cash expense, was $182 thousand for the three months ended March 31, 2024, versus $194 thousand for the three months ended March 31, 2023.

Depreciation and amortization

Depreciation and amortization increased by $1.6 million to $2.4 million for the three months ended March 31, 2024 due to the increased number of Bitcoin mining machines placed into service earning Bitcoins as stated above.

Gain on fair value of Bitcoin, net

The gain on fair value of Bitcoin, net for the three months ended March 31, 2024 was $4.3 million. As discussed in Notes 2 and Note 5 above, the Company adopted the amendments per ASC 350-60 as of January 1, 2024, accordingly, we measured crypto assets within the scope of ASC Topic 350-60 - Intangibles - Goodwill and Other - Crypto Assets at fair value in accordance with ASC Topic 820 - Fair Value Measurement and included the gains and losses from remeasurement in net income. The gain pertains to the change in Bitcoin's fair value from January 1, 2024, through March 31, 2024. The fair value of Bitcoin was approximately $71 thousand per Bitcoin at March 31, 2024 and $43 thousand per Bitcoin at December 31, 2023.

Impairment loss on mining equipment

The Company incurred a $1.2 million impairment on mining equipment related to machines disposed of in April 2024.

Impairment loss on mined digital assets

Impairment loss on mined digital assets was nil and $0.2 million for the three months ended March 31, 2024 and 2023, respectively with no impairment recognized in 2024 due to the implementation of ASC 350-60 effective January 1, 2024.

Realized gain on sale of mined digital assets

Realized gain on sale of mined digital assets for the three months ended March 31, 2024 and 2023 was nil and $0.5 million respectively.

Prior to adoption of ASC 350-60 - Crypto Assets, Bitcoin was classified as indefinite-lived intangible assets and were measured at cost less impairment. Additionally, in the previous guidance, subsequent increases in Bitcoin prices are not allowed to be recorded (unrealized gains) unless the Bitcoin is sold, at which point the gain is recognized. Accordingly, gains (losses) recognized on fair value of Bitcoin in fiscal year 2024 are not comparable to fiscal year 2023.

The Company sold 18.0 Bitcoins during the three months ended March 31, 2024 and 64.9 Bitcoins during the three months ended March 31, 2023.

Other operating costs

The Company's other operating costs which includes professional fees, selling, general and administrative costs, real estate management costs, collections costs and other operating costs decreased by approximately $175 thousand or 16% to $0.9 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023.

Other Income (Expense)

The Company recognized an unrealized gain on securities of $1.4 million for the three months ended March 31, 2024 as compared to an unrealized loss of $5.8 million for the three months ended March 31, 2023 from the revaluation of Seastar's common stock and private placement warrants.

The Company recognized $4 thousand on the sale of Bitmain coupons received from the purchase of Bitcoin mining equipment for the three months ended March 31, 2024 compared to $0.6 million for the three months ended March 31, 2023.

Income Tax Expense

During the three months ended March 31, 2024, the Company generated a $1.9 million net income before income taxes and the Company decreased its income tax valuation allowance by $0.6 million, which offset the Company’s incurred net income tax expense of $0.6 million which resulted in no income tax expense being recognized during this period. This net activity resulted in no recognized income tax expense for the three months ended March 31, 2024. During the three months ended March 31, 2023, the Company generated a $7.2 million net loss before income taxes and the Company increased its income tax valuation allowance by $2.1 million, which offset the Company’s incurred net income tax expense of $2.1 million, resulting in no income tax expense being recognized during the period.

Net Income (Loss)

During the three months ended March 31, 2024, net income was $1.9 million as compared to net loss of $7.2 million for the three months ended March 31, 2023.

Net (Income) Loss Attributable to Non-Controlling Interest

The Company owns 69.5% of Sponsor. As such, there is a $0.4 million net gain for the three months ended March 31, 2024 attributable to the Non-Controlling Interest as compared to a $1.8 million net loss for the three months ended March 31, 2023.

Net Income (Loss) Attributable to LM Funding America, Inc.

During the three months ended March 31, 2024, net income was $1.5 million as compared to net loss of $5.4 million for the three months ended March 31, 2023.

Liquidity and Capital Resources

General

Our primary sources of liquidity are our cash and cash equivalents, Bitcoin generated from our digital mining operations, and cash from our note receivables. At March 31, 2024, we had cash, cash equivalents and Bitcoin of $12.5 million compared to cash, cash equivalents and Bitcoin of $5.8 million at December 31, 2023. As of March 31, 2024, we had working capital of $12.7 million reflecting an increase of $5.3 million since December 31, 2023. In addition, we have access to equity financing through our At-the-Market offering facility. Refer to Note 8 - Stockholders' Equity. Cash management continues to be a top priority. We expect to incur negative operating cash flows as we work to increase our digital mining revenue and maintain operational efficiencies.

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

As of March 31, 2024 and December 31, 2023, our liquidity was comprised of:

	March 31, 2024	December 31, 2023
Cash and cash equivalents	$827,366	$2,401,831
Bitcoin	11,651,969	3,416,256
Marketable securities	15,700	17,860
End of Period	$12,495,035	$5,835,947

The Company's cash flow summary for the three months ended March 31, 2024 and 2023 are as follows:

	Three Months Ended March 31,
	2024	2023
Cash Flows used in Operating Activities	$(2,972,648)	$(1,092,471)
Cash Flows provided by Investing Activities	1,640,100	460,764
Cash Flows used in Financing Activities	(241,917)	(177,393)
Net Decrease in Cash	(1,574,465)	(809,100)
Cash - Beginning of Year	2,401,831	4,238,006
Cash - End of Period	$827,366	$3,428,906

Contractual Obligations

The Company has digital mining hosting contracts that expire between May 2024 and December 2024. These contracts currently require total monthly payments of approximately $800 thousand to $900 thousand monthly.

Cash from Operations

Net cash used in operations was $3.0 million during the three months ended March 31, 2024 compared with net cash used in operations of $1.1 million during the three months ended March 31, 2023. This change in cash used in operating activities was primarily driven by the difference between Bitcoin mining revenue received in noncash consideration (i.e. Bitcoin) which was $4.6 million and $2.1 million for the three months ended March 31, 2024 and 2023, respectively.

Cash from Investing Activities

For the three months ended March 31, 2024 net cash provided by investing activities was $1.6 million as compared to net cash provided by investing activities of $0.5 million for the three months ended March 31, 2023. For the three months ended March 31, 2024, the Company received net payments of approximately $1.4 million from SeaStar Medical related to the payment of outstanding notes receivable, received proceeds of $1.3 million from the sale of digital assets while investing $1.1 million for capital expenditures including Bitcoin mining equipment. For the three months ended March 31, 2023 the Company received $1.6 million from SeaStar Medical related to the payment of outstanding notes receivable while investing $1.2 million for Bitcoin mining equipment.

Cash from Financing Activities

Net cash used in financing activities was $0.2 million for the three months ended March 31, 2024 compared to $0.2 million used in financing activities for the three months ended March 31, 2023. During the three months ended March 31, 2024 and 2023, the Company repaid debt of $0.2 million and $0.2 million, respectively.

Stockholders’ Equity

The Company had no cash infusion from equity financing transactions during the three months ended March 31, 2024 or 2023.

Debt

Debt of the Company consisted of the following at March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Financing agreement with Imperial PFS that is unsecured. Down payment of $3,438 was required upfront and equal installment payments of $3,658 to be made over a 11 month period. The note matures on July 1, 2024. Annualized interest is 12.05%.	10,973	21,945

Financing agreement with Imperial PFS that is unsecured. Down payment of $36,544 was required upfront and equal installment payments of $41,879 to be made over an 10 month period. The note matures on August 1, 2024. Annualized interest is 9.6%.	209,386	335,022

Financing agreement with Imperial PFS that is unsecured. Down payment of $30,000 was required upfront and equal installment payments of $35,103 to be made over a 6 month period. The note matures on June 1, 2024. Annualized interest is 12.05%.	105,310	210,619

	$325,669	$567,586

The following table presents maturities of debt on an undiscounted basis as of March 31, 2024:

Maturity	Amount
2024	$325,669
$325,669

ATM Program

On June 26, 2023, the Company entered into an Equity Distribution Agreement (the “Distribution Agreement”) with Maxim Group LLC (the “Agent”), pursuant to which the Company may, from time to time, at the Company's discretion, offer and sell shares of the Company’s common stock, having an aggregate offering price of up to $2.7 million, through the Agent, acting as sales agent. The shares to be sold under the Distribution Agreement, if any, will be issued and sold pursuant to the Company’s shelf registration statement which was filed with the SEC on July 30, 2021, and was declared effective on August 16, 2021. A prospectus supplement related to the Company’s at the market offering ("ATM") program with the Agent under the Distribution Agreement was filed with the SEC on June 26, 2023. The ATM program is expected to remain in effect until June 26, 2024. As of March 31, 2024, no sales have been made under the ATM program, and an aggregate gross sales limit of $2.7 million remains available for issuance under the ATM program. Approximately $138 thousand of legal and professional fees incurred related to the establishment of the ATM program were deferred and recorded within "Prepaid expenses and other assets" on the Consolidated Balance Sheets and will be amortized ratably as stock is issued under the program.

Non-GAAP Financial Measures

Our reported results are presented in accordance with U.S. generally accepted accounting principles (“GAAP”). We also disclose Earnings before Interest, Tax, Depreciation and Amortization ("EBITDA") and Core Earnings before Interest, Tax, Depreciation and Amortization ("Core EBITDA") which adjusts for unrealized loss on investment and equity securities, impairment loss on mined digital assets, impairment of long-lived assets, impairment of prepaid hosting deposits, and stock compensation expense and option expense, all of which are non-GAAP financial measures. We believe these non-GAAP financial measures are useful to investors because they are widely accepted industry measures used by analysts and investors to compare the operating performance of Bitcoin miners.

The following tables reconcile net loss, which we believe is the most comparable GAAP measure, to EBITDA and Core EBITDA:

	Three Months Ended March 31,
	2024	2023

Net income (loss)	$1,903,966	$(7,162,596)
Income tax expense	-	-
Interest expense	70,826	-
Depreciation and amortization	2,426,068	801,873
Income (loss) before interest, taxes & depreciation	$4,400,860	$(6,360,723)
Unrealized loss (gain) on investment and equity securities	(1,350,979)	5,822,854
Impairment loss on prepaid hosting deposits	-	36,691
Impairment loss on mining equipment	1,188,058	-
Stock compensation and option expense	181,851	194,356
Core income (loss) before interest, taxes & depreciation	$4,419,790	$(306,822)

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

There have been no material changes to our critical accounting policies and estimates as compared to those disclosed in our Form 10-K. For a description of our critical accounting policies and estimates, see Part I, Item 1, Note 1, "Summary of Significant Accounting Policies" in our notes to the consolidated financial statements in this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

Please refer to Note 1 in our unaudited consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of March 31, 2024.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2024.

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Legal Proceedings are set forth under Note 7 "Commitments and Contingencies" included in Part I, Item 1 of this Quarterly Report on Form 10-Q and are incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities.

None.

(b) Use of Proceeds.

None.

(c) Repurchase of Securities.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the three months ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in the Securities and Exchange Commission’s rules).

On May 13, 2024, the Company entered into a $1.5 million secured loan ("Secured Note") with Brown Family Enterprises LLC which pays ten percent (10%) interest per annum, simple interest on a monthly basis until the Secured Note is paid in full. The note matures on May 14, 2025. The Company granted to the holders of the Secured Note a secured interest in substantially all of the Company's assets and interests.

Item 6. Exhibits

The following documents are filed as a part of this report or are incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION
3.1

Certificate of Incorporation of LM Funding America, Inc., as amended (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 filed on January 24, 2022 (Registration No. 333-262316))

3.2	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed on March 8, 2024)
3.3	Restated By-Laws of LM Funding America, Inc. (incorporated by reference to Exhibit 3.2 to the Form 10-Q filed on November 17, 2022)
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 (Amendment No. 2) filed on August 27, 2015 (Registration No. 333-205232))
4.2	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to Form 8-K filed on August 18, 2020)
4.3	Form of Representative’s Warrant (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on October 20, 2021)
4.4	Form of Common Warrant (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on October 20, 2021)
4.5	Secured Promissory Note, dated May 13, 2024, between LM Funding America, Inc. and Brown Family Enterprises LLC
31.1*	Rule 13a – 14(a) Certification of the Principal Executive Officer
31.2*	Rule 13a – 14(a) Certification of the Principal Financial Officer
32.1*	Written Statement of the Principal Executive Officer, Pursuant to 18 U.S.C. § 1350
32.2*	Written Statement of the Principal Financial Officer, Pursuant to 18 U.S.C. § 1350

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

LM FUNDING AMERICA, INC.

Date: May 15, 2024	By:	/s/ Bruce M. Rodgers
Bruce M. Rodgers
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: May 15, 2024	By:	/s/ Richard Russell
Richard Russell
Chief Financial Officer
(Principal Accounting Officer)