Form 10-Q
period 2024-06-30
LM FUNDING AMERICA, INC.
filed 2024-08-13
CIK 1640384

UNITEDSTATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

The registrant had 2,528,857 shares of Common Stock, par value $0.001 per share, outstanding as of August 12, 2024.

LM FUNDING AMERICA, INC.

TABLE OF CONTENTS

		Page

PART I.	FINANCIAL INFORMATION	3

Item 1.	Financial Statements	3

	LM Funding America, Inc. and Subsidiaries Consolidated Balance Sheets as of June 30, 2024 (unaudited) and December 31, 2023	3

	LM Funding America, Inc. and Subsidiaries Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2024 and 2023 (unaudited)	4

	LM Funding America, Inc. and Subsidiaries Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2024 and 2023 (unaudited)	5

	LM Funding America, Inc. and Subsidiaries Consolidated Statements of Changes in Stockholders’ Equity for the Three and Six Months Ended June 30, 2024 and 2023 (unaudited)	6
	Notes to Unaudited Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38

Item 4.	Controls and Procedures	38

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	39

Item 1A.	Risk Factors	39

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 3.	Defaults Upon Senior Securities	39

Item 4.	Mine Safety Disclosures	39

Item 5.	Other Information	39

Item 6.	Exhibits	42

SIGNATURES		43

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

LM Funding America, Inc. and Subsidiaries Consolidated Balance Sheets

	June 30,	December 31,
	2024 (Unaudited)	2023

Assets
Cash	$145,648	$2,401,831
Digital assets (Note 2)	10,032,104	3,416,256
Finance receivables	34,295	19,221
Marketable securities (Note 5)	22,140	17,860
Receivable from sale of Symbiont assets (Note 5)	200,000	200,000
Current portion of notes receivable from Tech Infrastructure JV I LLC (Note 5)	174,529	-
Prepaid expenses and other assets	848,423	4,067,212
Income tax receivable	31,187	31,187
Current assets	11,488,326	10,153,567

Fixed assets, net (Note 3)	19,671,511	24,519,610
Deposits on mining equipment (Note 4)	20,847	20,837
Notes receivable from Seastar Medical Holding Corporation (Note 5)	-	1,440,498
Notes receivable from Tech Infrastructure JV I LLC - net of current portion (Note 5)	1,936,519	-
Long-term investments - equity securities (Note 5)	11,155	156,992
Investment in Seastar Medical Holding Corporation (Note 5)	785,565	1,145,486
Operating lease - right of use assets (Note 7)	136,430	189,009
Other assets	86,798	86,798
Long-term assets	22,648,825	27,559,230
Total assets	$34,137,151	$37,712,797

Liabilities and stockholders' equity
Accounts payable and accrued expenses	1,346,352	2,064,909
Note payable - short-term (Note 6)	1,583,753	567,586
Due to related parties (Note 10)	53,575	22,845
Current portion of lease liability (Note 7)	117,153	110,384
Total current liabilities	3,100,833	2,765,724

Lease liability - net of current portion (Note 7)	25,962	85,775
Long-term liabilities	25,962	85,775
Total liabilities	3,126,795	2,851,499

Stockholders' equity (Note 8)
Preferred stock, par value $.001; 150,000,000 shares authorized; no shares issued and outstanding as of June 30, 2024 and December 31, 2023	-	-
Common stock, par value $.001; 350,000,000 shares authorized; 2,492,964 shares issued and outstanding as of June 30, 2024 and 2,492,964 as of December 31, 2023	2,493	2,493
Additional paid-in capital	95,443,307	95,145,376
Accumulated deficit	(62,930,465)	(58,961,461)
Total LM Funding America stockholders' equity	32,515,335	36,186,408
Non-controlling interest	(1,504,979)	(1,325,110)
Total stockholders' equity	31,010,356	34,861,298
Total liabilities and stockholders’ equity	$34,137,151	$37,712,797

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LM Funding America, Inc. and Subsidiaries Consolidated Statements of Operations (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Digital mining revenues	$2,893,073	$2,968,322	$7,490,981	$5,059,173
Specialty finance revenue	89,036	190,173	205,664	373,009
Rental revenue	29,238	37,155	62,306	76,986
Total revenues	3,011,347	3,195,650	7,758,951	5,509,168
Operating costs and expenses:
Digital mining cost of revenues (exclusive of depreciation and amortization shown below)	2,357,111	2,361,825	5,012,057	4,029,498
Staff costs and payroll	837,888	2,463,440	2,080,914	3,396,275
Depreciation and amortization	2,339,702	1,169,120	4,765,770	1,970,993
Loss (gain) on fair value of Bitcoin, net	1,265,485	-	(2,992,030)	-
Impairment loss on mining equipment	-	-	1,188,058	-
Impairment loss on mined digital assets	-	239,599	-	439,153
Realized gain on sale of mined digital assets	-	(646,458)	-	(1,070,791)
Professional fees	484,335	236,974	994,228	809,330
Selling, general and administrative	195,681	242,559	373,587	482,023
Real estate management and disposal	31,097	69,355	58,286	101,158
Collection costs	20,416	(373)	21,342	9,435
Settlement costs with associations	-	10,000	-	10,000
Other operating costs	223,112	205,943	437,617	457,854
Total operating costs and expenses	7,754,827	6,351,984	11,939,829	10,634,928
Operating loss	(4,743,480)	(3,156,334)	(4,180,878)	(5,125,760)
Unrealized gain (loss) on marketable securities	6,440	(1,412)	4,280	4,378
Impairment loss on prepaid machine deposits	-	-	-	(36,691)
Unrealized loss on investment and equity securities	(1,856,737)	(3,716,681)	(505,758)	(9,539,535)
Gain on fair value of purchased Bitcoin, net	-	-	57,926	-
Realized gain on sale of purchased digital assets	-	-	-	1,917
Gain on adjustment of note receivable allowance	-	1,052,543	-	1,052,543
Loss on disposal of assets	(33,887)	-	(42,057)	-
Other income - coupon sales	-	25,721	4,490	629,312
Other income - financing revenue	-	37,660	-	37,660
Interest expense	(36,893)	-	(107,719)	-
Interest income	17,228	116,147	26,353	171,224
Loss before income taxes	(6,647,329)	(5,642,356)	(4,743,363)	(12,804,952)
Income tax expense	-	-	-	-
Net loss	$(6,647,329)	$(5,642,356)	$(4,743,363)	$(12,804,952)
Less: loss attributable to non-controlling interest	574,474	1,093,177	160,253	2,869,441
Net loss attributable to LM Funding America Inc.	$(6,072,855)	$(4,549,179)	$(4,583,110)	$(9,935,511)

Basic loss per common share	$(2.44)	$(2.08)	$(1.87)	$(4.55)
Diluted loss per common share	$(2.44)	$(2.08)	$(1.87)	$(4.55)

Weighted average number of common shares outstanding
Basic	2,485,822	2,189,123	2,457,012	2,185,572
Diluted	2,485,822	2,189,123	2,457,012	2,185,572

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LM Funding America, Inc. and Subsidiaries Consolidated Statements of Cash Flows

(unaudited)

	Six Months ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,743,363)	$(12,804,952)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	4,765,770	1,970,993
Noncash lease expense	52,579	47,874
Stock compensation	76,322	564,930
Stock option expense	221,609	1,342,095
Accrued investment income	(25,265)	(91,864)
Digital assets other income	(4,490)	-
Gain on fair value of Bitcoin, net	(3,049,956)	-
Impairment loss on mining machines	1,188,058	-
Impairment loss on digital assets	-	439,153
Impairment loss on hosting deposits	-	36,691
Unrealized gain on marketable securities	(4,280)	(4,378)
Unrealized loss on investment and equity securities	505,758	9,539,535
Loss on disposal of fixed assets	42,057	-
Realized gain on sale of digital assets	-	(1,072,708)
Reversal of allowance loss on debt security	-	(1,052,543)
Change in operating assets and liabilities:
Prepaid expenses and other assets	3,218,789	(85,713)
Hosting deposits	-	(193,897)
Advances (repayments) to related party	30,730	(7,271)
Accounts payable and accrued expenses	(718,557)	434,241
Mining of digital assets	(7,490,981)	(5,059,173)
Proceeds from sale of digital assets	-	4,579,676
Lease liability payments	(53,044)	(45,913)
Net cash used in operating activities	(5,988,264)	(1,463,224)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net collections of finance receivables - original product	(14,443)	(1,824)
Net collections of finance receivables - special product	(631)	14,529
Capital expenditures	(1,226,602)	(1,744,609)
Proceeds from sale of fixed assets	78,806	-
Investment in Tech Infrastructure JV I LLC note receivable	(2,094,351)	-
Collection of notes receivable	1,449,066	1,661,171
Investment in digital assets	-	(35,157)
Proceeds from sale of digital assets	4,543,685	43,678
Symbiont asset acquisition	-	(402,359)
Distribution to members	(19,616)	-
Net cash from (used in) investing activities	2,715,914	(464,571)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	1,500,000	-
Insurance financing repayments	(483,833)	(357,649)
Insurance financing	-	1,227
Issue costs from the issuance of common stock	-	(106,550)
Net cash from (used in) financing activities	1,016,167	(462,972)
NET DECREASE IN CASH	(2,256,183)	(2,390,767)
CASH - BEGINNING OF PERIOD	2,401,831	4,238,006
CASH - END OF PERIOD	$145,648	1,847,239

SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES

ROU assets and operating lease obligation recognized	$-	$21,887
Reclassification of mining equipment deposit to fixed assets, net	$-	$1,172,888
Change in accounting principle (see Note 1)	$614,106	$-
SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION
Cash paid for taxes	$-	$-
Cash paid for interest	$134,751	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LM Funding America, Inc. and Subsidiaries Consolidated Statements of Changes in Stockholders’ Equity

For the Three and Six Months Ended June 30, 2024 and 2023

(unaudited)

	Common Stock
	Shares	Amount	Additional paid-in capital	Accumulated Deficit	Non-Controlling Interest	Total Equity
Balance - December 31, 2022	2,232,964	$2,233	$92,206,200	$(43,017,207)	$1,606,003	$50,797,229
Stock option expense	-	-	194,356	-	-	194,356
Net loss	-	-	-	(5,386,332)	(1,776,264)	(7,162,596)
Balance - March 31, 2023	2,232,964	$2,233	$92,400,556	$(48,403,539)	$(170,261)	$43,828,989
Stock option expense	-	-	1,147,739	-	-	1,147,739
Issuance of restricted stock	260,000	260	564,670	-	-	564,930
Net loss	-	-	-	(4,549,179)	(1,093,177)	(5,642,356)
Balance - June 30, 2023	2,492,964	$2,493	$94,112,965	$(52,952,718)	$(1,263,438)	$39,899,302

Balance - December 31, 2023	2,492,964	$2,493	$95,145,376	$(58,961,461)	$(1,325,110)	$34,861,298
Stock option expense	-	-	110,804	-	-	110,804
Stock compensation	-	-	71,047	-	-	71,047
Cumulative effect of change in accounting principle (See Note 1)	-	-	-	614,106	-	614,106
Net income	-	-	-	1,489,745	414,221	1,903,966
Balance - March 31, 2024	2,492,964	$2,493	$95,327,227	$(56,857,610)	$(910,889)	$37,561,221
Stock option expense	-	-	110,805	-	-	110,805
Stock compensation	-	-	5,275	-	-	5,275
Member distributions	-	-	-	-	(19,616)	(19,616)
Net loss	-	-	-	(6,072,855)	(574,474)	(6,647,329)
Balance - June 30, 2024	2,492,964	2,493	95,443,307	(62,930,465)	(1,504,979)	31,010,356

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LM FUNDING AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

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

As of June 30, 2024 and December 31, 2023, the Company had approximately 5,900 machines, which amounted to operating units capable of producing over 639 petahash and 615 petahash, respectively, per second (“EH/s”) of computing power.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in the annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The interim consolidated financial statements as of June 30, 2024 and for the three and six months ended June 30, 2024 and June 30, 2023, respectively, are unaudited. In the opinion of management, the interim consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of the results for the interim periods. The accompanying consolidated balance sheet as of December 31, 2023, is derived from the audited consolidated financial statements presented in the Company’s Annual Report on Form 10-K for fiscal the year ended December 31, 2023.

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

Segment and Reporting Unit Information

Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Chief Executive Officer and Chief Financial Officer of the Company comprise the CODM, as a group. The Company has two operating segments as of June 30, 2024, which we refer to as Specialty Finance and Mining Operations. Our corporate oversight function and other components that may earn revenues that are only incidental to the activities of the Company are aggregated and included in the “All Other” category. Refer to Note 9 - Segment Information.

Reclassification

Certain prior period immaterial amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on the reported results of operations.

Liquidity

The accompanying consolidated financial statements of the Company have been prepared assuming the Company will continue as a going concern. The going concern basis of presentation assumes that the Company will continue in operation one year after the date these financial statements are issued and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. The evaluation of going concern under the accounting guidance requires significant judgment which involves the Company to consider that it has historically incurred losses in recent years as it has prepared to grow its business through expansion and acquisition opportunities. The Company must also consider its current liquidity as well as future market and economic conditions that may be deemed outside the control of the Company as it relates to obtaining financing and generating future profits. As of June 30, 2024, the Company had $0.1 million available cash on-hand and Bitcoin with a fair market value of $10.0 million. After considering its current liquidity and future market and economic conditions, the Company has concluded there is no substantial doubt about the Company’s ability to continue as a going concern.

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

Cash

The Company maintains cash balances at several financial institutions that are insured under the Federal Deposit Insurance Corporation’s (“FDIC”) Transition Account Guarantee Program. Balances with the financial institutions may exceed federally insured limits. As of June 30, 2024 and December 31, 2023 we have approximately nil and $2.2 million of cash in various institutions that exceed the FDIC or SIPC insurance coverage limit of $250,000.

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

Bitcoin, which is non-cash consideration earned by the Company through its mining activities, are included as a reconciling item as a cash outflow within operating activities on the accompanying consolidated statements of cash flows. The cash proceeds from the sales of Bitcoin are classified based on the holding period in which the Bitcoin are held. ASC 350-60 specifies that Bitcoin converted nearly immediately into cash would qualify as cash flows from operating activities and all other sales would qualify as investing activities. In prior fiscal periods, the Company did not hold its Bitcoin for extended periods of time and such sales proceeds prior to the adoption of ASC 350-60 were reported as cash flows from operating activities. Upon adoption of ASC 350-60, the Company evaluates its sales of Bitcoin and will record Bitcoin sold nearly immediately as operating cash flows and the remainder will be recorded as investing activities. During the six months ended June 30, 2024, all proceeds from Bitcoin sales were classified as investing activities.

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

Equipment Purchases

We ordered 300 S21 Bitmain machines in January 2024 for an aggregate purchase price of approximately $1.1 million which were delivered in two shipments during March 2024 and April 2024.

Right to Use Assets

The Company capitalizes all leased assets pursuant to ASU 2016-02, Leases (Topic 842), which requires lessees to recognize right-of-use assets and lease liability, initially measured at present value of the lease payments, on its balance sheet for leases with terms longer than 12 months and classified as either financing or operating leases. As of June 30, 2024 and December 31, 2023 right to use assets, net of accumulated amortization, was $136 thousand and $189 thousand.

Impairment of Long-Lived Assets

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment amount is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. There was nil and $1.2 million impairment loss recorded on fixed assets during the three and six months ended June 30, 2024, respectively, and nil impairment loss recorded on fixed assets during the three and six months ended June 30, 2023, respectively. Refer to Note 3 - Fixed Assets.

Hosting Contracts

The Company currently uses three companies to host its miners: Core Scientific Inc. ("Core"), Giga Energy Inc ("GIGA") and Tech Infrastructure JV I LLC ("Tech Infrastructure").

On September 5, 2022, the Company, through its wholly-owned subsidiary US Digital, entered into a hosting agreement (the “Core Hosting Agreement”) with Core pursuant to which Core, under various additional orders, agreed to host approximately 3,000 of the

Company's Bitcoin miner machines at a secure location and provide power, maintenance and other services specified in the contract with a term of one year, with automatic renewals unless either party notifies the other party in writing not less than ninety (90) calendar days before such renewal of its desire for the order not to renew unless terminated sooner pursuant to the terms of the Core Hosting Agreement. The Company entered into a number of amendments in 2023 and 2024 that resulted in Core hosting a total of approximately 4,870 miners. The amended Hosting Agreement results in the terms of the hosting arrangement expiring with respect to approximately 4,000 miners on May 31, 2024 while allowing the terms of the hosting arrangement to continue with respect to approximately 800 miners through December 31, 2024.

As required under the Core Hosting Agreement, the Company paid a $2.2 million deposit as of December 31, 2023. Under the terms of the amended Hosting Agreement, the deposit related to the 4,000 miners that were removed was applied to our invoices. As of June 30, 2024 and December 31, 2023, the Company had nil and $2.1 million of the prepaid deposit remaining with Core, respectively. In December 2022, Core filed for Chapter 11 bankruptcy in the U.S. Bankruptcy Court for the Southern District of Texas. Core's bankruptcy filing has not negatively impacted our mining ability at their sites as of the date of this filing.

On May 5, 2023, the Company entered into a hosting agreement (the “GIGA Hosting Agreement”) with GIGA pursuant to which GIGA agreed to host 1,080 of the Company's Bitcoin Miner S19J Pro machines at a secure location and provide power, maintenance and other services specified in the contract with a term of one year. On April 12, 2024, the Company amended the contract to allow for an extension of the contract with a 60 day termination notice. As required under the GIGA Hosting Agreement, the Company paid $173 thousand as a pre-payment in May 2023 and paid a refundable deposit of $173 thousand in August 2023. As of June 30, 2024 and December 31, 2023, respectively, the Company had approximately $88 thousand and $117 thousand of prepaid deposits remaining with GIGA, respectively. Since June 30, 2024, all of the machines hosted by Giga have been moved to a third-party warehouse and are awaiting a new hosting site.

On May 6, 2024, the Company entered into a hosting agreement (the “Arthur Hosting Agreement”) with Tech Infrastructure pursuant to which Tech Infrastructure agreed to host approximately 3,000 of the Company's Bitcoin Miner S19J Pro machines at a secure location and provide power, maintenance and other services specified in the contract with a term of nine months. On July 17, 2024, the Company amended the contract to allow for an extension of the contract of one month.

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

Coupon Sales

From time to time the Company receives coupons from Bitmain to incentivize purchases of equipment. Coupons have a stated face value in dollars and can be applied against future invoices for purchased machines. Coupons are transferable and there are not restrictions on the sale to third parties. Occasionally, the Company sells coupons to third parties in exchange for cash consideration or digital assets. As there is currently no active market for the buying and selling of Bitmain coupons, the Company has determined that the fair value of coupons received is nil at the time of receipt therefore revenue associated with the sale of such coupons is not recognized until the sale transaction has been completed and consideration has been received from the third party. During the three and six months ended June 30, 2024, the Company sold Bitmain coupons for nil and $4 thousand, which was recognized as other income within "Other income - coupon sales" in the Consolidated Statements of Operations. During the three and six months ended June 30, 2023, the Company sold Bitmain coupons for approximately $26 thousand and $629 thousand respectively.

Income Taxes

The Company’s calculation of its tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions. The Company recognizes tax liabilities for uncertain tax positions based on management’s estimate of whether it is more likely than not that additional taxes will be required. The Company had no uncertain tax positions as of June 30, 2024 and December 31, 2023.

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

Income tax expense/(benefit) from operations for the three and six months ended June 30, 2024 and 2023 was nil in each period, which resulted primarily from maintaining a full valuation allowance against the Company's deferred tax assets.

Income (Loss) Per Share

Basic income (loss) per share is calculated as net income (loss) to common stockholders divided by the weighted average number of common shares outstanding during the period.

The weighted average shares used in calculating income per share for the three and six months ended June 30, 2024 includes 22 thousand and 87 thousand restricted shares that were legally issued during the year ended December 31, 2023 and vested during the three and six months ended June 30, 2024 based on their respective vesting date. The Company issued approximately 260 thousand restricted shares during the three and six months ended June 30, 2023. The weighted average shares used in calculating loss per share for the three and six months ended June 30, 2023 includes 43 thousand of restricted shares that were fully vested as of June 30, 2023 based on their respective vesting date and excludes 217 thousand restricted shares that were legally issued but not vested as of June 30, 2023.

Diluted income (loss) per share for the periods equal to basic income (loss) per share as the effect of any convertible notes, stock-based compensation awards or stock warrants would be anti-dilutive.

The anti-dilutive stock-based compensation awards consisted of:

	June 30, 2024	December 31, 2023
Stock Options	599,597	599,597
Stock Warrants	1,274,807	1,274,807
Restricted Shares	-	86,667

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

Non-cash Activities

ROU assets and operating lease obligation recognized - Due to the execution of its office equipment operating lease during the six months ended June 30, 2024 and 2023, the Company recognized a lease liability and ROU asset associated with the lease in the amount of nil and $22 thousand, respectively.

Reclassification of mining equipment deposit to fixed assets, net - During the six months ended June 30, 2024 and 2023 as mining machines were received, the Company reclassified nil and $1.2 million of mining machine costs plus related shipping and customs fees from "Deposits on mining equipment" to "Fixed assets, net" in the consolidated balance sheets, respectively.

Change in equity due to change in accounting principal ASC 350-60 - The Company has elected to early adopt the new guidance effective January 1, 2024 resulting in a $614 thousand cumulative-effect change to adjust the Company's Bitcoin held on January 1, 2024 with the corresponding entry to beginning accumulated deficit.

Note 2. Digital Asset

Digital assets consisted of the following:

	June 30, 2024	December 31, 2023	June 30, 2023
Bitcoin	$10,020,457	$3,406,096	$1,992,557
Tether	11,647	10,160	-
Total digital assets	$10,032,104	$3,416,256	$1,992,557

Bitcoin
	June 30, 2024	December 31, 2023	June 30, 2023
Number of Bitcoin held	160.4	95.1	79.1
Carrying basis - per Bitcoin	$54,479	$35,816	$25,190
Fair value - per Bitcoin	$62,668	$42,273	$30,469
Carrying basis of Bitcoin	$8,738,376	$3,406,096	$1,992,557
Fair value of Bitcoin	$10,020,457	$4,020,202	$2,410,098

The carrying basis represents the valuation of Bitcoin at the time the Company earns the Bitcoin through mining activities. The carrying basis for Bitcoin held prior to the adoption of ASU 2023-08 was determined on the "cost less impairment" basis. Fair value of Bitcoin was determined using Level 1 inputs.

The following table presents a roll-forward of Bitcoin for the six months ended June 30, 2024, based on the fair value model under ASU 2023-08:

June 30, 2024
Bitcoin as of December 31, 2023	$3,406,096
Cumulative effect of the adoption of ASU 2023-08 (See Note 1)	614,106
Beginning balance: Bitcoin as of January 1, 2024	4,020,202
Addition of Bitcoin from mining activities	7,490,981
Disposition of Bitcoin from sales	(4,540,682)
Gain on fair value of Bitcoin, net	3,049,956
End of period	$10,020,457

During the three and six months ended June 30, 2024, the Company realized total gains on Bitcoin of nil and $521 thousand, respectively and realized total losses on Bitcoin of $127 thousand and $127 thousand, respectively.

The following table presents a roll-forward of Bitcoin for the six months ended June 30, 2023, prior to the adoption of ASU 2023-08, based on the cost less impairment model under ASC 350:

June 30, 2023
Beginning of year	$888,026
Purchase of Bitcoin	35,157
Production of Bitcoin	5,059,173
Impairment loss on mined Bitcoin	(439,153)
Carrying amount of Bitcoin sold	(3,550,646)
End of period	1,992,557

Note 3. Fixed Assets, net

The components of fixed assets as of June 30, 2024 and December 31, 2023 are as follows:

	Useful Life (Years)	June 30, 2024	December 31, 2023
Mining machines	4	$29,249,432	$29,799,782
Real estate assets owned	30	80,057	80,057
Furniture, computer and office equipment	3-5	230,062	230,063
Gross fixed assets		29,559,551	30,109,902
Less: accumulated depreciation		(9,888,040)	(5,590,292)
Fixed assets, net		$19,671,511	$24,519,610

As of June 30, 2024 and December 31, 2023, there were approximately 5,900 miners located at various hosting sites. The Company’s depreciation expense recognized for the three and six months ended June 30, 2024 and 2023 was $2.3 million and $4.8 million, respectively for 2024 and was $1.2 million and $2.0 million, respectively for 2023.

In order to accommodate an expected incoming shipment of S21 mining machines in April 2024, management identified 365 mining machines at a Core hosting facility that would require relocation. As part of its impairment testing management considered the possible cashflows and probabilities associated with the relocation and continued use of 365 mining machines at a separate hosting facility location and the potential sale of such assets to a third-party. Based on the assessment performed, management concluded a sale was probable and an impairment of $1.2 million on the mining machines was recorded during the first quarter, which was calculated as the net carrying value of the 365 mining machines of $1.3 million less the expected sales price of $79 thousand. The loss was recorded on our Consolidated Statements of Operations as "Impairment loss on mining equipment" for the three and six months ended June 30, 2024 as nil and $1.2 million respectively.

On April 16, 2024, the 365 mining machines were sold to a third-party for $79 thousand. There was no additional loss recognized upon the asset sale.

There was no impairment loss recorded on fixed assets during the three and six months ended June 30, 2023.

Note 4. Deposits on Mining Equipment and Hosting Services

As further described in Note 1, the Company has entered into a series of mining machine purchase agreements, hosting and colocation service agreements in connection with our cryptocurrency mining operations which required deposits to be paid in advance of the respective asset or service being received.

As of June 30, 2024 and December 31, 2023, the Company had a total of $21 thousand classified as "Deposits on mining equipment".

As of June 30, 2024 and December 31, 2023, the Company had a total of $0.4 million and $3.1 million in prepaid hosting services and hosting deposits, respectively, classified as "Prepaid expenses and Other assets".

Note 5. Investments

Marketable Securities

Our marketable equity securities are publicly traded stocks measured at fair value using quoted prices for identical assets in active markets and classified as Level 1 within the fair value hierarchy. Marketable equity securities as of June 30, 2024 and December 31, 2023, and activity for the six months ended June 30, 2024 and year ended December 31, 2023, are as follows:

	Cost	Cost of Shares Sold	Gross Unrealized Gain (Loss)	Fair Value

Marketable equity securities, June 30, 2024	$17,860	$-	$4,280	$22,140

Marketable equity securities, December 31, 2023	$743,906	$(739,616)	$13,570	$17,860

No marketable securities were sold during the three and six months ended June 30, 2024 and 2023.

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

On December 26, 2023, the Company entered into an asset purchase agreement with Platonic Holdings, Inc. (“Platonic”) pursuant to which we agreed to sell to Platonic the Symbiont Assets. The sale of the Symbiont Assets closed on December 27, 2023. The sales proceeds were $2.0 million, of which $0.2 million is being held in a customary indemnity escrow until December 26, 2024. Amounts held in escrow are recorded as "Receivable from the sale of Symbiont assets" in the consolidated balance sheets as of June 30, 2024 and December 31, 2023.

Notes receivable from Seastar Medical Holding Corporation

As of June 30, 2024, there was no outstanding principal and accrued interest and as of December 31, 2023, there was $1,127 thousand of principal and $13 thousand of accrued interest on the Amended Sponsor Note included in "Note receivable from Seastar Medical Holding Corporation" on the consolidated balance sheets.

As of June 30, 2024, there was no outstanding principal and accrued interest and as of December 31, 2023, there was $296 thousand of principal and $3 thousand of accrued interest on the amended LMFA Note in "Notes receivable from Seastar Medical Holding Corporation" on the consolidated balance sheets.

On January 29, 2024 Seastar fully repaid the remaining balance of principal and accrued interest on the Notes which totaled approximately $1.4 million as of the payoff date.

	June 30, 2024	December 31, 2023	June 30, 2023

Notes receivable from Seastar Medical Holding Corporation	$-	$1,440,498	$2,238,442
End of period	$-	$1,440,498	$2,238,442

	June 30, 2024		June 30, 2023

Beginning of year	$1,440,498		$3,807,749
Repayment of Seastar Medical Holding Corporation notes receivable	(1,449,066)		(1,661,171)
Accrued interest income	8,568		91,864
End of period	$-		$2,238,442

Long-term Investments

On June 6, 2024, we, through our wholly-owned subsidiary LMFA Financing, LLC (“LMFAF”), entered into a Loan Agreement (the “Loan Agreement”) with Tech Infrastructure JV I LLC (“Tech Infrastructure”), pursuant to which LMFAF agreed to extend to Tech Infrastructure a non-revolving credit line of up to $2.5 million (the “Loan”) to fund the completion and build out of a 15 MW hosting facility in Calumet, Oklahoma (the “Calumet Hosting Facility”). Concurrent with entering into the Loan Agreement, US Digital Mining and Hosting Oklahoma, LLC, a subsidiary of the Company, entered into a hosting services agreement with Arthur Digital Assets, Inc. (“Arthur”) under which 3,000 of the Company’s Bitmain Antminer S19j Pro machines will be hosted at the Calumet Hosting Facility upon completion of the buildout. The Loan Agreement provides that Tech Infrastructure has the right to draw down advances of the Loan to fund specifically identified expenditures relating to the build-out of the Calumet Hosting Facility. The Loan bears interest at a rate equal to 14% per annum, simple interest, through the date on which Arthur begins charging market pricing to US Digital Mining at the Hosting Facility (the “Change Date”), and 18% per annum, simple interest, thereafter. Interest will accrue through the Change Date and be paid monthly after the Change Date, and payment of principal will be amortized over a period of 24 months following the Change Date. All unpaid principal and accrued but unpaid interest will be due and payable on the date that is 24 months after the Change Date. The Loan is secured by all of the personal property assets of Tech Infrastructure and a pledge of Arthur Group Inc.’s equity interest in Tech Infrastructure.

As of June 30, 2024, $2.1 million has been loaned to Tech Infrastructure. On July 16, 2024 the Loan was amended to increase the credit line to $2.9 million and the site became active as of July 28, 2024. The amount of principal due within the next twelve months is included in "Current portion of notes receivable from Tech Infrastructure JV I LLC" on the consolidated balance sheets.

Investments for the Loan consist of the following:

	June 30, 2024	December 31, 2023	June 30, 2023

Current portion of notes receivable from Tech Infrastructure JV I LLC	$174,529	$-	$-
Notes receivable from Tech Infrastructure JV I LLC - net of current portion	1,936,519
End of period	$2,111,048	$-	$-

	June 30, 2024		June 30, 2023

Beginning of year	$-		$-
Borrowings	2,094,351		-
Accrued interest income	16,697		-
End of period	$2,111,048		$-

The Tech Infrastructure loan is considered a variable interest in a VIE for which we are not the primary beneficiary as the Company does not have the power to direct the activities that most significantly impact Tech Infrastructure’s economic performance, and accordingly, we do not consolidate. Other than the Loan, no additional financial support has been provided or is expected to be provided as it relates to Tech Infrastructure’s operations. Information regarding our involvement in the VIE as of June 30, 2024 is as follows:

(in millions)	Financial Statement	Maximum
	Carrying Amount	exposure to loss
Tech Infrastructure JV I LLC	$2.1	$2.1

The financial statement carrying amount consists of the loan principal and accrued interest accounted for at fair value. The maximum exposure to loss as of June 30, 2024 is limited to the financial statement carrying amount of our loan investment.

Long-term investments held to maturity in equity securities consist of the following:

LMF Acquisition Opportunities Inc. and SeaStar Medical - Warrants

The Company, through its affiliate LMFA Sponsor LLC ("Sponsor"), owns an aggregate 5,738,000 private placement warrants in SeaStar Medical Holding Corporation, a Delaware corporation (“SeaStar Medical”). Effective June 7, 2024 Seastar Medical effected a 25-for-1 reverse stock split (the "Seastar Reverse Split"), and, after adjustment, the private placement warrants are exercisable into 229,520 shares of common stock. For the three and six months ended June 30, 2024 and 2023, our re-measurement of the fair value of the private placement warrants resulted in an unrealized loss of approximately $742 thousand and $146 thousand, respectively, for 2024 and an unrealized loss of approximately $0.2 million and $0.3 million, respectively, for 2023. The unrealized loss is included within "Unrealized loss on investment and equity securities" within the consolidated statements of operations.

Long-term investments in Seastar Medical private placement warrants consist of the following:

	June 30, 2024	December 31, 2023	June 30, 2023

Seastar Medical Holding Corporation (formerly LMAO) warrants	$11,155	$156,992	$188,493
End of period	$11,155	$156,992	$188,493

	June 30, 2024		June 30, 2023

Beginning of year	$156,992		$464,778
Unrealized loss on equity securities	(145,837)		(276,285)
End of period	$11,155		$188,493

SeaStar Medical Holding Corporation - Common Stock

As of June 30, 2024 and December 31, 2023, Sponsor holds 103,500 shares, as adjusted to reflect the Seastar Reverse Split, or approximately 3.5% of the total outstanding common shares of SeaStar Medical. Taking into consideration the approximately 30% minority interest in Sponsor, the percentage of ownership in the total outstanding common shares of SeaStar Medical that is attributable to the Company is approximately 2.4%.

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

The Company determined that our investment in SeaStar Medical meets the criteria for the equity method of accounting, for which we have elected the fair value option. We remeasure our retained interest in SeaStar Medical's common stock at fair value and include any resulting adjustments as part of our gain or loss on investments. The fair value of our retained interest in SeaStar Medical's common stock is classified as Level 1 in the fair value hierarchy as the fair value is based upon the observable trading price of ICU common stock. The trading price of ICU common stock as of June 30, 2024 and 2023 was $7.59 and $13.00 per share, respectively.

Changes in fair value are recorded in the income statement during the period of change. For the three and six months ended June 30, 2024 and 2023, our re-measurement of the fair value of ICU common stock resulted in an unrealized loss of $1.1 million and $0.4 million, respectively, for 2024 and an unrealized loss of $3.5 million and $9.3 million, respectively, for 2023. The unrealized gain (loss) is included within "Unrealized loss on investment and equity securities" within the consolidated statements of operations.

Long-term investments for the SeaStar Medical common stock consist of the following:

	June 30, 2024	December 31, 2023	June 30, 2023

Seastar Medical Holding Corporation common stock	$785,565	$1,145,486	$1,345,500
End of period	$785,565	$1,145,486	$1,345,500

	June 30, 2024		June 30, 2023

Beginning of year	$1,145,486		$10,608,750
Unrealized loss on equity investment	(359,921)		(9,263,250)
End of period	$785,565		$1,345,500

The net unrealized loss on securities from the Company’s investment in SeaStar Medical's common stock and warrants for the three and six months ended June 30, 2024 and 2023 totaled $1.9 million and $0.5 million, respectively, for 2024 and $3.7 million and $9.5 million, respectively, for 2023.

Note 6. Debt and Other Financing Arrangements

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

Debt of the Company consisted of the following at June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Financing agreement with Imperial PFS that is unsecured. Down payment of $3,438 was required upfront and equal installment payments of $3,658 to be made over a 11 month period. The note matures on July 1, 2024. Annualized interest is 12.05%.	-	21,945

Financing agreement with Imperial PFS that is unsecured. Down payment of $36,544 was required upfront and equal installment payments of $41,879 to be made over an 10 month period. The note matures on August 1, 2024. Annualized interest is 9.6%.	83,753	335,022

Financing agreement with Imperial PFS that is unsecured. Down payment of $30,000 was required upfront and equal installment payments of $35,103 to be made over a 6 month period. The note matured on June 1, 2024. Annualized interest is 12.05%.	-	210,619

Secured loan with Brown Family Enterprises LLC. The note matures on May 14, 2025. Interest is 10% per annum.	1,500,000	-

	$1,583,753	$567,586

Minimum required principal payments on the Company's debt as of June 30, 2024 are as follows:

Maturity	Amount
2024	$83,753
2025	1,500,000
$1,583,753

Note 7. Commitments and Contingencies

Leases

The Company leases certain office space and office equipment under non-cancelable operating leases. Leases with an initial term of one year or less are not recorded on the balance sheet, and the Company generally recognizes lease expense for these leases on a straight-line basis over the lease term. As of June 30, 2024, the Company’s long term operating leases have remaining lease terms of 14 - 23 months and include options to renew the lease. The Company’s leases do not contain any material residual value guarantees or material restrictive covenants. The Company does not have any material financing leases.

The Company determines if an arrangement is a lease at inception. Operating lease right-of-use ("ROU") assets and current and long-term operating lease liabilities are separately stated on the consolidated balance sheet. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The present value of future lease payments is discounted using either the implicit rate in the lease, if known, or the Company’s incremental borrowing rate for the specific lease as of the lease commencement date. The ROU asset is also adjusted for any prepayments made or incentives received. The lease terms include options to extend or terminate the lease only to the extent it is reasonably certain any of those options will be exercised. Lease expense is recognized on a straight-line basis over the lease term. The Company accounts for lease components (e.g., fixed payments) separate from the non-lease components (e.g., common-area maintenance costs) for its building lease. For office equipment, the company does not separate lease components (e.g., fixed payments) from the non-lease components (e.g., service costs).

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

Lease expense recognized for the three and six months ended June 30, 2024 and 2023 was approximately $40 thousand and $79 thousand, respectively for 2024 and approximately $28 thousand and $57 thousand, respectively for 2023. Sub-lease income for the three and six months ended June 30, 2024 and 2023 was approximately $7 thousand and $15 thousand, respectively for 2024 and approximately $15 thousand and $29 thousand, respectively for 2023.

The following table presents supplemental balance sheet information related to operating leases as of June 30, 2024 and December 31, 2023:

	Balance Sheet Line Item	June 30, 2024	December 31, 2023
Assets
ROU assets	Right of use asset, net	$136,430	$189,009
Total lease assets		$136,430	$189,009

Liabilities
Current lease liabilities	Lease liability	$117,153	$110,384
Long-term lease liabilities	Lease liability	25,962	85,775
Total lease liabilities		$143,115	$196,159

Weighted-average remaining lease term (in years)		1.2	1.7
Weighted-average discount rate		7.49%	7.49%

The following table presents supplemental cash flow information and non-cash activity related to operating leases for the three and six months ended June 30, 2024 and 2023:

	June 30,
	2024	2023
Operating cash flow information
Cash paid for amounts included in the measurement of lease liabilities	$(53,044)	$(45,913)
Non-cashflow information
ROU assets and operating lease obligation recognized	$-	$21,887

The following table presents maturities of operating lease liabilities on an undiscounted basis as of June 30, 2024:

Lease Maturity Table
Operating Leases
2024	61,812
2025	85,324
2026	3,163
(less: imputed interest)	(7,184)
$143,115

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

In October 2021, we entered into a sale and purchase agreement (the “Uptime Purchase Agreement”) with Uptime Armory LLC (“Uptime”) pursuant to which US Digital agreed to purchase, and Uptime agreed to supply to US Digital, an aggregate of 18 modified 40-foot cargo containers (“POD5ive containers”) that will be designed to hold and operate 280 S19 Pro Antminers manufactured by Bitmain. The purchase price of the POD5ive containers totals $3.15 million, of which $2.4 million or 75% was paid in 2021 as a non-refundable down payment and the remaining 25% was paid after Uptime delivered a “notice of completion” of the equipment in 2022. However, no containers have been delivered as of June 30, 2024.

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

In October 2021, US Digital also entered into a hosting agreement with Uptime Hosting LLC (the “Hosting Agreement”) to host the Company’s 18 POD5ive containers at a secure location and provide power, maintenance and other services specified in the contract for 6 cents per kilowatt with a term of one year. Under the Hosting Agreement we paid a deposit of $0.8 million in 2021 and were required to pay an additional deposit for each container three and six months prior to delivery at the hosting site of $44 thousand and a final deposit for each container one month prior to arrival at the hosting site of $44 thousand. The deposits paid for hosting services under the Hosting Agreement are refundable. On June 29, 2022, the Company and Uptime Hosting LLC entered into a Release and Termination Agreement in which the Hosting Agreement was terminated and Uptime Hosting LLC agreed to pay the $0.8 million. We recorded an impairment charge of $0.8 million on our prepaid hosting deposit in the fourth quarter of 2022.

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

Stock Options

The following is a summary of the stock option plan activity during the six months ended June 30, 2024 and 2023:

	2024		2023
	Number of	Weighted Average	Number of	Weighted Average
	Options	Exercise Price	Options	Exercise Price

Options outstanding at beginning of the year	599,597	$9.00	186,877	$19.56

Granted	-	-	414,417	4.50
Forfeited	-	-	(1,697)	72.18
Exercised	-	-	-	-

Options outstanding at June 30,	599,597	$9.01	599,597	$9.01

Options exercisable at June 30,	387,110	$11.06	307,574	$11.34

Stock compensation expense recognized for the three and six months ended June 30, 2024 and 2023 related to stock options was approximately $0.1 million and $0.2 million, respectively for 2024 and approximately $1.1 million and $1.3 million, respectively for 2023. There was $0.4 million of unrecognized compensation cost associated with unvested stock options remaining as of June 30, 2024.

The aggregate intrinsic value of the outstanding common stock options as of June 30, 2024 and December 31, 2023 was nil. The remaining weighted average life of the options as of June 30, 2024 was approximately 8.6 years.

Stock Issuance

The following is a summary of the restricted share activity during the six months ended June 30, 2024 and 2023:

	2024		2023
	Number of	Weighted Average	Number of	Weighted Average
	Restricted Shares	Award Price	Restricted Shares	Award Price

Restricted Shares outstanding at beginning of the year	86,667	$4.51	-	$-

Granted	-	-	260,000	$4.51
Vested	(86,667)	$4.51	(43,333)	$4.51
Restricted Shares outstanding at June 30,	-	$-	216,667	$4.51

Stock compensation expense for restricted stock for the three and six months ended June 30, 2024 and 2023 was approximately $5 thousand and $76 thousand, respectively, for 2024 and $565 thousand and $565 thousand, respectively, for 2023. There was nil unrecognized compensation cost associated with unvested restricted stock remaining as of June 30, 2024.

Warrants

The following is a summary of the warrant activity during the six months ended June 30, 2024 and 2023:

	2024		2023
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Warrants outstanding at beginning of the year	1,274,807	$30.04	1,279,573	$30.00

Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-

Warrants outstanding and exercisable at June 30,	1,274,807	$30.04	1,279,573	$30.00

The aggregate intrinsic value of the outstanding common stock warrants as of June 30, 2024 and 2023 was nil. The remaining weighted average life of the warrants as of June 30, 2024 was 2.25 years.

At the Market Program

On June 26, 2023, the Company entered into an Equity Distribution Agreement (the “Distribution Agreement”) with Maxim Group LLC (the “Agent”), pursuant to which the Company may, from time to time, at the Company's discretion, offer and sell shares of the Company’s common stock, having an aggregate offering price of up to $4.7 million (the “Shares”), through the Agent, acting as sales agent. The Shares to be sold under the Distribution Agreement, if any, will be issued and sold pursuant to the Company’s shelf registration statement which was filed with the Securities and Exchange Commission (“SEC”) on July 30, 2021 (the “Registration Statement”) and was declared effective on August 16, 2021. A prospectus supplement related to the Company’s at the market offering ("ATM") program with the Agent under the Distribution Agreement was filed with the SEC on June 26, 2023. The ATM program was expected to remain into effect until August 15, 2024. As of June 30, 2024, no sales have been made under the ATM program, and an aggregate gross sales limit of $4.2 million remains available for issuance under the ATM program. Approximately $119 thousand of legal and professional fees incurred related to the establishment of the ATM program were deferred and recorded within "Prepaid expenses and other assets" on the Consolidated Balance Sheets. These deferred costs were expensed in June 2024 due to the nonuse of the ATM.

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

	Three Months Ended June 30, 2024
	Specialty Finance	Mining Operations	All Other	Total
Revenue, net	$89,037	$2,893,073	$29,237	$3,011,347
Depreciation and amortization	1,306	2,336,795	1,601	2,339,702
Operating loss	(232,247)	(3,276,910)	(1,234,323)	(4,743,480)
Unrealized loss on investment and equity securities	-	-	(1,856,737)	(1,856,737)
Unrealized gain on marketable securities	-	-	6,440	6,440
Loss on disposal of assets	-	(33,887)	-	(33,887)
Interest income	-	-	17,228	17,228
Interest expense	-	(18,400)	(18,493)	(36,893)
Loss before income taxes	(232,247)	(3,329,197)	(3,085,885)	(6,647,329)
Fixed Asset Additions	-	1,226,602	-	1,226,602

	Six Months Ended June 30, 2024
	Specialty Finance	Mining Operations	All Other	Total
Revenue, net	$267,970	$7,490,981	$-	$7,758,951
Depreciation and amortization	2,672	4,759,857	3,241	4,765,770
Operating loss	(539,331)	(1,004,073)	(2,637,474)	(4,180,878)
Unrealized gain on marketable securities	-	-	4,280	4,280
Unrealized loss on investment and equity securities	-	-	(505,758)	(505,758)
Gain on fair value of purchased Bitcoin, net	-	-	57,926	57,926
Loss on disposal of assets	-	(42,057)	-	(42,057)
Other income - coupon sales	-	4,490	-	4,490
Interest income, net	-	-	26,353	26,353
Interest expense	-	(89,226)	(18,493)	(107,719)
Loss before income taxes	(539,331)	(1,130,866)	(3,073,166)	(4,743,363)
Fixed Asset Additions	-	1,226,602	-	1,226,602

	Three Months Ended June 30, 2023
	Specialty Finance	Mining Operations	All Other	Total
Revenue, net	$227,328	$2,968,322	$-	$3,195,650
Depreciation and amortization	(441)	1,168,242	1,319	1,169,120
Operating loss	(196,900)	(429,493)	(2,529,941)	(3,156,334)
Unrealized loss on investment and equity securities	-	-	(3,716,681)	(3,716,681)
Unrealized loss on marketable securities	-	-	(1,412)	(1,412)
Symbiont credit reserve reversal	-	-	1,052,543	1,052,543
Other income - coupon sales	-	25,721	-	25,721
Other income - financing revenue	-	-	37,660	37,660
Interest income	-	-	116,147	116,147
Loss before income taxes	(196,900)	(403,772)	(5,041,684)	(5,642,356)
Fixed Asset Additions	1,228	1,662,218	5,741	1,669,187

	Six Months Ended June 30, 2023
	Specialty Finance	Mining Operations	All Other	Total
Revenue, net	$449,995	5,059,173	$-	$5,509,168
Depreciation and amortization	2,525	1,966,111	2,357	1,970,993
Operating loss	(408,569)	(886,295)	(3,830,896)	(5,125,760)
Unrealized loss on marketable securities	-	-	4,378	4,378
Impairment loss on prepaid machine deposits	-	(36,691)	-	(36,691)
Symbiont credit reserve reversal	-	-	1,052,543	1,052,543
Unrealized gain on investment and equity securities	-	-	(9,539,535)	(9,539,535)
Realized gain on sale of purchased digital assets	-	-	1,917	1,917
Other income - coupon sales	-	629,312	-	629,312
Other income - financing revenue	-	-	37,660	37,660
Interest income, net	-	-	171,224	171,224
Income (loss) before income taxes	(408,569)	(293,674)	(12,102,709)	(12,804,952)
Fixed Asset Additions	1,228	1,731,374	12,008	1,744,610

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

Under the agreement, the Company paid BLG a fixed monthly fee of $53 thousand per month for services rendered during the three and six months ended June 30, 2023. The Company pays BLG a minimum per unit fee of $700 in any case where there is a collection event and BLG received no payment from the property owner, including any unit where the Company has taken title to the unit or where the Association has terminated its contract with either BLG or the Company. On March 28, 2024, BLGAL and the Company reduced the monthly compensation payable to the law firm from $53 thousand to $43 thousand effective January 1, 2024.

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

Amounts paid to BLGAL for the three and six months ended June 30, 2024 and 2023 were approximately $129 thousand and $258 thousand, respectively, for 2024 and approximately $159 thousand and $318 thousand, respectively, for 2023.

Under the Services Agreement in effect during the three and six months ended June 30, 2024 and 2023, the Company pays all costs (lien filing fees, process and serve costs) incurred in connection with the collection of amounts due from property owners. Any recovery of these collection costs is accounted for as a reduction in expense incurred. The Company incurred expenses related to collection costs for the three and six months ended June 30, 2024 and 2023 in the amounts of approximately $25 thousand and $40 thousand, respectively for 2024 and approximately $17 thousand and $30 thousand, respectively for 2023. Recoveries during the three and six months ended June 30, 2024 and 2023 were approximately $5 thousand and $19 thousand, respectively for 2024 and approximately $17 thousand and $21 thousand, respectively for 2023.

The Company also shares office space, personnel and related common expenses with BLGAL. All shared expenses, including rent, are charged to BLGAL based on an estimate of actual usage. Any expenses of BLGAL paid by the Company that have not been reimbursed or settled against other amounts are reflected as due from related parties in the accompanying consolidated balance sheet. BLGAL was charged for office sub-lease for three and six months ended June 30, 2024 and 2023 for a total of approximately $7 thousand and $15 thousand, respectively for 2024 and approximately $15 thousand and $30 thousand, respectively for 2023.

Amounts payable to BLGAL as of June 30, 2024 and December 31, 2023 were approximately $54 thousand and $24 thousand, respectively.

Note 11. Subsequent Events

On August 6, 2024, the Company entered into a $5 million secured loan with SE & AJ Liebel Limited Partnership, a Nevada limited partnership, which accrues twelve percent (12%) interest per annum. Payments of $50 thousand per month are required to be made until the loan is paid in full, beginning on September 6, 2024. The note matures on August 6, 2026. The loan is secured by $5M of Bitcoin and other assets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements and Notes for the three and six months ended June 30, 2024, and with the Annual Report on Form 10-K for the year ended December 31, 2023.

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

As of June 30, 2024 and 2023, the Company owned approximately 5,900 and 5,900 machines, respectively, which translated into our operating mining units being capable of producing over 639 petahash and 615 petahash per second (“EH/s”) of computing power, respectively. There were approximately 1,878 and 5,200 miners online as of June 30, 2024 and 2023, respectively. We had an additional 3,000 miners go online in late July 2024 while moving approximately 1,000 miners from a GIGA hosting site in July 2024 to a third-party warehouse for redeployment. We expect to continue increasing our computing power through 2024 and beyond as we expand the number of active mining machines.

The Company currently uses three companies to host its miners: Core Scientific Inc. ("Core"), Giga Energy Inc ("GIGA") and Tech Infrastructure JV I LLC ("Tech Infrastructure").

On September 5, 2022, the Company, through its wholly-owned subsidiary US Digital, entered into a hosting agreement (the “Core Hosting Agreement”) with Core pursuant to which Core, under various additional orders, agreed to host approximately 3,000 of the Company's Bitcoin miner machines at a secure location and provide power, maintenance and other services specified in the contract with a term of one year, with automatic renewals unless either party notifies the other party in writing not less than ninety (90) calendar days before such renewal of its desire for the order not to renew unless terminated sooner pursuant to the terms of the Core Hosting Agreement. The Company entered into a number of amendments in 2023 and 2024 that resulted in Core hosting a total of approximately 4,870 miners. The amended Hosting Agreement results in the terms of the hosting arrangement expiring with respect to approximately 4,000 miners on May 31, 2024 while allowing the terms of the hosting arrangement to continue with respect to approximately 800 miners through December 31, 2024. Approximately 4,000 miners were shipped from Core in June and July 2024 to a third-party warehouse in Oklahoma with 3,000 miners being placed into service in late July 2024.

As required under the Core Hosting Agreement, the Company paid a $2.2 million deposit as of December 31, 2023. Under the terms of the amended Hosting Agreement, the deposit related to the 4,000 miners that were removed was applied to our invoices. As of June 30, 2024 and December 31, 2023, the Company had nil and $2.1 million of the prepaid deposit remaining with Core, respectively. In December 2022, Core filed for Chapter 11 bankruptcy in the U.S. Bankruptcy Court for the Southern District of Texas. Core's bankruptcy filing has not negatively impacted our mining ability at their sites as of the date of this filing.

On May 5, 2023, the Company entered into a hosting agreement (the “GIGA Hosting Agreement”) with GIGA, pursuant to which GIGA agreed to host 1,080 of the Company's Bitcoin Miner S19J Pro machines at a secure location and provide power, maintenance and other services specified in the contract with a term of one year. On April 12, 2024, the Company amended the contract to allow for an extension of the contract with a 60 day termination notice. As required under the GIGA Hosting Agreement, the Company paid $173 thousand as a pre-payment in May 2023 and paid a refundable deposit of $173 thousand in August 2023. As of June 30, 2024 and December 31, 2023, respectively, the Company had approximately $88 thousand and $117 thousand of prepaid deposits remaining with GIGA, respectively. All of the miner machines hosted with GIGA were moved in July to a third-party warehouse awaiting a new hosting site.

On May 6, 2024, the Company entered into a hosting agreement (the “Arthur Hosting Agreement”) with Tech Infrastructure pursuant to which Tech Infrastructure agreed to host approximately 3,000 of the Company's Bitcoin Miner S19J Pro machines at a secure location and provide power, maintenance and other services specified in the contract with a term of nine months. On July 17, 2024, the Company amended the contract to allow for an extension of the contract of one month.

Results of Operations

Summarized Consolidated Statements of Operations
	Six Months Ended June 30,
	2024	2023

Revenue	$7,758,951	$5,509,168
Operating costs and expenses	11,939,829	10,634,928
Operating loss	(4,180,878)	(5,125,760)
Other loss	(562,485)	(7,679,192)
Loss before income taxes	(4,743,363)	(12,804,952)
Income tax expense	-	-
Net loss	(4,743,363)	(12,804,952)
Less: loss attributable to non-controlling interest	160,253	2,869,441
Net loss attributable to LM Funding America Inc.	$(4,583,110)	$(9,935,511)

Range of intraday Bitcoin prices
Quarterly Reporting Periods Ended	Minimum Price	Maximum Price
December 31, 2022	$15,486	$21,474
March 31, 2023	$16,489	$29,178
June 30, 2023	$24,750	$31,422
September 30, 2023	$24,915	$31,838
December 31, 2023	$26,544	$44,800
March 31, 2024	$38,512	$73,798
June 30, 2024	$56,500	$72,777

Effective January 1, 2024, we adopted ASC 350-60 which required Bitcoin to be measured at fair value. See Note 1 - Summary of Significant Accounting Policies for more details on impact of implementation to the financial statements. As a result, the carrying value of each Bitcoin we held at the end of June 30, 2024 and each subsequent reporting period reflects the price of one Bitcoin quoted on the active exchange at the end of the reporting period. Therefore, negative swings in the market price of Bitcoin could have a material impact on our earnings and on the carrying value of our Bitcoin.

The following reflects the financial summary of Bitcoin holdings:

Bitcoin
	June 30, 2024	December 31, 2023	June 30, 2023
Number of Bitcoin held	160.4	95.1	79.1
Carrying basis - per Bitcoin	$54,479	$35,816	$25,190
Fair value - per Bitcoin	$62,668	$42,273	$30,469
Carrying basis of Bitcoin	$8,738,376	$3,406,096	$1,992,557
Fair value of Bitcoin	$10,020,457	$4,020,202	$2,410,098

The following is a summary of the average cost of revenues for mining each Bitcoin during the three and six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
Cost of Revenues - Analysis of costs to mine one Bitcoin (per Bitcoin amounts are actual)	2024	2023

Digital mining revenues	$7,490,981	$5,059,173
Average revenue of each Bitcoin mined (1)	$57,446	$25,513
Cost of mining - hosted facilities	$5,012,057	$4,029,498
Hosting fees expense per one Bitcoin	$38,436	$20,320
Bitcoin Mined	130.40	198.30
Cost of mining one Bitcoin as % of average Bitcoin mining revenue	66.91%	79.65%

(1) Average revenue of each Bitcoin mined is calculated by dividing the sum of Bitcoin mining revenue for both owned and hosted facilities by the total number of Bitcoin mined during the respective periods. See the table "Range of intraday Bitcoin prices" for information on the range of intraday Bitcoin prices for quarterly periods.

The Company's Bitcoin unit activity during the six months ended June 30, 2024 and 2023 was as follows:

	June 30, 2024	June 30, 2023
Beginning of Year	95.1	54.9
Production of Bitcoin	130.4	198.3
Purchase of Bitcoin	-	2.0
Sale of Bitcoin	(65.0)	(175.9)
Fees	(0.1)	(0.2)
End of Period	160.4	79.1

The Three Months Ended June 30, 2024 compared with the Three Months Ended June 30, 2023

Revenues

During the three months ended June 30, 2024, total revenues decreased by $0.2 million, to $3.0 million from $3.2 million for the three months ended June 30, 2023.

Digital mining revenue decreased in the three months ended June 30, 2024 by $0.1 million to $2.9 million from $3.0 million for the three months ended June 30, 2023.

Bitcoin mining revenues are determined by two main drivers: quantity of Bitcoin mined and the price of Bitcoin on the date the Bitcoin is mined. During the three months ended June 30, 2024, we mined 44.1 Bitcoin with an average Bitcoin price of approximately $66 thousand as compared to 106.5 Bitcoin with an average Bitcoin price of approximately $28 thousand during the three months ended June 30, 2023. The decrease in Bitcoin mining revenue for the three months ended June 30, 2024 was attributable to the reduction in the number of Bitcoins mined during the period due to the increased difficulty rate, which reduced our share of the global hashrate, offset in part by the increase in Bitcoin prices.

Specialty finance revenue decreased in the three months ended June 30, 2024 by $101 thousand to $89 thousand from $190 thousand for the three months ended June 30, 2023.

Operating Expenses

During the three months ended June 30, 2024, operating expenses increased $1.4 million to $7.8 million from $6.4 million for the three months ended June 30, 2023. The increase in operating expenses is primarily due to the following factors:

Staff costs and payroll

Compensation costs for three months ended June 30, 2024 decreased by $1.6 million to $0.8 million from $2.5 million for the three months ended June 30, 2023 primarily due to the reduction of stock based compensation associated with employee stock options.

Depreciation and amortization

Depreciation and amortization increased by $1.2 million to $2.3 million for the three months ended June 30, 2024 primarily due to the increased number of Bitcoin mining machines placed into service earning Bitcoins as well as the change in useful life of mining machines from 5 years to 4 years.

Loss (gain) on fair value of Bitcoin, net

The loss on fair value of Bitcoin, net for the three months ended June 30, 2024 was $1.3 million. As discussed in Note 2 above, the Company adopted the amendments per ASC 350-60 as of January 1, 2024, accordingly, we measured crypto assets within the scope of ASC Topic 350-60 - Intangibles - Goodwill and Other - Crypto Assets at fair value in accordance with ASC Topic 820 - Fair Value Measurement and included the gains and losses from remeasurement in net income. The loss pertains to the change in Bitcoin's fair value from April 1, 2024, through June 30, 2024. The fair value of Bitcoin was approximately $62 thousand per Bitcoin at June 30, 2024 and $71 thousand per Bitcoin at March 31, 2024.

Impairment loss on mined digital assets

Impairment loss on mined digital assets was nil and $0.2 million for the three months ended June 30, 2024 and 2023, respectively with no impairment recognized in 2024 due to the implementation of ASC 350-60 effective January 1, 2024.

Realized gain on sale of mined digital assets

Realized gain on sale of mined digital assets for the three months ended June 30, 2024 and 2023 was nil and $0.6 million, respectively.

Prior to adoption of ASC 350-60 - Crypto Assets, Bitcoin was classified as indefinite-lived intangible assets and were measured at cost less impairment. Additionally, in the previous guidance, subsequent increases in Bitcoin prices are not allowed to be recorded unrealized gains unless the Bitcoin is sold, at which point the gain is recognized. Accordingly, (gains) losses recognized on fair value of Bitcoin in fiscal year 2024 are not comparable to fiscal year 2023.

The Company sold 47 Bitcoins during the three months ended June 30, 2024 and 111 Bitcoins during the three months ended June 30, 2023.

Other operating costs

The Company's other operating costs which includes professional fees, selling, general and administrative costs, real estate management costs, collections costs and other operating costs increased by $0.2 million to $1.0 million for the three months ended

June 30, 2024 as compared to $0.8 million for the three months ended June 30, 2023 primarily due to the amortization of deferred financing costs associated with the ATM program.

Other Income (Expense)

The Company recognized an unrealized loss on securities of $1.9 million for the three months ended June 30, 2024 as compared to an unrealized loss of $3.7 million for the three months ended June 30, 2023 from the revaluation of Seastar's common stock and private placement warrants.

Income Tax Expense

During the three months ended June 30, 2024, the Company generated a $6.7 million net loss before income taxes and the Company increased its income tax valuation allowance by $2.2 million, which offset the Company’s incurred net income tax benefit of $2.2 million which resulted in no income tax expense being recognized for the three months ended June 30, 2024. During the three months ended June 30, 2023, the Company generated a $5.6 million net loss before income taxes and the Company increased its income tax valuation allowance by $1.3 million, which offset the Company’s incurred net income tax expense of $1.3 million, resulting in no income tax expense being recognized during the period.

Net Loss

During the three months ended June 30, 2024, net loss was $6.7 million as compared to net loss of $5.6 million for the three months ended June 30, 2023.

Net Loss Attributable to Non-Controlling Interest

The Company owns 69.5% of Sponsor. As such, there is a $0.6 million net gain for the three months ended June 30, 2024 attributable to the Non-Controlling Interest as compared to a $1.1 million net gain for the three months ended June 30, 2023.

Net Loss Attributable to LM Funding America, Inc.

During the three months ended June 30, 2024, net loss was $6.1 million as compared to net loss of $4.5 million for the three months ended June 30, 2023.

The Six Months Ended June 30, 2024 compared with the Six Months Ended June 30, 2023

Revenues

During the six months ended June 30, 2024, total revenues increased by $2.2 million, to $7.8 million from $5.5 million for the six months ended June 30, 2023.

Digital mining revenue increased in the six months ended June 30, 2024 by $2.4 million to $7.5 million from $5.1 million for the six months ended June 30, 2023.

Bitcoin mining revenues are determined by two main drivers: quantity of Bitcoin mined and the price of Bitcoin on the date the Bitcoin is mined. During the six months ended June 30, 2024, we mined 130.5 Bitcoin with an average Bitcoin price of approximately $57 thousand as compared to 198.3 Bitcoin with an average Bitcoin price of approximately $26 thousand during the six months ended June 30, 2023. The increase in Bitcoin mining revenue for the six months ended June 30, 2024 was attributable to the increase in Bitcoin prices offset in part by the reduction in the number of Bitcoins mined during the period due to the increased difficulty rate, which reduced our share of the global hashrate.

Specialty finance revenue decreased in the six months ended June 30, 2024 by $167 thousand to $205 thousand from $373 thousand for the six months ended June 30, 2023.

Operating Expenses

During the six months ended June 30, 2024, operating expenses increased $1.3 million to $12.0 million from $10.6 million for the six months ended June 30, 2023. The increase in operating expenses is primarily due to the following factors:

Digital mining cost of revenues

Bitcoin mining costs increased by $1.0 million to $5.0 million for the six months ended June 30, 2024 from $4.0 million for the six months ended June 30, 2023 due to the increased number of Bitcoin mining machines that were active during the period.

Staff costs and payroll

Compensation costs for six months ended June 30, 2024 decreased by $1.3 million to $2.1 million from $3.4 million for the six months ended June 30, 2023 primarily due to the reduction of stock based compensation associated with employee stock options.

Depreciation and amortization

Depreciation and amortization increased by $2.8 million to $4.8 million for the six months ended June 30, 2024 from $2.0 million for the six months ended June 30, 2023 primarily due to the increased number of Bitcoin mining machines placed into service earning Bitcoins as well as the change in useful life of mining machines from 5 years to 4 years.

Loss (gain) on fair value of Bitcoin, net

The gain on fair value of Bitcoin, net for the six months ended June 30, 2024 was $3.0 million. As discussed in Note 2 above, the Company adopted the amendments per ASC 350-60 as of January 1, 2024, accordingly, we measured crypto assets within the scope of ASC Topic 350-60 - Intangibles - Goodwill and Other - Crypto Assets at fair value in accordance with ASC Topic 820 - Fair Value Measurement and included the gains and losses from remeasurement in net income. The gain pertains to the change in Bitcoin's fair value from January 1, 2024, through June 30, 2024. The fair value of Bitcoin was approximately $62 thousand per Bitcoin at June 30, 2024 and $42 thousand per Bitcoin at December 31, 2023.

Impairment loss on mining equipment

The Company incurred a $1.2 million impairment loss on mining equipment related to machines disposed of in April 2024.

Impairment loss on mined digital assets

Impairment loss on mined digital assets was nil and $0.4 million for the six months ended June 30, 2024 and 2023, respectively with no impairment recognized in 2024 due to the implementation of ASC 350-60 effective January 1, 2024.

Realized gain on sale of mined digital assets

Realized gain on sale of mined digital assets for the six months ended June 30, 2024 and 2023 was nil and $1.1 million respectively.

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

The Company sold 65.0 Bitcoins during the six months ended June 30, 2024 and 175.9 Bitcoins during the six months ended June 30, 2023.

Other Income (Expense)

The Company recognized an unrealized loss on securities of $0.5 million for the six months ended June 30, 2024 as compared to an unrealized loss of $9.6 million for the six months ended June 30, 2023 from the revaluation of Seastar's common stock and private placement warrants.

The Company recognized $4 thousand on the sale of Bitmain coupons received from the purchase of Bitcoin mining equipment for the six months ended June 30, 2024 compared to $0.6 million for the six months ended June 30, 2023.

The Company recognized a reversal of a valuation allowance of nil and $1.1 million for the six months ended June 30, 2024 and 2023, respectively, from the revaluation of the Symbiont note receivable and subsequent acquisition of the Symbiont assets.

The Company recognized $26 thousand of interest income for the six months ended June 30, 2024 as compared to $171 thousand of interest income for the six months ended June 30, 2023 due to the payoff of a note payable by Seastar Medical in January 2024.

Income Tax Expense

During the six months ended June 30, 2024, the Company generated a $4.7 million net loss before income taxes and the Company increased its income tax valuation allowance by $1.2 million, which offset the Company’s incurred net income tax benefit of $1.2 million which resulted in no income tax expense being recognized during this period. This net activity resulted in no recognized income tax expense for the six months ended June 30, 2024. During the six months ended June 30, 2023, the Company generated a $12.8 million net loss before income taxes and the Company increased its income tax valuation allowance by $3.4 million, which offset the Company’s incurred net income tax expense of $3.4 million, resulting in no income tax expense being recognized during the period.

Net Loss

During the six months ended June 30, 2024, net loss was $4.7 million as compared to net loss of $12.8 million for the six months ended June 30, 2023.

Net Loss Attributable to Non-Controlling Interest

The Company owns 69.5% of Sponsor. As such, there is a $0.2 million net loss for the six months ended June 30, 2024 attributable to the Non-Controlling Interest as compared to a $2.9 million net loss for the six months ended June 30, 2023.

Net Loss Attributable to LM Funding America, Inc.

During the six months ended June 30, 2024, net loss was $4.6 million as compared to net loss of $9.9 million for the six months ended June 30, 2023.

Liquidity and Capital Resources

General

Our primary sources of liquidity are our cash and cash equivalents, Bitcoin generated from our digital mining operations, proceeds from borrowings and cash from our note receivables. At June 30, 2024, we had cash, cash equivalents and Bitcoin of $10.2 million compared to cash, cash equivalents and Bitcoin of $5.8 million at December 31, 2023. As of June 30, 2024, we had working capital of $8.4 million reflecting an increase of $1.0 million since December 31, 2023. We have access to equity financing through our At-the-Market offering facility. Refer to Note 8 - Stockholders' Equity. Cash management continues to be a top priority. We expect to incur negative operating cash flows as we work to increase our digital mining revenue and maintain operational efficiencies.

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

As of June 30, 2024 and December 31, 2023, our liquidity was comprised of:

	June 30, 2024	December 31, 2023
Cash and cash equivalents	$145,648	$2,401,831
Bitcoin	10,032,104	3,416,256
Marketable securities	22,140	17,860
End of Period	$10,199,892	$5,835,947

The Company's cash flow summary for the six months ended June 30, 2024 and 2023 are as follows:

	Six Months Ended June 30,
	2024	2023
Cash Flows used in Operating Activities	$(5,988,264)	$(1,463,224)
Cash Flows provided by (used in) Investing Activities	2,715,914	(464,571)
Cash Flows provided by (used in) Financing Activities	1,016,167	(462,972)
Net Decrease in Cash	(2,256,183)	(2,390,767)
Cash - Beginning of Year	2,401,831	4,238,006
Cash - End of Period	$145,648	$1,847,239

Contractual Obligations

The Company has digital mining hosting contracts that expire between December 2024 and April 2025. These contracts currently require total monthly payments of approximately $200 thousand to $500 thousand monthly.

Cash from Operations

Net cash used in operations was $6.0 million during the six months ended June 30, 2024 compared with net cash used in operations of $1.5 million during the six months ended June 30, 2023. This change in cash used in operating activities was primarily driven by the classification of $4.5 million in Bitcoin proceeds from mining (i.e. Bitcoin) as investing activities during the six months ended June 30, 2024 due to the adoption of ASU 350-60 as compared to the classification of mining revenues as operating activities for the six months ended June 30, 2023. The mining of Bitcoin is considered a non cash item for operating purposes which totaled $7.5 million and $5.1 million for the six months ended June 30, 2024 and 2023, respectively.

Cash from Investing Activities

For the six months ended June 30, 2024 net cash provided by investing activities was $2.7 million as compared to net cash used in investing activities of $0.5 million for the six months ended June 30, 2023. For the six months ended June 30, 2024, the Company received net payments of approximately $1.4 million from SeaStar Medical related to the payment of outstanding notes receivable, and received proceeds of $4.5 million from the sale of digital assets while investing $1.2 million for capital expenditures including Bitcoin mining equipment which was offset in part by a $2.1 million investment in the Tech Infrastructure JV I LLC note receivable. For the six months ended June 30, 2023 the Company received $1.7 million from SeaStar Medical related to the payment of outstanding notes receivable while investing $1.7 million for Bitcoin mining equipment.

Cash from Financing Activities

Net cash provided by financing activities was $1.0 million for the six months ended June 30, 2024 compared to $0.5 million used in financing activities for the six months ended June 30, 2023. During the six months ended June 30, 2024 and 2023, the Company received proceeds from borrowings of $1.5 million and nil, respectively.

Stockholders’ Equity

The Company had no cash infusion from equity financing transactions during the six months ended June 30, 2024 or 2023.

Debt

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

Debt of the Company consisted of the following at June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Financing agreement with Imperial PFS that is unsecured. Down payment of $3,438 was required upfront and equal installment payments of $3,658 to be made over a 11 month period. The note matures on July 1, 2024. Annualized interest is 12.05%.	-	21,945

Financing agreement with Imperial PFS that is unsecured. Down payment of $36,544 was required upfront and equal installment payments of $41,879 to be made over an 10 month period. The note matures on August 1, 2024. Annualized interest is 9.6%.	83,753	335,022

Financing agreement with Imperial PFS that is unsecured. Down payment of $30,000 was required upfront and equal installment payments of $35,103 to be made over a 6 month period. The note matured on June 1, 2024. Annualized interest is 12.05%.	-	210,619

Secured loan with Brown Family Enterprises LLC. The note matures on May 14, 2025. Interest is 10% per annum.	1,500,000	-

	$1,583,753	$567,586

The following table presents maturities of debt on an undiscounted basis as of June 30, 2024:

Maturity	Amount
2024	$83,753
2025	1,500,000
$1,583,753

ATM Program

On June 26, 2023, the Company entered into an Equity Distribution Agreement (the “Distribution Agreement”) with Maxim Group LLC (the “Agent”), pursuant to which the Company may, from time to time, at the Company's discretion, offer and sell shares of the Company’s common stock, having an aggregate offering price of up to $4.7 million (the “Shares”), through the Agent, acting as sales agent. The Shares to be sold under the Distribution Agreement, if any, will be issued and sold pursuant to the Company’s shelf registration statement which was filed with the Securities and Exchange Commission (“SEC”) on July 30, 2021 (the “Registration Statement”) and was declared effective on August 16, 2021. A prospectus supplement related to the Company’s at the market offering ("ATM") program with the Agent under the Distribution Agreement was filed with the SEC on June 26, 2023. The ATM program was expected to remain in effect until August 15, 2024. As of June 30, 2024, no sales have been made under the ATM program, and an aggregate gross sales limit of $4.2 million remains available for issuance under the ATM program. Approximately $119 thousand of legal and professional fees incurred related to the establishment of the ATM program were deferred and recorded within "Prepaid expenses and other assets" on the consolidated balance sheets. These deferred costs were expensed in June 2024 due to the nonuse of the ATM.

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

The following tables reconcile net loss, which we believe is the most comparable GAAP measure, to EBITDA and Core EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Net loss	$(6,647,329)	$(5,642,356)	$(4,743,363)	$(12,804,952)
Interest expense	36,893	-	107,719	-
Depreciation and amortization	2,339,702	1,169,120	4,765,770	1,970,993
Income (loss) before interest, taxes & depreciation	$(4,270,734)	$(4,473,236)	$130,126	$(10,833,959)
Unrealized loss on investment and equity securities	1,856,737	3,716,681	505,758	9,539,535
Gain on adjustment of note receivable allowance	-	(1,052,543)	-	(1,052,543)
Impairment loss on prepaid hosting deposits	-	-	-	36,691
Costs associated with At-the-Market Equity program	119,050	-	119,050	-
Impairment loss on mining equipment	-	-	1,188,058	-
Stock compensation and option expense	116,080	1,712,669	297,931	1,907,025
Core income (loss) before interest, taxes & depreciation	$(2,178,867)	$(96,429)	$2,240,923	$(403,251)

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

There have been no material changes to our critical accounting policies and estimates as compared to those disclosed in our Annual Report on Form 10-K. For a description of our critical accounting policies and estimates, see Part I, Item 1, Note 1, "Summary of Significant Accounting Policies" in our notes to the consolidated financial statements in this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

Please refer to Note 1 in our unaudited consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of June 30, 2024.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2024.

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities.

None.

(b) Use of Proceeds.

None.

(c) Repurchase of Securities.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

a) The Company is providing an updated table of Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters to reflect certain changes in the beneficial ownership of our common stock.

The following table sets forth information regarding the beneficial ownership of our common stock as of August 12, 2024 by:

•
each person who is known by us to beneficially own more than 5% of our outstanding common stock,
•
each of our directors and named executive officers, and
•
all directors and executive officers as a group.

The number and percentage of shares beneficially owned are based on 2,528,857 common shares outstanding as of August 8, 2024. Information with respect to beneficial ownership has been furnished by each director, officer or beneficial owner of more than 5% of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC, which generally require that the individual have voting or investment power with respect to the shares. In computing the number of shares beneficially owned by an individual listed below and the percentage ownership of that individual, shares underlying options, warrants and convertible securities held by each individual that are exercisable or convertible within 60 days of August 8, 2024, are deemed owned and outstanding, but are not deemed outstanding for computing the percentage ownership of any other individual. Except as otherwise indicated in the footnotes to this table, or as required by applicable community property laws, all individuals listed have sole voting and investment power for all shares shown as beneficially owned by them. Unless otherwise indicated in the footnotes, the address for each principal shareholder is LM Funding America, Inc., 1200 West Platt Street, Suite 100, Tampa, Florida 33606.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage
5% Stockholders:
None
Named Executive Officers and Directors
Bruce M. Rodgers (1)	1,071,402	30.82%
Carollinn Gould (2)	35,885	1.41%
Andrew L. Graham (3)	37,387	1.46%
Douglas I. McCree (4)	30,986	1.21%
Fred Mills (5)	30,154	1.18%
Frank Silcox (6)	20,349	*
Martin Traber (7)	5,037	*
Richard Russell (8)	1,040,046	30.09%
Ryan Duran (9)	85,502	3.23%
All Executive Officers and Directors as a Group (9 individuals)	1,477,030	39.51%

* Represents less than 1% of beneficial ownership

(1) Includes 108,334 shares of common stock; 83,333 shares of common stock issuable upon the exercise of options held by Mr. Rodgers; 843,833 shares issuable upon the exercise of warrants held by BRRR, LLC, an entity over which Mr. Rodgers and Mr. Russell each have beneficial ownership; 15,415 shares and 20,325 shares issuable upon the exercise of options held by CGR LLC which is owned 50% by Bruce M. Rodgers Revocable Trust and 50% by Carol Linn Gould Revocable Trust, 138 shares beneficially owned by BRR Holding, LLC, 20 shares beneficially owned by Bruce M. Rodgers IRA, and 7 shares beneficially owned by Carollinn Gould IRA. Bruce M. Rodgers is the sole Trustee of the Bruce M. Rodgers Revocable Trust and Carollinn Gould is the sole Trustee of the Carol Linn Gould Revocable Trust. Bruce M. Rodgers, Carollinn Gould and their family, including trusts or custodial accounts of minor children of each of Mr. Rodgers and Ms. Gould owns 100% of the outstanding membership interests of BRR Holding, LLC and CGR LLC, and therefore Mr. Rodgers and Ms. Gould may be deemed to have shared voting and investment power for all 15,553 shares and 20,325 shares issuable upon the exercise of options held by both Trusts, CGR and BRR Holding, LLC. This amount excludes 83,333 options that are not exercisable within 60 days after August 8, 2024.

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

(7) Includes 5,037 shares of common stock.

(8) Includes 112,546 shares of common stock; 83,333 shares of common stock issuable upon the exercise of options at an exercise price of $4.51 that are currently exercisable or become exercisable within 60 days after August 8, 2024; 83 shares of common stock issuable upon the exercise of options at an exercise price of $3,750.00 that are currently exercisable or become exercisable within 60 days after August 8, 2024; 250 shares of common stock issuable upon the exercise of options at an exercise price of $300.00 that are currently exercisable or become exercisable within 60 days after August 8, 2024; and 843,833 shares issuable upon the exercise of warrants held by BRRR, LLC, an entity over which Mr. Rodgers and Mr. Russell each have beneficial ownership. This amount excludes 83,333 options that are not exercisable within 60 days after August 8, 2024.

(9) Includes 17,818 shares of common stock; 83 shares of common stock issuable upon the exercise of options at an exercise price of $300.00 that are currently exercisable or become exercisable within 60 days after August 8, 2024; 14 shares of common stock issuable upon the exercise of options at an exercise price of $3,000.00 that are currently exercisable or become exercisable within 60 days after August 8, 2024; 29,167 shares of common stock issuable upon the exercise of options at an exercise price of $35.70 that are currently exercisable or become exercisable within 60 days after August 8, 2024; and 41,667 shares of common stock issuable upon the exercise of options at an exercise price of $4.51. This amount excludes 3,247 options that are not exercisable within 60 days of August 8, 2024.

b) None.

c) During the six months ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in the Securities and Exchange Commission’s rules).

Item 6. Exhibits

The following documents are filed as a part of this report or are incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION
3.1	Certificate of Incorporation of LM Funding America, Inc., as amended
3.2	Restated By-Laws of LM Funding America, Inc. (incorporated by reference to Exhibit 3.2 to the Form 10-Q filed on November 17, 2022)
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 (Amendment No. 2) filed on August 27, 2015 (Registration No. 333-205232))
4.2	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to Form 8-K filed on August 18, 2020)
4.3	Form of Representative’s Warrant (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on October 20, 2021)
4.4	Form of Common Warrant (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on October 20, 2021)
4.5	Secured Promissory Note, dated May 13, 2024, between LM Funding America, Inc. and Brown Family Enterprises LLC (incorporated by reference to Exhibit 4.5 to the Form 10-Q filed on May 15, 2024)
10.1	Loan Agreement, dated June 6, 2024, between LMFA Financing, LLC and Tech Infrastructure JV I LLC (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on June 12, 2024)
10.2	Promissory Note, dated June 6, 2024, issued by Tech Infrastructure JV I LLC to LMFA Financing, LLC (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on June 12, 2024)
10.3	Security Agreement, dated June 6, 2024, between LMFA Financing, LLC and Tech Infrastructure JV I LLC (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on June 12, 2024)
10.4	Pledge Agreement, dated June 6, 2024, between LMFA Financing, LLC and Arthur Group Inc. (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on June 12, 2024)
31.1*	Rule 13a – 14(a) Certification of the Principal Executive Officer
31.2*	Rule 13a – 14(a) Certification of the Principal Financial Officer
32.1*	Written Statement of the Principal Executive Officer, Pursuant to 18 U.S.C. § 1350
32.2*	Written Statement of the Principal Financial Officer, Pursuant to 18 U.S.C. § 1350

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

LM FUNDING AMERICA, INC.

Date: August 13, 2024	By:	/s/ Bruce M. Rodgers
Bruce M. Rodgers
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: August 13, 2024	By:	/s/ Richard Russell
Richard Russell
Chief Financial Officer
(Principal Accounting Officer)