Form 10-Q
period 2024-09-30
LM FUNDING AMERICA, INC.
filed 2024-11-13
CIK 1640384

UNITEDSTATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

The registrant had 3,397,042 shares of Common Stock, par value $0.001 per share, outstanding as of November 13, 2024.

LM FUNDING AMERICA, INC.

TABLE OF CONTENTS

		Page

PART I.	FINANCIAL INFORMATION	3

Item 1.	Financial Statements	3

	LM Funding America, Inc. and Subsidiaries Consolidated Balance Sheets as of September 30, 2024 (unaudited) and December 31, 2023	3

	LM Funding America, Inc. and Subsidiaries Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2024 and 2023 (unaudited)	4

	LM Funding America, Inc. and Subsidiaries Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2024 and 2023 (unaudited)	5

	LM Funding America, Inc. and Subsidiaries Consolidated Statements of Changes in Stockholders’ Equity for the Three and Nine Months Ended September 30, 2024 and 2023 (unaudited)	6
	Notes to Unaudited Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41

Item 4.	Controls and Procedures	41

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	43

Item 1A.	Risk Factors	43

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 3.	Defaults Upon Senior Securities	43

Item 4.	Mine Safety Disclosures	43

Item 5.	Other Information	43

Item 6.	Exhibits	44

SIGNATURES		45

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

LM Funding America, Inc. and Subsidiaries Consolidated Balance Sheets

	September 30,	December 31,
	2024 (Unaudited)	2023

Assets
Cash	$5,913,215	$2,401,831
Digital assets - current (Note 2)	3,983,800	3,416,256
Finance receivables	25,410	19,221
Marketable securities (Note 5)	18,844	17,860
Receivable from sale of Symbiont assets (Note 5)	200,000	200,000
Current portion of notes receivable from Tech Infrastructure JV I LLC (Note 5)	711,840	-
Prepaid expenses and other assets	416,516	4,067,212
Income tax receivable	31,187	31,187
Current assets	11,300,812	10,153,567

Fixed assets, net (Note 3)	17,311,254	24,519,610
Deposits on mining equipment (Note 4)	20,847	20,837
Notes receivable from Seastar Medical Holding Corporation (Note 5)	-	1,440,498
Notes receivable from Tech Infrastructure JV I LLC - net of current portion (Note 5)	2,269,863	-
Long-term investments - equity securities (Note 5)	8,944	156,992
Investment in Seastar Medical Holding Corporation (Note 5)	440,910	1,145,486
Digital assets - long-term (Note 2)	5,000,000	-
Operating lease - right of use assets (Note 7)	109,380	189,009
Other assets	73,857	86,798
Long-term assets	25,235,055	27,559,230
Total assets	$36,535,867	$37,712,797

Liabilities and stockholders' equity
Accounts payable and accrued expenses	1,400,228	2,064,909
Note payable - short-term (Note 6)	1,520,564	567,586
Due to related parties (Note 10)	64,386	22,845
Current portion of lease liability (Note 7)	109,931	110,384
Total current liabilities	3,095,109	2,765,724

Note payable - long-term (Note 6)	4,844,084	-
Lease liability - net of current portion (Note 7)	4,924	85,775
Long-term liabilities	4,849,008	85,775
Total liabilities	7,944,117	2,851,499

Stockholders' equity (Note 8)
Preferred stock, par value $.001; 150,000,000 shares authorized; no shares issued and outstanding as of September 30, 2024 and December 31, 2023	-	-
Common stock, par value $.001; 350,000,000 shares authorized; 2,956,042 shares issued and outstanding as of September 30, 2024 and 2,492,964 as of December 31, 2023	2,822	2,493
Additional paid-in capital	97,827,489	95,145,376
Accumulated deficit	(67,628,539)	(58,961,461)
Total LM Funding America stockholders' equity	30,201,772	36,186,408
Non-controlling interest	(1,610,022)	(1,325,110)
Total stockholders' equity	28,591,750	34,861,298
Total liabilities and stockholders’ equity	$36,535,867	$37,712,797

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LM Funding America, Inc. and Subsidiaries Consolidated Statements of Operations (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Digital mining revenues	$1,127,455	$3,283,473	$8,618,436	$8,342,646
Specialty finance revenue	97,558	101,535	303,222	474,544
Rental revenue	30,460	34,500	92,766	111,486
Total revenues	1,255,473	3,419,508	9,014,424	8,928,676
Operating costs and expenses:
Digital mining cost of revenues (exclusive of depreciation and amortization shown below)	730,716	2,708,473	5,742,773	6,737,971
Staff costs and payroll	1,567,984	1,340,665	3,648,898	4,736,940
Depreciation and amortization	2,349,634	1,516,873	7,115,404	3,487,866
Gain on fair value of Bitcoin, net	(104,744)	-	(3,096,774)	-
Impairment loss on mining equipment	-	-	1,188,058	-
Impairment loss on mined digital assets	-	383,497	-	822,650
Realized gain on sale of mined digital assets	-	(261,191)	-	(1,331,982)
Professional fees	628,686	419,173	1,622,914	1,228,503
Selling, general and administrative	209,088	201,151	582,675	683,174
Real estate management and disposal	31,144	26,453	89,430	127,611
Collection costs	15,054	8,098	36,396	17,533
Settlement costs with associations	-	-	-	10,000
Loss on disposal of assets	12,449	-	54,506
Other operating costs	229,784	246,735	667,401	704,589
Total operating costs and expenses	5,669,795	6,589,927	17,651,681	17,224,855
Operating loss	(4,414,322)	(3,170,419)	(8,637,257)	(8,296,179)
Unrealized gain (loss) on marketable securities	(3,296)	2,058	984	6,436
Impairment loss on prepaid machine deposits	(12,941)	-	(12,941)	(36,691)
Unrealized loss on investment and equity securities	(346,866)	(778,078)	(852,624)	(10,317,613)
Impairment loss on Symbiont assets	-	(750,678)	-	(750,678)
Gain on fair value of purchased Bitcoin, net	-	-	57,926	-
Realized gain on securities		1,788		1,788
Realized gain on sale of purchased digital assets	-	-	-	1,917
Credit loss on Seastar Medical Holding Corporation notes receivable	-	(22,344)	-	(22,344)
Gain on adjustment of note receivable allowance	-	-	-	1,052,543
Other income - coupon sales	-	10,160	4,490	639,472
Other income - financing revenue	-	-	-	37,660
Interest expense	(124,035)	-	(231,754)	-
Interest income	98,343	39,657	124,696	210,881
Loss before income taxes	(4,803,117)	(4,667,856)	(9,546,480)	(17,472,808)
Income tax expense	-	-	-	-
Net loss	$(4,803,117)	$(4,667,856)	$(9,546,480)	$(17,472,808)
Less: loss attributable to non-controlling interest	105,043	250,880	265,296	3,120,321
Net loss attributable to LM Funding America Inc.	$(4,698,074)	$(4,416,976)	$(9,281,184)	$(14,352,487)
Less: deemed dividends (Note 8)	(1,704,305)	-	(1,704,305)	-
Net loss attributable to common shareholders	$(6,402,379)	$(4,416,976)	$(10,985,489)	$(14,352,487)

Basic loss per common share (Note 1)	$(2.41)	$(1.97)	$(4.35)	$(6.51)
Diluted loss per common share (Note 1)	$(2.41)	$(1.97)	$(4.35)	$(6.51)

Weighted average number of common shares outstanding
Basic	2,659,974	2,246,745	2,525,160	2,206,187
Diluted	2,659,974	2,246,745	2,525,160	2,206,187

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LM Funding America, Inc. and Subsidiaries Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,546,480)	$(17,472,808)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	7,115,404	3,487,866
Noncash lease expense	79,629	70,545
Stock compensation	76,322	917,057
Stock option expense	332,415	1,611,795
Professional fees paid in common shares	100,001	-
Accrued investment income	(123,076)	(130,990)
Digital assets other income	(4,490)	-
Gain on fair value of Bitcoin, net	(3,154,700)	-
Impairment loss on mining machines	1,188,058	-
Impairment loss on digital assets	-	822,650
Impairment loss on hosting deposits	12,941	36,691
Impairment loss on Symbiont assets	-	750,678
Unrealized gain on marketable securities	(984)	(6,436)
Realized gain on securities	-	(1,788)
Unrealized loss on investment and equity securities	852,624	10,317,613
Loss on disposal of fixed assets	54,506	-
Proceeds from securities	-	554,036
Realized gain on sale of digital assets	-	(1,333,899)
Credit loss on Seastar Medical Holding Corporation notes receivable	-	22,344
Reversal of allowance loss on debt security	-	(1,052,543)
Investments in marketable securities	-	(739,616)
Change in operating assets and liabilities:
Prepaid expenses and other assets	3,650,696	(123,221)
Hosting deposits	-	(54,691)
Advances (repayments) to related party	41,541	(31,090)
Accounts payable and accrued expenses	(664,681)	682,405
Mining of digital assets	(8,618,436)	(8,352,805)
Proceeds from sale of digital assets	-	7,487,058
Lease liability payments	(81,304)	(70,563)
Net cash used in operating activities	(8,690,014)	(2,609,712)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net collections of finance receivables - original product	(4,618)	(8,765)
Net collections of finance receivables - special product	(1,571)	14,009
Capital expenditures	(1,228,428)	(1,913,303)
Proceeds from sale of fixed assets	78,806	-
Investment in Tech Infrastructure JV I LLC note receivable	(2,867,195)	-
Investment in note receivable	-	(100,000)
Collection of notes receivable	1,449,066	1,761,727
Investment in digital assets	-	(35,157)
Proceeds from sale of digital assets	6,821,185	43,678
Proceeds from the sale of tether	3,003	-
Symbiont asset acquisition	-	(402,359)
Distribution to members	(19,616)	-
Net cash from (used in) investing activities	4,230,632	(640,170)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	6,344,084	-
Insurance financing repayments	(547,022)	(499,453)
Insurance financing	-	86,886
Exercise of options	25,000	-
Proceeds from equity offering	2,333,112	-
Issue costs for equity offering	(184,408)	(106,550)
Net cash from (used in) financing activities	7,970,766	(519,117)
NET DECREASE IN CASH	3,511,384	(3,768,999)
CASH - BEGINNING OF PERIOD	2,401,831	4,238,006
CASH - END OF PERIOD	$5,913,215	469,007

SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES

ROU assets and operating lease obligation recognized	$-	$21,887
Reclassification of mining equipment deposit to fixed assets, net	$-	$1,177,226
Change in accounting principle (see Note 1)	$614,106	$-
SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION
Cash paid for taxes	$-	$-
Cash paid for interest	$222,697	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LM Funding America, Inc. and Subsidiaries Consolidated Statements of Changes in Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2024 and 2023

(unaudited)

	Common Stock
	Shares	Amount	Additional paid-in capital	Accumulated Deficit	Non-Controlling Interest	Total Equity
Balance - December 31, 2022	2,232,964	$2,233	$92,206,200	$(43,017,207)	$1,606,003	$50,797,229
Stock option expense	-	-	194,356	-	-	194,356
Net loss	-	-	-	(5,386,332)	(1,776,264)	(7,162,596)
Balance - March 31, 2023	2,232,964	$2,233	$92,400,556	$(48,403,539)	$(170,261)	$43,828,989
Stock option expense	-	-	1,147,739	-	-	1,147,739
Issuance of restricted stock	260,000	260	564,670	-	-	564,930
Net loss	-	-	-	(4,549,179)	(1,093,177)	(5,642,356)
Balance - June 30, 2023	2,492,964	$2,493	$94,112,965	$(52,952,718)	$(1,263,438)	$39,899,302
Stock option expense	-	-	269,700	-	-	269,700
Issuance of restricted stock	-	-	352,127	-	-	352,127
Net loss	-	-	-	(4,416,976)	(250,880)	(4,667,856)
Balance - September 30, 2023	2,492,964	$2,493	$94,734,792	$(57,369,694)	$(1,514,318)	$35,853,273

Balance - December 31, 2023	2,492,964	$2,493	$95,145,376	$(58,961,461)	$(1,325,110)	$34,861,298
Stock option expense	-	-	110,804	-	-	110,804
Stock compensation	-	-	71,047	-	-	71,047
Cumulative effect of change in accounting principle (See Note 1)	-	-	-	614,106	-	614,106
Net income	-	-	-	1,489,745	414,221	1,903,966
Balance - March 31, 2024	2,492,964	$2,493	$95,327,227	$(56,857,610)	$(910,889)	$37,561,221
Stock option expense	-	-	110,805	-	-	110,805
Stock compensation	-	-	5,275	-	-	5,275
Member distributions	-	-	-	-	(19,616)	(19,616)
Net loss	-	-	-	(6,072,855)	(574,474)	(6,647,329)
Balance - June 30, 2024	2,492,964	$2,493	$95,443,307	$(62,930,465)	$(1,504,979)	$31,010,356
Stock issued for option exercise	6,219	6	24,994	-	-	25,000
Stock issued for services	29,674	30	99,971	-	-	100,001
Warrant exercise	149,185	15	-	-	-	15
Shares issued for cash in public offering, net	278,000	278	2,148,411	-	-	2,148,689
Stock option expense	-	-	110,806	-	-	110,806
Net loss	-	-	-	(4,698,074)	(105,043)	(4,803,117)
Balance - September 30, 2024	2,956,042	$2,822	$97,827,489	$(67,628,539)	$(1,610,022)	$28,591,750

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LM FUNDING AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

(UNAUDITED)

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

LM Funding America, Inc. (“we”, “our”, “LMFA” or the “Company”) was formed as a Delaware corporation on April 20, 2015.

LMFA is the sole member of several entities including LM Funding, LLC, which was organized in January 2008, US Digital Mining and Hosting Co., LLC, which was formed on September 10, 2021 (“US Digital”); LMFA Financing LLC, formed on November 23, 2020; and LMFAO Sponsor LLC, formed on October 29, 2020 (LMFA is a majority member of LMFAO Sponsor LLC). Additionally, US Digital has formed various 100% owned subsidiaries to engage in business in various states in connection with its Bitcoin mining business.

LMFAO Sponsor LLC formed a majority owned subsidiary, LMF Acquisition Opportunities Inc. (“LMAO”) on October 29, 2020, which was organized as a special purpose acquisition company that completed an initial public offering in January 2021, whereupon the Company ceased to be majority owned by LMFA. LMF Acquisition Opportunities Inc. was subsequently merged with Seastar Medical Holding Corporation on October 28, 2022.

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

As of September 30, 2024 and December 31, 2023, the Company had approximately 5,900 machines, which amounted to operating units capable of producing over 639 petahash and 615 petahash, respectively, per second (“EH/s”) of computing power.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in the annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The interim consolidated financial statements as of September 30, 2024 and for the three and nine months ended September 30, 2024 and September 30, 2023, respectively, are unaudited. In the opinion of management, the interim consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of the results for the interim periods. The accompanying consolidated balance sheet as of December 31, 2023, is derived from the audited consolidated financial statements presented in the Company’s Annual Report on Form 10-K for fiscal the year ended December 31, 2023.

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

Segment and Reporting Unit Information

Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Chief Executive Officer and Chief Financial Officer of the Company comprise the CODM, as a group. The Company has two operating segments as of September 30, 2024, which we refer to as Specialty Finance and Mining Operations. Our corporate oversight function and other components that may earn revenues that are only incidental to the activities of the Company are aggregated and included in the “All Other” category. Refer to Note 9 - Segment Information.

Reclassification

Certain prior period immaterial amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on the reported results of operations.

Liquidity

The accompanying consolidated financial statements of the Company have been prepared assuming the Company will continue as a going concern. The going concern basis of presentation assumes that the Company will continue in operation one year after the date these financial statements are issued and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. The evaluation of going concern under the accounting guidance requires significant judgment which involves the Company to consider that it has historically incurred losses in recent years as it has prepared to grow its business through expansion and acquisition opportunities. The Company must also consider its current liquidity as well as future market and economic conditions that may be deemed outside the control of the Company as it relates to obtaining financing and generating future profits. As of September 30, 2024, the Company had $5.9 million available cash on-hand and Bitcoin with a fair market value of $9.0 million (of which $5.0 million is pledged as collateral against outstanding borrowings and classified within "Digital assets - long-term" on the consolidated balance sheets). After considering its current liquidity and future market and economic conditions, the Company has concluded there is no substantial doubt about the Company’s ability to continue as a going concern.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates include the evaluation of probable losses on balances due from third parties, the realization of deferred tax assets, the evaluation of contingent losses related to litigation and reserves on notes receivables. We consider our critical accounting estimates to be those related to long-lived asset impairment assessments. Our estimates may change, however, as new events occur and additional information is obtained, and any such changes will be recognized in the consolidated financial statements.

Cash

The Company maintains cash balances at several financial institutions that are insured under the Federal Deposit Insurance Corporation’s (“FDIC”) Transition Account Guarantee Program. Balances with the financial institutions may exceed federally insured limits. As of September 30, 2024 and December 31, 2023 we have approximately $5.3 million and $2.2 million of cash in various institutions that exceed the FDIC or SIPC insurance coverage limit of $250,000.

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

Bitcoin, which is non-cash consideration earned by the Company through its mining activities, are included as a reconciling item as a cash outflow within operating activities on the accompanying consolidated statements of cash flows. The cash proceeds from the sales of Bitcoin are classified based on the holding period in which the Bitcoin are held. ASC 350-60 specifies that Bitcoin converted nearly immediately into cash would qualify as cash flows from operating activities and all other sales would qualify as investing activities. In prior fiscal periods, the Company did not hold its Bitcoin for extended periods of time and such sales proceeds prior to the adoption of ASC 350-60 were reported as cash flows from operating activities. Upon adoption of ASC 350-60, the Company evaluates its sales of Bitcoin and will record Bitcoin sold nearly immediately as operating cash flows and the remainder will be recorded as investing activities. During the nine months ended September 30, 2024, all proceeds from Bitcoin sales were classified as investing activities.

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

Right to Use Assets

The Company capitalizes all leased assets pursuant to ASU 2016-02, Leases (Topic 842), which requires lessees to recognize right-of-use assets and lease liability, initially measured at present value of the lease payments, on its balance sheet for leases with terms longer than 12 months and classified as either financing or operating leases. As of September 30, 2024 and December 31, 2023 right to use assets, net of accumulated amortization, was $109 thousand and $189 thousand.

Impairment of Long-Lived Assets

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment amount is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. There was nil and $1.2 million impairment loss recorded on fixed assets during the three and nine months ended September 30, 2024, respectively, and nil impairment loss recorded on fixed assets during the three and nine months ended September 30, 2023, respectively. Refer to Note 3 - Fixed Assets.

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

As required under the Core Hosting Agreement, the Company paid a $2.2 million deposit as of December 31, 2023. Under the terms of the amended Hosting Agreement, the deposit related to the 4,000 miners that were removed was applied to our invoices. As of September 30, 2024 and December 31, 2023, the Company had nil and $2.1 million of the prepaid deposit remaining with Core, respectively. In December 2022, Core filed for Chapter 11 bankruptcy in the U.S. Bankruptcy Court for the Southern District of Texas. Core's bankruptcy filing has not negatively impacted our mining ability at their sites as of the date of this filing.

On May 5, 2023, the Company entered into a hosting agreement (the “GIGA Hosting Agreement”) with GIGA pursuant to which GIGA agreed to host 1,080 of the Company's Bitcoin Miner S19J Pro machines at a secure location and provide power, maintenance and other services specified in the contract with a term of one year. On April 12, 2024, the Company amended the contract to allow for an extension of the contract with a 60 day termination notice. As required under the GIGA Hosting Agreement, the Company paid $173 thousand as a pre-payment in May 2023 and paid a refundable deposit of $173 thousand in August 2023. As of September 30, 2024 and December 31, 2023, respectively, the Company had nil and $117 thousand of prepaid deposits remaining with GIGA, respectively. All of the machines hosted by Giga were moved to a third-party warehouse in July 2024 and are awaiting a new hosting site.

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

Step 1: The Company enters into a contract with a Bitcoin mining pool operator (i.e., the Customer) to provide hash calculations to the mining pools. The contract is terminable at any time by either party and thus the contract term is shorter than a 24-hour period and the contracts are continuously renewed. The Customer provides services solely for bitcoin mining and the fees charged during the three and nine months ended September 30, 2024 were approximately 0.5% of the total daily bitcoin mined.

Applying the criteria per ASC 606-10-25-1, the contract arises at the point that the Company provides hash calculations to the Customer, which is considered at contract inception, because customer consumption is in tandem with daily earnings of delivery of the computing power.

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

Based on these criteria, the Company has a single performance obligation in providing hash calculations to the Customer. The continuous renewal options do not represent material rights because they do not provide the Customer with the right to purchase additional goods or services at a discount. Specifically, the contract is renewed at the same terms, conditions, and rate as the current contract which is consistent with market rates, and there are no upfront or incremental fees in the initial contract. The Company has full control of the mining equipment utilized in the mining pool and if the Company determines it will increase or decrease the processing power of its machines and/or fleet (i.e., for repairs or when power costs are excessive) the computing power provided to the customer will be reduced.

Step 3: The transaction consideration the Company earns is non-cash consideration in the form of Bitcoin, which the Company measures at fair value at 23:59:59 UTC on the date of contract inception using the Company's principal market for Bitcoin. Although the contract renews continuously throughout the day, and thus the value of the consideration should be assessed continuously throughout the day, the Company has concluded that using the 23:59:59 UTC bitcoin price each day does not result in a materially different outcome. According to the Customer contract, daily settlements are made to the Company by the Customer based on the hash calculations provided over contract periods and the payout is made at approximately 04:00 UTC the following day.

When participating in ratable share pools, in exchange for providing hash calculations the Company is entitled to a fractional share of the Bitcoin award the Customer receives for successfully adding a block to the blockchain, plus a fractional share of the transaction fees attached to that blockchain. The Company’s fractional share is based on the proportion of hash calculations the Company contributed to the Customer compared to the total hash calculations contributed by all mining pool participants in solving the current algorithm. When participating in a Full Pay Per Share (“FPPS”) mining pool, in exchange for providing hash calculations to the pool the Company is entitled to compensation, calculated on a daily basis, at an amount that approximates the total Bitcoin that could have been mined using the Company’s hash calculations, calculated on a look-back basis across previous blocks using the pools hash rate index.

The transaction consideration the Company earns is variable since it is dependent on the daily computing power provided by the Company under the FPPS model and total Bitcoin earned by the under the ratable share model. There are no other forms of variable considerations, such as discounts, rebates, refunds, credits, price concessions, incentives, performance bonuses, penalties, or other similar items.

The sum of the block reward and transaction fees earned by the Company is reduced by mining pool fees charged by the Customer for operating the mining pool based on a rate schedule per the mining pool contract. The mining pool fee is only incurred to the extent we perform hash calculations and generate revenue in accordance with the Customer’s payout formula during the continuously renewed contract periods beginning mid-night UTC and ending 23:59:59 UTC daily. This amount represents consideration paid to the Customer and is thus reported as a reduction in revenue.

Step 4: The transaction price is allocated to the single performance obligation upon verification for the provision of hash calculations to the Customer, and total Bitcoin rewards earned by the pool, when applicable under a ratable share model. There is a single performance obligation (i.e., hashrate) for the contract; therefore, all consideration from the Customer is allocated to this single performance obligation.

Step 5: The Company’s performance is complete in transferring the hash calculations over-time to the customer and the customer obtains control of the contributed hashrate.The performance obligation of hash calculations is fulfilled over time, as opposed to a point in time, because the Company provides the hash calculations throughout the contract period and the customer simultaneously obtains control of it and uses the asset to produce bitcoin. There are no deferred revenues or other liability obligations recorded by the Company since there are no payments in advance of the performance.

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

Coupon Sales

From time to time the Company receives coupons from Bitmain to incentivize purchases of equipment. Coupons have a stated face value in dollars and can be applied against future invoices for purchased machines. Coupons are transferable and there are not restrictions on the sale to third parties. Occasionally, the Company sells coupons to third parties in exchange for cash consideration or digital assets. As there is currently no active market for the buying and selling of Bitmain coupons, the Company has determined that the fair value of coupons received is nil at the time of receipt therefore revenue associated with the sale of such coupons is not recognized until the sale transaction has been completed and consideration has been received from the third party. During the three and nine months ended September 30, 2024, the Company sold Bitmain coupons for nil and $4 thousand, which was recognized as other income within "Other income - coupon sales" in the Consolidated Statements of Operations. During the three and nine months ended September 30, 2023, the Company sold Bitmain coupons for approximately $10 thousand and $639 thousand respectively.

Income Taxes

The Company’s calculation of its tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions. The Company recognizes tax liabilities for uncertain tax positions based on management’s estimate of whether it is more likely than not that additional taxes will be required. The Company had no uncertain tax positions as of September 30, 2024 and December 31, 2023.

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

Income tax expense/(benefit) from operations for the three and nine months ended September 30, 2024 and 2023 was nil in each period, which resulted primarily from maintaining a full valuation allowance against the Company's deferred tax assets.

Income (Loss) Per Share

Basic income (loss) per share is calculated as net income (loss) to common stockholders divided by the weighted average number of common shares outstanding during the period. For the three and nine months ended September 30, 2024, the value transferred as a result of the warrant repricing of $1.7 million was recognized as an increase to net loss attributable to common shareholders. Refer to Note 8 - Stockholders' Equity.

The weighted average shares used in calculating loss per share for the three and nine months ended September 30, 2024 includes nil and 87 thousand restricted shares that were legally issued during the year ended December 31, 2023 and vested during the three and nine months ended September 30, 2024 based on their respective vesting date. The Company issued nil and 260 thousand restricted shares during the three and nine months ended September 30, 2023. The weighted average shares used in calculating loss per share for the three and nine months ended September 30, 2023 includes 65 thousand and 108 thousand, respectively of restricted shares that were fully vested as of September 30, 2023 based on their respective vesting date and excludes 152 thousand restricted shares that were legally issued but not vested as of September 30, 2023.

Diluted income (loss) per share for the periods equal to basic income (loss) per share as the effect of any convertible notes, stock-based compensation awards, stock warrants, and warrant repricing would be anti-dilutive.

The anti-dilutive stock-based compensation awards consisted of:

	September 30, 2024	December 31, 2023
Stock Options	593,378	599,597
Stock Warrants	3,452,177	1,274,807
Restricted Shares	-	86,667

The following table illustrates the computation of basic and diluted EPS for the three and nine months ended September 30, 2024 and 2023:

	Three months ended September 30, 2024			Three months ended September 30, 2023
	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net loss attributable to LM Funding America Inc.	$(4,698,074)			$(4,416,976)
Less: deemed dividends	(1,704,305)			-
Basic and diluted EPS
Net loss attributable to common shareholders	(6,402,379)	2,659,974	$(2.41)	(4,416,976)	2,246,745	$(1.97)

	Nine months ended September 30, 2024			Nine months ended September 30, 2023
	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net loss attributable to LM Funding America Inc.	$(9,281,184)			$(14,352,487)
Less: deemed dividends	(1,704,305)			-
Basic and diluted EPS
Net loss attributable to common shareholders	(10,985,489)	2,525,160	$(4.35)	(14,352,487)	2,206,187	$(6.51)

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

Non-cash Activities

ROU assets and operating lease obligation recognized - Due to the execution of its office equipment operating lease during the nine months ended September 30, 2024 and 2023, the Company recognized a lease liability and ROU asset associated with the lease in the amount of nil and $22 thousand, respectively.

Reclassification of mining equipment deposit to fixed assets, net - During the nine months ended September 30, 2024 and 2023 as mining machines were received, the Company reclassified nil and $1.2 million of mining machine costs plus related shipping and customs fees from "Deposits on mining equipment" to "Fixed assets, net" in the consolidated balance sheets, respectively.

Change in equity due to change in accounting principal ASC 350-60 - The Company has elected to early adopt the new guidance effective January 1, 2024 resulting in a $614 thousand cumulative-effect change to adjust the Company's Bitcoin held on January 1, 2024 with the corresponding entry to beginning accumulated deficit.

Note 2. Digital Asset

Digital assets consisted of the following:

	September 30, 2024	December 31, 2023	September 30, 2023
Bitcoin	$3,972,153	$3,406,096	$2,246,340
Tether	11,647	10,160	10,160
Digital assets - current	3,983,800	3,416,256	2,256,500
Bitcoin - long-term	5,000,000	-	-
Total digital assets	$8,983,800	$3,416,256	$2,256,500

Bitcoin
	September 30, 2024	December 31, 2023	September 30, 2023
Number of Bitcoin held	142.3	95.1	90.1
Carrying basis - per Bitcoin	$58,409	$35,816	$24,932
Fair value - per Bitcoin	$63,301	$42,273	$26,974
Carrying basis of Bitcoin	$8,310,473	$3,406,096	$2,246,340
Fair value of Bitcoin	$8,972,153	$4,020,202	$2,430,330

The carrying basis represents the valuation of Bitcoin at the time the Company earns the Bitcoin through mining activities. The carrying basis for Bitcoin held prior to the adoption of ASU 2023-08 was determined on the "cost less impairment" basis. Fair value of Bitcoin was determined using Level 1 inputs. As of September 30, 2024 and December 31, 2023 approximately 79 Bitcoin (with an approximate fair value of $5.0 million) and nil Bitcoin were held in a custody account as collateral for the $5.0 million Liebel loan. Accordingly, the Company is restricted in its ability to use the Bitcoin separately held as collateral in the operation of its business. The Company regularly moves the collateral Bitcoin out of the collateral account when the fair value of such Bitcoin increases and deposits additional Bitcoin into the collateral account when the fair value of such Bitcoin decreases.

The following table presents a roll-forward of Bitcoin for the nine months ended September 30, 2024, based on the fair value model under ASU 2023-08:

September 30, 2024
Bitcoin as of December 31, 2023	$3,406,096
Cumulative effect of the adoption of ASU 2023-08 (See Note 1)	614,106
Beginning balance: Bitcoin as of January 1, 2024	4,020,202
Addition of Bitcoin from mining activities	8,618,436
Disposition of Bitcoin from sales	(6,821,185)
Gain on fair value of Bitcoin, net	3,154,700
End of period	$8,972,153

During the three and nine months ended September 30, 2024, the Company realized total gains on Bitcoin of $1 thousand and $522 thousand, respectively and realized total losses on Bitcoin of $15 thousand and $142 thousand, respectively.

The following table presents a roll-forward of Bitcoin for the nine months ended September 30, 2023, prior to the adoption of ASU 2023-08, based on the cost less impairment model under ASC 350:

September 30, 2023
Beginning of year	$888,026
Purchase of Bitcoin	35,157
Production of Bitcoin	8,342,646
Impairment loss on mined Bitcoin	(822,650)
Carrying amount of Bitcoin sold	(6,196,839)
End of period	2,246,340

Note 3. Fixed Assets, net

The components of fixed assets as of September 30, 2024 and December 31, 2023 are as follows:

	Useful Life (Years)	September 30, 2024	December 31, 2023
Mining machines	4	$29,230,577	$29,799,782
Real estate assets owned	30	80,057	80,057
Furniture, computer and office equipment	3-5	231,889	230,063
Gross fixed assets		29,542,523	30,109,902
Less: accumulated depreciation		(12,231,269)	(5,590,292)
Fixed assets, net		$17,311,254	$24,519,610

As of September 30, 2024 and December 31, 2023, there were approximately 5,900 miners located at various hosting sites. The Company’s depreciation expense recognized for the three and nine months ended September 30, 2024 and 2023 was $2.3 million and $7.1 million, respectively for 2024 and $1.5 million and $3.5 million, respectively for 2023.

In order to accommodate an expected incoming shipment of S21 mining machines in April 2024, management identified 365 mining machines at a Core hosting facility that would require relocation. As part of its impairment testing management considered the possible cashflows and probabilities associated with the relocation and continued use of 365 mining machines at a separate hosting facility location and the potential sale of such assets to a third-party. Based on the assessment performed, management concluded a sale was probable and an impairment of $1.2 million on the mining machines was recorded during the first quarter, which was calculated as the net carrying value of the 365 mining machines of $1.3 million less the expected sales price of $79 thousand. A loss was recorded on the Consolidated Statements of Operations as "Impairment loss on mining equipment" for the three and nine months ended September 30, 2024 of nil and $1.2 million, respectively.

On April 16, 2024, the 365 mining machines were sold to a third-party for $79 thousand. There was no additional loss recognized upon the asset sale.

There was no impairment loss recorded on fixed assets during the three and nine months ended September 30, 2023.

Note 4. Deposits on Mining Equipment and Hosting Services

As further described in Note 1, the Company has entered into a series of mining machine purchase agreements, hosting and colocation service agreements in connection with our cryptocurrency mining operations which required deposits to be paid in advance of the respective asset or service being received.

As of September 30, 2024 and December 31, 2023, the Company had a total of $21 thousand classified as "Deposits on mining equipment".

As of September 30, 2024 and December 31, 2023, the Company had a total of $0.2 million and $3.1 million in prepaid hosting services and hosting deposits, respectively, classified as "Prepaid expenses and Other assets".

Note 5. Investments

Marketable Securities

Our marketable equity securities are publicly traded stocks measured at fair value using quoted prices for identical assets in active markets and classified as Level 1 within the fair value hierarchy. Marketable equity securities as of September 30, 2024 and December 31, 2023, and activity for the nine months ended September 30, 2024 and year ended December 31, 2023, are as follows:

	Cost	Cost of Shares Sold	Gross Unrealized Gain (Loss)	Fair Value

Marketable equity securities, September 30, 2024	$17,860	$-	$984	$18,844

Marketable equity securities, December 31, 2023	$743,906	$(739,616)	$13,570	$17,860

No marketable securities were sold during the three and nine months ended September 30, 2024 and 2023.

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

On December 26, 2023, the Company entered into an asset purchase agreement with Platonic Holdings, Inc. (“Platonic”) pursuant to which we agreed to sell to Platonic the Symbiont Assets. The sale of the Symbiont Assets closed on December 27, 2023. The sales proceeds were $2.0 million, of which $0.2 million is being held in a customary indemnity escrow until December 26, 2024. Amounts held in escrow are recorded as "Receivable from the sale of Symbiont assets" in the consolidated balance sheets as of September 30, 2024 and December 31, 2023.

Notes receivable from Seastar Medical Holding Corporation

As of September 30, 2024, there was no outstanding principal and accrued interest and as of December 31, 2023, there was $1,127 thousand of principal and $13 thousand of accrued interest on the Amended Sponsor Note included in "Note receivable from Seastar Medical Holding Corporation" on the consolidated balance sheets.

As of September 30, 2024, there was no outstanding principal and accrued interest and as of December 31, 2023, there was $296 thousand of principal and $3 thousand of accrued interest on the amended LMFA Note in "Notes receivable from Seastar Medical Holding Corporation" on the consolidated balance sheets.

On January 29, 2024 Seastar fully repaid the remaining balance of principal and accrued interest on the Notes which totaled approximately $1.4 million as of the payoff date.

	September 30, 2024	December 31, 2023	September 30, 2023

Notes receivable from Seastar Medical Holding Corporation	$-	$1,440,498	$2,254,668
End of period	$-	$1,440,498	$2,254,668

	September 30, 2024		September 30, 2023

Beginning of year	$1,440,498		$3,807,749
Repayment of Seastar Medical Holding Corporation notes receivable	(1,449,066)		(1,661,727)
Accrued interest income	8,568		130,990
Allowance for losses on Seastar Medical Holding Corporation notes receivable	-		(22,344)
End of period	$-		$2,254,668

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

As of September 30, 2024, $2.9 million has been loaned to Tech Infrastructure. The amount of principal due within the next twelve months is included in "Current portion of notes receivable from Tech Infrastructure JV I LLC" on the consolidated balance sheets.

Investments for the Loan consist of the following:

	September 30, 2024	December 31, 2023	September 30, 2023

Current portion of notes receivable from Tech Infrastructure JV I LLC	$711,840	$-	$-
Notes receivable from Tech Infrastructure JV I LLC - net of current portion	2,269,863
End of period	$2,981,703	$-	$-

	September 30, 2024		September 30, 2023

Beginning of year	$-		$-
Borrowings	2,867,195		-
Accrued interest income	114,508		-
End of period	$2,981,703		$-

The Tech Infrastructure loan is considered a variable interest in a VIE for which we are not the primary beneficiary as the Company does not have the power to direct the activities that most significantly impact Tech Infrastructure’s economic performance, and accordingly, we do not consolidate. Other than the Loan, no additional financial support has been provided or is expected to be provided as it relates to Tech Infrastructure’s operations. Information regarding our involvement in the VIE as of September 30, 2024 is as follows:

(in millions)	Financial Statement	Maximum
	Carrying Amount	exposure to loss
Tech Infrastructure JV I LLC	$3.0	$3.0

The financial statement carrying amount consists of the loan principal and accrued interest accounted for at fair value. The maximum exposure to loss as of September 30, 2024 is limited to the financial statement carrying amount of our loan investment.

Long-term investments held to maturity in equity securities consist of the following:

LMF Acquisition Opportunities Inc. and SeaStar Medical - Warrants

The Company, through its affiliate LMFA Sponsor LLC ("Sponsor"), owns an aggregate 5,738,000 private placement warrants in SeaStar Medical Holding Corporation, a Delaware corporation (“SeaStar Medical”). Effective June 7, 2024 Seastar Medical effected a 25-for-1 reverse stock split (the "Seastar Reverse Split"), and, after adjustment, the private placement warrants are exercisable into 229,520 shares of common stock. For the three and nine months ended September 30, 2024 and 2023, our re-measurement of the fair value of the private placement warrants resulted in an unrealized loss of approximately $2 thousand and $148 thousand, respectively, for 2024 and an unrealized loss of approximately $0.1 million and $0.4 million, respectively, for 2023. The unrealized loss is included within "Unrealized loss on investment and equity securities" within the consolidated statements of operations.

Long-term investments in Seastar Medical private placement warrants consist of the following:

	September 30, 2024	December 31, 2023	September 30, 2023

Seastar Medical Holding Corporation (formerly LMAO) warrants	$8,944	$156,992	$72,815
End of period	$8,944	$156,992	$72,815

	September 30, 2024		September 30, 2023

Beginning of year	$156,992		$464,778
Unrealized loss on equity securities	(148,048)		(391,963)
End of period	$8,944		$72,815

SeaStar Medical Holding Corporation - Common Stock

As of September 30, 2024 and December 31, 2023, Sponsor holds 103,500 shares, as adjusted to reflect the Seastar Reverse Split, or approximately 3.5% of the total outstanding common shares of SeaStar Medical. Taking into consideration the approximately 30% minority interest in Sponsor, the percentage of ownership in the total outstanding common shares of SeaStar Medical that is attributable to the Company is approximately 2.4%.

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

The Company determined that our investment in SeaStar Medical meets the criteria for the equity method of accounting, for which we have elected the fair value option. We remeasure our retained interest in SeaStar Medical's common stock at fair value and include any resulting adjustments as part of our gain or loss on investments. The fair value of our retained interest in SeaStar Medical's common stock is classified as Level 1 in the fair value hierarchy as the fair value is based upon the observable trading price of ICU common stock. The trading price of ICU common stock as of September 30, 2024 and 2023 was $4.26 and $6.60 per share, respectively.

Changes in fair value are recorded in the income statement during the period of change. For the three and nine months ended September 30, 2024 and 2023, our re-measurement of the fair value of ICU common stock resulted in an unrealized loss of $0.4 million and $0.7 million, respectively, for 2024 and an unrealized loss of $0.6 million and $9.9 million, respectively, for 2023. The unrealized gain (loss) is included within "Unrealized loss on investment and equity securities" within the consolidated statements of operations.

Long-term investments for the SeaStar Medical common stock consist of the following:

	September 30, 2024	December 31, 2023	September 30, 2023

Seastar Medical Holding Corporation common stock	$440,910	$1,145,486	$683,100
End of period	$440,910	$1,145,486	$683,100

	September 30, 2024		September 30, 2023

Beginning of year	$1,145,486		$10,608,750
Unrealized loss on equity investment	(704,576)		(9,925,650)
End of period	$440,910		$683,100

The net unrealized loss on securities from the Company’s investment in SeaStar Medical's common stock and warrants for the three and nine months ended September 30, 2024 and 2023 totaled $0.4 million and $0.9 million, respectively, for 2024 and $0.8 million and $10.3 million, respectively, for 2023.

Note 6. Debt and Other Financing Arrangements

On May 13, 2024, the Company entered into a $1.5 million secured loan ("Secured Note") with Brown Family Enterprises LLC ("Brown Family") which pays ten percent (10%) interest per annum, simple interest on a monthly basis until the Secured Note is paid in full. The note matures on May 14, 2025. The Company granted to the holders of the Secured Note a secured interest in substantially all of the Company's assets and interests.

On August 6, 2024,the Company entered into a $5.0 million senior secured term loan agreement ("Senior Note") with SE & AJ Liebel Limited Partnership ("Liebel"). The Senior Note is secured by Bitcoin with a fair market value equal to no less than $5.0 million which is held as collateral in a specified custody account. The Company has also granted Liebel a first perfected security interest in substantially all the assets of the Company. Further, in connection with the Senior Note, the Company entered into an Intercreditor Agreement, dated August 6, 2024 (the “Intercreditor Agreement”), with Brown Family, pursuant to which the First Lien Obligations and the Second Lien Obligations (as each are defined in the Intercreditor Agreement) are subject to customary intercreditor arrangements. The loan bears interest at a rate of 12.0% per annum and will mature on August 6, 2026 (the “Maturity Date”). The Company will make monthly interest payments in the amount of approximately $50,000 each month until the Maturity Date, and on such date the entire principal balance, together with accrued and unpaid interest, shall become payable.

Debt of the Company consisted of the following at September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Financing agreement with Imperial PFS that is unsecured. Down payment of $14,040 was required upfront. Two installment payments of $14,830 and eight installment payments of $717 are to be made over the loan term. The note matures on July 1, 2025. Annualized interest is 10.4%.	20,564	-

Financing agreement with Imperial PFS that is unsecured. Down payment of $3,438 was required upfront and equal installment payments of $3,658 to be made over a 11 month period. The note matured on July 1, 2024. Annualized interest is 12.05%.	-	21,945

Financing agreement with Imperial PFS that is unsecured. Down payment of $36,544 was required upfront and equal installment payments of $41,879 to be made over an 10 month period. The note matured on August 1, 2024. Annualized interest is 9.6%.	-	335,022

Financing agreement with Imperial PFS that is unsecured. Down payment of $30,000 was required upfront and equal installment payments of $35,103 to be made over a 6 month period. The note matured on June 1, 2024. Annualized interest is 12.05%.	-	210,619

Secured loan with Brown Family Enterprises LLC. The note matures on May 14, 2025. Interest is 10% per annum.	1,500,000	-

Loan with SE & SJ Liebel Limited Partnership. $5.0 million of Bitcoin has been pledged as collateral. The note matures on August 6, 2026. Interest is 12% per annum.	5,000,000	-

Debt discount	(155,916)
	$6,364,648	$567,586

Minimum required principal payments on the Company's debt as of September 30, 2024 are as follows:

Maturity	Amount
2024	$16,263
2025	$1,504,301
2026	$5,000,000
$6,520,564

Note 7. Commitments and Contingencies

Leases

The Company leases certain office space and office equipment under non-cancelable operating leases. Leases with an initial term of one year or less are not recorded on the balance sheet, and the Company generally recognizes lease expense for these leases on a straight-line basis over the lease term. As of September 30, 2024, the Company’s long term operating leases have remaining lease terms of 11 - 20 months and include options to renew the lease. The Company’s leases do not contain any material residual value guarantees or material restrictive covenants. The Company does not have any material financing leases.

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

Lease expense recognized for the three and nine months ended September 30, 2024 and 2023 was approximately $40 thousand and $103 thousand, respectively for 2024 and approximately $29 thousand and $87 thousand, respectively for 2023. Sub-lease income for the three and nine months ended September 30, 2024 and 2023 was approximately $7 thousand and $22 thousand, respectively for 2024 and approximately $15 thousand and $44 thousand, respectively for 2023.

The following table presents supplemental balance sheet information related to operating leases as of September 30, 2024 and December 31, 2023:

	Balance Sheet Line Item	September 30, 2024	December 31, 2023
Assets
ROU assets	Right of use asset, net	$109,380	$189,009
Total lease assets		$109,380	$189,009

Liabilities
Current lease liabilities	Lease liability	$109,931	$110,384
Long-term lease liabilities	Lease liability	4,924	85,775
Total lease liabilities		$114,855	$196,159

Weighted-average remaining lease term (in years)		1.0	1.7
Weighted-average discount rate		7.48%	7.49%

The following table presents supplemental cash flow information and non-cash activity related to operating leases for the three and nine months ended September 30, 2024 and 2023:

	September 30,
	2024	2023
Operating cash flow information
Cash paid for amounts included in the measurement of lease liabilities	$(81,304)	$(70,563)
Non-cashflow information
ROU assets and operating lease obligation recognized	$-	$21,887

The following table presents maturities of operating lease liabilities on an undiscounted basis as of September 30, 2024:

Lease Maturity Table
Operating Leases
2024	31,048
2025	85,324
2026	3,163
(less: imputed interest)	(4,680)
$114,855

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

In October 2021, we entered into a sale and purchase agreement (the “Uptime Purchase Agreement”) with Uptime Armory LLC (“Uptime”) pursuant to which US Digital agreed to purchase, and Uptime agreed to supply to US Digital, an aggregate of 18 modified 40-foot cargo containers (“POD5ive containers”) that will be designed to hold and operate 280 S19 Pro Antminers manufactured by Bitmain. The purchase price of the POD5ive containers totals $3.15 million, of which $2.4 million or 75% was paid in 2021 as a non-refundable down payment and the remaining 25% was paid after Uptime delivered a “notice of completion” of the equipment in 2022. However, no containers have been delivered as of September 30, 2024.

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

In October 2021, US Digital also entered into a hosting agreement with Uptime Hosting LLC (the “Hosting Agreement”) to host the Company’s 18 POD5ive containers at a secure location and provide power, maintenance and other services specified in the contract for 6 cents per kilowatt with a term of one year. Under the Hosting Agreement we paid a deposit of $0.8 million in 2021 and were required to pay an additional deposit for each container three and nine months prior to delivery at the hosting site of $44 thousand and a final deposit for each container one month prior to arrival at the hosting site of $44 thousand. The deposits paid for hosting services under the Hosting Agreement are refundable. On June 29, 2022, the Company and Uptime Hosting LLC entered into a Release and Termination Agreement in which the Hosting Agreement was terminated and Uptime Hosting LLC agreed to pay the $0.8 million. We recorded an impairment charge of $0.8 million on our prepaid hosting deposit in the fourth quarter of 2022.

On September 2, 2022, LMFA filed in Florida circuit court a legal action against Uptime Hosting LLC in an action styled US Digital Mining and Hosting Co, LLC v. Uptime Hosting, LLC (Fla. 13thCir. Ct. Sept. 2, 2022) for the return of the deposit and other damages, alleging breach of contract and violation of the Florida Deceptive and Unfair Trade Practices Act. LMFA has amended its complaint.

This is now an action for (i) breach of contract against Uptime and Bit5ive, (ii) violation of Florida’s Uniform Fraudulent Transfer Act against Uptime; (iii) violation of Florida’s Uniform Fraudulent Transfer Act against Bit5ive; (iv) violation of Florida’s Uniform Fraudulent Transfer Act against Block Consulting and Robert Collazo (v) violation of Florida Fraudulent Asset Conversion against Block Consulting Services, 6301 Southwest Ranches, LLC, Robert D Collazo, Jr. and Elyam Moral-Collazo; (vi) violation of Florida Deceptive and Unfair Trade Practices Act against all Defendants, (vii) equitable lien against Robert D Collazo, Jr., Elyam Moral-Collazo and 6301 Southwest Ranches, LLC., and (viii) equitable lien against Defendants Robert D Collazo, Jr., Elyam Moral-Collazo and 6301 Southwest Ranches, LLC. Currently the proceedings have been stayed by the court.

Note 8. Stockholders’ Equity

Reverse Stock Split

On February 23, 2024, the Board approved a one-for-six (1:6) reverse split of the Company’s issued and outstanding common stock, par value $0.001 per share, pursuant to which every six outstanding shares of common stock was converted into one share of common stock (the “Reverse Stock Split”). The Reverse Stock Split was effected by the filing of an amendment to our Certificate of Incorporation on March 7, 2024 which provided that the Reverse Stock Split became effective at 12:01 a.m. eastern time on March 12, 2024. The amendment provided that no fractional shares shall be issued and, in lieu thereof, any person who would otherwise be entitled to a fractional share of common stock as a result of the Reverse Stock Split would be entitled to receive one share of common stock. The Company’s common stock began trading on The Nasdaq Capital Market on a split-adjusted basis on March 12, 2024. The Company has retroactively adjusted all share amounts and per share data herein to give effect to the Reverse Stock Split.

Stock Options

The following is a summary of the stock option plan activity during the nine months ended September 30, 2024 and 2023:

	2024		2023
	Number of	Weighted Average	Number of	Weighted Average
	Options	Exercise Price	Options	Exercise Price

Options outstanding at beginning of the year	599,597	$9.00	186,877	$19.56

Granted	-	-	414,417	4.50
Forfeited	-	-	(1,697)	72.18
Exercised	(6,219)	4.02	-	-

Options outstanding at September 30,	593,378	$9.06	599,597	$9.01

Options exercisable at September 30,	384,850	$11.43	311,532	$11.64

Stock compensation expense recognized for the three and nine months ended September 30, 2024 and 2023 related to stock options was approximately $0.1 million and $0.3 million, respectively for 2024 and approximately $0.3 million and $1.6 million, respectively for 2023. There was $0.2 million of unrecognized compensation cost associated with unvested stock options remaining as of September 30, 2024.

The aggregate intrinsic value of the outstanding common stock options as of September 30, 2024 and December 31, 2023 was nil. The remaining weighted average life of the options as of September 30, 2024 was approximately 8.6 years.

Stock Issuance

On August 16, 2024, the Company and an institutional investor (the “Purchaser”) entered into a securities purchase agreement (the “Securities Purchase Agreement”), pursuant to which the Company agreed to issue to the Purchaser, (i) in a registered direct offering, 278,000 shares (the “Shares”) of the Company’s common stock and pre-funded warrants to purchase 590,185 shares of common stock (the “Pre-Funded Warrants”) with an exercise price of $0.0001 per share, and (ii) in a concurrent private placement, Series A warrants to purchase 868,185 shares of common stock (the “Series A Common Warrants”) and Series B warrants to purchase 868,185 shares of common stock (the “Series B Common Warrants” and together with the Series A Common Warrants, the “Common Warrants”), each with an exercise price of $2.98. Such registered direct offering and concurrent private placement are referred to herein as the “Transactions.” The combined effective offering price for each Share (or pre-funded warrant in lieu thereof) and accompanying Series

A Warrant and Series B Warrant in the Transaction was $2.98. The Series A Common Warrants will expire on the fifth anniversary of the Stockholder Approval Date and the Series B Common Warrants will expire on the second anniversary of the Stockholder Approval Date. The Pre-Funded Warrants will not expire and will be exercisable commencing on the date of issuance and at any time until all of the Pre-Funded Warrants are exercised in full. The Transactions closed on August 19, 2024. In connection with the Transactions, on August 16, 2024, the Company entered into a placement agency agreement with Maxim Group LLC (the “Placement Agent”), pursuant to which the Company engaged the Placement Agent as the exclusive placement agent for the Company. The Company agreed to pay the Placement Agent a cash fee equal to 7.5% of the aggregate gross proceeds raised in the Transactions and reimburse the Placement Agent for certain of its expenses in an aggregate amount up to $60,000.The Company received aggregate proceeds from the Transactions of approximately $2.6 million, before deducting fees to the Placement Agent of approximately $0.3 million and other estimated offering expenses payable by the Company of approximately $0.2 million.

Certain outstanding and exercisable warrants include price protection provisions requiring a reduction in the instrument's exercise price in the event that the Company subsequently issues shares at a purchase price, or warrants at an exercise price, lower than the instrument's original exercise price. As a result of the Transactions, the provision was triggered and the exercise price for 1,247,807 warrants was reduced from $30.00 to $2.88. In accordance with ASC 260, when an instrument's exercise price is reduced in accordance with a price protection provision, the issuer is required to determine the value that was transferred to the holder of the warrant as calculated by comparing the hypothetical fair value of the warrant immediately before and immediately after the exercise price reduction and record the amount as a reduction to retained earnings and increase to additional paid in capital (i.e. deemed dividend). Due to the absence of retained earnings, the Company recorded the transaction within additional paid in capital, which resulted in a nil net impact to the statements of equity. Loss attributable to common shareholders was increased by the calculated value transferred to the holder of $1.7 million in the basic and diluted EPS calculations for the three and nine months ended September 30, 2024 and nil in the basic and diluted EPS calculations for the three and nine months ended 2023. On September 25, 2024, 149,185 of the Pre-Funded Warrants were exercised for $0.0001 per share.

On August 9, 2024, the Company issued 29,674 shares of common stock pursuant to a termination agreement with a service provider which required the delivery of such shares and a cash payment of $150 thousand. The total fair value of the shares at the time of issuance was approximately $100 thousand, of which we expensed $100 thousand and nil for the three and nine months ended September 30, 2024 and 2023, respectively.

The following is a summary of the restricted share activity during the nine months ended September 30, 2024 and 2023:

	2024		2023
	Number of	Weighted Average	Number of	Weighted Average
	Restricted Shares	Award Price	Restricted Shares	Award Price

Restricted Shares outstanding at beginning of the year	86,667	$4.51	-	$-

Granted	-	-	260,000	$4.51
Vested	(86,667)	$4.51	(108,333)	$4.51
Restricted Shares outstanding at September 30,	-	$-	151,667	$4.51

Stock compensation expense for restricted stock for the three and nine months ended September 30, 2024 and 2023 was approximately nil and $76 thousand, respectively, for 2024 and $352 thousand and $917 thousand, respectively, for 2023. There was nil unrecognized compensation cost associated with unvested restricted stock remaining as of September 30, 2024.

Warrants

The following is a summary of the warrant activity during the nine months ended September 30, 2024 and 2023:

	2024		2023
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Warrants outstanding at beginning of the year	1,274,807	$30.04	1,279,574	$30.00

Issued	2,326,555	$2.22	-	-
Exercised	(149,185)	$0.0001	-	-
Forfeited	-	$-	-	-

Warrants outstanding and exercisable at September 30,	3,452,177	$2.56	1,279,574	$30.00

The aggregate intrinsic value of the outstanding common stock warrants as of September 30, 2024 and 2023 was $1.1 million and nil, respectively. The remaining weighted average life of the warrants as of September 30, 2024 was 3.0 years.

Note 9. Segment Information

The Company applies ASC 280 Segment Reporting in determining its reportable segments. The Company has two reportable segments: Specialty Finance and Mining Operations. The guidance requires that segment disclosures present the measure(s) used by the CODM to decide how to allocate resources and for purposes of assessing such segments’ performance. The Company’s CODM uses revenue, income from operations and income before taxes of our reporting segments to assess the performance of the business of our reportable operating segments.

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

	Three Months Ended September 30, 2024
	Specialty Finance	Mining Operations	All Other	Total
Revenue, net	$97,557	$1,127,455	$30,461	$1,255,473
Depreciation and amortization	731	2,347,437	1,466	2,349,634
Operating loss	(222,025)	(2,062,381)	(2,129,916)	(4,414,322)
Unrealized loss on investment and equity securities	-	-	(346,866)	(346,866)
Unrealized loss on marketable securities	-	-	(3,296)	(3,296)
Impairment loss on prepaid mining machine deposits	-	(12,941)	-	(12,941)
Interest income	-	-	98,343	98,343
Interest expense	-	16,715	(140,750)	(124,035)
Loss before income taxes	(222,025)	(2,058,607)	(2,522,485)	(4,803,117)
Fixed asset additions	-	-	1,826	1,826

	Nine Months Ended September 30, 2024
	Specialty Finance	Mining Operations	All Other	Total
Revenue, net	$395,988	$8,618,436	$-	$9,014,424
Depreciation and amortization	3,403	7,107,294	4,707	7,115,404
Operating loss	(761,356)	(3,095,570)	(4,780,331)	(8,637,257)
Unrealized loss on investment and equity securities	-	-	(852,624)	(852,624)
Unrealized gain on marketable securities	-	-	984	984
Gain on fair value of purchased Bitcoin, net	-	-	57,926	57,926
Impairment loss on prepaid mining machine deposits	-	(12,941)	-	(12,941)
Other income - coupon sales	-	4,490	-	4,490
Interest income	-	-	124,696	124,696
Interest expense	-	(72,511)	(159,243)	(231,754)
Loss before income taxes	(761,356)	(3,176,532)	(5,608,592)	(9,546,480)
Fixed asset additions	-	1,226,602	1,826	1,228,428

	Three Months Ended September 30, 2023
	Specialty Finance	Mining Operations	All Other	Total
Revenue, net	$136,035	$3,283,473	$-	$3,419,508
Depreciation and amortization	1,473	1,457,272	58,128	1,516,873
Operating loss	(270,842)	(1,291,909)	(1,607,668)	(3,170,419)
Unrealized loss on investment and equity securities	-	-	(778,078)	(778,078)
Realized gain on securities	-	-	1,788	1,788
Unrealized loss on marketable securities	-	-	2,058	2,058
Impairment loss on Symbiont assets	-	-	(750,678)	(750,678)
Credit loss on Seastar Medical Holding Corporation notes receivable	-	-	(22,344)	(22,344)
Other income - coupon sales	-	10,160	-	10,160
Interest income	-	-	39,657	39,657
Loss before income taxes	(270,842)	(1,281,749)	(3,115,265)	(4,667,856)
Fixed asset additions	1,711	165,054	1,929	168,694

	Nine Months Ended September 30, 2023
	Specialty Finance	Mining Operations	All Other	Total
Revenue, net	$586,030	8,342,646	$-	$8,928,676
Depreciation and amortization	3,998	3,423,383	60,485	3,487,866
Operating loss	(679,033)	(2,178,203)	(5,438,943)	(8,296,179)
Unrealized loss on investment and equity securities	-	-	(10,317,613)	(10,317,613)
Unrealized gain on marketable securities	-	-	6,436	6,436
Realized gain on securities	-	-	1,788	1,788
Impairment loss on prepaid machine deposits	-	(36,691)	-	(36,691)
Credit loss on Seastar Medical Holding Corporation notes receivable		-	(22,344)	(22,344)
Symbiont credit reserve reversal	-	-	1,052,543	1,052,543
Impairment loss on Symbiont assets	-	-	(750,678)	(750,678)
Realized gain on sale of purchased digital assets	-	-	1,917	1,917
Other income - coupon sales	-	639,472	-	639,472
Other income - financing revenue	-	-	37,660	37,660
Interest income	-	-	210,881	210,881
Loss before income taxes	(679,033)	(1,575,422)	(15,218,353)	(17,472,808)
Fixed asset additions	2,939	1,901,099	9,265	1,913,303

Note 10. Related Party Transactions

Legal services for the Company associated with the collection of delinquent assessments from property owners was performed by a law firm (Business Law Group, or “BLG”) which was owned solely by Bruce M. Rodgers, the chairman and CEO of the Company, until and through the date of its initial public offering in 2015. Following the initial public offering, Mr. Rodgers transferred his interest in BLG to other attorneys at the firm through a redemption of his interest in the firm. The law firm has historically performed collection work primarily on a deferred billing basis wherein the law firm receives payment for services rendered upon collection from the property owners or at amounts ultimately subject to negotiations with the Company.

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

Under the agreement, the Company paid BLG a fixed monthly fee of $53 thousand per month for services rendered during the three and nine months ended September 30, 2023. The Company pays BLG a minimum per unit fee of $700 in any case where there is a collection event and BLG received no payment from the property owner, including any unit where the Company has taken title to the unit or where the Association has terminated its contract with either BLG or the Company. On March 28, 2024, BLGAL and the Company reduced the monthly compensation payable to the law firm from $53 thousand to $43 thousand effective January 1, 2024.

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

Amounts paid to BLGAL for the three and nine months ended September 30, 2024 and 2023 were approximately $129 thousand and $387 thousand, respectively, for 2024 and approximately $159 thousand and $477 thousand, respectively, for 2023.

Under the Services Agreement in effect during the three and nine months ended September 30, 2024 and 2023, the Company pays all costs (lien filing fees, process and serve costs) incurred in connection with the collection of amounts due from property owners. Any recovery of these collection costs is accounted for as a reduction in expense incurred. The Company incurred expenses related to collection costs for the three and nine months ended September 30, 2024 and 2023 in the amounts of approximately $23 thousand and $63 thousand, respectively for 2024 and approximately $17 thousand and $47 thousand, respectively for 2023. Recoveries during the three and nine months ended September 30, 2024 and 2023 were approximately $8 thousand and $27 thousand, respectively for 2024 and approximately $8 thousand and $29 thousand, respectively for 2023.

The Company also shares office space, personnel and related common expenses with BLGAL. All shared expenses, including rent, are charged to BLGAL based on an estimate of actual usage. Any expenses of BLGAL paid by the Company that have not been reimbursed or settled against other amounts are reflected as due from related parties in the accompanying consolidated balance sheet. BLGAL was charged for office sub-lease for three and nine months ended September 30, 2024 and 2023 for a total of approximately $7 thousand and $22 thousand, respectively for 2024 and approximately $15 thousand and $45 thousand, respectively for 2023.

Amounts payable to BLGAL as of September 30, 2024 and December 31, 2023 were approximately $64 thousand and $24 thousand, respectively.

Note 11. Subsequent Events

On October 25, 2024, the Company issued 124,000 shares when an investor exercised pre-funded warrants with an exercise price of $0.0001 per share. On November 13, 2024 the Company issued 317,000 shares when an investor exercised pre-funded warrants with an exercise price of $0.0001 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements and Notes for the three and nine months ended September 30, 2024, and with the Annual Report on Form 10-K for the year ended December 31, 2023.

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

We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties, and assumptions about us that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Important factors which could materially affect our results and our future performance include, without limitation:

•
our ability to retain the listing of our securities on the Nasdaq Capital Market,
•
the early stage of our cryptocurrency mining business and our lack of operating history in such business,
•
volatility surrounding the value of Bitcoin and other cryptocurrencies,
•
the uncertainty surrounding the cryptocurrency mining business in general,
•
bankruptcy or financial problems of our hosting vendors in our mining business,
•
reliance to date on a single model of Bitcoin miner,
•
the ability to scale our mining business,
•
our ability to obtain funds to purchase receivables,
•
our ability to purchase defaulted consumer receivables at appropriate prices,
•
competition to acquire such receivables,
•
our dependence upon third party law firms to service our accounts,
•
our ability to manage growth or declines in the business,
•
changes in government regulations that affect our ability to collect sufficient amounts on our defaulted consumer Association receivables,
•
the impact of class action suits and other litigation on our business or operations,
•
our ability to keep our software systems updated to operate our business,
•
our ability to employ and retain qualified employees,
•
our ability to establish and maintain internal accounting controls,
•
changes in the credit or capital markets,
•
changes in interest rates,
•
deterioration in general economic conditions,
•
negative press regarding the debt collection industry which may have a negative impact on a debtor’s willingness to pay the debt we acquire, and
•
other factors set forth under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and Item 1A of this Quarterly Report on Form 10-Q.

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

As of each of September 30, 2024 and 2023, the Company owned approximately 5,900 machines, which translated into our operating mining units being capable of producing over 639 petahash and 615 petahash per second (“EH/s”) of computing power as of September 30, 2024 and 2023. There were approximately 3,700 and 5,900 miners online as of September 30, 2024 and 2023, respectively. We have an additional 2,200 miners in a third-party warehouse for redeployment. We expect to continue increasing our computing power through 2025 and beyond as we expand the number of active mining machines.

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

As required under the Core Hosting Agreement, the Company paid a $2.2 million deposit as of December 31, 2023. Under the terms of the amended Hosting Agreement, the deposit related to the 4,000 miners that were removed was applied to our invoices. As of September 30, 2024 and December 31, 2023, the Company had nil and $2.1 million of the prepaid deposit remaining with Core, respectively. In December 2022, Core filed for Chapter 11 bankruptcy in the U.S. Bankruptcy Court for the Southern District of Texas. Core's bankruptcy filing has not negatively impacted our mining ability at their sites as of the date of this filing.

On May 5, 2023, the Company entered into a hosting agreement (the “GIGA Hosting Agreement”) with GIGA pursuant to which GIGA agreed to host 1,080 of the Company's Bitcoin Miner S19J Pro machines at a secure location and provide power, maintenance and other services specified in the contract with a term of one year. On April 12, 2024, the Company amended the contract to allow for an extension of the contract with a 60 day termination notice. As required under the GIGA Hosting Agreement, the Company paid $173 thousand as a pre-payment in May 2023 and paid a refundable deposit of $173 thousand in August 2023. As of September 30, 2024 and December 31, 2023, respectively, the Company had nil and $117 thousand of prepaid deposits remaining with GIGA, respectively. All of the machines hosted by Giga were moved to a third-party warehouse in July 2024 and are awaiting a new hosting site.

On May 6, 2024, the Company entered into a hosting agreement (the “Arthur Hosting Agreement”) with Tech Infrastructure pursuant to which Tech Infrastructure agreed to host approximately 3,000 of the Company's Bitcoin Miner S19J Pro machines at a secure location and provide power, maintenance and other services specified in the contract with a term of nine months. On July 17, 2024, the Company amended the contract to allow for an extension of the contract of one month. This contract’s energy rate is approximately $0.04 per Kilowatt.

Results of Operations

Summarized Consolidated Statements of Operations
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Revenue	$1,255,473	$3,419,508	$9,014,424	$8,928,676
Operating costs and expenses	5,669,795	6,589,927	17,651,681	17,224,855
Operating loss	(4,414,322)	(3,170,419)	(8,637,257)	(8,296,179)
Other loss	(388,795)	(1,497,437)	(909,223)	(9,176,629)
Loss before income taxes	(4,803,117)	(4,667,856)	(9,546,480)	(17,472,808)
Income tax expense	-	-	-	-
Net loss	(4,803,117)	(4,667,856)	(9,546,480)	(17,472,808)
Less: loss attributable to non-controlling interest	105,043	250,880	265,296	3,120,321
Net loss attributable to LM Funding America Inc.	$(4,698,074)	$(4,416,976)	$(9,281,184)	$(14,352,487)
Less: deemed dividends	(1,704,305)	-	(1,704,305)	-
Net loss attributable to common shareholders	$(6,402,379)	$(4,416,976)	$(10,985,489)	$(14,352,487)

Range of intraday Bitcoin prices
Quarterly Reporting Periods Ended	Minimum Price	Maximum Price
December 31, 2022	$15,486	$21,474
March 31, 2023	$16,489	$29,178
June 30, 2023	$24,750	$31,422
September 30, 2023	$24,915	$31,838
December 31, 2023	$26,544	$44,800
March 31, 2024	$38,512	$73,798
June 30, 2024	$56,500	$72,777
September 30, 2024	$49,050	$70,000

Effective January 1, 2024, we adopted ASC 350-60 which required Bitcoin to be measured at fair value. See Note 1 - Summary of Significant Accounting Policies for more details on impact of implementation to the financial statements. As a result, the carrying value of each Bitcoin we held at the end of September 30, 2024 and each subsequent reporting period reflects the price of one Bitcoin quoted on the active exchange at the end of the reporting period. Therefore, negative swings in the market price of Bitcoin could have a material impact on our earnings and on the carrying value of our Bitcoin.

The following reflects the financial summary of Bitcoin holdings:

Bitcoin
	September 30, 2024	December 31, 2023	September 30, 2023
Number of Bitcoin held	142.3	95.1	90.1
Carrying basis - per Bitcoin	$58,409	$35,816	$24,932
Fair value - per Bitcoin	$63,301	$42,273	$26,974
Carrying basis of Bitcoin	$8,310,473	$3,406,096	$2,246,340
Fair value of Bitcoin	$8,972,153	$4,020,202	$2,430,330

As of September 30, 2024 and December 31, 2023 approximately 79 Bitcoin (with an approximate fair value of $5.0 million) and nil Bitcoin were held in a custody account as collateral for the $5.0 million Liebel loan and were classified within "Digital assets - long-term" on the consolidated balance sheets.

The following is a summary of the average cost of revenues for mining each Bitcoin during the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
Cost of Revenues - Analysis of costs to mine one Bitcoin (per Bitcoin amounts are actual)	2024	2023	2024	2023

Bitcoin Mined	18.5	117.1	149.0	315.4
Digital mining revenues	$1,127,455	$3,283,473	$8,618,436	$8,342,646
Average revenue of each Bitcoin mined (1)	$60,870	$28,040	$57,858	$26,451
Hosting fee expense	$730,716	$2,708,473	$5,742,773	$6,737,971
Miner depreciation	2,347,437	1,457,272	7,107,294	3,423,383
Direct costs to mine including non-cash depreciation	$3,078,153	$4,165,745	$12,850,067	$10,161,354
Direct costs to mine one Bitcoin - hosting fees only	$39,450	$23,130	$38,553	$21,363
Direct costs to mine one Bitcoin - including miner depreciation expense	$166,186	$35,574	$86,267	$32,217
Cost of mining one Bitcoin as % of average Bitcoin mining revenue - hosting fees only	64.81%	82.49%	66.63%	80.76%
Cost of mining one Bitcoin as % of average Bitcoin mining revenue - including miner depreciation expense	273.02%	126.87%	149.10%	121.80%

(1) Average revenue of each Bitcoin mined is calculated by dividing the sum of Bitcoin mining revenue by the total number of Bitcoin mined during the respective periods. See the table "Range of intraday Bitcoin prices" for information on the range of intraday Bitcoin prices for quarterly periods.

The Company's Bitcoin unit activity during the nine months ended September 30, 2024 and 2023 was as follows:

	September 30, 2024	September 30, 2023
Beginning of Year	95.1	54.9
Production of Bitcoin	149.0	315.4
Purchase of Bitcoin	-	2.0
Sale of Bitcoin	(101.5)	(282.0)
Fees	(0.3)	(0.2)
End of Period	142.3	90.1

The Three Months Ended September 30, 2024 compared with the Three Months Ended September 30, 2023

Revenues

During the three months ended September 30, 2024, total revenues decreased by $2.2 million, to $1.3 million from $3.4 million for the three months ended September 30, 2023.

Digital mining revenue decreased in the three months ended September 30, 2024 by $2.2 million to $1.1 million from $3.3 million for the three months ended September 30, 2023.

Bitcoin mining revenues are determined by two main drivers: quantity of Bitcoin mined and the price of Bitcoin on the date the Bitcoin is mined. During the three months ended September 30, 2024, we mined 18.4 Bitcoin with an average Bitcoin price of approximately $61 thousand as compared to 117.1 Bitcoin with an average Bitcoin price of approximately $28 thousand during the three months ended September 30, 2023. The decrease in Bitcoin mining revenue for the three months ended September 30, 2024 was attributable to the reduction in the number of Bitcoins mined during the period due to the temporary idling of mining machines that were in transit as well as the increased difficulty rate, which reduced our share of the global hashrate, offset in part by the increase in Bitcoin prices.

Operating Expenses

During the three months ended September 30, 2024, operating expenses decreased $0.9 million to $5.7 million from $6.6 million for the three months ended September 30, 2023. The increase in operating expenses is primarily due to the following factors:

Digital mining cost of revenues

Bitcoin mining costs decreased by $2.0 million to $0.7 million for the three months ended September 30, 2024 from $2.7 million for the three months ended September 30, 2023 due to the temporary idling of mining machines that were in transit and lower hosting costs per machine.

Staff costs and payroll

Compensation costs for three months ended September 30, 2024 increased by $0.2 million to $1.6 million from $1.3 million for the three months ended September 30, 2023 primarily due to the award of executive bonuses based on 2023 results offset in part by the reduction of stock based compensation associated with employee stock options.

Depreciation and amortization

Depreciation and amortization increased by $0.8 million to $2.3 million from $1.5 million for the three months ended September 30, 2024 primarily due to the change in useful life of mining machines from 5 years to 4 years.

Impairment loss on mined digital assets

Impairment loss on mined digital assets was nil and $0.4 million for the three months ended September 30, 2024 and 2023, respectively with no impairment recognized in 2024 due to the implementation of ASC 350-60 effective January 1, 2024.

Realized gain on sale of mined digital assets

Realized gain on sale of mined digital assets for the three months ended September 30, 2024 and 2023 was nil and $0.3 million, respectively.

Prior to adoption of ASC Topic 350-60 - Intangibles - Goodwill and Other - Crypto Assets, Bitcoin was classified as indefinite-lived intangible assets and were measured at cost less impairment. Additionally, in the previous guidance, subsequent increases in Bitcoin prices are not allowed to be recorded unrealized gains unless the Bitcoin is sold, at which point the gain is recognized. Accordingly, (gains) losses recognized on fair value of Bitcoin in fiscal year 2024 are not comparable to fiscal year 2023.

The Company sold 37 Bitcoins during the three months ended September 30, 2024 and 107 Bitcoins during the three months ended September 30, 2023.

Other Income (Expense)

The Company recognized an unrealized loss on securities of $0.4 million for the three months ended September 30, 2024 as compared to an unrealized loss of $0.8 million for the three months ended September 30, 2023 from the revaluation of Seastar's common stock and private placement warrants.

The Company recognized $98 thousand of interest income for the three months ended September 30, 2024 as compared to $40 thousand of interest income for the three months ended September 30, 2023 due to the payoff of a note payable by Seastar Medical in January 2024 while issuing a new loan of $2.8 million to a different entity in 2024.

The Company recognized $124 thousand of interest expense for the three months ended September 30, 2024 as compared to nil for the three months ended September 30, 2023 due to an increase in secured borrowings in 2024.

Income Tax Expense

During the three months ended September 30, 2024, the Company generated a $4.8 million net loss before income taxes and the Company increased its income tax valuation allowance by $1.2 million, which offset the Company’s incurred net income tax benefit of $1.2 million which resulted in no income tax expense being recognized for the three months ended September 30, 2024. During the three months ended September 30, 2023, the Company generated a $4.7 million net loss before income taxes and the Company increased its income tax valuation allowance by $1.4 million, which offset the Company’s incurred net income tax expense of $1.4 million, resulting in no income tax expense being recognized during the period.

Net Loss

During the three months ended September 30, 2024, net loss was $4.8 million as compared to net loss of $4.7 million for the three months ended September 30, 2023.

Net Loss Attributable to Non-Controlling Interest

The Company owns 69.5% of Sponsor. As such, there is a $0.1 million net loss for the three months ended September 30, 2024 attributable to the Non-Controlling Interest as compared to a $0.3 million net loss for the three months ended September 30, 2023.

Net Loss Attributable to LM Funding America, Inc.

During the three months ended September 30, 2024, net loss attributable to LM Funding America, Inc. was $4.7 million as compared to net loss of $4.4 million for the three months ended September 30, 2023.

Net Loss Attributable to Common Shareholders

During three months ended September 30, 2024, net loss attributable to common shareholders was increased by $1.7 million compared to net loss attributable to LM Funding America, Inc. due to deemed dividends related to warrant repricing. During the three months ended September 30, 2024, net loss attributable to common shareholders was $6.4 million as compared to $4.4 million for the three months ended September 30, 2023.

The Nine Months Ended September 30, 2024 compared with the Nine Months Ended September 30, 2023

Revenues

During the nine months ended September 30, 2024, total revenues increased by $0.1 million, to $9.0 million from $8.9 million for the nine months ended September 30, 2023.

Digital mining revenue increased in the nine months ended September 30, 2024 by $0.3 million to $8.6 million from $8.3 million for the nine months ended September 30, 2023.

Bitcoin mining revenues are determined by two main drivers: quantity of Bitcoin mined and the price of Bitcoin on the date the Bitcoin is mined. During the nine months ended September 30, 2024, we mined 148.9 Bitcoin with an average Bitcoin price of approximately $58 thousand as compared to 315.4 Bitcoin with an average Bitcoin price of approximately $26 thousand during the nine months ended September 30, 2023. The increase in Bitcoin mining revenue for the nine months ended September 30, 2024 was attributable to the increase in Bitcoin prices offset in part by the temporary idling of mining machines that were in transit as well as the increased difficulty rate, which reduced our share of the global hashrate.

Specialty finance revenue decreased in the nine months ended September 30, 2024 by $190 thousand to $396 thousand from $586 thousand for the nine months ended September 30, 2023.

Operating Expenses

During the nine months ended September 30, 2024, operating expenses increased $0.5 million to $17.7 million from $17.2 million for the nine months ended September 30, 2023. The increase in operating expenses is primarily due to the following factors:

Digital mining cost of revenues

Bitcoin mining costs decreased by $1.0 million to $5.8 million for the nine months ended September 30, 2024 from $6.7 million for the nine months ended September 30, 2023 due to the temporary idling of mining machines that were in transit and lower hosting costs per machine.

Staff costs and payroll

Compensation costs for nine months ended September 30, 2024 decreased by $1.1 million to $3.6 million from $4.7 million for the nine months ended September 30, 2023 primarily due to the reduction of stock based compensation associated with employee stock options offset in part by the award of executive bonuses based on 2023 results.

Depreciation and amortization

Depreciation and amortization increased by $3.6 million to $7.1 million for the nine months ended September 30, 2024 from $3.5 million for the nine months ended September 30, 2023 primarily due to the increased number of Bitcoin mining machines placed into service earning Bitcoins as well as the change in useful life of mining machines from 5 years to 4 years.

Professional fees

Professional fees increased by $0.4 million to $1.6 million for the nine months ended September 30, 2024 from $1.2 million for the nine months ended September 30, 2023 primarily due to $0.3 million of contract termination costs paid to a service provider.

Loss (gain) on fair value of Bitcoin, net

The gain on fair value of Bitcoin, net for the nine months ended September 30, 2024 and 2023 was $3.1 million and nil, respectively. As discussed in Note 2 above, the Company adopted the amendments per ASC 350-60 as of January 1, 2024, accordingly, we measured crypto assets at fair value in accordance with ASC Topic 820 - Fair Value Measurement and included the gains and losses from remeasurement in net income. The gain pertains to the change in Bitcoin's fair value from January 1, 2024, through September 30, 2024. The fair value of Bitcoin was approximately $63 thousand per Bitcoin at September 30, 2024 and $42 thousand per Bitcoin at December 31, 2023.

Impairment loss on mining equipment

The Company incurred a $1.2 million impairment and nil loss on mining equipment for the nine months ended September 30, 2024 and 2023, respectively, related to machines disposed of in April 2024.

Impairment loss on mined digital assets

Impairment loss on mined digital assets was nil and $0.8 million for the nine months ended September 30, 2024 and 2023, respectively with no impairment recognized in 2024 due to the implementation of ASC 350-60 effective January 1, 2024.

Realized gain on sale of mined digital assets

Realized gain on sale of mined digital assets for the nine months ended September 30, 2024 and 2023 was nil and $1.3 million respectively.

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

The Company sold 101.5 Bitcoins during the nine months ended September 30, 2024 and 282.0 Bitcoins during the nine months ended September 30, 2023.

Other Income (Expense)

The Company recognized an unrealized loss on securities of $0.9 million for the nine months ended September 30, 2024 as compared to an unrealized loss of $10.3 million for the nine months ended September 30, 2023 from the revaluation of Seastar's common stock and private placement warrants.

The Company recognized $4 thousand on the sale of Bitmain coupons received from the purchase of Bitcoin mining equipment for the nine months ended September 30, 2024 compared to $0.6 million for the nine months ended September 30, 2023.

The Company recognized a reversal of a valuation allowance of nil and $1.0 million for the nine months ended September 30, 2024 and 2023, respectively, from the revaluation of the Symbiont note receivable and subsequent acquisition of the Symbiont assets. The Company also recognized an impairment loss of nil and $0.8 million for the nine months ended September 30, 2024 and 2023, respectively, related to impairment of Symbiont Assets.

The Company recognized $125 thousand of interest income for the nine months ended September 30, 2024 as compared to $211 thousand of interest income for the nine months ended September 30, 2023 due to the payoff of a note payable by Seastar Medical in January 2024 while issuing a new loan of $2.8 million to a different entity in 2024.

The Company recognized $232 thousand of interest expense for the nine months ended September 30, 2024 as compared to nil for the nine months ended September 30, 2023 due to an increase in secured borrowings.

Income Tax Expense

During the nine months ended September 30, 2024, the Company generated a $9.5 million net loss before income taxes and the Company increased its income tax valuation allowance by $2.4 million, which offset the Company’s incurred net income tax benefit of $2.4 million which resulted in no income tax expense being recognized during this period. This net activity resulted in no recognized income tax expense for the nine months ended September 30, 2024. During the nine months ended September 30, 2023, the Company generated a $17.5 million net loss before income taxes and the Company increased its income tax valuation allowance by $2.1 million, which offset the Company’s incurred net income tax expense of $2.1 million, resulting in no income tax expense being recognized during the period.

Net Loss

During the nine months ended September 30, 2024, net loss was $9.5 million as compared to net loss of $17.5 million for the nine months ended September 30, 2023.

Net Loss Attributable to Non-Controlling Interest

The Company owns 69.5% of Sponsor. As such, there is a $0.3 million net loss for the nine months ended September 30, 2024 attributable to the Non-Controlling Interest as compared to a $3.1 million net loss for the nine months ended September 30, 2023.

Net Loss Attributable to LM Funding America, Inc.

During the nine months ended September 30, 2024, net loss attributable to LM Funding America, Inc. was $9.3 million as compared to net loss of $14.4 million for the nine months ended September 30, 2023.

Net Loss Attributable to Common Shareholders

During nine months ended September 30, 2024, net loss attributable to common shareholders was increased by $1.7 million compared to net loss attributable to LM Funding America, Inc. due to deemed dividends related to warrant repricing. During the nine months ended September 30, 2024, net loss attributable to common shareholders was $11.0 million as compared to $14.4 million for the nine months ended September 30, 2023.

Liquidity and Capital Resources

General

Our primary sources of liquidity are our cash and cash equivalents, Bitcoin generated from our digital mining operations, proceeds from borrowings and cash from our note receivables. At September 30, 2024, we had cash, cash equivalents and Bitcoin, excluding $5.0 million Bitcoin held as collateral, of $9.9 million compared to cash, cash equivalents and Bitcoin of $5.8 million at December 31, 2023. As of September 30, 2024 and December 31, 2023, $5.0 million and nil of Bitcoin was pledged as collateral against outstanding borrowings. As of September 30, 2024, we had working capital of $8.2 million reflecting an increase of $0.8 million since December 31, 2023. We have access to equity financing through equity and debt financing. Cash management continues to be a top priority. We expect to incur negative operating cash flows as we work to increase our digital mining revenue and maintain operational efficiencies.

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

As of September 30, 2024 and December 31, 2023, our liquidity was comprised of:

	September 30, 2024	December 31, 2023
Cash and cash equivalents	$5,913,215	$2,401,831
Bitcoin - current portion	3,983,800	3,416,256
Marketable securities	18,844	17,860
End of Period	$9,915,859	$5,835,947

The Company's cash flow summary for the nine months ended September 30, 2024 and 2023 are as follows:

	Nine Months Ended September 30,
	2024	2023
Cash Flows used in Operating Activities	$(8,690,014)	$(2,609,712)
Cash Flows provided by (used in) Investing Activities	4,230,632	(640,170)
Cash Flows provided by (used in) Financing Activities	7,970,766	(519,117)
Net increase (decrease) in Cash	3,511,384	(3,768,999)
Cash - Beginning of Year	2,401,831	4,238,006
Cash - End of Period	$5,913,215	$469,007

Contractual Obligations

The Company has digital mining hosting contracts that expire between December 2024 and April 2025. These contracts currently require total monthly payments of approximately $200 thousand to $400 thousand monthly.

Cash from Operations

Net cash used in operations was $8.7 million during the nine months ended September 30, 2024 compared with net cash used in operations of $2.6 million during the nine months ended September 30, 2023. This change in cash used in operating activities was primarily driven by the classification of $6.8 million in Bitcoin proceeds from mining (i.e. Bitcoin) as investing activities during the nine months ended September 30, 2024 due to the adoption of ASU 350-60 as compared to the classification of mining revenues as operating activities for the nine months ended September 30, 2023. The mining of Bitcoin is considered a non cash item for operating purposes which totaled $8.6 million and $8.4 million for the nine months ended September 30, 2024 and 2023, respectively.

Cash from Investing Activities

For the nine months ended September 30, 2024 net cash provided by investing activities was $4.2 million as compared to net cash used in investing activities of $0.6 million for the nine months ended September 30, 2023. For the nine months ended September 30, 2024, the Company received net payments of approximately $1.4 million from SeaStar Medical related to the payment of outstanding notes receivable, and received proceeds of $6.8 million from the sale of digital assets while investing $1.2 million for capital expenditures including Bitcoin mining equipment which was offset in part by a $2.9 million investment in the Tech Infrastructure JV I LLC note receivable. For the nine months ended September 30, 2023 the Company received $1.8 million from SeaStar Medical related to the payment of outstanding notes receivable while investing $1.9 million for Bitcoin mining equipment and investing $0.4 million for the Symbiont Asset acquisition.

Cash from Financing Activities

Net cash provided by financing activities was $8.0 million for the nine months ended September 30, 2024 compared to $0.5 million used in financing activities for the nine months ended September 30, 2023. During the nine months ended September 30, 2024 and 2023, the Company received $2.3 million and nil of proceeds from equity offerings, respectively, and $6.4 million and nil of proceeds from borrowings, respectively.

Equity Financing Transactions

The Company had a cash infusion of $2.3 million and nil from equity financing transactions during the nine months ended September 30, 2024 and 2023, respectively, as described below.

On August 16, 2024, the Company and an institutional investor (the “Purchaser”) entered into a securities purchase agreement (the “Securities Purchase Agreement”), pursuant to which the Company agreed to issue to the Purchaser, (i) in a registered direct offering, 278,000 shares (the “Shares”) of the Company’s common stock and pre-funded warrants to purchase 590,185 shares of common stock (the “Pre-Funded Warrants”) with an exercise price of $0.0001 per share, and (ii) in a concurrent private placement, Series A warrants to purchase 868,185 shares of common stock (the “Series A Common Warrants”) and Series B warrants to purchase 868,185 shares of common stock (the “Series B Common Warrants” and together with the Series A Common Warrants, the “Common Warrants”), each with an exercise price of $2.98. Such registered direct offering and concurrent private placement are referred to herein as the

“Transactions.” The combined effective offering price for each Share (or pre-funded warrant in lieu thereof) and accompanying Series A Warrant and Series B Warrant in the Transaction was $2.98. The Series A Common Warrants will expire on the fifth anniversary of the Stockholder Approval Date and the Series B Common Warrants will expire on the second anniversary of the Stockholder Approval Date. The Pre-Funded Warrants will not expire and will be exercisable commencing on the date of issuance and at any time until all of the Pre-Funded Warrants are exercised in full. The Transactions closed on August 19, 2024. In connection with the Transactions, on August 16, 2024, the Company entered into a placement agency agreement with Maxim Group LLC (the “Placement Agent”), pursuant to which the Company engaged the Placement Agent as the exclusive placement agent for the Company. The Company agreed to pay the Placement Agent a cash fee equal to 7.5% of the aggregate gross proceeds raised in the Transactions and reimburse the Placement Agent for certain of its expenses in an aggregate amount up to $60,000. The Company received aggregate gross proceeds from the Transactions of approximately $2.6 million, before deducting fees to the Placement Agent of approximately $0.3 million and other estimated offering expenses payable by the Company of approximately $0.2 million.

Certain outstanding and exercisable warrants include price protection provisions requiring a reduction in the instrument's exercise price in the event that the Company subsequently issues shares at a purchase price, or warrants at an exercise price, lower than the instrument's original exercise price. As a result of the Transactions, the provision was triggered and the exercise price of 1,247,807 warrants was reduced from $30.00 to $2.88. In accordance with ASC 260, when an instrument's exercise price is reduced in accordance with a price protection provision, the issuer is required to determine the value that was transferred to the holder of the warrant as calculated by comparing the hypothetical fair value of the warrant immediately before and immediately after the exercise price reduction and record the amount as a reduction to retained earnings and increase to additional paid in capital (i.e. deemed dividend). Due to the absence of retained earnings, the Company recorded the transaction within additional paid in capital, which resulted in a nil net impact to the statements of equity. Loss attributable to common shareholders was increased by the calculated value transferred to the holder of $1.7 million in the basic and diluted EPS calculations for the three and nine months ended September 30, 2024 and nil in the basic and diluted EPS calculations for the three and nine months ended September 30, 2023. On September 25, 2024, 149,185 of the Pre-Funded Warrants were exercised for $0.0001 per share.

On August 9, 2024, the Company issued 29,674 shares of common stock pursuant to a termination agreement with a service provider which required the delivery of such shares and a cash payment of $150 thousand. The total fair value of the shares at the time of issuance was approximately $100 thousand, of which we expensed $100 thousand and nil for the three and nine months ended September 30, 2024 and 2023, respectively.

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

On August 6, 2024, the Company entered into a $5.0 million senior secured term loan agreement ("Senior Note") with SE & AJ Liebel Limited Partnership ("Liebel"). The Senior Note is secured by Bitcoin with a fair market value equal to no less than $5.0 million which is held as collateral in a specified custody account. The Company has also granted Liebel a first perfected security interest in substantially all the assets of the Company. Further, in connection with the Senior Note, the Company entered into an Intercreditor Agreement, dated August 6, 2024 (the “Intercreditor Agreement”), with Brown Family, pursuant to which the First Lien Obligations and the Second Lien Obligations (as each are defined in the Intercreditor Agreement) are subject to customary intercreditor arrangements. The loan bears interest at a rate of 12.0% per annum and will mature on August 6, 2026 (the “Maturity Date”). The Company will make monthly interest payments in the amount of $50,000 each month until the Maturity Date, and on such date the entire principal balance, together with accrued and unpaid interest, shall become payable.

Debt of the Company consisted of the following at September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Financing agreement with Imperial PFS that is unsecured. Down payment of $14,040 was required upfront. Two installment payments of $14,830 and eight installment payments of $717 are to be made over the loan term. The note matures on July 1, 2025. Annualized interest is 10.4%.	20,564	-

Financing agreement with Imperial PFS that is unsecured. Down payment of $3,438 was required upfront and equal installment payments of $3,658 to be made over a 11 month period. The note matured on July 1, 2024. Annualized interest is 12.05%.	-	21,945

Financing agreement with Imperial PFS that is unsecured. Down payment of $36,544 was required upfront and equal installment payments of $41,879 to be made over an 10 month period. The note matured on August 1, 2024. Annualized interest is 9.6%.	-	335,022

Financing agreement with Imperial PFS that is unsecured. Down payment of $30,000 was required upfront and equal installment payments of $35,103 to be made over a 6 month period. The note matured on June 1, 2024. Annualized interest is 12.05%.	-	210,619

Secured loan with Brown Family Enterprises LLC. The note matures on May 14, 2025. Interest is 10% per annum.	1,500,000	-

Loan with SE & SJ Liebel Limited Partnership. $5.0 million of Bitcoin has been pledged as collateral. The note matures on August 6, 2026. Interest is 12% per annum.	5,000,000	-

Debt discount	(155,916)
	$6,364,648	$567,586

The following table presents maturities of debt on an undiscounted basis as of September 30, 2024:

Maturity	Amount
2024	$16,263
2025	$1,504,301
2026	$5,000,000
$6,520,564

Non-GAAP Financial Measures

Our reported results are presented in accordance with U.S. generally accepted accounting principles (“GAAP”). We also disclose Earnings before Interest, Tax, Depreciation and Amortization ("EBITDA") and Core Earnings before Interest, Tax, Depreciation and Amortization ("Core EBITDA") which adjusts for unrealized loss on investment and equity securities, impairment loss on mined digital assets, impairment of long-lived assets, impairment of prepaid hosting deposits, contract termination costs and stock compensation expense and option expense, all of which are non-GAAP financial measures. We believe these non-GAAP financial measures are useful to investors because they are widely accepted industry measures used by analysts and investors to compare the operating performance of Bitcoin miners.

The following tables reconcile net loss, which we believe is the most comparable GAAP measure, to EBITDA and Core EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Net loss	$(4,803,117)	$(4,667,856)	$(9,546,480)	$(17,472,808)
Interest expense	124,035	-	231,754	-
Depreciation and amortization	2,349,634	1,516,873	7,115,404	3,487,866
Income (loss) before interest, taxes & depreciation	$(2,329,448)	$(3,150,983)	$(2,199,322)	$(13,984,942)
Unrealized loss on investment and equity securities	346,866	778,078	852,624	10,317,613
Gain on adjustment of note receivable allowance	-	-	-	(1,052,543)
Impairment loss on mined digital assets	-	383,497	-	822,650
Impairment loss on prepaid hosting deposits	-	-	-	36,691
Costs associated with At-the-Market Equity program	-	-	119,050	-
Contract termination costs	250,001	-	250,001	-
Impairment loss on Symbiont assets	-	750,678	-	750,678
Impairment loss on mining equipment	-	-	1,188,058	-
Stock compensation and option expense	110,806	621,827	408,737	2,528,852
Core income (loss) before interest, taxes & depreciation	$(1,621,775)	$(616,903)	$619,148	$(581,001)

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

Recent Accounting Pronouncements

Please refer to Note 1 in our unaudited consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of September 30, 2024.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2024.

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities.

None.

(b) Use of Proceeds.

None.

(c) Repurchase of Securities.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

a) None.

b) None.

c) During the three months ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in the Securities and Exchange Commission’s rules).

Item 6. Exhibits

The following documents are filed as a part of this report or are incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION
3.1	Certificate of Incorporation of LM Funding America, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Form 10-Q filed on August 13, 2024)
3.2	Restated By-Laws of LM Funding America, Inc. (incorporated by reference to Exhibit 3.2 to the Form 10-Q filed on November 17, 2022)
4.1	Form of Series A Common Warrant (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on August 19, 2024)
4.2	Form of Series B Common Warrant (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on August 19, 2024)
4.3	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.3 to the Form 8-K filed on August 19, 2024)
4.4	Promissory Note, dated August 6, 2024 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on August 12, 2024)
10.1

Form of Securities Purchase Agreement, dated August 16, 2024, by and between LM Funding America, Inc. and Purchaser (as defined therein) (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on August 19, 2024)

10.2

Loan Agreement, dated as of August 6, 2024, by and among the Company, LM Funding, LLC, US Digital Mining and Hosting Co., LLC, and SE & AJ Liebel Limited Partnership (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on August 12, 2024)

10.3	Security Agreement, dated as of August 6, 2024, by the Company in favor of SE & AJ Liebel Limited Partnership (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on August 12, 2024)
10.4	Pledge Agreement, dated as of August 6, 2024, by and between the Company and SE & AJ Liebel Limited Partnership (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on August 12, 2024)
10.5	Commercial Guaranty, dated August 6, 2024, by LM Funding, LLC (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on August 12, 2024)
10.6	Commercial Guaranty, dated August 6, 2024, by US Digital Mining and Hosting Co., LLC (incorporated by reference to Exhibit 10.5 to the Form 8-K filed on August 12, 2024)
10.7	Security Agreement, dated as of August 6, 2024, by LM Funding, LLC in favor of SE & AJ Liebel Limited Partnership (incorporated by reference to Exhibit 10.6 to the Form 8-K filed on August 12, 2024)
10.8

Security Agreement, dated as of August 6, 2024, by US Digital Mining and Hosting Co., LLC in favor of SE & AJ Liebel Limited Partnership (incorporated by reference to Exhibit 10.7 to the Form 8-K filed on August 12, 2024)

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

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

LM FUNDING AMERICA, INC.

Date: November 13, 2024	By:	/s/ Bruce M. Rodgers
Bruce M. Rodgers
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: November 13, 2024	By:	/s/ Richard Russell
Richard Russell
Chief Financial Officer
(Principal Accounting Officer)