Form 10-K
period 2024-12-31
LM FUNDING AMERICA, INC.
filed 2025-03-31
CIK 1640384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of voting and nonvoting common equity held by non-affiliates of the Registrant, as of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $10,096,500 based on the closing sales price as reported on the NASDAQ Capital Market as of such date.

The number of shares of the Registrant’s common stock outstanding as of March 24, 2025 was 5,133,412.

Documents Incorporated By Reference

Information required by Part III is incorporated by reference from registrant’s Proxy Statement for its 2025 annual meeting of stockholders or an amendment to this Annual Report on Form 10-K, which will be filed with the Securities and Exchange Commission within 120 days after the end of its fiscal year ended December 31, 2024.

PART I

Item 1. Business.

LM Funding America, Inc. (“we”, “our”, “LMFA”, or the “Company”) currently has two lines of business: our Bitcoin mining business and our specialty finance business.

Our Bitcoin mining operation deploys our computing power to mine Bitcoin on the Bitcoin network. We conduct this business through a wholly owned subsidiary, US Digital Mining and Hosting Co, LLC, a Florida limited liability company (“US Digital”), which we formed in 2021 to develop and operate our Bitcoin mining business.

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

We obtain Bitcoin as a result of our mining operations, and we sell Bitcoin from time to time to support our operations and strategic growth. We do not currently plan to engage in regular trading of Bitcoin (other than as necessary to convert our Bitcoin into U.S. dollars) or to engage in hedging activities related to our holding of Bitcoin; however, our decision to hold or sell Bitcoin at any given time may be impacted by the Bitcoin market, which has been historically characterized by significant volatility. Currently, we do not use a formula or specific methodology to determine whether or when we will sell Bitcoin that we hold, or the number of Bitcoins we will sell. Rather, decisions to hold or sell Bitcoins are currently determined by management by monitoring the market in real time.

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

Bitcoin “Halving” Events

Bitcoin halving is a phenomenon that has historically occurred approximately every four years on the Bitcoin network. Halving is a key part of the Bitcoin protocol and serves to control the overall supply and reduce the risk of inflation in digital assets using a Proof-of-Work consensus algorithm. At a predetermined block, the mining reward is cut in half, hence the term “halving.” For example, the reward for adding a single block to the blockchain was initially set at 50 Bitcoin currency rewards. The Bitcoin blockchain has undergone halving four times since its inception as follows: (1) on November 28, 2012 at block height 210,000; (2) on July 9, 2016 at block height 420,000; (3) on May 11, 2020 at block height 630,000 (4) on April 20, 2024 at block height 840,000 when the reward was reduced to its current level of 3.125 per block. The next halving for the Bitcoin blockchain is anticipated to occur around April 2028 at block height 1,050,000. This process will recur until the total amount of Bitcoin currency rewards issued reaches 21.0 million, and the theoretical supply of new Bitcoin is exhausted, which is expected to occur around 2140. Many factors influence the price of Bitcoin, and potential increase or decrease in prices in advance of or following the future halving is unknown.

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

Equipment Purchases

From 2021 through 2024, we have purchased an aggregate of 6,270 Antminer Bitcoin mining machines of varying configurations, as follows:

Type of Miner	Year Delivered	Avg TH/Power	Number of Miners
S19J Pro	2022	100/2950	2,773
S19J Pro	2023	100/2950	2,691
S19 XP	2023	140/3010	497
S21	2024	200/3500	309

We have written off approximately 430 machines as of December 31, 2024.

As of December 31, 2024, we own approximately 5,840 machines with total hashing capacity of approximately 0.634 EH/s.

Mining Site

As of December 31, 2024, we owned a 15 MW hosting site located in Oklahoma (“Oklahoma site”) with 3,006 installed S19J Pro Antminer machines which have a total projected hashrate of 301 PH. As of March 15, 2025, we have 4,320 installed S19 J Pro Antminer machines at the Oklahoma site which have a total projected hashrate of 432 PH. We have another 719 mining machines in storage at the Oklahoma site. During fiscal year 2024, we moved 5,039 mining machines from our three hosting companies to the Oklahoma site of which approximately 2,033 were stored in containers at Oklahoma site and not plugged into power as of December 31, 2024.

Hosting Contracts

The Company used three companies to host its miners in 2024: Core Scientific Inc. (“Core”), Giga Energy Inc (“GIGA”) and Tech Infrastructure JV I LLC (“Tech Infrastructure”).

On September 5, 2022, the Company, through its wholly-owned subsidiary US Digital, entered into a hosting agreement (the “Core Hosting Agreement”) with Core pursuant to which Core, under various additional orders, agreed to host approximately 3,000 of the Company's Bitcoin miner machines at a secure location and provide power, maintenance and other services specified in the contract with a term of one year, with automatic renewals unless either party notifies the other party in writing not less than ninety (90) calendar days before such renewal of its desire for the order not to renew unless terminated sooner pursuant to the terms of the Core Hosting Agreement. The Company entered into a number of amendments in 2023 and 2024 that resulted in Core hosting a total of approximately 4,870 miners as of March 31, 2024. Pursuant to the terms of the amended Core Hosting Agreement, the terms of the hosting arrangement expired with respect to approximately 4,000 miners on May 31, 2024 while the terms of the hosting arrangement continued with respect to approximately 800 miners through December 31, 2024. We moved approximately 4,070 machines to our Oklahoma hosting site upon the expiration of the Core Hosting Agreement. As of March 15, 2025, we currently have approximately 800 machines on a month-to-month hosting agreement with Core that is expected to end April 30, 2025. We anticipate placing the 800 miners at a new hosting location or in a new acquired mining site.

On May 5, 2023, the Company entered into a hosting agreement (the “GIGA Hosting Agreement”) with GIGA pursuant to which GIGA agreed to host 1,080 of the Company's Bitcoin Miner S19J Pro machines at a secure location and provide power, maintenance and other services specified in the contract with a term of one year. On April 12, 2024, the Company amended the contract to allow for an extension of the contract with a sixty (60) day termination notice. As required under the GIGA Hosting Agreement, the Company paid $173 thousand as a pre-payment in May 2023 and paid a refundable deposit of $173 thousand in August 2023. The GIGA Hosting Agreement was terminated with GIGA as of June 30, 2024. As of December 31, 2024 and December 31, 2023, respectively, the Company had nil and $117 thousand of prepaid deposits remaining with GIGA, respectively. The Company moved the 1,075 machines previously installed at the GIGA site to our Oklahoma site as of December 31, 2024.

On May 6, 2024, the Company entered into a hosting agreement (the “Arthur Hosting Agreement”) with Tech Infrastructure pursuant to which Tech Infrastructure agreed to host approximately 3,000 of the Company's Bitcoin Miner S19J Pro machines at a secure location and provide power, maintenance and other services specified in the contract with a term of nine months. On July 17, 2024, the Company amended the contract to allow for an extension of the contract of one month. This contract was cancelled on December 6, 2024 due to the acquisition of the Oklahoma site by the Company.

Specialty Finance Business

In our specialty finance business, we purchase an Association’s right to receive a portion of the Association’s collected proceeds from owners that are not paying their Association assessments. After taking assignment of an Association’s right to receive a portion of the Association’s proceeds from the collection of delinquent assessments, we engage law firms to perform collection work on a deferred billing basis wherein the law firms receive payment upon collection from the account debtors or a predetermined contracted amount if payment from account debtors is less than legal fees and costs owed. Under this business model, we typically fund an amount equal to or less than the statutory minimum an Association could recover on a delinquent account for each Account, which we refer to as the “Super Lien Amount”. Upon collection of an Account, the law firm working on the Account, on behalf of the Association, generally distributes to us the funded amount, interest, and administrative late fees, with the law firm retaining legal fees and costs collected, and the Association retaining the balance of the collection. In connection with this line of business, we have developed proprietary software for servicing Accounts, which we believe enables law firms to service Accounts efficiently and profitably.

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

Recent Developments

August 2024 Registered Direct Offering

On August 16, 2024, a single institutional investor (“Investor”) purchased 278,000 shares of common stock and 590,185 pre-funded warrants in a registered direct offering, along with Series A warrants to purchase up to an aggregate of 868,185 shares of common stock and Series B warrants to purchase up to an aggregate of 868,185 shares of common stock in a concurrent private placement. The combined effective offering price for each share of common stock (or pre-funded warrant in lieu thereof) and accompanying Series A and B warrants was $2.98. The Series A and B Warrants will have an exercise price of $2.98, be exercisable beginning on the effective date of stockholder approval and, in the case of Series A warrants, will expire on the five-year anniversary of November 8, 2024, and in the case of Series B warrants, will expire on the two-year anniversary of November 8, 2024.

The gross proceeds to the Company from the registered direct offering and concurrent private placement were approximately $2.6 million.

On December 8, 2024, the above-mentioned Investor agreed to exercise 1,736,370 outstanding common stock warrants (the “Existing Warrants”) to purchase an aggregate of 1,736,370 shares of common stock for cash at the exercise price of $2.98 per share. The

Existing Warrants were previously issued in the August 2024 concurrent private placement. In consideration for the immediate exercise of the Existing Warrants, the exercising holder received new unregistered common stock warrants (the “New Warrants”) to purchase an aggregate of 3,472,740 shares of common stock. The New Warrants have an exercise price of $2.95 per share and were immediately exercisable for a period of five years from the issuance date. The gross proceeds of the exercise of the Existing Warrants to the Company, before deducting estimated expenses and fees, was approximately $5.2 million.

Asset Purchase with Tech Infrastructure JV I LLC

On November 14, 2024, the Company and our wholly owned subsidiary US Digital entered into an asset purchase agreement with Tech Infrastructure for the purchase of substantially all of the business assets (the “Tech Infrastructure Acquisition”) of Tech Infrastructure (the “Tech Infrastructure Assets”). The sale of the Tech Infrastructure Assets closed on December 6, 2024. The purchase price for the Tech Infrastructure Assets was $7.3 million, payable as follows: (i) approximately $1.1 million was paid by us to Tech Infrastructure in cash at the closing; (ii) approximately $3.7 million was credited against outstanding loans made by us and our affiliates to Tech Infrastructure; and (iii) approximately $2.5 million is currently being held in escrow in order to ensure that Tech Infrastructure vacates the site, including by removing all of the miners that Tech Infrastructure hosts for its other clients.

In connection with the acquisition, we took assignment of a ground lease and use agreement (the “Ground Lease”), which, as amended, provides for rent of $135,000 per year, subject to certain adjustments, and, among other things, provides us with an option to purchase the land underlying the lease for a purchase price set forth therein. The Ground Lease is for a term that will expire in June 2029.

Fiscal Year 2024 Financing Arrangements

Brown Family Enterprises LLC

On May 13, 2024, we entered into a $1.5 million secured loan (“Brown Secured Note”) with Brown Family Enterprises LLC (“Brown Family”) which accrues interest at a rate equal to ten percent (10%) per annum, simple interest, payable on a monthly basis until paid in full. The Brown Secured Note matures on May 14, 2025. We granted to Brown Family a secured interest in substantially all of our assets and interests. On March 27, 2025, we entered into a first amendment to secured promissory note with Brown Family to increase the interest rate to eleven percent (11%) interest per annum, simple interest, payable on the maturity date. In addition, we agreed with Brown Family to extend the maturity date of the Brown Secured Note until March 31, 2026.

SE & AJ Liebel Limited Partnership

On August 6, 2024, we entered into a $5.0 million senior secured term loan agreement (“Senior Note”) with SE & AJ Liebel Limited Partnership (“SE&AJ”). The Senior Note is secured by Bitcoin with a fair market value equal to no less than $5.0 million which is held as collateral in a specified custody account. We also granted SE&AJ a first perfected security interest in substantially all of our assets. The Senior Note bears interest at a rate of 12.0% per annum and will mature on August 6, 2026. In connection with the Senior Note, we entered into an intercreditor agreement with Brown Family, the holder of certain second lien obligations, whereby we and Brown agreed to certain customary intercreditor arrangements with SE&AJ.

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

In December 2024, in connection with the closing of the Tech Infrastructure Acquisition, we acquired a mining site in Oklahoma whose infrastructure is backed by 15 MW through which we have an operational hashrate of 301 PH as of December 31, 2024. As of March 15, 2025 we have 4,320 installed S19 J Pro Antminer machines at this location which have a total projected hashrate of 432 PH.

We are a customer of Core in Kentucky in which we have an operational hashrate of 130 PH as of December 31, 2024. We anticipate exiting that site in April 2025. We anticipate placing the 800 miners at a new hosting location or in a new acquired mining site.

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

In addition to the approximate 5,800 machines owned as of the date of this filing, we also expect to receive an additional 270 S21+ miners in the first quarter of 2025 with respect to which we have prepaid 50% or approximately $0.6 million (comprised of $0.4 million in cash and $0.2 million in coupons) as of December 31, 2024. The remaining 50% or approximately $0.6 million was paid in February 2025 (comprised of $0.4 million in cash and $0.2 million in coupons). The Company expects to enter into additional agreements to purchase more miners in the coming years. The majority of miners we operate and expect to operate once received are the latest generation of miners manufactured by Bitmain, including the S19J-Pro and S19 XP.

Materials and Suppliers

We engage in the operation of high efficiency Bitcoin mining machines. These specialized computers, often called mining rigs, have few manufacturers. All of the machines we purchased this year were manufactured by Bitmain, one of the preeminent manufacturers of Bitcoin mining rigs. It is headquartered in China and manufactures throughout Asia.

Historically, we have been able to manage our supply chains effectively, but global supply chains continue to be constrained, and from time-to-time experience substantial increases in shipping costs and logistical delays as we make efforts to ensure timely delivery of equipment. There can be no certainty that we will not be affected in the future, and we believe that there is a significant risk that equipment supply chains will continue to be affected in 2025.

While some macro-economic indicators available as of the date of this filing suggest that inflation may be slowing, inflationary pressures impact virtually all aspects of our materials and suppliers, including power prices, and are likely to impact our fiscal year 2025.

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

Government Regulation

Bitcoin Mining

Cryptocurrency mining is largely an unregulated activity at both the state and federal level. We anticipate that cryptocurrency mining will be a focus for increased regulation in the near- and long-term, and we cannot predict how future regulations may affect our business or operations. State regulation of Bitcoin mining is important with respect to where we conduct our mining operations. The majority of our mining facilities are located in Kentucky and Oklahoma, which we believe currently has some of the most favorable regulatory environments for cryptocurrency miners.

Given the recent reelection of President Trump, we anticipate there may be more Bitcoin-friendly regulations proposed and implemented by the new Trump administration.

As the regulatory and legal environment evolves, we may become subject to new laws, such as further regulation by the SEC, CFTC, and other agencies, which may affect our mining and other activities. For additional discussion regarding our belief about the potential risks existing and future regulation pose to our business, see Part I, Item 1A. “Risk Factors”

Protection of Bitcoin Assets

Our share of Bitcoins mined from our pool is initially received by us in wallets we control. We sell portions of the Bitcoin we mine and utilize hot wallets to hold this Bitcoin immediately prior to selling for working capital purposes. We hold any remainder of our Bitcoin in a combination of hot storage, hot storage custody accounts and cold storage. Bitcoin held is reconciled monthly and associated with unique blockchain addresses, with their activity recorded on the blockchain. We do carry insurance coverage on some of our Bitcoin holdings.

Bitcoins we mine or hold for our own account may be subject to loss, theft or restriction on access. Hackers or malicious actors may launch attacks to steal, compromise or secure Bitcoins, such as by attacking the Bitcoin network source code, exchange miners, third-party platforms, cold and hot storage locations or software, or by other means. We may be in control and possession of substantial holdings of Bitcoin, and as we increase in size, we may become a more appealing target of hackers, malware, cyberattacks or other security threats.

Cybersecurity

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

See Part I, Item 1C. “Cybersecurity” of this Annual Report on Form 10-K for additional information.

Insurance

We have property insurance coverage for our Bitcoin miners and infrastructure assets under an insurance program for a total of $5,699,000 in limits. This insurance coverage covers all the Company’s Bitcoin miners with a deductible of $50,000 or 5%, whichever is greater, with a $150,000 minimum and pertains to fire, water damage, water intrusion, named storms, wind, or hail. We do not maintain business interruption coverage, which is currently not being provided by underwriters to any Bitcoin mining companies. The policy also excludes coverage of our Bitcoin holdings and cybersecurity coverage. We engage our insurance broker annually to solicit underwriters to provide proposals to renew our current coverage or update our policies to meet our needs, prior to the policies’ expiration each year.

Human Capital

We believe that our future success depends, in no small part, on our ability to continue to attract, hire, and retain qualified personnel. As of March 21, 2025, we had 9 employees, all of which were full time and all located in the United States. We believe that we have adequate personnel and resources with the specialized skills required to carry out our operations successfully. Employees participate in equity incentive plans and receive what we believe is generous compensation in the form of salary and benefits. We continually seek to hire and retain talented professionals, although the competition for such personnel in our segments is significant. None of our employees are represented by a labor union, and we have never experienced a work stoppage. We believe we have a strong and engaging relationship with our employees.

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

Corporate Information

We were formed as a Delaware corporation on April 20, 2015.

LMFA is the sole member of several entities including LM Funding, LLC, which was organized in January 2008, US Digital Mining and Hosting Co., LLC (“US Digital”), which was formed on September 10, 2021 (“US Digital”); LMFA Financing LLC, formed on November 23, 2020, and LMFAO Sponsor LLC, created on October 29, 2020 (LMFA is a majority member of LMFAO Sponsor LLC). US Digital has created various 100% owned subsidiaries to engage in business in various states in connection with its Bitcoin mining business.

LMFAO Sponsor LLC created a majority owned subsidiary LMF Acquisition Opportunities Inc. on October 29, 2020 which was organized as a special purpose acquisition company that completed an initial public offering in January 2021, whereupon the Company ceased to be majority owned by LMFA. LMF Acquisition Opportunities Inc. was subsequently merged with Seastar Medical Holding Corporation on October 28, 2022.

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

Risks Relating to our Business — General Risks

•
Our quarterly operating results may fluctuate and cause our stock price to decline.
•
Any future acquisitions that we make may prove unsuccessful or strain or divert our resources
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

Risks Relating to Our Cryptocurrency Mining Business

•
Our limited operating history in the Bitcoin mining business and history of operating losses and negative cashflow makes evaluating our business difficult.
•
Operating results may fluctuate due to the highly volatile nature of Bitcoin markets.
•
The uncertain impact of geopolitical and economic events on the demand for Bitcoin may adversely affect our business.
•
We have exposure to pricing risk and volatility associated with the value of Bitcoin because we do not currently hedge our investment in Bitcoin.
•
The sale of our Bitcoins to pay for expenses at a time of low Bitcoin prices could adversely affect an investment in us.
•
The development and acceptance of cryptographic and algorithmic protocols governing the issuance of and transactions in digital assets is subject to a variety of factors that are difficult to evaluate.
•
We will be exposed to risks and potential unexpected costs related to disruptions or other failures in the supply chain for Bitcoin hardware and difficulties in obtaining new hardware.
•
Mining machines rely on components and raw materials that may be subject to price fluctuations or shortages.
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
•
We face the risk of the possibility that a cryptocurrency other than Bitcoin could become more desirable to the digital asset user base.
•
We will likely need to raise additional capital to fund our Bitcoin mining business.
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
•
Adoption of a different method of validating transactions in Bitcoin could materially impair our Bitcoin mining business.

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
•
If we fail to qualify for certain state government tax incentives or to comply with local tax regulations, we may suffer financial losses.
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
•
We are subject to intense competition seeking to provide a collection solution to Association s for delinquent Accounts.
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
•
Association do not make any guarantee with respect to the validity, enforceability or collectability of the Accounts acquired by us.
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
•
We qualify as a smaller reporting company and are subject to scaled disclosure requirements.
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

•
the price of Bitcoin and the amount of hashrate generated by our Bitcoin mining activity;

•
the timing and amount of collections on our Account portfolio;
•
our inability to identify and acquire additional Accounts;
•
a decline in the value of our Account portfolio recoveries;
•
increases in operating expenses associated with the growth of our operations; and
•
general, economic and real estate market conditions.

Any future acquisitions that we make may prove unsuccessful or strain or divert our resources.

We may seek to grow through acquisitions of related businesses. Such acquisitions present risks that could materially adversely affect our business and financial performance, including:

•
the diversion of our management’s attention from our everyday business activities;
•
the assimilation of the operations and personnel of the acquired business;
•
the contingent and latent risks associated with the past operations of, and other unanticipated problems arising in, the acquired business; and
•
the need to expand our management, administration and operational systems to accommodate such acquired business.

If we make such acquisitions we cannot predict whether:

•
we will be able to successfully integrate the operations of any new businesses into our business;
•
we will realize any anticipated benefits of completed acquisitions; or
•
there will be substantial unanticipated costs associated with such acquisitions.

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

We currently have three executive officers — our Chief Executive Officer and President, Bruce Rodgers, our Chief Financial Officer, Richard Russell, and the President of US Digital Mining and Hosting Co LLC, Ryan Duran  — who are responsible for our management functions and are responsible for strategic development, financing and other critical functions. Some of the members of our management team and our Board of Directors do not have prior experience in the Bitcoin mining industry. This lack of experience may impair our management teams’ and directors’ ability to evaluate and make well-informed decisions involving our current operations and any future projects we may undertake in the industries in which we operate. Such impairment and lack of experience could adversely affect our business, financial condition and future operations.

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

Risks Relating to Our Bitcoin Mining Business

Our limited operating history in the Bitcoin mining business makes evaluating our business and future prospects difficult and increases the risk of an investment in our securities.

We have limited operating history in the Bitcoin mining business upon which an investor may evaluate our business, prospects, financial condition and operating results. It is difficult to predict our future revenues and appropriately budget for our expenses, and we have limited insight into trends that may emerge and affect our Bitcoin mining business. Furthermore, we plan to focus our business on Bitcoin mining, a new and developing field, which could further exacerbate the risks. In the event that actual results differ from our plans and expectations, our business, prospects, financial condition and operating results could be adversely affected.

Our operating results may fluctuate due to the highly volatile nature of Bitcoin.

The revenue from our Bitcoin mining business is dependent on Bitcoin and the broader blockchain and Bitcoin mining ecosystem. Due to the highly volatile nature of the Bitcoin markets and the prices of Bitcoin assets, our operating results may fluctuate significantly from quarter to quarter in accordance with market sentiments and movements in the broader cryptocurrency ecosystem. Our operating results may fluctuate as a result of a variety of factors, many of which are unpredictable and in certain instances are outside of our control, including:

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

The development and acceptance of cryptographic and algorithmic protocols governing the issuance of and transactions in digital assets is subject to a variety of factors that are difficult to evaluate.

The use of digital assets to, among other things, buy and sell goods and services and complete transactions, is part of a new and rapidly evolving industry that employs Bitcoin assets based upon a computer-generated mathematical and/or cryptographic protocol.

Large-scale acceptance of digital assets as a means of payment has not, and may never, occur. The growth of this industry in general, and the use of Bitcoin, in particular, is subject to a high degree of uncertainty, and the slowing or stopping of the development or acceptance of developing protocols may occur unpredictably. The factors include, but are not limited to:

•
continued worldwide growth in the adoption and use of digital assets as a medium to exchange;
•
changes in consumer demographics and public tastes and preferences;
•
the maintenance and development of the open-source software protocol of the network;
•
the increased consolidation of contributors to the Bitcoin blockchain through mining pools;
•
the availability and popularity of other forms or methods of buying and selling goods and services;
•
the use of the networks supporting digital assets for developing smart contracts and distributed applications;
•
general economic conditions and the regulatory environment relating to digital assets; and
•
negative consumer sentiment and perception of Bitcoin specifically and digital assets generally.

The outcome of these factors could have negative effects on our ability to continue as a going concern or to pursue our business strategy at all, which could have a material adverse effect on our business, prospects or operations as well as potentially negative effect on the value of any Bitcoin or other digital assets we mine or otherwise acquire or hold for our own account, which would harm investors in our securities.

We will be exposed to risks related to disruptions or other failures in the supply chain for Bitcoin hardware and difficulties in obtaining new hardware.

Manufacture, assembly and delivery of certain components and products for mining operations could be complex and long processes, in the course of which various problems could arise, including disruptions or delays in the supply chain, product quality control issues, as well other external factors, over which we have no control.

Our mining operations can only be successful and ultimately profitable if the costs associated with Bitcoin mining, including hardware costs, are lower than the price of Bitcoin itself. In the course of the normal operation of our Bitcoin mining facilities, our miners and other critical equipment and materials related to data center construction and maintenance, such as containers, switch gears, transformers and cables, will experience ordinary wear and tear and may also face more significant malfunctions caused by a number of extraneous factors beyond our control. Declines in the condition of our miners and other hardware will require us, over time, to repair or replace those miners. Additionally, as the technology evolves, we may be required to acquire newer models of miners to remain competitive in the market. Any upgrading process may require substantial capital investment, and we may face challenges in doing so on a timely and cost-effective basis.

Our mining business will be subject to limitations inherent within the supply chain of certain of our components, including competitive, governmental, and legal limitations, and other events. For example, we expect that we will significantly rely on foreign imports to obtain certain equipment and materials. Any global trade disruption, introductions of tariffs, trade barriers and bilateral trade frictions, together with any potential downturns in the global economy resulting therefrom, could adversely affect our necessary supply chains. Our third-party manufacturers, suppliers and subcontractors may also experience disruptions by worker absenteeism, quarantines, restrictions on employees’ ability to work, office and factory closures, disruptions to ports and other shipping infrastructure, border closures, or other travel or health-related restrictions. Depending on the magnitude of such effects on our supply chain, shipments of parts for our miners, or any new miners that we order, may be delayed.

There are a small number of major suppliers of Bitcoin minors globally, and Bitcoin mining manufacturing is located primarily in China, including Bitmain, the primary supplier of our Bitcoin miners. If we, or our customers, were unable to source Miners from those suppliers (for example due to overwhelming global demand for Bitcoin miners, or due to geopolitical tensions, or war) at a commercial price, or at all, this would have a materially adverse impact on our business, financial condition, results of operations and prospects. Even if the suppliers have agreed to supply us with miners, they may fail to supply the Bitcoin miners due to their inability to manufacture sufficient Bitcoin miners due to a shortage of components or resources such as semiconductors, a default, insolvency, a change in control, or change of laws (including export/import restrictions, quotas or tariffs).

Trade policies such as export/import restrictions, quotas or tariffs may reduce the ability of our suppliers to supply us with Bitcoin miners or create a shortage or lack of components necessary for their manufacture or repair. China’s government in particular exerts a high level of influence and control over its economy and businesses (private and state owned). There have been various examples of government policies, decisions, laws and intervention into particular industries. Changes in any of these policies, laws and regulations, or the interpretations thereof, as they relate to the mining hardware suppliers, could have a negative impact on our business prospects, financial condition, and operating results.

Mining machines rely on components and raw materials that may be subject to price fluctuations or shortages, including ASIC chips that have been subject to a significant shortage.

In order to build and sustain our self-mining operations we will depend on third parties to provide us with ASIC chips and other critical components for our mining equipment, which may be subject to price fluctuations or shortages. For example, the ASIC chip is the key component of a mining machine as it determines the efficiency of the device. The production of ASIC chips typically requires highly sophisticated silicon wafers, which currently only a small number of fabrication facilities, or wafer foundries, in the world are capable of producing. We believe that the previous microchip shortage that the entire industry experienced lead to price fluctuations and disruption in the supply of key miner components. Specifically, the ASIC chips have recently been subject to a significant price increases and shortages.

There is also a risk that a manufacturer or seller of ASIC chips or other necessary mining equipment may adjust the prices according cryptocurrency prices or otherwise, so the cost of new machines could become unpredictable and extremely high. As a result, at times, we may be forced to obtain mining machines and other hardware at premium prices, to the extent they are even available. Such events could have a material adverse effect on our business, prospects, financial condition, and operating results.

If we are unable to successfully maintain our power and hosting arrangements or secure the sites for our data centers, on acceptable terms or at all, or if we must otherwise relocate to replacement sites, our operations may be disrupted, and our business results may suffer.

As part of the build out of our cryptocurrency mining operations, we have engaged several companies to host our machines at various cryptocurrency mining facilities (or sites). Actually securing these sites on terms acceptable to our management team may not occur within our timing expectations or at all. Although we have entered into agreements with Core to provide hosting services, our inability to secure sites for our Bitcoin miners could adversely impact the anticipated timing of our buildout phase and therefore the time by which we are able to expand our operations.

Because our miners are designed specifically to mine Bitcoin and may not be readily adaptable to mining other cryptocurrencies, a sustained decline in Bitcoin’s value could adversely affect our business and results of operations.

We have invested substantial capital in acquiring miners using ASIC chips designed specifically to mine Bitcoin and other cryptocurrencies using the SHA-256 algorithm as efficiently and as rapidly as possible on our assumption that we will be able to use them to mine Bitcoin and generate revenue from our operations. Therefore, our mining operations focus exclusively on mining Bitcoin, and our mining revenue is based on the value of Bitcoin we mine. Accordingly, if the value of Bitcoin declines and fails to recover, for example, because of the development and acceptance of competing blockchain platforms or technologies, including competing cryptocurrencies which our miners may not be able to mine, the revenue we generate from our mining operations will likewise decline. Moreover, because our miners use these highly specialized ASIC chips, we may not be able to successfully repurpose them in a timely manner, if at all, if we decide to switch to mining a different cryptocurrency (or to another purpose altogether) following a sustained decline in Bitcoin’s value or if Bitcoin is replaced by another cryptocurrency not using the SHA-256 algorithm. There is also a risk that a manufacturer or seller of ASIC chips or other necessary mining equipment may adjust the prices according cryptocurrency prices or otherwise, so the cost of new machines could become unpredictable and extremely high. This would result in a material adverse effect on our business and could potentially impact our ability to continue as a going concern.

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

Halving is a process designed to control the overall supply and reduce the risk of inflation in cryptocurrencies using a Proof-of-Work consensus algorithm. In an event referred to as Bitcoin “halving,” the Bitcoin reward for mining any block is cut in half. For example, the mining reward for Bitcoin declined from 12.5 to 6.25 Bitcoin on May 11, 2020. The mining reward for Bitcoin declined again in April 2024 from 6.25 Bitcoin to 3.125 Bitcoin. This process is scheduled to occur once every 210,000 blocks, or roughly four years, until the total amount of Bitcoin rewards issued reaches 21 million, which is expected to occur around 2140. Once 21 million Bitcoin are generated, the network will stop producing more. Currently, there are more than 19 million Bitcoin in circulation. While Bitcoin prices have had a history of price fluctuations around halving events, there is no guarantee that the price change will be favorable or would compensate for the reduction in mining reward. If a corresponding and proportionate increase in the price of Bitcoin does not follow these anticipated halving events, the revenue from our mining operations would decrease, and we may not have an adequate incentive to continue mining and may cease mining operations altogether, which may adversely affect an investment in us.

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

The treatment of Bitcoins held by custodians (such as Gemini) that file for bankruptcy protection is uncharted territory in U.S. Bankruptcy law. We cannot say with certainty whether Bitcoin held in custody by a bankrupt custodian would be treated as property of a bankruptcy estate and, accordingly, whether the owner of that Bitcoin would be treated as a general unsecured creditor.

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

We will likely need to raise additional capital to fund our Bitcoin mining business and purchase related equipment, and such capital may not be available on terms acceptable to us, or at all.

We have entered into agreements under which we have agreed to purchase a substantial number of Bitcoin mining machines, and we will have escalating operating expenses associating with growing our planned Bitcoin mining business. Accordingly, we will likely require additional capital to fund our additional equipment purchases and to respond to technological advancements, competitive dynamics or technologies, customer demands, business opportunities, challenges, or unforeseen circumstances. Accordingly, we will likely need to engage in equity or debt financings or enter into credit facilities for the above-mentioned or other reasons. We may not be able to timely secure additional debt or equity financing on favorable terms, or at all. If we raise additional funds through equity financing, our existing stockholders could experience significant dilution.

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

Furthermore, there may be significant competition for suitable Bitcoin mining sites, and government regulators, including local permitting officials, may potentially restrict our ability to set up Bitcoin mining operations in certain locations. They can also restrict the ability of electricity suppliers to provide electricity to mining operations in times of electricity shortage, or may otherwise potentially restrict or prohibit the provision of electricity to mining operations. In addition, if Bitcoin mining becomes more widespread, government scrutiny related to restrictions on Bitcoin mining facilities and their energy consumption may significantly increase. The considerable consumption of electricity by mining operators may also have a negative environmental impact, including contribution to climate change, which could set the public opinion against allowing the use of electricity for Bitcoin mining activities or create a negative consumer sentiment and perception of Bitcoin, specifically, or Bitcoin, generally. This, in turn, could lead to governmental measures restricting or prohibiting Bitcoin mining or the use of electricity for Bitcoin mining activities. Any such development in the jurisdictions where we plan to operate could increase our compliance burdens and have a material adverse effect on our business, prospects, financial condition, and operating results. Government regulators in other countries may also ban or substantially limit their local Bitcoin mining activities, which could have a material effect on our supply chains for mining equipment or services and the price of Bitcoin. It could also increase our domestic competition as some of those Bitcoin miners or new entrants in this market may consider moving their Bitcoin mining operations or establishing new operations in the United States.

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

As of December 31, 2024, our mining operations in the states of Oklahoma and Kentucky are, and any future mining sites we may establish will be, subject to a variety of risks relating to physical condition and operation, including:

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

Adoption of a different method of validating transactions in Bitcoin could materially impair the business of mining firms, and could even make them obsolete.

Transactions in Bitcoin are currently validated by a system called “proof of work,” where powerful computers run software that races to solve complex problems, verifying transactions in the process. The system is widely known as “mining” because the computers earn payments in cryptocurrency as rewards for the verification service. The system has been criticized by many because it requires substantial amounts of electricity to validate transactions. Recently, another type of digital currency, Ethereum, implemented a different system of validation called “proof of stake,” which is expected to require 99% less energy consumption. In the event Bitcoin adopts a similar system, it could make Bitcoin mining substantially less profitable and could even render the business obsolete.

Where there is no assurance that Bitcoin will not adopt a “proof of stake” system. Even if Bitcoin decided to adopt such a system, we do not believe that the adoption would occur during in the near term, given the number of years it took Ethereum to create and implement its alternative system.

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

Our Bitcoin mining operations require a substantial amount of power and can only be successful, and ultimately profitable, if the costs we incur, including for electricity, are lower than the revenue we generate from our operations. As a result, any mine we establish can only be successful if we can obtain sufficient electrical power for that mine on a cost-effective basis, and our establishment of new mines requires us to find locations where that is the case. For instance, our plans and strategic initiatives for the Oklahoma site, the location where we conduct the majority of our Bitcoin mining operations, are based, in part, on our understanding of current environmental and energy regulations, policies, and initiatives enacted by federal and Oklahoma regulators. If new regulations are imposed, or if existing regulations are modified, the assumptions we made underlying our plans and strategic initiatives may be inaccurate, and we may incur additional costs to adapt our planned business, if we are able to adapt at all, to such regulations.

In addition, there continues to be a lack of consistent climate legislation, which creates economic and regulatory uncertainty for our business because the Bitcoin mining industry, with its energy demand, may become a target for future environmental and energy regulation. New legislation and increased regulation regarding climate change could impose significant costs on us and our suppliers, including costs related to increased energy requirements, capital equipment, environmental monitoring and reporting, and other costs to comply with such regulations. Further, any future climate change regulations could also negatively impact our ability to compete with companies situated in areas not subject to such limitations.

Given the political significance and uncertainty around the impact of climate change and how it should be addressed, and energy disclosure and use regulations, we cannot predict how legislation and regulation will affect our financial condition and results of operations in the future in the United States and the State of Oklahoma. Further, even without such regulation, increased awareness and any adverse publicity in the global marketplace about potential impacts on climate change or energy use by us or other companies in our industry could harm our reputation.

Finally, with the change in presidential administration in 2025, there is substantial uncertainty as to how, if at all, the new administration will seek to modify or revise the requirements and policies governing Bitcoin mining and cryptocurrency generally.

The impending uncertainty could present new challenges or potential opportunities as we navigate continue to develop and grow our Bitcoin mining business.

Any of the foregoing could result in a material adverse effect on our business and financial condition.

If we fail to qualify for certain state government tax incentives or to comply with local tax regulations, we may suffer financial losses.

We expect to negotiate for certain sale and use tax incentives from U.S. state governments in exchange for encouraging investment and employment. Our interpretations and conclusions regarding these potential tax incentives are not binding on any taxing authority. If our assumptions about, or interpretation or implementation of, tax and other laws are incorrect; if tax laws or regulations are substantially modified or rescinded; if the tax incentives from which we benefit in the jurisdictions in which we operate are substantially modified or rescinded; if we fail to meet the conditions of any of the tax incentives; or if we do not prevail in disputes with tax authorities, we could suffer material adverse tax and other financial consequences, including owing significant amounts of taxes and penalties that would increase our expenses, reduce our profitability and adversely affect our cash flows, results of operations and financial condition.

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

Current Internal Revenue Service (“IRS”) guidance indicates that for U.S. federal income tax purposes digital assets such as Bitcoins should be treated and taxed as property, and that transactions involving the payment of Bitcoins for goods and services should be treated in effect as barter transactions. The IRS has also released guidance to the effect that, under certain circumstances, hard forks of digital currencies are taxable events giving rise to taxable income and guidance with respect to the determination of the tax basis of digital currency. However, current IRS guidance does not address other significant aspects of the U.S. federal income tax treatment of digital assets and related transactions. Moreover, although current IRS guidance addresses the treatment of certain forks, there continues to be uncertainty with respect to the timing and amount of income inclusions for various digital asset transactions, including, but not limited to, staking rewards and other digital asset incentives and rewards products. While current IRS guidance creates a potential tax reporting requirement for any circumstance where the ownership of a Bitcoin passes from one person to another, it preserves the right to apply capital gains treatment to those transactions, which is generally favorable for investors in Bitcoin.

There can be no assurance that the IRS will not alter its existing position with respect to digital assets in the future or that other state, local and non-U.S. taxing authorities or courts will follow the approach of the IRS with respect to the treatment of digital assets such as Bitcoin for income tax and sales tax purposes. Any such alteration of existing guidance or issuance of new or different guidance may have negative consequences including the imposition of a greater tax burden on investors in Bitcoin or imposing a greater cost on the acquisition and disposition of Bitcoin, generally, and potentially have a negative effect on the trading price of Bitcoin or otherwise negatively impact our business. In addition, future technological and operational developments that may arise with respect to digital currencies may increase the uncertainty with respect to the treatment of digital currencies for U.S. federal income and applicable state, local and non-U.S. tax purposes.

Risks Related to the Specialty Finance Business

We may not be able to purchase Accounts at favorable prices, or on sufficiently favorable terms, or at all.

Our success depends upon the continued availability of Association Accounts. The availability of Accounts at favorable prices and on terms acceptable to us depends on a number of factors outside our control, including:

•
the status of the economy and real estate market in markets which we have operations may become so strong that delinquent Accounts do not occur in sufficient quantities to efficiently acquire them;
•
the perceived need of Associations to sell their Accounts to us as opposed to taking other measures to solve budget problems such as increasing assessments; and
•
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

On February 1, 2022, the Company consented to the assignment by the law firm of Business Law Group, P.A.(“BLG”) to BLGAL of the Services Agreement, dated April 15, 2015, previously entered into by the Company and BLG (the “Services Agreement”). The Services Agreement had set forth the terms under which BLG. would act as the primary law firm used by the Company and its association clients for the servicing and collection of association accounts. The assignment of the Services Agreement was necessitated by the death of the principal attorney and owner of BLG. In connection with the assignment, BLGAL agreed to amend the Services Agreement on February 1, 2022, to reduce the monthly compensation payable to the law firm from approximately $82,000 to $53,000 (the “Amendment”) and subsequently to $43,000. Bruce M. Rodgers, the chairman and CEO of the Company, is a 50% owner of BLGAL, and the assignment and Amendment was approved by the independent directors of the Company.

As of December 31, 2024, BLGAL was responsible for servicing over 98% of our Accounts. Our revenues and profitability could be materially affected if:

•
our agreements with the third-party law firms we use are terminated and we are not able to secure replacement law firms or direct payments from Account debtors to our replacement law firms;
•
our relationships with our law firms adversely change;
•
our law firms fail to adequately perform their obligations; or
•
internal changes at such law firms occur, such as loss of staff who service us.

Government regulations may limit our ability to recover and enforce the collection of our Accounts.

Federal, state and municipal laws, rules, rules, regulations and ordinances may limit our ability to recover and enforce our rights with respect to the Accounts acquired by us. These laws include, but are not limited to, the following federal statutes and regulations promulgated thereunder and comparable statutes in states where Account debtors reside and/or located:

•
the Fair Debt Collection Practices Act;
•
the Federal Trade Commission Act;
•
the Truth-In-Lending Act;
•
the Fair Credit Billing Act;
•
the Dodd-Frank Act;
•
the Equal Credit Opportunity Act; and
•
the Fair Credit Reporting Act.

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

Our primary business relates to revenues from Accounts purchased by us, which are all based in Florida, and our primary source of revenue consists of payments made by condominium and home-owners to satisfy the liens against their condominiums and homes. As of December 31, 2024 and December 31, 2023, Florida represented 100% of our Accounts. An economic recession, adverse market conditions in Florida, and/or significant property damage caused by hurricanes, tornadoes or other inclement weather could adversely affect the ability of these condominium and home owners to satisfy the liens against their condominiums and homes, which could, in turn, have a material adverse effect on our financial condition and results of operations.

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

All of the Accounts purchased by us are in default. The Accounts are secured by liens held by Associations, which we have an option to foreclose upon on behalf of the Associations. Should we foreclose upon such a lien on behalf of an Association, we are generally entitled pursuant to our contractual arrangements with the Association to have the Association quitclaim its interests in the condominium unit or home to us. In the event that any Association quitclaims its interests in a condominium unit or home to us, we will be relying on the short-term rental prospects, to the extent permitted under bylaws and rules applicable to the Association, and value of its interest in the underlying property, which value may be affected by numerous risks, including:

•
changes in general or local economic conditions;
•
neighborhood values;
•
interest rates;
•
real estate tax rates and other operating expenses;
•
the possibility of overbuilding of similar properties and of the inability to obtain or maintain full occupancy of the properties;
•
governmental rules and fiscal policies;
•
acts of God; and
•
other factors which are beyond our control.

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

Sales of a substantial number of shares of our common stock in the public market could cause a decrease in the market price of our common stock. We had authorized 350,000,000 shares of common stock and 150,000,000 shares of preferred stock as of December 31, 2024.

We had 5,133,412 shares of common stock issued and outstanding as of December 31, 2024. In addition, pursuant to our 2021 Omnibus Incentive Plan, options to purchase 593,378 shares of our common stock were outstanding as of December 31, 2024, of which 386,169 options were exercisable. There were 4,747,547 warrants outstanding and exercisable as of December 31, 2024 that allowed for the issuance of 4,747,547 shares of common stock, respectively.

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

We cannot assure you that securities analysts will continue to cover our company. As of December 31, 2024, we had two analysts covering our company. If securities analysts do not cover our company, this lack of coverage may adversely affect the trading price of our securities. In the event that securities analysts begin to cover our company, the trading market for our securities will rely in part on the research and reports that such securities analysts publish about us and our business. If one or more of the analysts who cover our company downgrades our securities, the trading price of our securities may decline. If one or more of these analysts then ceases to cover our company, we could lose visibility in the market, which, in turn, could also cause the trading price of our securities to decline. Further, because of our small market capitalization, it may be difficult for us to attract securities analysts to cover our company, which could significantly and adversely affect the trading price of our securities.

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

Item 2. Properties.

Our executive and administrative offices are located in Tampa, Florida, where we lease approximately 5,600 square feet of general office space for approximately $9,800 per month, plus utilities. The lease began on July 15, 2019 and, as extended, expires on July 31, 2028. We also lease property in Calumet, Oklahoma for approximately $135,000 per year. The lease was assumed upon the acquisition of the Tech Infrastructure Assets and expires on September 1, 2029.

We believe our existing facilities and equipment are in good operating condition and are suitable for the conduct of our business. Please refer to the discussion contained in our Item 1- “Business” for additional information.

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

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is quoted on the Nasdaq Capital Market under the symbol “LMFA”. On December 31, 2024, there were 5 holders of record of our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

See “Equity Compensation Plan Information” in Part III, Item 12 of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included in this Annual Report on Form 10-K, including without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs and plans and objectives of management for future operations, are forward-looking statements. These forward-looking statements are identified by the use of words such as “may,” “will,” “should,” “expect,” “estimate,” “believe,” “intend,” “forecast,” “anticipate,” “project,” “predict,” “plan,” “intend,” or “estimate,” “guidance,” and other similar expressions, or the negative of these expressions. However, the absence of these or similar words or expressions does not mean a statement is not forward-looking.

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

•
our ability to retain the listing of our securities on the Nasdaq Capital market;
•
our ability to obtain funds to purchase receivables;
•
the early stage of our cryptocurrency mining business and our lack of operating history in such business;
•
volatility surrounding the value of Bitcoin and other cryptocurrencies;
•
the uncertainty surrounding the cryptocurrency mining business in general;
•
bankruptcy or financial problems of our hosting vendors in our mining business;
•
reliance to date on a single model of Bitcoin miner;
•
the ability to scale our mining business;
•
our ability to purchase defaulted consumer Association receivables at appropriate prices,
•
competition to acquire such receivables;
•
our dependence upon third party law firms to service our accounts;
•
our ability to manage growth or declines in the business;
•
changes in government regulations that affect our ability to collect sufficient amounts on our defaulted consumer Association receivables;
•
the impact of class action lawsuits and other litigation on our business or operations;
•
our ability to keep our software systems updated to operate our business;
•
our ability to employ and retain qualified employees;
•
our ability to establish and maintain internal accounting controls;
•
changes in the credit or capital markets;
•
changes in interest rates;
•
deterioration in economic conditions;
•
negative press regarding the debt collection industry which may have a negative impact on a debtor’s willingness to pay the debt we acquire; and
•
other factors set forth under “Risk Factors” in this report.

Except as required by law, we assume no duty to update or revise any forward-looking statements.

Overview

LM Funding America, Inc. (“we”, “our”, “LMFA”, or the “Company”) currently has two lines of business: our cryptocurrency mining business and our specialty finance business.

The Bitcoin mining business operation deploys our computing power to mine Bitcoin and validate transactions on the Bitcoin network. We believe that developments in Bitcoin mining have created an opportunity for us to deploy capital and conduct large-scale mining operations in the United States. We conduct this business through a wholly owned subsidiary, US Digital, which we formed in 2021 to develop and operate our Bitcoin mining business.

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

Bitcoin Mining Operations

The value of Bitcoin has historically been subject to wide swings. The following table provides a range of intraday low and intraday high Bitcoin prices between January 1, 2022 through December 31, 2024.

Range of intraday Bitcoin prices
Quarterly Reporting Periods Ended	Minimum Price	Maximum Price
December 31, 2022	$15,486	$21,474
March 31, 2023	$16,489	$29,178
June 30, 2023	$24,750	$31,422
September 30, 2023	$24,915	$31,838
December 31, 2023	$26,544	$44,800
March 31, 2024	$38,501	$73,836
June 30, 2024	$56,500	$72,777
September 30, 2024	$49,050	$70,000
December 31, 2024	$58,864	$108,389

Effective January 1, 2024, we adopted ASC 350-60 which required Bitcoin to be measured at fair value. See Note 1, Summary of Significant Accounting Policies, for more details on impact of implementation to the financial statements. As a result, the carrying value of each Bitcoin we held at the end of December 31, 2024 and each subsequent reporting period reflects the price of one Bitcoin quoted on the active exchange at the end of the reporting period. Therefore, negative swings in the market price of Bitcoin could have a material impact on our earnings and on the carrying value of our Bitcoin.

As of December 31, 2024 and 2023, we held approximately 150 and 95 Bitcoin, respectively. The carrying value of our Bitcoin as of December 31, 2024 and 2023 was approximately $14.0 million and $3.4 million, respectively, on our Consolidated Balance Sheet.

As of December 31, 2024, we own approximately 5,840 machines with total hashing capacity of approximately 0.634 EH/s.

Mining Site

As of December 31, 2024, we own a 15 MW hosting site located in Oklahoma (the “Oklahoma site”) with 3,006 installed S19J Pro Antminer machines which have a total projected hashrate of 301 PH. As of March 15, 2025, we have 4,320 installed S19 J Pro Antminer machines at this location which have a total projected hashrate of 432 PH. We have another 719 mining machines in storage at the Oklahoma site. During fiscal year 2024, we moved 5,039 mining machines from our three hosting companies to the Oklahoma site of which approximately 2,033 were stored in containers at Oklahoma site and not plugged into power as of December 31, 2024.

The table below describes the Bitcoin activity for the years ended December 31, 2024 and 2023.

	December 31, 2024	December 31, 2023

Bitcoin Balance	150.2	95.1

	December 31, 2024	December 31, 2023
Beginning of Year	95.1	54.9
Production of Bitcoin	170.6	423.4
Purchase of Bitcoin	5.0	2.0
Sale of Bitcoin	(120.2)	(385.0)
Fees	(0.3)	(0.2)
End of Period	150.2	95.1

The table below describes the average cost of mining each Bitcoin for the years ended December 31, 2024 and 2023.

	Years Ended December 31,
Cost of Revenues - Analysis of costs to mine one Bitcoin (per Bitcoin amounts are actual)	2024	2023

Bitcoin Mined	170.6	423.4
Digital mining revenues	$10,432,605	$12,289,131
Average revenue of each Bitcoin mined (1)	$61,152	$29,025
Digital mining cost of revenues	$6,990,856	$9,406,940
Miner depreciation	$7,730,208	$4,918,332
Direct costs to mine including non-cash depreciation	$14,721,064	$14,325,272
Direct costs to mine one Bitcoin - hosting fees only (2)	$40,978	$22,218
Direct costs to mine one Bitcoin - including miner depreciation expense	$86,290	$33,834
Cost of mining one Bitcoin as % of average Bitcoin mining revenue - hosting fees only	67%	77%
Cost of mining one Bitcoin as % of average Bitcoin mining revenue - including miner depreciation expense	141%	117%

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

Power prices are the most significant cost driver for our wholly owned locations. Energy prices can be highly volatile and global events (including the war in Ukraine and the resulting natural gas shortage) can cause power prices to increase. Our wholly owned and operated site in Oklahoma is currently subject to variable prices and market rate fluctuations with respect to wholesale power costs. Such prices are governed by power purchase agreements and said prices can change hour to hour. While this renders energy prices less predictable, it also gives us greater ability and flexibility to actively manage the energy we consume with a goal of increasing profitability and energy efficiency. Energy prices are also highly sensitive to weather events, such as winter storms, polar vortices and hurricanes, which increase the demand for power regionally. When such events occur, we may curtail our operations to avoid using power at increased rates.

Our management team makes real-time determinations on the need and timing during which we should curtail our operations. We curtail when power prices exceed the value we would receive for the corresponding fixed Bitcoin reward. This means if Bitcoin’s value decreases or energy prices increase, our curtailment will increase; likewise, when Bitcoin’s value increases and energy prices decrease, our curtailment will decrease. Our management team manages this decision on an hour-by-hour basis for our owned site.

The Company records depreciation expense (a non-cash expense) on its miners on a straight-line basis over the miners' expected useful life. Such non-cash depreciation amounts are recorded within the Consolidated Statements of Operations and Comprehensive Loss as “Depreciation and Amortization”. Although the Company recognizes depreciation with respect to its mining assets, it does not consider depreciation in determining whether it is economical to operate its mining equipment since depreciation expense is not an avoidable operating cost, such as energy costs. The table above presents the non-cash miner depreciation expense on a “per Bitcoin” basis, calculated by dividing miner depreciation expense in our hosted facilities by the number of Bitcoin mined in the hosted facilities. On a “cost per Bitcoin” ratio, miner depreciation expense was approximately $45,300 and $11,600 for the years ended December 31, 2024, and 2023, respectively. The Company recorded accelerated depreciation on certain of its miners based on the reduction of the estimated useful life from 5 years to 4 years.

The number of Bitcoin received by the Company as a result of its mining operations was reduced by approximately 50% effective April 19, 2024 when the Bitcoin algorithm halved the rewards from 6.25 per block to 3.125 per block.

Results of Operations

Summarized Consolidated Statements of Operations
	Years Ended December 31,
	2024	2023

Revenue	$10,999,648	$12,984,090
Operating costs and expenses	17,461,199	23,055,398
Operating loss	(6,461,551)	(10,071,308)
Other loss	(1,193,881)	(8,743,488)
Loss before income taxes	(7,655,432)	(18,814,796)
Income tax expense	-	(60,571)
Net loss	(7,655,432)	(18,875,367)
Less: loss attributable to non-controlling interest	340,056	2,931,113
Net loss attributable to LM Funding America Inc.	$(7,315,376)	$(15,944,254)
Less: deemed dividends	(6,794,924)	-
Net loss attributable to common shareholders	$(14,110,300)	$(15,944,254)

The Year Ended December 31, 2024 compared with the Year Ended December 31, 2023

Revenues

During the year ended December 31, 2024, total revenues decreased by approximately $2.0 million to approximately $11.0 million from approximately $13.0 million in the year ended December 31, 2023.

Bitcoin mining revenues decreased to approximately $10.4 million for the year ended December 31, 2024 from $12.3 million for the year ended December 31, 2023.

Bitcoin mining revenues are determined by two main drivers: quantity of Bitcoin mined and the price of Bitcoin on the date the Bitcoin is mined. During the twelve months ended December 31, 2024, we mined 170.6 Bitcoin with an average Bitcoin price of approximately $61 thousand as compared with 423.4 Bitcoin with an average Bitcoin price of approximately $29 thousand during the twelve months ended December 31, 2023. The decrease in Bitcoin mining revenue for the twelve months ended December 31, 2024 was attributable to the halving that occurred in April 2024 and approximately 4,000 mining machines that were off-line as we repositioned the miners to our Oklahoma site offset in part by the increase in Bitcoin prices.

Specialty finance revenues for the year ended December 31, 2024 was approximately $444 thousand which represents a decrease of 19.4% as compared with the approximately $550 thousand generated in the year ended December 31, 2023.

Operating Costs and Expenses

During the year ended December 31, 2024, operating costs and expenses decreased by approximately $5.6 million, or 24.3%, to approximately $17.5 million from approximately $23.1 million for the year ended December 31, 2023 primarily due to a decrease in digital mining costs, staff costs and payroll and professional fees and an increase in fair market value gain on digital assets, offset in part by an increase in depreciation expense.

Digital mining cost of revenues

Bitcoin mining costs of revenues for the year ended December 31, 2024 were approximately $7.0 million or 67% of digital mining revenues compared with approximately $9.4 million or 77% of digital mined revenues for the year ended December 31, 2023 as the Company transitioned approximately 4,000 miners from various hosting sites over a 6 month period to the recently acquired Oklahoma site resulting in no hosting costs for those idled machines. The improved direct mining cost to revenue metric was achieved as the result of lower hosting and electrical costs associated with our Oklahoma mining activity.

Staff costs and payroll

The net decrease of approximately $1.3 million in staff costs and payroll is due to a decrease in the non-cash stock compensation expense to $0.5 million for the year ended December 31, 2024 as compared with $2.9 million for the year ended December 31, 2023, offset in part by an increase in payroll and bonuses of approximately $1.1 million for the year ended December 31, 2024.

Depreciation and amortization

The increase in depreciation and amortization expense of $2.8 million to $7.8 million for the twelve months ended December 31, 2024 was primarily due to the change in useful life of mining machines from 60 months to 48 months effective January 1, 2024.

Professional fees

Professional fees (excluding fees paid pursuant to our service agreement with BLG and BLGAL), for the years ended December 31, 2024 and 2023 were approximately $1.5 million and $1.2 million, respectively. The $0.3 million increase was due in part to various regulatory filings, deal costs for potential acquisitions and various other matters.

Legal fees for BLG and BLGAL for the year ended December 31, 2024 were approximately $0.5 million compared with approximately $0.6 million for the year ended December 31, 2023. See Note 11 Related Party Transactions for further discussion regarding the service agreements with BLG and BLGAL.

Loss (gain) on fair value of Bitcoin, net

The gain on fair value of Bitcoin, net for the twelve months ended December 31, 2024 and 2023, was $7.4 million and nil, respectively. As discussed in the financial statements, the Company adopted the amendments per ASC 350-60 as of January 1, 2024, accordingly, we measured crypto assets at fair value in accordance with ASC Topic 820 - Fair Value Measurement and included the gains and losses from remeasurement in net income. The gain pertains to the change in Bitcoin's fair value from January 1, 2024, through December 31, 2024. The fair value of Bitcoin was approximately $93 thousand per Bitcoin at December 31, 2024 and $42 thousand per Bitcoin at December 31, 2023.

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

The Company recognized an impairment loss on the holding of mined digital assets (Bitcoin) of nil for the year ended December 31, 2024 and $1.0 million for the year ended December 31, 2023.

The Company recognized a realized gain on the sale of mined digital assets of nil for the year ended December 31, 2024 compared with $2.1 million for year ended December 31, 2023.

Impairment loss on mining equipment

The Company incurred a $1.4 million impairment and nil loss on mining equipment for the year ended December 31, 2024, respectively, primarily related to machines disposed of in April 2024.

Other operating costs was relatively flat at $0.9 million and $1.0 million for the year ended December 31, 2024 and 2023, respectively.

Other Income and Loss

Impairment loss on prepaid mining machine deposits

The Company incurred an impairment loss on prepaid mining machine deposits of $13 thousand and $37 thousand for the years ended December 31, 2024 and 2023, respectively.

Impairment loss on prepaid hosting deposits

The Company incurred an impairment loss on prepaid hosting deposits of nil for the year ended December 31, 2024 versus a $0.2 million for the year ended December 31, 2023 due to a $0.2 million impairment charge on the deposits held by Compute North LLC, which is in bankruptcy.

Impairment loss on Symbiont assets

The Company recognized an impairment loss on Symbiont assets of nil for the year ended December 31, 2024 as compared with approximately $0.8 million for the year ended December 31, 2023. During the year ended December 31, 2023, the Company acquired Symbiont intangible assets through bankruptcy proceedings, and then subsequently recognized a $0.8 million impairment on such assets as a result of the sale of Symbiont assets in December 2023.

Gain on adjustment of note receivable allowance

The Company recognized a gain on adjustment of note receivable allowance of nil for the year ended December 31, 2024 as compared to approximately $1.1 million for the year ended December 31, 2023. During the year ended December 31, 2023, the Company reversed the previously established $1.1 million loss reserve on Symbiont notes receivable due to the acquisition of the Symbiont intangible assets as a result of Symbionts bankruptcy proceedings.

Unrealized loss on investment and equity securities

The Company recognized an unrealized loss on securities of approximately $1.1 million for the year ended December 31, 2024 as compared with an unrealized loss of approximately $9.8 million for the year ended December 31, 2023 from the revaluation of Seastar Medical Holding Corporation common stock and warrants.

Other income - coupons

The Company generated income of $4 thousand and $639 thousand for the years ended December 31, 2024 and 2023, respectively, from the sale of Antminer purchase coupons to third parties.

Gain on fair value of purchased Bitcoin, net

The Company recognized a $39 thousand and nil gain related to the remeasurement of purchased Bitcoin for the years ended December 31, 2024 and 2023, respectively.

Interest Income

During the year ended December 31, 2024, interest income increased to approximately $0.3 million as compared with $0.2 million for the year ended December 31, 2023 due to various loans provided to the Arthur Group for the Oklahoma site before it was purchased by the Company.

Interest Expense

During the year ended December 31, 2024, interest expense was approximately $0.4 million as compared with nil for the year ended December 31, 2023 due to $6.5 million of new loans used for working capital and the purchase of the Oklahoma site in 2024.

Income Tax Expense

During the year ended December 31, 2024, the Company generated a $7.7 million net loss before income taxes. The Company's income tax due was nil as of December 31, 2024. The Company recognized net income tax expense of nil for the year ended December 31, 2024.

During the year ended December 31, 2023, the Company generated a $18.8 million net loss before income taxes. The Company's income tax due was $0.1 million as of December 31, 2023. The Company recognized net income tax expense of $0.1 million for the year ended December 31, 2023.

Under ASC 740-10-30-5, Income Taxes, deferred tax assets should be reduced by a valuation allowance if, based on the weight of available evidence, it is more-likely-than-not (i.e., a likelihood of more than 50%) that some portion or all of the deferred tax assets will not be realized. The Company considers all positive and negative evidence available in determining the potential realization of deferred tax assets including, primarily, the recent history of taxable earnings or losses. Based on operating losses reported by the Company during 2023, 2022, 2020, 2019 and 2018, the Company concluded there was not sufficient positive evidence to overcome this recent operating history. As a result, the Company believes that a valuation allowance continues to be necessary based on the more-likely-than-not threshold noted above. The Company recorded a valuation allowance of approximately $16.2 million and $14.1 million for the year ended December 31, 2024 and 2023, respectively.

Net Loss Attributable to Non-Controlling Interest

The Company owns 69.5% of LMFAO Sponsor LLC (“Sponsor”). As such, approximately $0.3 million and $2.9 million of the $1.1 million and $9.8 million net unrealized loss recognized by the Sponsor’s ownership of Seastar Medical Holding Corporation (formerly LMAO) is attributed to the Non-Controlling Interest for the years ended December 31, 2024 and 2023, respectively.

Net Loss Attributable to LM Funding America, Inc.

During the year ended December 31, 2024, the Company generated a net loss attributable to LM Funding America, Inc. of approximately $7.3 million as compared with net loss attributable to LM Funding America, Inc. of approximately $15.9 million for the year ended December 31, 2023, for the reasons mentioned above.

Net Loss Attributable to Common Shareholders

During the year ended December 31, 2024, net loss attributable to common shareholders was $6.8 million higher than net loss attributable to LM Funding America, Inc. due to deemed dividends related to warrant repricing and warrant inducement. During the year ended December 31, 2024, net loss attributable to common shareholders was $14.1 million as compared with $15.9 million for the year ended December 31, 2023.

LIQUIDITY AND CAPITAL RESOURCES

General

As of December 31, 2024, we had $3.4 million of cash and cash equivalents and $14.0 million of digital assets (150.2 Bitcoin with average cost of approximately $93 thousand), of which $5.0 million is pledged as collateral against outstanding borrowings, compared with $2.4 million of cash and cash equivalents and $3.4 million of digital assets (95.1 Bitcoin with average cost of approximately $36 thousand) at December 31, 2023). The increase in cash for the year ended December 31, 2024 is due primarily to several equity and warrant transaction net proceeds totaling $6.9 million, net borrowings totaling $6.3 million and the receipt of $1.4 million of loan repayments from Seastar Medical Holding Corporation offset in part by the purchase of $0.5 million of digital assets and $3.6 million used towards the purchase of the Oklahoma site.

Our working capital needs may increase in the future as we continue to expand and enhance our mining operations. Our ability to raise additional funds for working capital through equity or debt financings or other sources may depend on the financial success of our then current business and successful implementation of our key strategic initiatives, financial, economic and market conditions and other factors, some of which are beyond our control. No assurance can be given that we will be successful in raising the required capital at a reasonable cost and at the required times, or at all. Further equity financings may have a dilutive effect on shareholders and any debt financing, if available, may require restrictions to be placed on our future financing and operating activities. If we require additional capital and are unsuccessful in raising that capital, we may not be able to continue our business operations in the Bitcoin mining industry which could adversely impact our business, financial condition and results of operations.

As of December 31, 2024 and December 31, 2023, our liquidity was comprised of:

	December 31, 2024	December 31, 2023
Cash and cash equivalents	$3,378,152	$2,401,831
Bitcoin - current portion	9,021,927	3,416,256
Bitcoin - long-term	5,000,000	-
Marketable securities	27,050	17,860
End of Period	$17,427,129	$5,835,947

The Company's Bitcoin balance as of December 31, 2024, and 2023, was as follows:

Bitcoin
	December 31, 2024	December 31, 2023
Number of Bitcoin held	150.2	95.1
Carrying basis - per Bitcoin	$65,332	$35,816
Fair value - per Bitcoin	$93,354	$42,273
Carrying basis of Bitcoin	$9,812,891	$3,406,096
Fair value of Bitcoin	$14,019,205	$4,020,202

The Company's cash flow summary for the years ended December 31, 2024 and 2023 are as follows:

	Years Ended December 31,
	2024	2023
Cash Flows used in operating activities	$(11,946,179)	$(3,404,681)
Cash Flows provided by investing activities	379,421	2,299,537
Cash Flows provided by (used in) financing activities	12,543,079	(731,031)
Net increase (decrease) in cash	976,321	(1,836,175)
Cash - beginning of year	2,401,831	4,238,006
Cash - end of period	$3,378,152	$2,401,831

Recent Capital Raising Transactions

The Company received $6.9 million in net proceeds from equity financing transactions during the year ended December 31, 2024 compared with nil for the year ended December 31, 2023.

Contractual Obligations

The Company has a digital mining hosting contract that expires April 2025. This contract currently requires total monthly payments of approximately $130 thousand.

Cash from Operations

Net cash used in operations was approximately $11.9 million during the year ended December 31, 2024 compared with net cash used in operations of $3.4 million during the year ended December 31, 2023. Bitcoin received from mining operations of approximately $10.4 million for 2024 and $12.3 million for 2023 is not considered a cash generative activity for cashflow purposes. Due to ASC 350-60, proceeds from sale of digital assets (primarily Bitcoin) of approximately $8.3 million are reported in 2024 as a net cash provided by investing activity. However, such sales totaling approximately $10.9 million are reported in 2023 as net cash provided from operating activities.

Cash from Investing Activities

Net cash provided by investing activities was $0.4 million during the year ended December 31, 2024 as compared with net cash provided by investing activities of $2.3 million during the year ended December 31, 2023. During the year ended December 31, 2024, the Company invested $1.7 million in mining equipment, received $1.4 million from a notes receivable for Seastar Medical Holding Corporation and acquired a mining site for approximately $7.4 million, of which $3.6 million was paid in cash and $3.8 million was credited against outstanding loans, including accrued interest, made by the Company and its affiliates to Seller. During the year ended December 31, 2023, the Company invested $1.6 million in deposits for mining equipment but received $2.7 million from a notes receivable for Seastar Medical Holding Corporation and $1.8 million from the sale of Symbiont assets.

Cash from Financing Activities

Net cash from financing activities was $12.5 million during the year ended December 31, 2024 as compared with net cash used in financing activities of $0.7 million for the year ended December 31, 2023. During 2024, the Company received net proceeds from borrowings of $6.3 million for working capital and acquisition purposes and raised $6.9 million in net proceeds from equity offerings.

Outstanding Debt

Debt of the Company consisted of the following:

	December 31, 2024	December 31, 2023
Financing agreement with Imperial PFS that is unsecured. Down payment of $47,990 was required upfront and ten installment payments of $47,990 are to be made over the loan term. The note matures on August 1, 2025. Annualized interest is 9.35%.	382,013

Financing agreement with Imperial PFS that is unsecured. Down payment of $14,040 was required upfront. Three installment payments of $14,830 and eight installment payments of $717 are to be made over the loan term. The note matures on July 1, 2025. Annualized interest is 10.45%.	4,299	-

Financing agreement with Imperial PFS that is unsecured. Down payment of $3,438 was required upfront and equal installment payments of $3,658 to be made over a 11 month period. The note matured on July 1, 2024. Annualized interest is 12.05%.	-	21,945

Financing agreement with Imperial PFS that is unsecured. Down payment of $36,544 was required upfront and equal installment payments of $41,879 to be made over an 10 month period. The note matured on August 1, 2024. Annualized interest is 9.6%.	-	335,022

Financing agreement with Imperial PFS that is unsecured. Down payment of $30,000 was required upfront and equal installment payments of $35,103 to be made over a 6 month period. The note matured on June 1, 2024. Annualized interest is 12.05%.	-	210,619

Secured loan with Brown Family Enterprises LLC. The note matures on March 31, 2026. Interest was 10% per annum for the year ended December 31, 2024, with an increase to 11% per annum as of the amendment date.	1,500,000	-

Loan with SE & SJ Liebel Limited Partnership. $5.0 million of Bitcoin has been pledged as collateral. The note matures on August 6, 2026. Interest is 12% per annum.	5,000,000	-

Debt discount	(134,655)
	$6,751,657	$567,586

Minimum required principal payments on the Company’s debt as of December 31, 2024 are as follows:

Maturity	Amount
2025	$386,312
2026	$6,500,000
$6,886,312

During the years ended December 31, 2024 and 2023 the Company paid $709 thousand and $624 thousand in principal and financing repayments, respectively.

Non-GAAP Financial Measures

Our reported results are presented in accordance with U.S. generally accepted accounting principles (“GAAP”). We also disclose Earnings before Interest, Tax, Depreciation and Amortization (“EBITDA”) and Core Earnings before Interest, Tax, Depreciation and Amortization (“Core EBITDA”) which adjusts for unrealized loss on investment and equity securities, unrealized gain on convertible debt securities, gain on adjustment of note receivable allowance, impairment loss on mined digital assets, impairment of intangible long-lived assets, impairment of prepaid hosting deposits, impairment of prepaid mining machine deposits and gain on adjustment of note receivable allowance, non-cash lease expenses, costs associated with At-the-Market Equity program, contract termination costs, Impairment loss on Symbiont assets, impairment loss on mining equipment, and stock compensation expense and option expense, all of which are non-GAAP financial measures. We believe these non-GAAP financial measures are useful to investors because they are widely accepted industry measures used by analysts and investors to compare the operating performance of Bitcoin miners.

The following tables reconcile net loss, which we believe is the most comparable GAAP measure, to EBITDA and Core EBITDA:

	Years Ended December 31,
	2024	2023

Net loss	$(7,655,432)	$(18,875,367)
Income tax expense	-	60,571
Interest expense	443,700	-
Depreciation and amortization	7,774,161	4,983,480
Income (loss) before interest, taxes & depreciation	$562,429	$(13,831,316)
Unrealized loss on investment and equity securities	1,097,433	9,771,050
Gain on adjustment of note receivable allowance	-	(1,052,542)
Impairment loss on mined digital assets	-	965,967
Impairment loss on prepaid machine deposits	12,941	36,691
Impairment loss on prepaid hosting deposits	-	184,236
Costs associated with At-the-Market Equity program	119,050	-
Contract termination costs	250,001	-
Impairment loss on Symbiont assets	-	750,678
Impairment loss on mining equipment	1,379,375	-
Stock compensation and option expense	519,542	2,939,436
Core income (loss) before interest, taxes & depreciation	$3,940,771	$(235,800)

Critical Accounting Estimates and Policies

Our financial statements are prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of the consolidated financial statements in conformity with GAAP requires our management to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities, the disclosure or inclusion of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the period. There are no critical accounting estimates for the year ended December 31, 2024.

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

Based on management’s evaluation (in accordance with Exchange Act Rule 13a-15(b)), our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2024, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f).

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that we did maintain effective internal control over financial reporting as of December 31, 2024.

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

Changes in Internal Control Over Financial Reporting.

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the quarter ended December 31, 2024, none of the Company's directors or executive officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as defined in Item 408 of Regulation S-K.

On May 13, 2024, we entered into a $1.5 million secured loan (“Brown Secured Note”) with Brown Family Enterprises LLC (“Brown Family”) which accrues interest at a rate equal to ten percent (10%) per annum, simple interest, payable on a monthly basis until paid in full. The Brown Secured Note matures on May 14, 2025. We granted to Brown Family a secured interest in substantially all of our assets and interests. On March 27, 2025, we entered into a first amendment to secured promissory note with Brown Family to increase the interest rate to eleven percent (11%) interest per annum, simple interest, payable on a monthly basis. In addition, we agreed with Brown Family to extend the maturity date of the Brown Secured Note until March 31, 2026.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item will be included in and is hereby incorporated by reference from our definitive proxy statement relating to our 2025 annual meeting of stockholders or an amendment to this Form 10-K, which we intend to file within 120 days after the end of our fiscal year ended December 31, 2024.

Our Board of Directors has adopted a Code of Ethics and Business Conduct that applies to our executive officers, as well as to the members of our Board and our other officers and employees (the “Code of Conduct”). The Code of Conduct is available on our website at https://www.lmfunding.com/investors. We intend to satisfy the amendment and waiver disclosure requirements under applicable securities regulations by posting any amendments of, or waivers to, the Code of Ethics and Conduct on our website.

We have adopted insider trading policies and procedures governing the purchase, sale, and other dispositions of securities of the Company by directors, officers, and employees that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable Nasdaq listing standards. Our insider trading policy states, among other things, that our directors, officers, and employees are prohibited from trading in such securities while in possession of material, nonpublic information. In addition, with regard to trading in our own securities, it is our policy to comply with the federal securities laws and the applicable exchange listing requirements. The foregoing summary of our insider trading policies and procedures does not purport to be complete and is qualified by reference to our insider trading policy attached hereto as Exhibit 19.1 and incorporated herein.

Item 11. Executive Compensation.

The information required by this Item will be included in and is hereby incorporated by reference from our definitive proxy statement relating to our 2025 annual meeting of stockholders or an amendment to this Form 10-K, which we intend to file within 120 days after the end of our fiscal year ended December 31, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be included in and is hereby incorporated by reference from our definitive proxy statement relating to our 2025 annual meeting of stockholders or an amendment to this Form 10-K, which we intend to file within 120 days after the end of our fiscal year ended December 31, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be included in and is hereby incorporated by reference from our definitive proxy statement relating to our 2025 annual meeting of stockholders or an amendment to this Form 10-K, which we intend to file within 120 days after the end of our fiscal year ended December 31, 2024.

Item 14. Principal Accounting Fees and Services.

The information required by this Item will be included in and is hereby incorporated by reference from our definitive proxy statement relating to our 2025 annual meeting of stockholders or an amendment to this Form 10-K, which we intend to file within 120 days after the end of our fiscal year ended December 31, 2024.

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

Item 16. Form 10-K Summary.

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

LM Funding America, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of LM Funding American, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, change in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Bitcoin Mining Revenue

As disclosed in Note 1 to the financial statements, the Company accounts for revenue in accordance with Topic 606, Revenue from Contracts with Customers. The Company provides hash calculations to third-party operated mining pools and in exchange for providing the service, the Company earns non-cash consideration in the form of Bitcoin based on the Full-Pay-Per-Share (“FPPS”) payout method set forth by the mining pool operators. Bitcoin mining revenue is comprised of the block reward and transaction fees earned by the Company net of the mining pool fees charged by the mining pool operators. During the year ended December 31, 2024 and 2023, the Company recognized net bitcoin mining revenue of approximately $10.4 million and $12.3 million, respectively.

We identified the auditing of Bitcoin mining revenue as a critical audit matter due to the nature and extent of audit effort required to perform audit procedures over the Company’s hash calculation service provided to the mining pool operators, the associated contractual payouts including the blockchain contractual inputs, the Company’s valuation of bitcoin received from the mining pool operators and evaluating the results of those procedures.

The primary procedures we performed to address this critical audit matter included the following:

•
We independently confirmed with mining pool operators the significant contractual terms utilized in the determination of mining revenue, total mining rewards earned by the Company, and the Company’s digital asset wallet addresses in which the rewards are deposited.

•
Using the Company’s digital asset wallet addresses confirmed by the mining pool operators, we reconciled the mining revenue earned from and paid by the mining pool operators against on-chain transactions independently obtained from the blockchain.

•
We evaluated the reasonableness of the prices utilized by the Company to value bitcoin by obtaining independent bitcoin prices and comparing those to the prices used by the Company.

•
We recalculated the Company’s recorded mining revenue per the calculation prescribed in the FPPS payout method, based on the hash calculation service provided to the mining pool operators, using independently obtained blockchain contractual inputs and independent bitcoin prices.

•
We undertook an analytical review of total bitcoin mining revenue expected to be recognized by the Company by assessing the total hash rate contributed onto the network by the Company against total block rewards and transaction fees issued over the year.

•
For the mining revenue generated through colocation facilities, we developed an expectation for the hash rate provided to the mining pool operators and the mining revenue earned, and compared our expectation to the amount recorded by the Company.

Digital Assets Held

As disclosed in Note 1 and Note 4 to the financial statements, the Company has changed its method of accounting for digital assets (bitcoin) to fair value, with changes in fair value recognized in net loss, effective as of January 1, 2024 due to the adoption of Accounting Standards Update (“ASU”) No. 2023-08, Intangibles-Goodwill and Other-Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”). As of December 31, 2024, the Company’s digital assets amounted to appropriately $14.0 million with $11.6 million held by a third-party custodian and $2.4 million held in self-custody wallets.

We identified digital assets held as a critical audit matter due to the nature and extent of audit effort required to obtain sufficient appropriate audit evidence to address the risks of material misstatement related to the existence and ownership of digital assets held.

The primary procedures we performed to address this critical audit matter included the following, among others:

•
We noted the controls within the Company’s private key management process including controls related to physical access and segregation of duties across the processes.

•
We obtained evidence that management has control of the private key required to access digital assets held through observing the Company’s execution of key ceremony for self-custodied wallets, observing the wallet signed in using private key, and observing the movement of selected digital assets from the Company’s wallet.

•
We independently and directly confirmed the balance and ownership of digital assets that are held by the third-party custodian.

•
We independently obtained evidence from public blockchains to test the existence of digital assets transactions.

•
We examined supporting sale and cash receipt evidence for digital assets sales, including management’s processes for calculating any gains or losses on sales of digital assets.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2018.

Houston, Texas

March 31, 2025

LM FUNDING AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2024	2023

Assets
Cash	$3,378,152	$2,401,831
Digital assets - current (Note 4)	9,021,927	3,416,256
Finance receivables	21,051	19,221
Marketable securities (Note 7)	27,050	17,860
Receivable from sale of Symbiont assets (Note 7)	200,000	200,000
Prepaid expenses and other assets	827,237	4,067,212
Income tax receivable	31,187	31,187
Current assets	13,506,604	10,153,567

Fixed assets, net (Note 5)	18,376,948	24,519,610
Intangible assets, net (Note 5)	5,478,958	-
Deposits on mining equipment (Note 6)	467,172	20,837
Notes receivable from Seastar Medical Holding Corporation (Note 7)	-	1,440,498
Long-term investments - equity securities (Note 7)	4,255	156,992
Investment in Seastar Medical Holding Corporation (Note 7)	200,790	1,145,486
Digital assets - long-term (Note 4)	5,000,000	-
Operating lease - right of use assets (Note 9)	938,641	189,009
Other assets	73,857	86,798
Long-term assets	30,540,621	27,559,230
Total assets	$44,047,225	$37,712,797

Liabilities and stockholders' equity
Accounts payable and accrued expenses	989,563	2,064,909
Note payable - short-term (Note 8)	386,312	567,586
Due to related parties (Note 11)	15,944	22,845
Current portion of lease liability (Note 9)	170,967	110,384
Total current liabilities	1,562,786	2,765,724

Note payable - long-term (Note 8)	6,365,345	-
Lease liability - net of current portion (Note 9)	776,535	85,775
Long-term liabilities	7,141,880	85,775
Total liabilities	8,704,666	2,851,499

Stockholders' equity (Note 12)
Preferred stock, par value $.001; 150,000,000 shares authorized; no shares issued and outstanding as of December 31, 2024 and December 31, 2023	-	-
Common stock, par value $.001; 350,000,000 shares authorized; 5,133,412 shares issued and outstanding as of December 31, 2024 and 2,492,964 as of December 31, 2023	4,602	2,493
Additional paid-in capital	102,685,470	95,145,376
Accumulated deficit	(65,662,731)	(58,961,461)
Total LM Funding America stockholders' equity	37,027,341	36,186,408
Non-controlling interest	(1,684,782)	(1,325,110)
Total stockholders' equity	35,342,559	34,861,298
Total liabilities and stockholders’ equity	$44,047,225	$37,712,797

The accompanying notes are an integral part of these consolidated financial statements.

LM FUNDING AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2024	2023
Revenues:
Digital mining revenues	$10,432,605	$12,289,131
Specialty finance revenue	443,599	550,445
Rental revenue	123,444	144,514
Total revenues	10,999,648	12,984,090
Operating costs and expenses:
Digital mining cost of revenues (exclusive of depreciation and amortization shown below)	6,990,856	9,406,940
Staff costs and payroll	4,556,781	5,858,736
Depreciation and amortization	7,774,161	4,983,480
Gain on fair value of Bitcoin, net	(7,350,805)	-
Impairment loss on mining equipment	1,379,375	-
Impairment loss on mined digital assets	-	965,967
Realized gain on sale of mined digital assets	-	(2,070,508)
Professional fees	2,057,165	1,863,038
Selling, general and administrative	817,041	851,806
Real estate management and disposal	159,913	146,716
Collection costs	41,043	29,875
Settlement costs with associations	-	10,000
Loss on disposal of assets	136,100	9,389
Other operating costs	899,569	999,959
Total operating costs and expenses	17,461,199	23,055,398
Operating loss	(6,461,551)	(10,071,308)
Unrealized gain on marketable securities	9,190	13,570
Impairment loss on prepaid machine deposits	(12,941)	(36,691)
Impairment loss on prepaid hosting deposits	-	(184,236)
Unrealized loss on investment and equity securities	(1,097,433)	(9,771,050)
Impairment loss on Symbiont assets	-	(750,678)
Gain on fair value of purchased Bitcoin, net	39,197	-
Realized gain on securities	-	4,420
Realized gain on sale of purchased digital assets	-	1,917
Gain on adjustment of note receivable allowance	-	1,052,542
Other income - coupon sales	4,490	639,472
Other income - financing revenue	-	37,660
Interest expense	(443,700)	-
Interest income	307,316	249,586
Loss before income taxes	(7,655,432)	(18,814,796)
Income tax expense	-	(60,571)
Net loss	$(7,655,432)	$(18,875,367)
Less: loss attributable to non-controlling interest	340,056	2,931,113
Net loss attributable to LM Funding America Inc.	$(7,315,376)	$(15,944,254)
Less: deemed dividends (Note 12)	(6,794,924)	-
Net loss attributable to common shareholders	$(14,110,300)	$(15,944,254)

Basic loss per common share (Note 1)	$(5.02)	$(6.98)
Diluted loss per common share (Note 1)	$(5.02)	$(6.98)

Weighted average number of common shares outstanding
Basic	2,808,064	2,283,836
Diluted	2,808,064	2,283,836

The accompanying notes are an integral part of these consolidated financial statements.

LM FUNDING AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECMEBER 31, 2024 AND 2023

	Common Stock
	Shares	Amount	Additional paid-in capital	Accumulated Deficit	Non-Controlling Interest	Total Equity
Balance - December 31, 2022	2,232,964	$2,233	$92,206,200	$(43,017,207)	$1,606,003	$50,797,229
Stock option expense	-	-	1,843,731	-	-	1,843,731
Stock compensation	260,000	260	1,095,445	-	-	1,095,705
Net loss	-	-	-	(15,944,254)	(2,931,113)	(18,875,367)
Balance - December 31, 2023	2,492,964	$2,493	$95,145,376	$(58,961,461)	$(1,325,110)	$34,861,298
Stock option expense	-	-	443,220	-	-	443,220
Stock compensation	-	-	76,322	-	-	76,322
Cumulative effect of change in accounting principle (See Note 1)	-	-	-	614,106	-	614,106
Stock issued for option exercise	6,219	6	24,994	-	-	25,000
Member distributions	-	-	-	-	(19,616)	(19,616)
Stock issued for services	29,674	30	99,971	-	-	100,001
Warrant exercise	2,326,555	1,795	4,747,176	-	-	4,748,971
Shares issued for cash in public offering, net	278,000	278	2,148,411	-	-	2,148,689
Net loss	-	-	-	(7,315,376)	(340,056)	(7,655,432)
Balance - December 31, 2024	$5,133,412	$4,602	$102,685,470	$(65,662,731)	$(1,684,782)	$35,342,559

The accompanying notes are an integral part of these consolidated financial statements.

LM FUNDING AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,655,432)	$(18,875,367)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	7,774,161	4,983,480
Noncash lease expense	109,842	98,536
Amortization of debt issue costs	35,435	-
Stock compensation	76,322	1,095,705
Stock option expense	443,220	1,843,731
Professional fees paid in common shares	100,001	-
Accrued investment income	(197,104)	(159,692)
Digital assets other income	(4,490)	-
Gain on fair value of Bitcoin, net	(7,390,002)	-
Impairment loss on mining machines	1,379,375	-
Impairment loss on digital assets	-	965,967
Impairment loss on mining machine deposits	12,941	36,691
Impairment loss on hosting deposits	-	184,236
Impairment loss on Symbiont assets	-	750,678
Unrealized gain on marketable securities	(9,190)	(13,570)
Realized gain on securities	-	(4,420)
Unrealized loss on investment and equity securities	1,097,433	9,771,050
Loss on disposal of fixed assets	136,100	9,389
Allowance for loss on debt security	-	-
Proceeds from securities	-	744,036
Realized gain on sale of digital assets	-	(2,072,425)
Reversal of allowance loss on debt security	-	(1,052,542)
Investments in marketable securities	-	(739,616)
Change in operating assets and liabilities:
Prepaid expenses and other assets	3,781,133	189,407
Hosting deposits	(12,941)	(36,691)
Repayments to related party	(6,901)	(52,643)
Accounts payable and accrued expenses	(1,075,346)	177,478
Mining of digital assets	(10,432,605)	(12,289,131)
Proceeds from sale of digital assets	-	10,874,701
Lease liability payments	(108,131)	(95,948)
Income tax receivable	-	262,279
Net cash used in operating activities	(11,946,179)	(3,404,681)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net collections of finance receivables - original product	1,059	(6,428)
Net collections of finance receivables - special product	(2,889)	14,009
Capital expenditures	(1,732,472)	(1,625,284)
Proceeds from sale of fixed assets	78,806	-
Acquisition of Tech Infrastructure JV I LLC assets	(3,642,870)	-
Investment in note receivable	(3,587,195)	(125,000)
Collection of note receivable	-	2,651,943
Collection of note receivable - related party	1,449,066	-
Investment in digital assets	(485,500)	(35,157)
Proceeds from sale of digital assets	8,309,104	27,815
Proceeds from the sale of tether	11,928	-
Symbiont asset acquisition	-	1,800,000
Financing activities for Symbiont asset acquisition	-	(402,361)
Distribution to members	(19,616)	-
Net cash provided by investing activities	379,421	2,299,537
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	6,329,910	-
Insurance financing repayments	(709,491)	(624,481)
Exercise of warrants	4,748,971
Exercise of options	25,000	-
Proceeds from equity offering	2,148,689	-
Issue costs for the issuance of common stock	-	(106,550)
Net cash provided by (used in) financing activities	12,543,079	(731,031)
NET INCREASE (DECREASE) IN CASH	976,321	(1,836,175)
CASH - BEGINNING OF PERIOD	2,401,831	4,238,006
CASH - END OF PERIOD	$3,378,152	2,401,831

SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES
Insurance financing	$528,217	$716,292
ROU assets and lease obligation recognized	$859,474	$21,887
Reclassification of mining equipment deposit to fixed assets, net	$-	$1,177,226
Capital expenditures in accrued liabilities	$-	$1,035,374
Reclassification of Reverse stock split	$-	$10,859
Tech infrastructure note receivable applied towards acquisition	$3,775,731	$-
Change in accounting principle (see Note 1)	$614,106	$-
SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION
Cash paid for taxes	$-	$-
Cash paid for interest	$430,232	$-

The accompanying notes are an integral part of these consolidated financial statements.

LM FUNDING AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

Note 1. Summary of Significant Accounting Policies

Nature of Operations

LM Funding America, Inc. (“we”, “our”, “LMFA” or the “Company”) was formed as a Delaware corporation on April 20, 2015.

LMFA is the sole member of several entities including LM Funding, LLC, which was organized in January 2008, US Digital Mining and Hosting Co., LLC ("US Digital"), which was formed on September 10, 2021 ("US Digital"); LMFA Financing LLC, formed on November 23, 2020, and LMFAO Sponsor LLC, created on October 29, 2020 (LMFA is a majority member of LMFAO Sponsor LLC). US Digital has created various 100% owned subsidiaries to engage in business in various states in connection with its Bitcoin mining business.

LMFAO Sponsor LLC created a majority owned subsidiary LMF Acquisition Opportunities Inc. on October 29, 2020 which was organized as a special purpose acquisition company that completed an initial public offering in January 2021, whereupon the Company ceased to be majority owned by LMFA. LMF Acquisition Opportunities Inc. was subsequently merged with Seastar Medical Holding Corporation on October 28, 2022.

The Company also from time to time organizes other subsidiaries to serve a specific purpose or hold a specific asset.

Lines of Business

The Company currently operates two lines of business: our cryptocurrency mining business and our specialty finance business.

The Bitcoin mining operation deploys our computing power to mine Bitcoin on the Bitcoin network. We conduct this business through our wholly owned subsidiary, US Digital, a Florida limited liability company, which we formed in 2021 to develop and operate our Bitcoin mining business. With respect to our specialty finance business, the Company has historically engaged in the business of providing funding to nonprofit community associations primarily located in the state of Florida. We offer incorporated nonprofit community associations, which we refer to as “Associations,” a variety of financial products customized to each Association’s financial needs.

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

Principles of Consolidation

The consolidated financial statements include the accounts of LMFA and its wholly-owned subsidiaries: LM Funding, LLC; REO Management Holdings, LLC (including all 100% owned subsidiary limited liability companies); LM Funding of Colorado, LLC; LM Funding of Washington, LLC; LM Funding of Illinois, LLC; US Digital (includes all 100% owned subsidiary limited liability companies) and various single purpose limited liability corporations owned by REO Management Holdings, LLC which own various properties. It also includes LMFA Sponsor LLC (a 69.5% owned subsidiary). All significant intercompany balances have been eliminated in consolidation.

Basis of Presentation

The consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The Company prepares its consolidated financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”).

Reclassification

Certain prior period immaterial amounts have been reclassified to conform to the current period presentation, including a $9 thousand reclassification of "Loss on disposal of assets" from other income (loss) to operating income for the year ended December 31, 2023. These reclassifications had no effect on the reported results of operations.

Liquidity

The accompanying consolidated financial statements of the Company have been prepared assuming the Company will continue as a going concern. The going concern basis of presentation assumes that the Company will continue in operation one year after the date these financial statements are issued and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. The evaluation of going concern under the accounting guidance requires significant judgment which involves the Company to consider that it has historically incurred losses in recent years as it has prepared to grow its business through expansion and acquisition opportunities. The Company must also consider its current liquidity as well as future market and economic conditions that may be deemed outside the control of the Company as it relates to obtaining financing and generating future profits. As of December 31, 2024, the Company had $3.4 million available cash on-hand and Bitcoin with a fair market value of $14.0 million (of which $5.0 million is pledged as collateral against outstanding borrowings and classified within "Digital assets - long-term" on the consolidated balance sheets). After considering its current liquidity and future market and economic conditions, the Company has concluded there is no substantial doubt about the Company’s ability to continue as a going concern.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates include long-lived asset impairment, the evaluation of probable losses on balances due from a related party, the realization of deferred tax assets, the evaluation of contingent losses related to litigation and reserves on notes receivables. Our estimates may change, however, as new events occur and additional information is obtained, and any such changes will be recognized in the consolidated financial statements.

Segment and Reporting Unit Information

Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Chief Executive Officer and Chief Financial Officer of the Company are determined to comprise the CODM, as a group. The Company has two operating segments as of December 31, 2024, which we refer to as Specialty Finance and Bitcoin Mining Operations. Our corporate oversight function and other components that may earn revenues that are only incidental to the activities of the Company are aggregated and included in the “All Other” category. See Note 13, “Segment Information”.

Cash

The Company maintains cash balances at several financial institutions that are insured under the Federal Deposit Insurance Corporation’s (“FDIC”) Transition Account Guarantee Program. Balances with the financial institutions may exceed federally insured limits. We have approximately $2.3 million of cash in various institutions that exceed the FDIC or SIPC insurance coverage limit of $250,000.

Digital Assets

Bitcoin are included in current assets in the consolidated balance sheets due to the Company’s ability to sell Bitcoin in a highly liquid marketplace and such Bitcoin holdings are expected to be realized in cash or sold or consumed during the normal operating cycle of the Company. As a result of adopting ASC 350-60 on January 1, 2024, Bitcoin is measured at fair value as of each reporting period (see Recently Issued Accounting Pronouncements). The fair value of Bitcoin is measured using the period-end closing Bitcoin price from its principal market in accordance with ASC 820, Fair Value Measurement. Since Bitcoin is traded on a 24-hour period, the Company utilizes the price as of midnight UTC time on the date earned, which aligns with the Company's revenue recognition cut-off. The increase and decrease in fair value from each reporting period is reflected on the consolidated statements of operation as "Gain on fair value of Bitcoin, net". The Company sells Bitcoin and such gains and losses from such transactions are measured as the difference between the cash proceeds and the carrying basis of Bitcoin as determined on a First In-First Out ("FIFO") basis and are recorded within "Gain on fair value of Bitcoin, net".

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

Bitcoin, which is non-cash consideration earned by the Company through its mining activities, are included as a reconciling item as a cash outflow within operating activities on the accompanying consolidated statements of cash flows. The cash proceeds from the sales of Bitcoin are classified based on the holding period in which the Bitcoin are held. ASC 350-60 specifies that Bitcoin converted nearly immediately into cash would qualify as cash flows from operating activities and all other sales would qualify as investing activities. In prior fiscal periods, the Company did not hold its Bitcoin for extended periods of time and such sales proceeds prior to the adoption of ASC 350-60 were reported as cash flows from operating activities. Upon adoption of ASC 350-60, the Company evaluates its sales of Bitcoin and will record Bitcoin sold nearly immediately as operating cash flows and the remainder will be recorded as investing activities. During the year ended December 31, 2024, all proceeds from Bitcoin sales were classified as investing activities.

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

The Company classifies mining machine deposit payments within "Deposits on mining equipment" in the consolidated balance sheets. As mining machines are received, the respective cost of the mining machines plus the related shipping and customs fees are reclassified from "Deposits on mining equipment" to "Fixed assets, net" in the consolidated balance sheet. Refer to Note 5. As part of its periodic review of its fixed asset groups during the fourth quarter of 2023, the Company changed the estimated useful life for its mining machines from 5 years to 4 years. The changes are accounted for on a prospective basis from the date of change.

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

Equipment Purchases

We purchased 125 S19 XP machines on January 15, 2023 from Bitmain for an aggregate purchase price of approximately $1.1 million, which were delivered in April 2023. We also paid $0.3 million to acquire an additional 101 S19 XP machines from Bitmain which were delivered in May 2023.

We ordered 300 S21 Bitmain machines in January 2024 for an aggregate purchase price of approximately $1.1 million which were delivered in two shipments during March 2024 and April 2024. In December 2024, we ordered 270 S21 Bitmain machines for an aggregate purchase price of $1.2 million, of which $0.6 million was paid as a downpayment in December 2024 (comprised of $0.4 million in cash and $0.2 million in coupons).

Right to Use Assets

The Company capitalizes all leased assets pursuant to ASU 2016-02, "Leases (Topic 842)," which requires lessees to recognize right-of-use assets and lease liability, initially measured at present value of the lease payments, on its balance sheet for leases with terms longer than 12 months and classified as either financing or operating leases. As of December 31, 2024 and 2023, right to use assets, net of accumulated amortization, was approximately $0.9 million and $0.2 million.

Impairment of Long-Lived Assets

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment amount is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. There was no impairment of long-lived assets for the years ended December 31, 2024 and 2023.

Revenue Recognition - Bitcoin Mining

Our accounting policy on revenue recognition for our Bitcoin mining segment is provided below.

Step 1: The Company enters into a contract with a Bitcoin mining pool operator (i.e., the Customer) to provide hash calculations to the mining pools. The contract is terminable at any time by either party and thus the contract term is shorter than a 24-hour period and the contracts are continuously renewed. The Company provides services solely for Bitcoin mining and the fees charged during the year ended December 31, 2024 by the Customer were approximately 0.5% of the total daily Bitcoin mined.

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

Step 3: The transaction consideration the Company earns is non-cash consideration in the form of Bitcoin, which the Company measures at fair value at 23:59:59 UTC on the date of contract inception using the Company's principal market for Bitcoin. Although the contract renews continuously throughout the day, and thus the value of the consideration should be assessed continuously throughout the day, the Company has concluded that using the 23:59:59 UTC Bitcoin price each day does not result in a materially different outcome. According to the Customer contract, daily settlements are made to the Company by the Customer based on the hash calculations provided over contract periods and the payout is made at approximately 01:00 UTC the following day. When participating in ratable share pools, in exchange for providing hash calculations the Company is entitled to a fractional share of the Bitcoin award the Customer receives for successfully adding a block to the blockchain, plus a fractional share of the transaction fees attached to that blockchain. The Company’s fractional share is based on the proportion of hash calculations the Company contributed to the Customer compared to the total hash calculations contributed by all mining pool participants in solving the current algorithm. When participating in a Full Pay Per Share (“FPPS”) mining pool, in exchange for providing hash calculations to the pool the Company is entitled to compensation, calculated on a daily basis, at an amount that approximates the total Bitcoin that could have been mined using the Company’s hash calculations, calculated on a look-back basis across previous blocks using the pools hash rate index. The transaction consideration the Company earns is variable since it is dependent on the daily computing power provided by the Company under the FPPS model and total Bitcoin earned by the under the ratable share model. There are no other forms of variable considerations, such as discounts, rebates, refunds, credits, price concessions, incentives, performance bonuses, penalties, or other similar items. The sum of the block reward and transaction fees earned by the Company is reduced by mining pool fees charged by the Customer for operating the mining pool based on a rate schedule per the mining pool contract. The mining pool fee is only incurred to the extent we perform hash calculations and generate revenue in accordance with the Customer’s payout formula during the continuously renewed contract periods beginning mid-night UTC and ending 23:59:59 UTC daily. This amount represents consideration paid to the Customer and is thus reported as a reduction in revenue.

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

Step 5: The Company’s performance is complete in transferring the hash calculations over-time to the customer and the customer obtains control of the contributed hashrate. The performance obligation of hash calculations is fulfilled over time, as opposed to a point in time, because the Company provides the hash calculations throughout the contract period and the customer simultaneously obtains control of it and uses the asset to produce Bitcoin. There are no deferred revenues or other liability obligations recorded by the Company since there are no payments in advance of the performance. Bitcoin earned by the Company through its mining activities are included within operating activities on the accompanying consolidated statements of cash flows.

Cost of Revenues - Digital Assets

The Company includes energy costs and external co-location mining hosting fees in cost of revenues. Depreciation of mining machines is included within "Depreciation and amortization" in the Consolidated Statements of Operations.

For our Oklahoma mining site, the energy costs are incurred at market with no power purchase agreements for a fixed future rate. We have a Will Serve agreement with the local energy company that provides credits based on amount of electricity provided and based on reducing power consumption upon peak demand times.

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

Hosting Contracts

On May 6, 2024, the Company entered into a hosting agreement (the “Arthur Hosting Agreement”) with Tech Infrastructure pursuant to which Tech Infrastructure agreed to host approximately 3,000 of the Company's Bitcoin Miner S19J Pro machines at a secure location and provide power, maintenance and other services specified in the contract with a term of nine months. On July 17, 2024, the Company amended the contract to allow for an extension of the contract of one month. On December 6, 2024, US Digital completed the previously announced acquisition (the “Acquisition”) of the hosting facility (refer to Note 3), subsequent to the acquisition the Company continued to operate the hosting site under its own management.

On September 5, 2022, the Company, through its wholly-owned subsidiary US Digital, entered into a hosting agreement (the “Core Hosting Agreement”) with Core pursuant to which Core, under various additional orders, agreed to host approximately 3,000 of the Company's Bitcoin miner machines at a secure location and provide power, maintenance and other services specified in the contract with a term of one year, with automatic renewals unless either party notifies the other party in writing not less than ninety (90) calendar days before such renewal of its desire for the order not to renew unless terminated sooner pursuant to the terms of the Core Hosting Agreement. The Company entered into a number of amendments in 2023 and 2024 that resulted in Core hosting a total of approximately 4,870 miners as of March 31, 2024. The amended Hosting Agreement resulted in the terms of the hosting arrangement expiring with respect to approximately 4,000 miners on May 31, 2024 while allowing the terms of the hosting arrangement to continue with respect to approximately 800 miners through December 31, 2024.

As required under the Core Hosting Agreement, the Company paid a $2.2 million deposit as of December 31, 2023. Under the terms of the amended Hosting Agreement, the deposit related to the 4,000 miners that were removed was applied to our invoices. As of December 31, 2024 and December 31, 2023, the Company had 0.2 million and $2.1 million of the prepaid deposit remaining with Core, respectively.

In December 2022, Core filed for Chapter 11 bankruptcy in the U.S. Bankruptcy Court for the Southern District of Texas and exited bankruptcy in January 2024 . Core's bankruptcy filing did not negatively impact our mining ability at their sites.

On May 5, 2023, the Company entered into a hosting agreement (the “GIGA Hosting Agreement”) with GIGA pursuant to which GIGA agreed to host 1,080 of the Company's Bitcoin Miner S19J Pro machines at a secure location and provide power, maintenance and other services specified in the contract with a term of one year. On April 12, 2024, the Company amended the contract to allow for an extension of the contract with a 60 day termination notice. As required under the GIGA Hosting Agreement, the Company paid $173 thousand as a pre-payment in May 2023 and paid a refundable deposit of $173 thousand in August 2023. The hosting agreement was terminated with GIGA as of June 30, 2024. As of December 31, 2024 and December 31, 2023, respectively, the Company had nil and $117 thousand of prepaid deposits remaining with GIGA, respectively. All of the machines hosted by Giga were moved to a third-party warehouse in July 2024 and were relocated to our Oklahoma hosting site as of December 31, 2024.

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

Coupon Sales

From time to time the Company receives coupons from Bitmain to incentivize purchases of equipment. Coupons have a stated face value in dollars and can be applied against future invoices for purchased machines. Coupons are transferable and there are not restrictions on the sale to third parties. Occasionally, the Company sells coupons to third parties in exchange for cash consideration or digital assets. As there is currently no active market for the buying and selling of Bitmain coupons, the Company has determined that the fair value of coupons received is nil at the time of receipt therefore revenue associated with the sale of such coupons is not recognized until the sale transaction has been completed and consideration has been received from the third party. During the year ended December 31, 2024 and December 31, 2023, the Company sold Bitmain coupons for $4 thousand and $639 thousand, respectively, which was recognized as other income within "Other income - coupon sales" in the Consolidated Statements of Operations.

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

Under ASC 740-10-30-5, Income Taxes, deferred tax assets should be reduced by a valuation allowance if, based on the weight of available evidence, it is more-likely-than-not (i.e., a likelihood of more than 50%) that some portion or all of the deferred tax assets will not be realized. The Company considers all positive and negative evidence available in determining the potential realization of deferred tax assets including, primarily, the recent history of taxable earnings or losses. Based on operating losses reported by the Company during 2023, 2022, 2020 and 2019, the Company concluded there was not sufficient positive evidence to overcome this recent operating history. As a result, the Company believes that a valuation allowance is necessary based on the more-likely-than-not threshold noted above. During the year ended December 31, 2024, the Company increased the valuation allowance to approximately $16.2 million to reflect a change in deferred tax assets. During the year ended December 31, 2023, the Company increased the valuation allowance to $14.1 million to reflect a change in deferred tax assets.

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

The Company issued approximately nil and 260 thousand restricted shares during the year ended December 31, 2024 and 2023. The weighted average shares used in calculating loss per share for the year ended December 31, 2023 includes 173,333 restricted shares that were fully vested as of December 31, 2023 based on their respective vesting date and excludes 86,667 restricted shares that were legally issued but not vested as of December 31, 2023. Such shares were fully vested during the year ended December 31, 2024. The Company issued 2,640,448 and nil shares of common stock at various times during 2024 and 2023, respectively. The Company has weighted average these new shares in calculating income (loss) per share for the relevant period.

Diluted income (loss) per share for the period equals basic loss per share as the effect of any convertible notes, stock based compensation awards, cancellation of such awards or stock warrants would be anti-dilutive.

The anti-dilutive stock based compensation awards and convertible notes consisted of:

	December 31, 2024	December 31, 2023
Stock Options	593,378	599,597
Stock Warrants	4,747,547	1,274,807
Restricted Shares	-	86,667

The following table illustrates the computation of basic and diluted EPS for the years ended December 31, 2024 and 2023:

	Year ended December 31, 2024			Year ended December 31, 2023
	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net loss attributable to LM Funding America Inc.	$(7,315,376)			$(15,944,254)
Less: deemed dividends	$(6,794,924)			-
Basic and diluted EPS
Net loss attributable to common shareholders	$(14,110,300)	2,808,064	$(5.02)	$(15,944,254)	2,283,836	$(6.98)

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

Financing of Insurance Premium – the Company financed the purchase of various insurance policies during the year ended December 31, 2024 and 2023 in the amount of approximately $528 thousand and $716 thousand, respectively, using a finance agreement.

ROU assets and operating lease obligation recognized - Due to the extension of its office building operating lease during the year ended December 31, 2024, the Company remeasured its lease liability and ROU asset associated with the lease. The Company also recognized a lease liability and ROU asset related to the acquired land lease as part of the Arthur acquisition (refer to Note 3). During the year ended December 31, 2023 the company recognized a lease liability and ROU asset related to the extension of an office equipment lease. The total adjustment to the right-of-use asset and lease liability was $0.9 million and $0.2 million for the years ended December 31, 2024 and 2023, respectively.

Tech infrastructure note receivable applied towards acquisition - during the year ended December 31, 2024, the Company acquired the Oklahoma site, of which $3.8 million of the purchase price was credited against outstanding loans, including accrued interest, made by the Company and its affiliates to Seller.

Reclassification of mining equipment deposit to fixed assets, net - During the year ended December 31, 2024 and 2023 as mining machines were received, the Company reclassified approximately nil and $1.2 million of mining machine costs plus related shipping and customs fees from "Deposits on mining equipment" to "Fixed assets, net" in the consolidated balance sheets, respectively.

Amount of capital expenditures in accounts payable and accrued expenditures - During the year ended December 31, 2024 and 2023, approximately nil and $1.0 million of accrued expenditures were capitalized as fixed assets, respectively.

Reclassification of reverse stock split - During the year ended December 31, 2024 and 2023, approximately nil and $11 thousand was reclassified from common stock to additional paid in capital, respectively, as a result of the reverse stock split.

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

In November 2023, the FASB issued ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which addresses improvements to reportable segment disclosures. The guidance is effective for annual periods beginning after December 15, 2023, and interim periods beginning after December 15, 2024, applied retrospectively with early adoption permitted. The new guidance requires incremental disclosures in annual and interim periods related to a public entity's reportable segments, particularly on segment expenses, but does not change the definition of a segment, the method for determining segments, or the criteria for aggregating operating segments into reportable segments. The Company has applied the new guidance to its segment disclosures. Refer to Note 13.

There were no other new accounting pronouncements adopted during the year ended December 31, 2024 or 2023 that were determined to have a material effect on the Company's financial position, results of operations or cash flows.

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

In March 2024, the FASB issued ASU 2024-01, Scope Application of Profits Interest and Similar Awards (“ASU 2024-01”), which clarifies how an entity determines whether a profits interest or similar award is (1) within the scope of ASC 718 - Compensation - Stock Compensation or (2) not a share-based payment arrangement and therefore within the scope of other guidance. The guidance in ASU 2024-01 applies to all entities that issue profits interest awards as compensation to employees or nonemployees in exchange for goods or services. ASU 2024-01 is effective for public business entities for annual periods beginning after December 15, 2024, including interim periods within those periods. The Company evaluated and concluded that there is no impact of this new guidance will have on its financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires public business entities to provide additional disclosures in the notes to financial statements, disaggregating specific expense categories within relevant income statement captions. The prescribed categories include purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depreciation, depletion, and amortization related to oil-and-gas producing activities. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on its financial statement disclosures.

In November 2024, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2024-04, Debt—Debt with Conversion and Other Options: Induced Conversions of Convertible Debt Instruments (“ASU 2024-04”), which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion or extinguishments of convertible debt. ASU 2024-04 is effective for annual reporting periods beginning after December 15, 2025, and interim periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the impact of the standard on its consolidated financial statements and related disclosures.

On December 14, 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which requires more detailed income tax disclosures. The standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adoption of the standard.

Note 2. Revisions to previously issued financial statements

In connection with the preparation of the Company’s Consolidated Financial Statements as of and for the period ended December 31, 2024, the Company identified errors in relation to the accounting for the change in depreciation life for the Bitcoin miners when accelerating such life as of January 1, 2024 from 60 months to 48 months.

The Company has a history of cash loses and as such believes most investors rely on EBITDA, Core EBITDA and cash used/provided by operations on the Statement of Cashflows as metrics for evaluating the performance of the Company. As such the overstatement of depreciation expense does not impact such metrics.

The errors did have an impact on net property, plant and equipment and depreciation expense of approximately $449,800 as of and for the three months ended March 31, 2024, approximately $464,300 as of and for the three months ended June 30, 2024 and approximately $413,800 as of and for the three months ended September 30, 2024. The error did not impact revenues or net loss before income tax expense for any of the fiscal years ended December 31, 2024 and 2023 as the errors were corrected during the three months ended December 31, 2024.

The Company assessed the materiality of the errors, including the presentation on prior periods consolidated financial statements, on a qualitative and quantitative basis in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 99, Materiality and SAB No. 108 on Quantifying Financial Statement Errors, codified in Accounting Standards Codification Topic 250, Accounting Changes and Error Corrections. The Company concluded that these errors and the related impacts did not result in a material misstatement of our previously issued consolidated financial statements as of and for the year ended December 31, 2023 and our previously issued unaudited consolidated interim financial statements as of and for the periods ended March 31, 2024, June 30, 2024 and September 30, 2024. The Company has corrected the relevant prior periods of our consolidated financial statements and adjusted the disclosures included within Note 5.

A summary of the corrections to the impacted financial statement line items from our previously issued financial statements are presented below:

Consolidated Balance Sheets (unaudited)

	As of March 31, 2024
	As previously reported	As revised
Fixed assets, net (Note 5)	$20,897,314	$21,347,186
Long-term assets	$24,918,333	$25,368,205
Total assets	$40,155,382	$40,605,254
Accumulated deficit	$(56,857,610)	$(56,407,738)
Total stockholders' equity	$38,472,110	$38,921,982

	As of June 30, 2024
	As previously reported	As revised
Fixed assets, net (Note 5)	$19,671,511	$20,585,726
Long-term assets	$22,648,825	$23,563,040
Total assets	$34,137,151	$35,051,366
Accumulated deficit	$(62,930,465)	$(62,016,250)
Total stockholders' equity	$31,010,356	$30,096,141

	As of September 30, 2024
	As previously reported	As revised
Fixed assets, net (Note 5)	$17,311,254	$18,639,268
Long-term assets	$25,235,055	$26,563,069
Total assets	$36,535,867	$37,863,881
Accumulated deficit	$(67,628,539)	$(66,300,525)
Total stockholders' equity	$28,591,750	$29,919,764

Consolidated Statements of Operations (unaudited)
	For the Three Months Ended March 31, 2024
	As previously reported	As revised
Depreciation and amortization	$2,426,068	$1,976,196
Total operating costs and expenses	$4,185,002	$3,735,130
Operating income	$562,602	$1,012,474
Income before income taxes	$1,903,966	$2,353,838
Net income	$1,903,966	$2,353,838
Net income attributable to LM Funding America Inc.	$1,489,745	$1,939,617
Net income attributable to common shareholders	$1,489,745	$1,939,617

	For the Three Months Ended June 30, 2024		For the Six Months Ended June 30, 2024
	As previously reported	As revised	As previously reported	As revised
Depreciation and amortization	$2,339,702	$1,875,359	$4,765,770	$3,851,555
Total operating costs and expenses	$7,754,827	$7,290,484	$11,939,829	$11,025,614
Operating loss	$(4,743,480)	$(4,279,137)	$(4,180,878)	$(3,266,663)
Loss before income taxes	$(6,647,329)	$(6,182,986)	$(4,743,363)	$(3,829,148)
Net loss	$(6,647,329)	$(6,182,986)	$(4,743,363)	$(3,829,148)
Net loss attributable to LM Funding America Inc.	$(6,072,855)	$(5,608,512)	$(4,583,110)	$(3,668,895)
Net loss attributable to common shareholders	$(6,072,855)	$(5,608,512)	$(4,583,110)	$(3,668,895)

	For the Three Months Ended September 30, 2024		For the Nine Months Ended September 30, 2024
	As previously reported	As revised	As previously reported	As revised
Depreciation and amortization	$2,349,634	$1,935,835	$7,115,404	$5,787,390
Total operating costs and expenses	$5,669,795	$5,255,996	$17,651,681	$16,323,667
Operating loss	$(4,414,322)	$(4,000,523)	$(8,637,257)	$(7,309,243)
Loss before income taxes	$(4,803,117)	$(4,389,318)	$(9,546,480)	$(8,218,466)
Net loss	$(4,803,117)	$(4,389,318)	$(9,546,480)	$(8,218,466)
Net loss attributable to LM Funding America Inc.	$(4,698,074)	$(4,284,275)	$(9,281,184)	$(7,953,170)
Net loss attributable to common shareholders	$(6,402,379)	$(5,988,580)	$(10,985,489)	$(9,657,475)

Consolidated Statements of Cash Flows (unaudited)
	For the Three Months Ended March 31, 2024
	As previously reported	As revised
Net loss	$1,903,966	$2,353,838
Depreciation and amortization	$2,426,068	$1,976,196

	For the Six Months Ended June 30, 2024
	As previously reported	As revised
Net loss	$(4,743,363)	$(3,829,148)
Depreciation and amortization	$4,765,770	$3,851,555

	For the Nine Months Ended September 30, 2024
	As previously reported	As revised
Net loss	$(9,546,480)	$(8,218,466)
Depreciation and amortization	$7,115,404	$5,787,390

Note 3. Acquisition

On December 6, 2024, the Company acquired a 15MW mining site in Calumet Oklahoma from Arthur Mining for approximately $7.3 million and incurred an additional $118 thousand of purchase costs associated with the transaction. This asset acquisition included a lease for real property, power supply agreement, interconnection rights and mining site equipment.

The Company allocated the total consideration paid, including transaction costs, to the acquired assets based on their relative fair value, as follows:

Asset	Asset Category	Allocated Cost
Power and interconnection rights	Intangible	$5,497,282
Mining hosting equipment	Fixed Assets	$1,921,318

The Company determined that the acquired land lease qualifies as a finance lease due to the existence of a purchase option. As of December 31, 2024 a right of use asset and lease liability of $0.6 million was recognized based on the net present value of lease payments discounted using an estimated incremental borrowing rate of 10.1%.

Note 4. Digital Assets

Digital assets consisted of the following:

	December 31, 2024	December 31, 2023
Bitcoin	$9,019,205	$3,406,096
Tether	2,722	10,160
Digital assets - current	9,021,927	3,416,256
Bitcoin - long-term	5,000,000	-
Total digital assets	$14,021,927	$3,416,256

Bitcoin
	December 31, 2024	December 31, 2023
Number of Bitcoin held	150.2	95.1
Carrying basis - per Bitcoin	$65,332	$35,816
Fair value - per Bitcoin	$93,354	$42,273
Carrying basis of Bitcoin	$9,812,891	$3,406,096
Fair value of Bitcoin	$14,019,205	$4,020,202

The carrying basis represents the valuation of Bitcoin at the time the Company earns the Bitcoin through mining activities. The carrying basis for Bitcoin held prior to the adoption of ASU 2023-08 was determined on the "cost less impairment" basis. Fair value of Bitcoin was determined using Level 1 inputs. As of December 31, 2024 and 2023 approximately 54 Bitcoin (with an approximate fair value of $5.0 million) and nil Bitcoin were held in a custody account as collateral for the $5.0 million SE&AJ loan. Accordingly, the Company is restricted in its ability to use the Bitcoin separately held as collateral in the operation of its business. The Company regularly moves the collateral Bitcoin out of the collateral account when the fair value of such Bitcoin increases and deposits additional Bitcoin into the collateral account when the fair value of such Bitcoin decreases.

The following table presents a roll-forward of Bitcoin for the year ended December 31, 2024, based on the fair value model under ASU 2023-08:

Bitcoin
December 31, 2024
Bitcoin as of December 31, 2023	$3,406,096
Cumulative effect of the adoption of ASU 2023-08 (See Note 1)	614,106
Beginning balance: Bitcoin as of January 1, 2024	4,020,202
Addition of Bitcoin from mining activities	10,432,605
Purchase of Bitcoin	485,500
Disposition of Bitcoin from sales	(8,309,104)
Gain on fair value of purchased Bitcoin, net	39,197
Gain on fair value of Bitcoin, net	7,350,805
End of period	$14,019,205

The following table presents a roll-forward of Bitcoin for the year ended December 31, 2023, prior to the adoption of ASU 2023-08, based on the cost less impairment model under ASC 350:

December 31, 2023
Beginning of year	$888,026
Purchase of Bitcoin	35,157
Production of Bitcoin	12,289,131
Impairment loss on mined Bitcoin	(965,967)
Carrying amount of Bitcoin sold	(8,840,251)
End of period	3,406,096

Note 5. Fixed Assets and Intangible Assets, net

The components of fixed assets as of December 31, 2024 and 2023 are as follows:

	Useful Life (Years)	December 31, 2024	December 31, 2023
Mining machines	4	$28,852,428	$29,799,782
Mining site equipment	6-10	1,921,318	-
Real estate assets owned	30	80,057	80,057
Furniture, computer and office equipment	3-5	283,192	230,063
Gross fixed assets		31,136,995	30,109,902
Less: accumulated depreciation		(12,760,047)	(5,590,292)
Fixed assets, net		$18,376,948	$24,519,610

As of December 31, 2024 and 2023, there were approximately 5,840 and 5,900 mining machines, respectively, at various hosting sites. The Company’s depreciation expense recognized for the years ended December 31, 2024 and 2023 was approximately $7.8 million and $4.9 million thousand, respectively. The company changed the estimate of useful life as of January 1, 2024 from 60 months to 48 months.

In order to accommodate an expected incoming shipment of S21 mining machines in April 2024, management identified 365 mining machines at a Core hosting facility that would require relocation. As part of its impairment testing management considered the possible cashflows and probabilities associated with the relocation and continued use of 365 mining machines at a separate hosting facility location and the potential sale of such assets to a third-party. Based on the assessment performed, management concluded a sale was probable and an impairment of $1.2 million on the mining machines was recorded during the first quarter, which was calculated as the net carrying value of the 365 mining machines of $1.3 million less the expected sales price of $79 thousand. A loss was recorded on the Consolidated Statements of Operations as "Impairment loss on mining equipment" for the year ended December 31, 2024. On April 16, 2024, the 365 mining machines were sold to a third-party for $79 thousand. There was no additional loss recognized upon the asset sale. There was no impairment loss recorded on fixed assets during the year ended December 31, 2023.

During the years ended December 31, 2024 and 2023 approximately $136 thousand and $9 thousand, respectively, of loss related to the write-off of mining machines was recorded within "Loss on disposal of assets" in the consolidated statements of operations.

As described in Note 3, on December 6, 2024 the Company completed the Arthur acquisition which included the acquisition of mining site equipment of approximately $1.9 million.

Intangible assets as of December 31, 2024 and 2023 consist of the following:

	Useful Life (Years)	December 31, 2024	December 31, 2023
Power and interconnection rights	25	$5,497,282	$-
Gross intangible assets		5,497,282	-
Less: accumulated amortization		(18,324)	-
Total intangible assets, net		$5,478,958	$-

Intangible assets activity for the years ended December 31, 2024 and 2023 is as follows:

	December 31, 2024	December 31, 2023
Beginning balance	$-	$-
Intangible assets additions	5,497,282	2,804,902
Impairment loss on Symbiont assets	-	(750,678)
Amortization	(18,324)	(54,224)
Sale of asset	-	(2,000,000)
Total intangible assets, net	$5,478,958	$-

As part of the Arthur Acquisition the Company acquired certain power purchase contracts and interconnection rights with a fair value of approximately $5.5 million. Refer to Note 3.

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

The Company recognized $18 thousand and $54 thousand of amortization expense during the year ended December 31, 2024 and 2023.

Note 6. Deposit on Mining Equipment and Hosting Services

As further described in Note 1, the Company has entered into a series of mining machine purchase agreements, hosting and colocation service agreements in association with our Bitcoin mining operations which required deposits to be paid in advance of the respective asset or service being received.

As of December 31, 2024 and 2023, the Company had a total of $467 thousand and $20 thousand classified as "Deposits on mining equipment", respectively.

As of December 31, 2024 and 2023, the Company had a total of $0.2 million and $3.1 million in prepaid hosting services and hosting deposits classified as "Prepaid expenses and other assets", respectively.

Note 7. Investments

Marketable Securities

Our marketable equity securities are publicly traded stocks measured at fair value using quoted prices for identical assets in active markets and classified as Level 1 within the fair value hierarchy. Marketable equity securities as of December 31, 2024 and December 31, 2023 are as follows:

	Cost	Cost of Shares Sold	Gross Unrealized Gain (Loss)	Fair Value

Marketable equity securities, December 31, 2024	$17,860	$-	$9,190	$27,050

Marketable equity securities, December 31, 2023	$743,906	$(739,616)	$13,570	$17,860

Symbiont.IO

The Company entered into a secured promissory note and loan agreement with Symbiont.IO, Inc. (“Symbiont”) on December 1, 2021 under which the Company loaned Symbiont an aggregate principal amount of $2.0 million bearing interest at a rate of 16% per annum. The outstanding principal, plus any accrued and unpaid interest, became due and payable on December 1, 2022 but was not paid. The Symbiont note was secured by a first priority perfected security interest in the assets of Symbiont.

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

On December 26, 2023, the Company entered into an asset purchase agreement with Platonic Holdings, Inc. (“Platonic”) pursuant to which we agreed to sell to Platonic the Symbiont Assets. The sale of the Symbiont Assets closed on December 27, 2023. The sales proceeds were $2.0 million, of which $0.2 million was held in a customary indemnity escrow. Amounts held in escrow were recorded as "Receivable from the sale of Symbiont assets" in the consolidated balance sheets as of December 31, 2024 and December 31, 2023. The $0.2 million escrow amount was received in January 2025.

Notes receivable from Seastar Medical Holding Corporation.

LMFAO and SeaStar Medical

On October 28, 2022, LMFAO Sponsor LLC ("Sponsor") and SeaStar Medical Holding Corporation (“SMHC”) amended, restated, and consolidated certain previously issued promissory notes into one consolidated amended and restated promissory note with an aggregate principal amount of $2,785,000 (the “Amended Sponsor Note”). As of December 31, 2024, there was nil of principal and nil of accrued interest and as of December 31, 2023, there was $1,127 thousand of principal and $13 thousand of accrued interest on the Amended Sponsor Note included in Short-term investments – "Note receivable from Seastar Medical Holding Corporation." on the consolidated balance sheets.

On September 9, 2022, the Company entered into a Credit Agreement with SeaStar Medical pursuant to which the Company agreed to make advances to SeaStar Medical of up to $700,000 for general corporate purposes at an interest rate equal to 15% per annum. All advances made to SeaStar Medical under the Credit Agreement ("Original LMFA Note) and accrued interest were due and payable to LMFA on the maturity date. The agreement was modified on October 28, 2022 to reduce the interest rate to 7% per annum and the maturity date of the loan to October 30, 2023 ("amended LMFA Note"). During the year ended December 31, 2022, $700 thousand was loaned to Seastar Medical under the Credit Agreement. During the year ended December 31, 2023, repayments of approximately $529 thousand of principal was received from Seastar and approximately $125 thousand was loaned to Seastar Medical under the Credit Agreement. As of December 31, 2023 there was $296 thousand of principal and $3 thousand of accrued interest in Long-term investments – "Notes receivable from Seastar Medical Holding Corporation" and as of December 31, 2024 there was nil of principal and nil thousand of accrued interest on the amended LMFA Note in Short-term investments – "Notes receivable from Seastar Medical Holding Corporation." on the consolidated balance sheets.

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

During 2023 the Company entered into a series of amendments to the Notes which extended the maturity date of the Notes to June 10, 2025 as part of agreements that allowed Seastar Medical to incur certain debt to accelerate the partial repayment of the Notes. Due to the extension of the maturity date, the Notes were included in long-term investments – “Notes receivable from Seastar Medical Holding Corporation” as of December 31, 2023 on the consolidated balance sheets. On January 29, 2024, Seastar fully repaid the remaining balance of principal and accrued interest on the Notes which totaled approximately $1.4 million as of the payoff date.

On November 2, 2022 the Company advanced $268 thousand to SeaStar Medical for working capital needs, which was repaid on January 18, 2023.

	December 31, 2024	December 31, 2023

Notes receivable from Seastar Medical Holding Corporation	$-	$1,440,498
End of period	$-	$1,440,498

	December 31, 2024	December 31, 2023

Beginning of year	$1,440,498	$3,807,749
Investment in Seastar Medical Holding Corporation notes receivable	$-	125,000
Repayment of Seastar Medical Holding Corporation notes receivable	(1,449,066)	(2,651,943)
Accrued interest income	8,568	159,692
End of period	$-	$1,440,498

Long-term investments

Tech Infrastructure JV I LLC

On June 6, 2024, we, through our wholly-owned subsidiary LMFA Financing, LLC (“LMFAF”), entered into a Loan Agreement (the “Loan Agreement”) with Tech Infrastructure JV I LLC (“Tech Infrastructure”), pursuant to which LMFAF agreed to extend to Tech Infrastructure a non-revolving credit line of up to $2.5 million (the “Loan”) to fund the completion and build out of a 15 MW hosting facility in Calumet, Oklahoma (the “Calumet Hosting Facility”). Concurrent with entering into the Loan Agreement, US Digital Mining and Hosting Oklahoma, LLC, a subsidiary of the Company, entered into a hosting services agreement with Arthur Digital Assets, Inc. (“Arthur”) under which 3,000 of the Company’s Bitmain Antminer S19J Pro machines were hosted at the Calumet Hosting Facility upon completion of the buildout. The Loan Agreement provided that Tech Infrastructure has the right to draw down advances of the Loan to fund specifically identified expenditures relating to the build-out of the Calumet Hosting Facility. On July 16, 2024 the Loan was amended to increase the credit line to $2.9 million and the site became active as of July 28, 2024. The Loan bore interest at a rate equal to 14% per annum, simple interest, through the date on which Arthur began charging market pricing to US Digital Mining at the Hosting Facility (the “Change Date”), and 18% per annum, simple interest, thereafter. Interest would accrue through the Change Date and be paid monthly after the Change Date, and payment of principal would be amortized over a period of 24 months following the Change Date. All unpaid principal and accrued but unpaid interest would become due and payable 24 months after the Change Date. The Loan was secured by all of the personal property assets of Tech Infrastructure and a pledge of Arthur Group Inc.’s equity interest in Tech Infrastructure.

As described in Note 3, on December 6, 2024 the Company completed the Arthur Acquisition. Of the total $7.3 million purchase price, $3.8 million was credited against outstanding loans, including accrued interest, made by the Company and its affiliates to Seller.

A rollforward of loan activity is as follows:

	December 31, 2024	December 31, 2023

Notes receivable from Tech Infrastructure JV I LLC	-	$-

	December 31, 2024	December 31, 2023

Beginning of year	$-	$-
Borrowings	3,587,195	-
Accrued interest income	188,536	-
Reclassification to fixed assets	(3,775,731)
End of period	$-	$-

SeaStar Medical Holding Corporation - Warrants

The Company, through its affiliate LMFA Sponsor LLC ("Sponsor"), owns an aggregate 5,738,000 private placement warrants in SeaStar Medical Holding Corporation, a Delaware corporation (“SeaStar Medical”). As of June 7, 2024, Seastar Medical effected a 25-for-1 reverse stock split (the "Seastar Reverse Split"), and, after adjustment, the private placement warrants are exercisable into 229,520 shares of common stock.

The fair value of the private placement warrants is classified as Level 3 in the fair value hierarchy as the calculation is dependent upon company specific adjustments to the observable trading price of Seastar’s public warrants for lack of marketability. Subsequent changes in fair value will be recorded in the income statement during the period of the change. As of December 31, 2024 and 2023, our re-measurement of the fair value of the private placement warrants resulted in an unrealized loss of approximately $0.2 million and $0.3 million, respectively. The unrealized loss is included within "Unrealized loss on investment and equity securities" within the consolidated statements of operations.

Long-term investments for the SMHC warrants consist of the following:

	December 31, 2024	December 31, 2023

Seastar Medical Holding Corporation warrants	$4,255	$156,992
End of period	$4,255	$156,992

	December 31, 2024	December 31, 2023

Beginning of year	$156,992	$464,778
Unrealized loss on equity securities	(152,737)	(307,786)
End of period	$4,255	$156,992

SeaStar Medical Holding Corporation - Common Stock

Due to a reverse stock split, as of December 31, 2024, Sponsor holds 103,500 shares, or approximately 1.7% of the total common shares of SMHC, along with 229,520 private placement warrants. Taking into consideration the approximately 30% minority interest in Sponsor, the percentage of ownership in the total common shares of SMHC that is attributable to the Company is approximately 1.2%.

Our investment in SMHC common stock qualifies for equity-method accounting, for which we have elected the fair value option which requires the Company to remeasure our retained interest in SMHC at fair value and include any resulting adjustments as part of a gain or loss on investment. The fair value calculation related to our retained interest in SMHC is based upon the observable trading price of SMHC's Class A common stock.

The fair value of our retained interest in SeaStar Medical's common stock is classified as Level 1 in the fair value hierarchy as the fair value is based upon the observable trading price of ICU common stock. The trading price of ICU common stock as of December 31, 2024 and 2023 was $1.94 and $11.07 per share, respectively.

Subsequent changes in fair value will be recorded in the income statement during the period of change. As of December 31, 2024 and 2023, our re-measurement of the fair value of ICU common stock resulted in an unrealized loss of approximately $0.9 million and unrealized gain of approximately $9.5 million, respectively. The unrealized loss is included within "Unrealized loss on investment and equity securities" within the consolidated statements of operations.

	December 31, 2024	December 31, 2023

Seastar Medical Holding Corporation common stock	$200,790	$1,145,486
End of period	$200,790	$1,145,486

	December 31, 2024	December 31, 2023

Beginning of year	$1,145,486	$10,608,750
Unrealized loss on equity investment	(944,696)	(9,463,264)
End of period	$200,790	$1,145,486

The net unrealized loss on securities from the Company’s investment in SMHC's common stock and warrants totaled $1.1 million and $9.8 million for the years ended December 31, 2024 and 2023, respectively.

Note 8. Debt and Other Financing Arrangements

On May 13, 2024, the Company entered into a $1.5 million secured loan ("Secured Note") with Brown Family Enterprises LLC ("Brown Family") which pays ten percent (10%) interest per annum, simple interest on a monthly basis until the Secured Note is paid in full. The note matures on May 14, 2025. The Company granted to the holders of the Secured Note a secured interest in substantially all of the Company's assets and interests. On August 6, 2024, the Company entered into a $5.0 million senior secured term loan agreement ("Senior Note") with SE & AJ Liebel Limited Partnership ("SE&AJ"). The Senior Note is secured by Bitcoin with a fair market value equal to no less than $5.0 million which is held as collateral in a specified custody account. The Company has also granted SE&AJ a first perfected security interest in substantially all the assets of the Company.

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

On March 27, 2025, we entered into a first amendment to secured promissory note with Brown Family to increase the interest rate to eleven percent (11%) interest per annum, simple interest, payable on the maturity date. In addition, we agreed with Brown Family to extend the maturity date of the Brown Secured Note until March 31, 2026.

Debt of the Company consisted of the following at December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Financing agreement with Imperial PFS that is unsecured. Down payment of $47,990 was required upfront and ten installment payments of $47,990 are to be made over the loan term. The note matures on August 1, 2025. Annualized interest is 9.35%.	382,013

Financing agreement with Imperial PFS that is unsecured. Down payment of $14,040 was required upfront. Three installment payments of $14,830 and eight installment payments of $717 are to be made over the loan term. The note matures on July 1, 2025. Annualized interest is 10.45%.	4,299	-

Financing agreement with Imperial PFS that is unsecured. Down payment of $3,438 was required upfront and equal installment payments of $3,658 to be made over a 11 month period. The note matured on July 1, 2024. Annualized interest is 12.05%.	-	21,945

Financing agreement with Imperial PFS that is unsecured. Down payment of $36,544 was required upfront and equal installment payments of $41,879 to be made over an 10 month period. The note matured on August 1, 2024. Annualized interest is 9.6%.	-	335,022

Financing agreement with Imperial PFS that is unsecured. Down payment of $30,000 was required upfront and equal installment payments of $35,103 to be made over a 6 month period. The note matured on June 1, 2024. Annualized interest is 12.05%.	-	210,619

Secured loan with Brown Family Enterprises LLC. The note matures on March 31, 2026. Interest was 10% per annum for the year ended December 31, 2024, with an increase to 11% per annum as of the amendment date.	1,500,000	-

Loan with SE & SJ Liebel Limited Partnership. $5.0 million of Bitcoin has been pledged as collateral. The note matures on August 6, 2026. Interest is 12% per annum.	5,000,000	-

Debt discount	(134,655)
	$6,751,657	$567,586

Minimum required principal payments on the Company’s debt as of December 31, 2024 are as follows:

Maturity	Amount
2025	$386,312
2026	$6,500,000
$6,886,312

Note 9. Commitments and Contingencies

Leases

The Company leases certain office space and office equipment under non-cancelable operating leases. Leases with an initial term of one year or less are not recorded on the balance sheet, and the Company generally recognizes lease expense for these leases on a straight-line basis over the lease term. As of December 31, 2024, the Company’s long term operating leases have remaining lease terms of between 17-43 months and includes options to renew the leases. The exercise of lease renewal options is generally at the Company’s sole discretion. The Company’s leases do not contain any material residual value guarantees or material restrictive covenants. As of December 31, 2024, the Company's long term financing land lease has a remaining lease term of 57 months and includes a purchase option.

The Company determines if an arrangement is a lease at inception. Operating lease ROU assets and current and long-term operating lease liabilities are separately stated on the Consolidated Balance Sheet. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The present value of future lease payments are discounted using either the implicit rate in the lease, if known, or the Company’s incremental borrowing rate for the specific lease as of the lease commencement date. The ROU asset is also adjusted for any prepayments made or incentives received. The lease terms include options to extend or terminate the lease only to the extent it is reasonably certain any of those options will be exercised. Lease expense for operating leases are recognized on a straight-line basis over the lease term. For finance leases, amortization expense is recognized on a straight-line basis over the shorter of the useful life of the asset or the lease term and interest expense related to the lease is recognized using the interest method. The Company accounts for lease components (e.g., fixed payments) separate from the non-lease components (e.g., common-area maintenance costs).

The Company’s office lease began July 15, 2019 and was previously extended through July 31, 2025. As of December 31, 2024 the Company determined that it was probable the lease would be extended for an additional three year period through July 31, 2028. The Company accounted for the lease extension as a lease modification under ASC 842. Due to the lease extension, the Company remeasured the lease liability and ROU asset associated with the lease. As of the effective date of modification, the Company recorded an adjustment to the right-of-use asset and lease liability in the amount of $0.3 million based on the net present value of lease payments discounted using an estimated incremental borrowing rate of 10.1%. Subsequent renewal options were not considered probable of being exercised as of December 31, 2024. This office space is in a building owned by a board member.

The Company shares this space and the related costs associated with this operating lease with a related party (see Note 11) that also performs legal services associated with the collection of delinquent assessments. The related party has a sub-lease for approximately $2.5 thousand and $4.8 thousand per month plus operating expenses for the years ending December 31, 2024 and 2023, respectively. Lease expense recognized for the years ended December 31, 2024 and 2023 was approximately $169 thousand and $109 thousand, respectively. Sublease income recognized for the years ended December 31, 2024 and 2023 was approximately $30 thousand and $58 thousand, respectively.

In connection with the Arthur acquisition (see Note 3) the Company determined that the acquired land lease qualifies as a finance lease due to the existence of a purchase option. As of December 31, 2024 a right of use asset and lease liability of $0.6 million was recognized based on the net present value of lease payments discounted using an estimated incremental borrowing rate of 10.1%.

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

The following table presents supplemental balance sheet information related to operating leases as of December 31, 2024 and 2023:

	Balance Sheet Line Item	December 31, 2024	December 31, 2023
Assets
ROU assets - operating lease	Right of use asset, net	$360,947	$189,009
ROU assets - finance lease	Right of use asset, net	577,694	-
Total lease assets		$938,641	$189,009

Liabilities
Current lease liabilities - operating lease	Current portion of lease liability	$89,502	$110,384
Current lease liabilities - finance lease	Current portion of lease liability	$81,465	$-
Long-term lease liabilities - operating lease	Lease liability - net of current portion	280,306	85,775
Long-term lease liabilities - finance lease	Lease liability - net of current portion	496,229	-
Total lease liabilities		$947,502	$196,159

Weighted-average remaining lease term (in years) - operating lease		3.5	1.7
Weighted-average discount rate - operating lease		10.02%	7.49%
Weighted-average remaining lease term (in years) - finance lease		4.8	-

The following table presents supplemental cash flow information and non-cash activity related to operating leases for the years ended December 31, 2024 and 2023:

Lease Supplemental Cash Flow Table	December 31,
	2024	2023
Operating cash flow information
Cash paid for amounts included in the measurement of lease liabilities	$(108,131)	$(95,948)
Non-cashflow information
ROU assets and finance lease obligation recognized	$577,694	$-
ROU assets and operating lease obligation recognized	$281,780	$21,887

The following table presents maturities of lease liabilities on an undiscounted basis as of December 31, 2024:

Lease Maturity Table
	Operating Leases	Finance Leases	Total Leases
2025	122,210	139,050	261,260
2026	121,220	143,222	264,442
2027	121,598	147,518	269,116
2028	72,158	151,944	224,102
2029	-	181,502	181,502
(less: imputed interest)	(67,379)	(185,541)	(252,920)
	$369,807	$577,695	$947,502

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

In October 2021, we entered into a sale and purchase agreement (the “Uptime Purchase Agreement”) with Uptime Armory LLC (“Uptime”) pursuant to which US Digital agreed to purchase, and Uptime agreed to supply to US Digital, an aggregate of 18 modified 40-foot cargo containers (“POD5ive containers”) that will be designed to hold and operate 280 S19 Pro Antminers manufactured by Bitmain. The purchase price of the POD5ive containers totals $3.15 million, of which $2.4 million or 75% was paid in 2021 as a non-refundable down payment and the remaining 25% was paid after Uptime delivered a “notice of completion” of the equipment in 2022. However, no containers have been delivered as of December 31, 2024.

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

Under ASC 740-10-30-5, Income Taxes, deferred tax assets should be reduced by a valuation allowance if, based on the weight of available evidence, it is more-likely-than-not (i.e., a likelihood of more than 50%) that some portion or all of the deferred tax assets will not be realized. The Company considers all positive and negative evidence available in determining the potential realization of deferred tax assets including, primarily, the recent history of taxable earnings or losses. Based on operating losses reported by the Company during 2023, 2022, 2020 and 2019, the Company concluded there was not sufficient positive evidence to overcome this recent operating history. As a result, the Company believed that a valuation allowance was necessary based on the more-likely-than-not threshold noted above. The Company has recorded a valuation allowance of approximately $16.2 million as of December 31, 2024 and $14.1 million as of December 31, 2023.

Significant components of the tax expense (benefit) recognized in the accompanying Consolidated Statements of Operations for the years ended December 31, 2024 and December 31, 2023 are as follows:

	Years Ended December 31,
	2024	2023
Current tax benefit
Federal	$-	$60,571
State	-	-
Total current tax expense	-	60,571
Deferred tax expense - Federal	(1,751,407)	(4,540,213)
Deferred tax expense - State	(359,266)	(1,091,907)
Valuation allowance	2,110,673	5,632,120
Income tax expense	$-	$60,571

The reconciliation of the income tax computed at the combined federal and state statutory rate of (0.0)% for the year ended December 31, 2024 and (0.3)% for the year ended December 31, 2023 to the income tax benefit is as follows:

	Years Ended December 31,		Years Ended December 31,
	2024		2023
Income tax provision at the US federal statutory rate	$(1,607,641)	21.0%	$(3,951,107)	21.0%
Nondeductible expenses	81,692	-1.1%	20,847	-0.1%
State income taxes, net of federal benefit	(328,787)	4.3%	(852,967)	4.5%
True-up	(274,033)	3.6%	(681,760)	3.6%
Change in valuation allowance	2,110,672	-27.6%	5,632,122	-29.9%
Change in Rate	18,097	-0.2%	(106,564)	0.6%
Tax expense/effective rate	$-	0.0%	$60,571	-0.3%

The significant components of the Company’s deferred tax liabilities and assets as of December 31, 2024 and December 31, 2022 are as follows:

	As of December 31,	As of December 31,
	2024	2023
Deferred tax liabilities:
Depreciation	$712,144	$877,838
Amortization	77,150	-
Right to use assets	239,586	48,306
Other	-	316,331

Total deferred tax liabilities	1,028,880	1,242,475
Deferred tax assets:
Loss carryforwards - Federal	9,833,932	7,045,561
Loss carryforwards - State	2,118,857	1,529,067
Stock option expense	2,004,956	1,916,270
Depreciation	-	-
Amortization	-	362,918
Allowance for credit losses	13,865	13,541
Right to use liability	241,847	50,133
Unrealized loss on securities	2,937,277	4,424,536
Charitable contributions	6,303	2,664
Other	84,730	-
Total deferred tax asset	17,241,767	15,344,690

Valuation allowance	(16,212,887)	(14,102,215)
Net deferred tax asset	$-	$-

As a result of various equity transactions prior to the incorporation, the former members of the Predecessor recognized taxable gains associated with redemption consideration and/or deficit capital accounts totaling approximately $5.25 million. In accordance with ASC 740-20-45-11, the Company accounted for the tax effect of the step up in income tax basis related to these transactions with or among shareholders and recognized a deferred tax asset and corresponding increase in equity of approximately $1.91 million. Federal net operating loss carryforwards of approximately $512 thousand related to 2015, $3.96 million related to 2016, $2.98 million related to 2017, $1.41 million related to 2018, $1.95 million related to 2019, and $5.1 million related to 2020 will expire in 2035, 2036, 2037, 2038, respectively and net operating loss generated after January 1, 2018 will not expire. The Company's federal and state tax returns for the 2018 through 2023 tax years generally remain subject to examination by U.S. and various state authorities.

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

On February 1, 2022, the Company consented to the assignment by Business Law Group (“BLG”) to the law firm BLG Association Law, PLLC (“BLGAL”) of the Services Agreement, dated April 15, 2015, previously entered into by the Company and Business Law Group, P.A. (the “Services Agreement”). The Services Agreement had set forth the terms under which Business Law Group, P.A. would act as the primary law firm used by the Company and its association clients for the servicing and collection of association accounts. The assignment of the Services Agreement was necessitated by the death of the principal attorney and owner of Business Law Group, P.A. In connection with the assignment, BLGAL agreed to amend the Services Agreement on February 1, 2022, to reduce the monthly compensation payable to the law firm from $82 thousand to $53 thousand (the “Amendment”). Bruce M. Rodgers is a 50% owner of BLGAL, and the assignment and Amendment was approved by the independent directors of the Company. On March 28, 2024, BLGAL and the Company reduced the monthly compensation payable to the law firm from $53 thousand to $43 thousand.

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

Amounts paid to BLG or BLGAL for the years ended December 31, 2024 and 2023 were approximately $516 thousand and $637 thousand, respectively.

Under the Services Agreement in effect during the years ended December 31, 2024 and 2023, the Company pays all costs (lien filing fees, process and serve costs) incurred in connection with the collection of amounts due from property owners. Any recovery of these collection costs are accounted for as a reduction in expense incurred. The Company incurred expenses related to these types of costs of $33 thousand and $37 thousand, during 2024 and 2023, respectively. Recoveries during the years ended December 31, 2024 and 2023 related to those costs were approximately $74 thousand and $66 thousand, respectively.

The Company also shares office space, personnel and related common expenses with BLGAL (previously BLG). All shared expenses, including rent, are charged to BLGAL based on an estimate of actual usage. Any expenses of BLGAL or BLG paid by the Company that have not been reimbursed or settled against other amounts are reflected as due from related parties in the accompanying consolidated balance sheet. BLGAL and BLG, as applicable were charged a total of approximately $30 thousand and $58 thousand for the office sub-lease during the years ended December 31, 2024 and 2023, respectively.

Amounts payable to BLGAL and BLG in aggregate as of December 31, 2024 and 2023 were approximately $17 thousand and $24 thousand, respectively.

Note 12. Stockholders’ Equity

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

At the Market Program

On June 26, 2023, we entered into an equity distribution agreement with Maxim Group LLC pursuant to which we may from time to time offer and sell shares of our common stock under our shelf registration statement having an aggregate offering price of up to $4.7 million (the “2023 ATM Program”) in “at-the-market” offerings as defined in Rule 415 under the Securities Act. The ATM was not utilized and expired on June 26, 2024.

Stock Issuance

On August 16, 2024, the Company and an institutional investor (the “Purchaser”) entered into a securities purchase agreement (the “Securities Purchase Agreement”), pursuant to which the Company agreed to issue to the Purchaser, (i) in a registered direct offering, 278,000 shares of the Company’s common stock and pre-funded warrants to purchase 590,185 shares of common stock (the “Pre-Funded Warrants”) with an exercise price of $0.0001 per share, and (ii) in a concurrent private placement, Series A warrants to purchase 868,185 shares of common stock (the “Series A Common Warrants”) and Series B warrants to purchase 868,185 shares of common stock (the “Series B Common Warrants” and together with the Series A Common Warrants, the “Common Warrants”), each with an exercise price of $2.98. Such registered direct offering and concurrent private placement are referred to herein as the “Transactions.” The combined effective offering price for each Share (or pre-funded warrant in lieu thereof) and accompanying Series A Warrant and Series B Warrant in the Transaction was $2.98. The Series A Common Warrants will expire on the fifth anniversary of the Stockholder Approval Date and the Series B Common Warrants will expire on the second anniversary of the Stockholder Approval Date. The Pre-Funded Warrants will not expire and will be exercisable commencing on the date of issuance and at any time until all of the Pre-Funded Warrants are exercised in full. The Transactions closed on August 19, 2024.

In connection with the Transactions, on August 16, 2024, the Company entered into a placement agency agreement with Maxim Group LLC (the “Placement Agent”), pursuant to which the Company engaged the Placement Agent as the exclusive placement agent for the Company. The Company agreed to pay the Placement Agent a cash fee equal to 7.5% of the aggregate gross proceeds raised in the Transactions and reimburse the Placement Agent for certain of its expenses in an aggregate amount up to $60 thousand. The Company received aggregate proceeds from the Transactions of approximately $2.6 million, before deducting fees to the Placement Agent of approximately $0.3 million and other estimated offering expenses payable by the Company of approximately $0.2 million.

Certain outstanding and exercisable warrants include price protection provisions requiring a reduction in the instrument's exercise price in the event that the Company subsequently issues shares at a purchase price, or warrants at an exercise price, lower than the instrument's original exercise price. As a result of the Transactions, the provision was triggered and the exercise price for 1,247,807 warrants was reduced from $30.00 to $2.88. In accordance with ASC 260, when an instrument's exercise price is reduced in accordance with a price protection provision, the issuer is required to determine the value that was transferred to the holder of the warrant as calculated by comparing the hypothetical fair value of the warrant immediately before and immediately after the exercise price reduction and record the amount as a reduction to retained earnings and increase to additional paid in capital (i.e. deemed dividend). Due to the absence of retained earnings, the Company recorded the transaction within additional paid in capital, which resulted in a nil net impact to the statements of equity. Loss attributable to common shareholders was increased by the calculated value transferred to the holder of $1.7 million in the basic and diluted EPS calculations for the year ended December 31, 2024 and nil in the basic and diluted EPS calculations for the year ended December 31, 2023. As of December 31, 2024, 590,185 of the Pre-Funded Warrants were exercised for $0.0001 per share.

On December 8, 2024, the Purchaser agreed to exercise 1,736,370 outstanding common stock warrants (the “Existing Warrants”) to purchase an aggregate of 1,736,370 shares of common stock for cash at the exercise price of $2.98 per share. The Existing Warrants were previously issued in a private placement which closed in August 2024. In consideration for the immediate exercise of the Existing Warrants, the exercising holder received new unregistered common stock warrants (the “New Warrants”) to purchase an aggregate of 3,472,740 shares of common stock. The New Warrants have an exercise price of $2.95 per share and are immediately exercisable for a period of five years from the issuance date. The gross proceeds of the exercise of the Existing Warrants to the Company, before deducting expenses and fees, were $5.1 million.

In accordance with ASC 260, when an inducement is provided to warrant holders to incentivize the exercise of existing warrants, the issuer is required to determine the value that was transferred to the warrant holder. The value transferred is calculated by comparing the hypothetical fair value of the warrants immediately before the inducement to the fair value of the new warrants issued as inducement and record the amount as a reduction to retained earnings and increase to additional paid in capital (i.e. deemed dividend). Due to the absence of retained earnings, the Company recorded the transaction within additional paid in capital, which resulted in a nil net impact to the statements of equity. Loss attributable to common shareholders was increased by the calculated value transferred to the holder of $5.1 million in the basic and diluted EPS calculations for the year ended December 31, 2024 and nil in the basic and diluted EPS calculations for the year ended December 31, 2023.

On August 9, 2024, the Company issued 29,674 shares of common stock pursuant to a termination agreement with a service provider which required the delivery of such shares and a cash payment of $100 thousand. The total fair value of the shares at the time of issuance was approximately $100 thousand, of which we expensed $100 thousand and nil for the year ended December 31, 2024 and 2023, respectively.

Restricted Shares

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

The total fair value of the stock at the time of issuance was approximately $1.2 million which was based on the closing market price on the Grant Date of $4.51. The Company expensed approximately $76 thousand and $1.1 million of compensation costs for the years December 31, 2024 and 2023, respectively. There was approximately nil and $76 thousand of unrecognized compensation cost associated with unvested restricted stock as of December 31, 2024 and 2023.

The following is a summary of the restricted share activity during the year ended December 21, 2024 and 2023:

	2024		2023
	Number of	Weighted Average	Number of	Weighted Average
	Restricted Shares	Award Price	Restricted Shares	Award Price

Restricted Shares outstanding at beginning of the year	86,667	$4.51	-	$-

Granted	-	-	260,000	$4.51
Vested	(86,667)	$4.51	(173,333)	$4.51
Restricted Shares outstanding at end of the year	-	$-	86,667	$4.51

Stock Warrants

The following is a summary of the stock warrant plan activity during the years ended December 31, 2024 and 2023:

	2024		2023
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Warrants outstanding at beginning of the year	1,274,807	$30.04	1,279,573	$30.00

Issued	5,799,295	$2.66	-	-
Exercised	(2,326,555)	$2.22	-	-
Forfeited	-	$-	(4,766)	20.16

Warrants outstanding and exercisable at end of the year	4,747,547	$2.93	1,274,807	$30.04

The aggregate intrinsic value of the outstanding common stock warrants as of December 31, 2024 and 2023 was approximately $0 and $0, respectively.

As of December 31, 2024, there were warrants exercisable to purchase 4,747,547 shares of common stock in the Company and there were no warrants that were unvested. All outstanding warrants contain provisions allowing a cashless exercise at their respective exercise prices.

As of December 31, 2024, 1,187,108 of the outstanding warrants had a remaining term of 1.8 years, 3,472,740 warrants had a remaining term of 4.9 years, 51,383 warrants had a remaining term of 0.6 years, and 36,316 warrants had a remaining term of 0.3 years. The warrants have no intrinsic value as of December 31, 2024.

Stock Options

The following is a summary of the stock option plan activity during the years ended December 31, 2024 and 2023:

	2024		2023
	Number of	Weighted Average	Number of	Weighted Average
	Options	Exercise Price	Options	Exercise Price

Options outstanding at beginning of the year	599,597	$9.00	186,877	$19.56

Granted	-	-	414,417	4.51
Forfeited	-	-	(1,697)	72.18
Exercised	(6,219)	4.02	-	-

Options outstanding at end of the year	593,378	$9.06	599,597	$9.00

Options exercisable at end of the year	386,169	$11.51	379,194	$10.55

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

Option Awards – Fiscal Year 2023

On April 20, 2023 (the “Grant Date”), the board of directors of the Company approved the grant of options to purchase 414,417 shares of common stock of the Company (“Options”) to management and employees. The Options grant each recipient the right to purchase shares of Company common stock at a price of $4.50 per share, the fair market value of the Company’s common stock on the Grant Date. The Options vest as to 50% of the total amount of the award on the one-year anniversary of the Grant Date and 50% of the total amount of the award on the two-year anniversary of the Grant Date (subject to accelerated vesting upon a change of control of the Company), provided that the executive is in continuous employment or service to the Company through the applicable vesting date. The Options are subject to accelerated vesting as follows: (a) the portion of the Options that are scheduled to vest during the first year after the Grant Date vest instead as of June 30, 2023, if the Company’s Bitcoin mining operations achieve 500 petahash of computing power as of June 30, 2023, and (b) the portion of the Options that are scheduled to vest during the second year after the Grant Date will vest as of June 30, 2024, if the Company’s Bitcoin mining operations achieve 1,000 petahash of computing power as of June 30, 2024. As of June 30, 2023, the Company's Bitcoin mining operations achieved 500 petahash of computing power therefore the 207,208 options scheduled to vest during the first year vested as of June 30, 2023. The stock based compensation expense attributable to the portion of options that were scheduled to vest during the first year was recognized during the year ended December 31, 2023 as a result of the accelerated vesting of such options. The Company did not achieve the accelerated vesting condition for the second tranche of the awards.

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

Compensation expense recognized for stock options for the years ended December 31, 2024 and 2023 was approximately $0.5 million and $1.8 million, respectively. The remaining unrecognized compensation cost associated with unvested stock options as of December 31, 2024 and 2023 is approximately $0.1 million and $0.6 million, respectively.

At December 31, 2024 and 2023, the stock options had a remaining life of approximately 8.1 years and 9.1 years, respectively.

The aggregate intrinsic value of the outstanding common stock options as of December 31, 2024 and 2023 was $0 and $0 respectively.

Note 13. Segment Information

The Company applies ASC 280, Segment Reporting, in determining its reportable segments. The Company has two reportable segments: Specialty Finance and Mining Operations. The guidance requires that segment disclosures present the measure(s) used by the CODM to decide how to allocate resources and for purposes of assessing such segments’ performance. The Company’s CODM uses revenue, income from operations and income before taxes of our reporting segments to assess the performance of the business of our reportable operating segments. Performance results are monitored, reviewed, and measured monthly and quarterly to assess returns on investment, compensation decisions and changing strategies, if required.

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

	Year Ended December 31, 2024
	Specialty Finance	Mining Operations	All Other	Total
Revenue, net	$567,043	$10,432,605	$-	$10,999,648
Digital mining cost of revenue	-	6,990,856	-	6,990,856
Staff costs and payroll	607,245	464,895	3,484,641	4,556,781
Gain on fair value of Bitcoin, net	-	(7,350,805)	-	(7,350,805)
Impairment loss on mining machines	-	1,379,375	-	1,379,375
Depreciation and amortization	3,881	7,730,208	40,072	7,774,161
Other segment expenses (1)	922,081	631,095	2,557,655	4,110,831
Operating income (loss)	(966,164)	586,981	(6,082,368)	(6,461,551)
Fair market value adjustment on purchased Bitcoin, net	-	(18,729)	57,926	39,197
Unrealized loss on investment and equity securities	-	-	(1,097,433)	(1,097,433)
Unrealized gain on marketable securities	-	-	9,190	9,190
Impairment loss on prepaid mining machine deposits	-	(12,941)	-	(12,941)
Other income - coupon sales	-	4,490	-	4,490
Interest income	26	-	307,290	307,316
Interest expense	-	(72,511)	(371,189)	(443,700)
Income before income taxes	(966,138)	487,290	(7,176,584)	(7,655,432)
Fixed asset additions	-	3,202,191	5,265	3,207,456

	Year Ended December 31, 2023
	Specialty Finance	Mining Operations	All Other	Total
Revenue, net	$694,959	$12,289,131	$-	$12,984,090
Digital mining cost of revenue	-	9,406,940	-	9,406,940
Staff costs and payroll	607,245	412,895	4,838,596	5,858,736
Realized gain on sale of digital assets	-	(2,070,508)	-	(2,070,508)
Impairment loss on mined digital assets	-	965,967	-	965,967
Depreciation and amortization	5,364	4,918,332	59,784	4,983,480
Other segment expenses (1)	1,017,157	685,006	2,208,620	3,910,783
Operating loss	(934,807)	(2,029,501)	(7,107,000)	(10,071,308)
Realized gain on securities	-	-	4,420	4,420
Unrealized gain on marketable securities	-	-	13,570	13,570
Impairment loss on prepaid machine deposits	-	(36,691)	-	(36,691)
Impairment loss on prepaid hosting deposits	-	(184,236)	-	(184,236)
Impairment loss on Symbiont assets	-	-	(750,678)	(750,678)
Unrealized loss on investment and equity securities	-	-	(9,771,050)	(9,771,050)
Realized gain on purchased digital assets	-	-	1,917	1,917
Other income - coupon sales	-	639,472	-	639,472
Gain on adjustment of note receivable allowance	-	-	1,052,542	1,052,542
Other income - financing revenue	-	-	37,660	37,660
Interest income	-	-	249,586	249,586
Loss before income taxes	(934,807)	(1,610,956)	(16,269,033)	(18,814,796)
Fixed asset additions	2,938	2,162,741	10,812	2,176,491

(1) Other segment items for each reportable segment include rent, collection costs, office and general business expenses, travel, insurance, office and general business expenses

Note 14. Subsequent Events

On March 27, 2025, we entered into a first amendment to secured promissory note with Brown Family to increase the interest rate to eleven percent (11%) interest per annum, simple interest, payable on the maturity date. In addition, we agreed with Brown Family to extend the maturity date of the Brown Secured Note until March 31, 2026.

Exhibit Index

Exhibit Number	Description

3.1	Certificate of Incorporation of LM Funding America, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on March 8, 2024)
3.2	Restated By-Laws of LM Funding America, Inc. (incorporated by reference to Exhibit 3.2 to the Form 10-Q filed on November 17, 2022)
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 (Amendment No. 2) filed on August 27, 2015 (Registration No. 333-205232))
4.2	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to Form 8-K filed on August 18, 2020)
4.3	Form of LM Funding America, Inc. Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on December 9, 2024)
4.4	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934, as amended (incorporated by reference to Exhibit 4.3 to the Form 10-K filed on April 1, 2024)
4.5	Form of Representative’s Warrant (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on October 20, 2021)
4.6	Form of Common Warrant (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on October 20, 2021)
4.7	Form of Series A Common Warrant (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on August 19, 2024)
4.8	Form of Series B Common Warrant (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on August 19, 2024)
4.9	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.3 to the Form 8-K filed on August 19, 2024)
4.10	Secured Promissory Note, dated May 13, 2024, between LM Funding America, Inc. and Brown Family Enterprises LLC (incorporated by reference to Exhibit 4.5 to the Form 10-Q filed on May 15, 2024)
4.11*	Amendment to Secured Promissory Note, dated March 27, 2025, between LM Funding America, Inc. and Brown Family Enterprises LLC
4.12	Promissory Note, dated August 6, 2024, between LM Funding America, Inc. and SE & AJ Leibel Limited Partnership (as incorporated by reference to Exhibit 4.1 the Form 8-K filed on August 12, 2024)
10.1#	LM Funding America, Inc. 2015 Omnibus Incentive Plan. (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on October 23, 2015)
10.2#	Form of LM Funding America, Inc. 2015 Omnibus Incentive Plan Stock Option Award Agreement. (incorporated by reference to Exhibit 10.5 to the Form 8-K filed on October 23, 2015)
10.3#	Form of LM Funding America, Inc. 2015 Omnibus Incentive Plan Restricted Stock Award Agreement. (incorporated by reference to Exhibit 10.6 to the Form 8-K filed on October 23, 2015)
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

10.9#	Employment Agreement, dated October 27, 2021, by and between the Company and Ryan Duran (incorporated by reference to Exhibit 10.8 to the Form 8-K filed on November 1, 2021)
10.10#	LM Funding America, Inc. 2021 Omnibus Incentive Plan. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on November 1, 2021)
10.11#	Form of Stock Option Award Agreement (2021 Omnibus Incentive Plan) (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on November 1, 2021)
10.12#	Form of Stock Option Award Agreement for executive officer option grants made on October 28, 2021 (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on November 1, 2021)
10.13#	Form of Stock Option Award Agreement for non-employee directors (incorporated by reference to Exhibit 10.5 to the Form 8-K filed on November 1, 2021)
10.14#	LM Funding America, Inc. Non-Employee Director Compensation Program, as amended (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on November 18, 2022)

EX-1

Exhibit Number	Description
10.15

Services Agreement Amendment dated effective as of January 1, 2024, between LM Funding America, Inc. and BLG Association Law, PLLC (incorporated by reference to Exhibit 10.15 to the Form 10-K filed on April 1, 2024).

10.16#

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

10.18	Asset Purchase Agreement, dated December 26, 2023, between LM Funding America, Inc. and Platonic Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed December 28, 2023)
10.19	Equity Distribution Agreement, dated June 26, 2023, by and between LM Funding America, Inc. and Maxim Group LLC (incorporated by reference to Exhibit 1.1 to the Form 8-K filed June 26, 2023)
10.20

Asset Purchase Agreement, dated June 5, 2023, between LM Funding America, Inc. and Symbiont.io, LLC, as Chapter 11 Debtor in Possession and Seller (incorporated by reference to Exhibit 2.1 to the Form 8-K filed June 6, 2023)

10.21

Asset Purchase Agreement, dated November 14, 2024, between US Digital Mining and Hosting Oklahoma LLC and Tech Infrastructure JV I LLC (incorporated by reference to Exhibit 2.1 to the Form 8-K filed November 18, 2024)

10.22	Form of LM Funding America, Inc. Warrant Exercise Agreement (incorporated by reference to the Exhibit 10.1 to the Current Report on Form 8-K filed December 9, 2024)
10.23

Form of Securities Purchase Agreement, dated August 16, 2024, by and between LM Funding America, Inc. and Purchaser (as defined therein) (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on August 19, 2024)

10.24

Loan Agreement, dated as of August 6, 2024, by and among LM Funding America, Inc., LM Funding, LLC, US Digital Mining and Hosting Co., LLC, and SE & AJ Liebel Limited Partnership (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on August 12, 2024)

10.25	Security Agreement, dated as of August 6, 2024, by the Company in favor of SE & AJ Liebel Limited Partnership (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on August 12, 2024)
10.26	Pledge Agreement, dated as of August 6, 2024, by and between the Company and SE & AJ Liebel Limited Partnership (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on August 12, 2024)
10.27	Commercial Guaranty, dated August 6, 2024, by LM Funding, LLC (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on August 12, 2024)
10.28	Commercial Guaranty, dated August 6, 2024, by US Digital Mining and Hosting Co., LLC (incorporated by reference to Exhibit 10.5 to the Form 8-K filed on August 12, 2024)
10.29	Security Agreement, dated as of August 6, 2024, by LM Funding, LLC in favor of SE & AJ Liebel Limited Partnership (incorporated by reference to Exhibit 10.6 to the Form 8-K filed on August 12, 2024)
10.30

Security Agreement, dated as of August 6, 2024, by US Digital Mining and Hosting Co., LLC in favor of SE & AJ Limited Partnership (incorporated by reference to Exhibit 10.7 to Form 8-K filed August 12, 2024)

19.1*	Insider Trading Policy
21.1*	Subsidiaries of the registrant.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Clawback Policy
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

# Indicates a management contract or compensatory arrangement.

* Filed herewith.

EX-2

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

LM FUNDING AMERICA, INC.

Date: March 31, 2025	By:	/s/ Bruce M. Rodgers
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

Name	Title	Date

/s/ Bruce M. Rodgers
Bruce M. Rodgers	Chief Executive Officer and Chairman of the Board of Directors
	(Principal Executive Officer)	March 31, 2025

/s/ Richard Russell
Richard Russell	Chief Financial Officer
	(Principal Financial Officer and Principal Accounting Officer)	March 31, 2025

/s/ Carollinn Gould
Carollinn Gould	Member of the Board of Directors	March 31, 2025

/s/ Andrew Graham
Andrew Graham	Member of the Board of Directors	March 31, 2025

/s/ Frank Silcox	Member of the Board of Directors	March 31, 2025
Frank Silcox

/s/ Martin Traber	Member of the Board of Directors	March 31, 2025
Martin Traber

/s/ Douglas McCree	Member of the Board of Directors	March 31, 2025
Douglas McCree

/s/ Frederick Mills	Member of the Board of Directors	March 31, 2025
Frederick Mills

1