Form 10-K/A
period 2024-12-31
LM FUNDING AMERICA, INC.
filed 2025-04-30
CIK 1640384

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

The number of shares of the Registrant’s common stock outstanding as of April 28, 2025 was 5,133,412.

Documents Incorporated by Reference:

None.

Explanatory Note

This Amendment No. 1 (this “Amendment”) amends the Annual Report on Form 10-K for the year ended December 31, 2024, of LM Funding America, Inc. (the “Company,” “we”, or “our”), which we filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2025 (the “Original Filing”). This Amendment is being filed to amend and restate Items 10, 11, 12, 13, and 14 of Part III of the Form 10-K in their entirety to provide the information that the Company indicated that it would incorporate by reference from its Proxy Statement for the 2025 annual report of the stockholders in reliance on General Instruction G(3) to Form 10-K.

In addition, as required by Rule 12b-15 and 13a-14 under the Securities Exchange Action of 1934, as amended (the “Exchange Act”), this Amendment revises Item 15 of Part IV to include currently dated certifications by the Company’s principal executive officer and principal financial officer as exhibits to this Amendment and updates the Exhibit Index to reflect the inclusion of these certifications. Because no financial statements are included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of such certifications have been omitted. Similarly, we are not including new certifications required by Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are included in this Amendment.

This Amendment also provides an update to Exhibit 10.10 of the Exhibit Index in the Original Filing to identify and incorporate by reference the LM Funding America, Inc. Amended and Restated 2021 Omnibus Incentive Plan.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

Set forth below is a summary of the background and experience of each of our current directors. In accordance with our Certificate of Incorporation, our board of directors (the “Board of Directors”) is divided into three classes. Class I and Class II each consists of two directors, and Class III consists of three directors. All directors within a class have the same three-year terms of office. The class terms expire at successive annual meetings so that each year a class of directors is elected.

There is no family relationship among any of the directors and/or executive officers of the Company except as follows: Bruce M. Rodgers, our Chairman of the Board of Directors, Chief Executive Officer and President, and Carollinn Gould, our director, have been married since 2004.

Directors whose present terms continue until the annual meeting of stockholders to be held in 2025 (Class III):

Andrew L. Graham. Mr. Graham, age 67, has served as a director of the company since its initial public offering in October 2015. Since June 2008, Mr. Graham has served as Vice President, General Counsel and Secretary of HCI Group, Inc. (NYSE:HCI). From 1999 to 2007, Mr. Graham served in various capacities, including as General Counsel, for Trinsic, Inc. (previously named Z-Tel Technologies, Inc.), a publicly-held provider of communications services headquartered in Tampa, Florida. From 2011 to 2016, Mr. Graham has served on the Internal Audit Committee of Hillsborough County, Florida. From 2007 to 2011, he served on the Board of Trustees of Hillsborough Community College, a state institution serving over 45,000 students annually.

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

Frederick Mills. Mr. Mills age 67, has served as a director of the company since August 2018 and has been a partner with the law firm Morrison & Mills, PA since 1989, a Tampa, Florida law firm that focuses on business law. Mr. Mills is also a founder and board member of Apex Labs, Inc. (toxicology lab in Tampa FL). Mr. Mills serves on numerous professional and civic boards. He received a B.S. from the University of Florida majoring in accounting and received a J.D. from the University of Florida. We believe that Mr. Mills brings to the Board of Directors many years of valuable business and financial experience from his past experience as a founding board member and Audit Committee Chairman for Nature Coast Bank (OTCQB:NCBF), which was a publicly-held company, and his business law practice.

Frank Silcox. Mr. Silcox, age 61, has served as a director of the company since January 2021. Mr. Silcox has been a Managing Director of Osprey Capital since March 2015. From 2008 until 2015, Mr. Silcox was co-founder and a managing member of LM Funding, LLC, a wholly-owned subsidiary of the company. Mr. Silcox has owned FS Ventures since 2003, which makes a variety of investments in real estate ventures. Mr. Silcox holds a Bachelor of Science from the University of Tampa.

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

Directors whose present terms continue until the next annual meeting of stockholders to be held in 2026 (Class I):

Bruce M. Rodgers. Mr. Rodgers, age 61, serves as the Chairman of the Board of Directors, Chief Executive Officer and President of the company. Prior to that, Mr. Rodgers owned Business Law Group, P.A. (“BLG”) and served as counsel to the founders of LM Funding, LLC, the company’s predecessor and wholly-owned subsidiary. Mr. Rodgers was instrumental in developing the company’s business model prior to inception. Mr. Rodgers transferred his interest in BLG to attorneys within the firm by means of redemption of such interest in BLG prior to the company going public in 2015. Mr. Rodgers served from 2021 to 2024 as a member of the Board of

Directors of SeaStar Medical Holding Corporation (Nasdaq: ICU), a medical technology Company developing a platform therapy to reduce the consequences of hyperinflammation on vital organs. Mr. Rodgers is a former business transactions attorney and was an associate of Macfarlane, Ferguson, & McMullen, P.A. from 1991 to 1995 and a partner from 1995-1998 and was an equity partner of Foley & Lardner LLP from 1998 to 2003. Originally from Bowling Green, Kentucky, Mr. Rodgers holds an engineering degree from Vanderbilt University (1985) and a Juris Doctor, with honors, from the University of Florida (1991). Mr. Rodgers also served as an officer in the United States Navy from 1985-1989 rising to the rank of Lieutenant, Surface Warfare Officer. Mr. Rodgers is a member of the Florida Bar and holds an AV-Preeminent rating from Martindale Hubbell.

Mr. Rodgers brings to the Board of Directors considerable experience in business, management and law, and because of those experiences and his education, we believe that he possesses analytical and legal skills which are considered of importance to the operations of the Company, the oversight of its performance and the evaluation of its future growth opportunities.

Carollinn Gould. Ms. Gould, age 61, co-founded LM Funding, LLC in January 2008, and currently serves as a director of the Company. From January 2008 to September 30, 2020, Mrs. Gould served as Vice President General Manager, Secretary. Prior to joining LM Funding, LLC, Ms. Gould owned and operated a recruiting company specializing in the placement of financial services personnel. Prior to that, Ms. Gould worked at Outback Steakhouse (“OSI”) where she opened the first restaurant in 1989 and finished her career at OSI in 2006 as shared services controller for over 1,000 restaurants. Ms. Gould holds a Bachelor’s Degree in Business Management from Nova Southeastern University.

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

Directors whose present terms continue until the annual meeting of stockholders to be held in 2024 (Class II):

Douglas I. McCree. Mr. McCree, age 59, has served as a director of the company since its initial public offering in October 2015. Mr. McCree has been with First Housing Development Corporation of Florida (“First Housing”) since 2000 and has served as its Chief Executive Officer since 2004. From 1987 through 2000, Mr. McCree held various positions with Bank of America, N.A. including Senior Vice President Affordable Housing Lending. Mr. McCree serves on numerous professional and civic boards. He received a B.S. from Vanderbilt University majoring in economics. Mr. McCree brings to the Board of Directors many years of banking experience and a strong perspective on public company operational requirements from his experience as Chief Executive Officer of First Housing.

Martin A. Traber. Mr. Traber, age 79, has served as a director of the company since his appointment on April 29, 2024. Mr. Traber previously served as one of our directors from October 2015 until January 2021. Beginning in January 2021, Mr. Traber served as a director of LMF Acquisition Opportunities, Inc., which was an indirect, wholly-owned subsidiary of the company, until its merger with Seastar Medical Holding Corporation in October 2022. He currently serves as a director of Mad Mobile, Inc., a global leader in point-of-sale modernization and technology solutions for the retail and restaurant industries, a position he has held since March 2019. Since February 2017, Mr. Traber has served as Chairman of Skyway Capital Markets, LLC a Tampa, Florida-based investment banking firm. Also, from 1994 until 2016, Mr. Traber was a partner of Foley & Lardner LLP, in Tampa, Florida, representing clients in securities law matters and corporate transactions. Mr. Traber was a founder of NorthStar Bank in Tampa, Florida and from 2007 to 2011 served as a member of the Board of Directors of that institution. From 2012 to 2013, he served on the Board of Directors of Exeter Trust Company in Portsmouth, New Hampshire. Mr. Traber holds a Bachelor of Arts and a Juris Doctor from Indiana University.

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

Arrangements as to Selection and Nomination of Directors

We are aware of no arrangements as to the selection and nomination of directors.

Executive Officers

The following table provides information with respect to our executive officers as of March 31, 2024:

Name	Age	Title
Bruce M. Rodgers	61	Chairman, Chief Executive Office and President
Richard Russell	64	Chief Financial Officer
Ryan Duran	40	Vice-President of Operations and President of US Digital Mining and Hosting Co

Bruce M. Rodgers. The biography for Mr. Rodgers can be found above under this Item 10. Directors, Executive Officers, and Corporate Governance in the section entitled “Directors”.

Richard Russell. Mr. Russell, age 64, has served as Chief Financial Officer of the company since November 2017. Prior, since 2016, he provided financial and accounting consulting services with a focus on technical and external reporting, internal auditing, mergers & acquisitions, risk management, and CFO and controller services. Mr. Russell also served as Chief Financial Officer for Mission Health Communities from 2013 to 2016 and, before that, Mr. Russell served in a variety of roles for Cott Corporation from 2007 to 2013, including Senior Director of Finance, Senior Director of Internal Auditing, and Assistant Corporate Controller. Mr. Russell’s extensive professional experience with public companies includes his position as Director of Financial Reporting and Internal Controls for Quality Distribution a previously listed publicly held company traded on the Nasdaq Stock Market under the symbol “QLTY” and as Danka’s Director of Reporting from 2001 to 2004 a previously listed publicly held office imaging company traded on both the London Stock Exchange and the Nasdaq Stock Exchange (“DANKY”). Mr. Russell served from 2021 to 2024 as a director of SeaStar Medical Holding Corporation (Nasdaq: ICU), a medical technology company developing a platform therapy to reduce the consequences of hyperinflammation on vital organs. Mr. Russell also previously served on a part-time basis as Chief Financial Officer of Generation Income Properties Inc., which is a publicly traded REIT traded on the Nasdaq Market, under the symbol "GIPR" from December 2019 to February 2022. Mr. Russell earned his Bachelor of Science in accounting and a Master’s in tax accounting from the University of Alabama, a Bachelor of Arts in international studies from the University of South Florida, and a Master’s in business administration from the University of Tampa. On March 1, 2020, Mr. Russell was appointed to the board of directors for Trident Brands Inc., a publicly held consumer products company traded on the OTC market under the symbol "TDNT". Mr. Russell was also Chairman of the Hillsborough County Internal Audit Committee and had been a member of the Committee from September 2016 to April 2021. He was reappointed to the Committee in October 2021 until April 2024.

Ryan Duran. Mr. Duran, age 40, currently serves as Vice President of Operations of the Company and President of US Digital Mining and Hosting Co and joined the Company in March 2015. Prior to joining the Company, Mr. Duran served as Operations Manager of Business Law Group, since 2008. Mr. Duran holds a bachelor’s degree in real estate and finance from Florida State University.

Arrangements as to Selection and Nomination of Officers

We are aware of no arrangements as to the selection or appointment of executive officers.

Legal Proceedings

To our management’s knowledge none of our directors or executive officers have been involved in a material legal proceeding that would be required to be disclosed pursuant to Item 401(f) of Regulation S-K of the Exchange Act other than as may be disclosed above, if any.

Delinquent Section 16(a) Reports

Section 16(a) of Exchange Act requires the Company’s directors and officers, and persons who own more than 10% of a registered class of the Company’s equity securities, to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons also are required to furnish the Company with copies of all Section 16(a) reports they file.

Based solely on its review of the copies of such reports received by it with respect to fiscal year 2024 or written representations from certain reporting persons, the Company believes that all filing requirements applicable to its directors and officers and persons who own more than 10% of a registered class of the Company’s equity securities have been complied with, on a timely basis, for fiscal year 2024, with the exception of one late Form 4 (reporting one transaction) filed on November 25, 2024, on behalf of Ryan Duran.

Corporate Governance

Board Meetings and Director Independence

During 2024, our Board of Directors held eight meetings. All directors attended at least 75% of the meetings of the Board of Directors and the committees on which they served during 2024. In addition, the independent directors met in executive session periodically in 2024. We have not established a policy with regard to the attendance of board members at annual stockholder meetings.

Our Board of Directors has determined that five of its current members, Mr. Graham, Mr. McCree, Mr. Mills, Mr. Traber and Mr. Silcox, are “independent directors” as defined in the listing standards of the NASDAQ and Rule 10A-3(b)(i) under the Exchange Act, including having no material relationships with the Company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the Company).

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

The Audit Committee is composed of three members: Andrew Graham, its chairman, Fred Mills and Douglas I. McCree. Since our common shares are listed on Nasdaq Capital Market, we are governed by its listing standards. Accordingly, the members of the Audit Committee are all “independent directors” pursuant to the definition contained in Rule 5605(a)(2) of the NASDAQ and the criteria for independence set forth in Rule 10A-3(b)(1) of the Exchange Act. The Board of Directors has determined that Mr. Graham is an audit committee financial expert within the meaning of applicable SEC rules. The Audit Committee met formally four times during 2024. The Board of Directors has adopted a written Audit Committee Charter.

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

The Compensation Committee has the authority to determine the compensation of the named executive officers, except the Chief Executive Officer. The Compensation Committee makes recommendations to the Board of Directors for non-employee directors and the Chief Executive Officer compensation and equity awards under the Company’s equity plans. At least annually, the Compensation Committee considers the results of the Company’s operations and its financial position and makes compensation determinations. The Compensation Committee did engage consultants in determining compensation paid to executives in 2023 and 2024 but did not engage or rely on consultants in determining compensation paid to executive officers in 2022 and 2021, instead relying on the judgment and knowledge of its own members.

The Compensation Committee is composed of three members: Douglas I. McCree, its chairman, Martin Traber, and Frank Silcox, each of whom have been determined to be “independent” within the meaning of the SEC and NASDAQ regulations and is a “non-employee director” as defined in Section 16b-3 of the Exchange Act. The Board of Directors has adopted a formal Compensation Committee charter. The Compensation Committee met formally fourteen times in 2024.

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

The Nominating and Governance Committee is composed of three members: Fred Mills, its chairman, Frank Silcox, and Martin Traber. The Nominating and Governance Committee had six meetings in 2024. The Board of Directors has adopted a written Nominating and Governance Committee Charter.

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

Insider Trading Policy

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

Item 11. Executive Compensation.

Compensation of Named Executive Officers

Summary Compensation Table

The following table provides summary information concerning compensation for services rendered in all capacities awarded to, earned by or paid to our named executive officers during the years ended December 31, 2024 and 2023.

	Fiscal	Salary	Bonus	Stock Awards	Option Awards	All Other Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)(1)	($)
Bruce Rodgers	2024	$825,000	$453,750	$—	$—	$26,561	$1,305,311
Chairman, CEO and President	2023	$825,000	$—	$488,345	$356,503	$24,860	$1,694,708
Richard Russell	2024	$550,000	$275,000	$—	$—	$53,238	$878,238
Chief Financial Officer	2023	$550,000	$—	$488,345	$356,503	$48,467	$1,443,315
Ryan Duran	2024	$196,346	$93,000	$—	$—	$51,012	$340,358
Vice-President of Operations and President of US Digital Mining and Hosting Co	2023	$192,500	$—	$122,086	$89,126	$40,217	$443,929

(1) These amounts consist of health insurance premiums, dental & vision insurance premiums paid by the Company in excess of non-executive contribution and 401K Company match.

Employment Agreements

Certain executives’ compensation and other arrangements are set forth in employment agreements. These employment agreements are described below.

Bruce M. Rodgers.

In October 2021, Mr. Rodgers’ entered into an amended and restated employment agreement with the Company (the “Restated Rodgers Agreement”) which provides for an initial annual base salary of $750,000. The Restated Rodgers Agreement provided for a grant of 48,662 shares of the Company’s common stock that were paid in February 2022, with an amount of shares equal to the taxes payable by Mr. Rodgers with respect to the grant having been withheld to satisfy such taxes. The Restated Rodgers Agreement originally provided for certain bonuses upon a change of control of the Company (as defined in the Restated Rodgers Agreement), but as stated below, such change-of-control provisions were eliminated in November 2022. Pursuant to the Restated Rodgers Agreement, Mr. Rodgers was also originally entitled to receive his applicable base salary for a period of 36 months after termination if such termination were “without cause” or if he terminated his own employment for a “good reason event,” as those terms are defined in the Restated Rodgers Agreement, in addition to any accrued bonus as of the termination date and the accelerated vesting of any unvested options. However, such severance provisions were eliminated and replaced in November 2022, as described below. The Restated Rodgers Agreement also contains certain non-competition covenants and confidentiality provisions.

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

Richard Russell.

In October 2021, Mr. Russell entered into an amended and restated employment agreement with the Company (the “Restated Russell Agreement”) which provides for an initial annual base salary of $500,000. The Restated Russell Agreement provided for a grant of 25,279 shares of the Company’s common stock that were paid in February 2022, with an amount of shares equal to the taxes payable by Mr. Russell with respect to the grant having been withheld to satisfy such taxes. The Restated Russell Agreement originally provided for certain bonuses upon a change of control of the Company (as defined in the Restated Russell Agreement), but as stated below, such change-of-control provisions were eliminated in November 2022. Pursuant to the Restated Russell Agreement, Mr. Russell was also originally entitled to receive his applicable base salary for a period of 36 months after termination if such termination were “without cause” or if he terminated his own employment for a “good reason event,” as those terms are defined in the Restated Russell Agreement, in addition to any accrued bonus as of the termination date and the accelerated vesting of any unvested options. However, such severance provisions were eliminated and replaced in November 2022, as described below. The Restated Russell Agreement also contains certain non-competition covenants and confidentiality provisions.

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

Ryan Duran.

On October 27, 2021, the Company and Ryan Duran entered into an employment agreement under which Mr. Duran serves as the Vice-President of Operations and President of US Digital Mining and Hosting Co of the Company. Mr. Duran’s employment agreement provides for an initial annual base salary of $175,000, and it provides that Mr. Duran may be granted annual bonuses at the discretion of the Board of Directors and may participate in the Company’s equity incentive plans on the same terms as other senior executives. The agreement provides that Mr. Duran is entitled to participate in all of the Company’s pension, life insurance, health insurance, disability insurance and other benefit plans on the same basis as the Company’s other employee officers participate. The term of Mr. Duran’s employment agreement is through September 30, 2023 and is automatically renewed each year unless notice of non-renewal is provided by the Company or Mr. Duran at least 30 days prior to the renewal date. Mr. Duran will be entitled to a lump sum severance payment of three times his base salary if he is terminated “without cause” (including a non-renewal of the agreement by the Company) or he terminates his own employment for a “good reason event,” as those terms are defined in the agreement, in addition to any accrued bonus as of the termination date and the accelerated vesting of any unvested options and other equity awards. Mr. Duran’s employment agreement contains certain non-competition covenants and confidentiality provisions.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information on exercisable and unexercisable options and unvested stock awards held by the named executive officers on December 31, 2024.

	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of shares of units that Have not vested	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested
Bruce Rodgers	83,333	83,333	4.51	4/20/33	—	—	—	—
Richard Russell	83,333	83,333	4.51	4/20/33
Richard Russell	83	—	3,750	11/29/2027	—	—	—	—

Richard Russell	250	—	300	5/29/2028	—	—	—	—
Ryan Duran	20,833	20,833	4.51	4/20/33	—	—	—	—
Ryan Duran	29,167	—	35.70	10/28/2031	—	—	—	—
Ryan Duran	14	—	3,000	1/4/2026	—	—	—	—
Ryan Duran	83	—	300	5/29/2028	—	—	—	—

Indemnification Agreements

We have entered into indemnification agreements with each of our directors and executive officers. These agreements, among other things, require us to indemnify each director and executive officer to the fullest extent permitted by Delaware law, including indemnification expenses such as attorneys’ fees, judgments, fines and settlement amounts incurred by the director or executive officer in any action or proceeding, including any action or proceeding by or in the right of us, arising out of the person’s services as a director or executive officer. The form of indemnification agreement was filed as an exhibit to our Registration Statement on Form S-1 filed on June 25, 2015.

Policies for Granting Certain Equity Awards

We generally grant annual equity-based awards on the day of the Company’s annual stockholder meeting each year, although such timing may change from year to year. Our Compensation Committee also may consider and approve interim or mid-year grants, or grants made on another basis, from time to time based on business needs, changing compensation practices or other factors, in the discretion of our Compensation Committee. Our Compensation Committee does not take into account material nonpublic information in determining the timing and terms of equity-based awards, and we have not timed the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

DIRECTOR COMPENSATION

The compensation of our non-employee directors is determined by our Board of Directors which solicits a recommendation from the Compensation Committee. Directors who are employees of the Company do not receive any additional compensation for their service as directors.

On November 18, 2022, our Board of Directors adopted the LM Funding America, Inc, Non-Employee Director Compensation Program (the “Director Program”). Pursuant to the Director Program, each non-employee director of the Company will receive an annual cash retainer of $66,000 (or $99,000 for audit committee members) payable in arrears in equal quarterly payments, pro-rated for partial years. Non-employee directors will also receive an annual stock option award to purchase a number of shares equal to $66,000 (or $99,000 for audit committee members) divided by the option exercise price (which will be equal to the fair market value of the Company’s common stock on the date of grant), which annual awards will vest one-half on the 180th day after the grant date and one-half on the first anniversary of the grant date. The annual option award will be granted on the day of the Company’s annual stockholder meeting each year. For fiscal year 2024, our Board of Directors waived their right to receive such annual option awards that would have otherwise have been made upon initial election or appointment to our Board of Directors (or on such later date as is determined by the Board of Directors), non-employee directors will also automatically receive stock options to purchase shares under the Company’s equity incentive plan equal to $25,000 divided by the exercise price of the option, with such exercise price being equal to the grant date fair value of the Company’s common stock.

The following table sets forth information with respect to compensation earned by each of our directors (other than those also serving as a “named executive officer”) during the year ended December 31, 2024 and 2023.

		Fees
		Earned or
		Paid in	Option
		Cash	Awards
Name	Year	($)(1)	($)	Total ($)
Carollinn Gould	2024	$66,000	$—	$66,000
	2023	$66,000	$—	$66,000
Andrew Graham	2024	$99,000	$—	$99,000
	2023	$99,000	$—	$99,000
Fred Mills	2024	$99,000	$—	$99,000
	2023	$99,000	$—	$99,000
Douglas I. McCree	2024	$99,000	$—	$99,000
	2023	$99,000	$—	$99,000
Frank Silcox	2024	$66,000	$—	$66,000
	2023	$66,000	$—	$66,000
Todd Zhang*	2024	$21,083	$—	$21,083
	2023	$66,000	$—	$66,000
Martin Traber **	2024	$61,416	$—	$61,416
	2023	$—	$—	$—

Represents compensation for the period from January 1, 2024 through December 31, 2024 and January 1, 2023 through December 31, 2023.

* Mr. Zhang was appointed to the Board of Directors in December 2022 and resigned effective April 25, 2024.

**Mr. Traber was appointed to the Board of Directors on April 29, 2024 and, as such, did not receive any compensation during fiscal 2023. Mr. Traber waived his right to receive stock options under the Director Program upon his appointment to the Board of Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The table below sets forth information with respect to shares of common stock that may be issued under our Amended and Restated 2021 Omnibus Incentive Plan, as of December 31, 2024:

Equity Compensation Plan Information
	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	593,378	$9.06	141,014
Equity compensation plans not approved by security holders	-	$-	-

Principal Shareholders

The following table sets forth information regarding the beneficial ownership of our common stock as of April 28, 2025 by:

•
each person who is known by us to beneficially own more than 5% of our outstanding common stock,
•
each of our directors and named executive officers, and
•
all directors and executive officers as a group.

The number and percentage of shares beneficially owned are based on 5,133,412 common shares outstanding as of April 28, 2025. Information with respect to beneficial ownership has been furnished by each director, officer or beneficial owner of more than 5% of our common stock. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, which generally require that the individual have voting or investment power with respect to the shares. In computing the number of shares beneficially owned by an individual listed below and the percentage ownership of that individual, shares underlying options, warrants and convertible securities held by each individual that are exercisable or convertible within 60 days of April 28, 2025, are deemed owned and outstanding, but are not deemed outstanding for computing the percentage ownership of any other individual. Except as otherwise indicated in the footnotes to this table, or as required by applicable community property laws, all individuals listed have sole voting and investment power for all shares shown as beneficially owned by them. Unless otherwise indicated in the footnotes, the address for each principal shareholder is LM Funding America, Inc., 1200 West Platt Street, Suite 100, Tampa, Florida 33606.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage
5% Stockholders:
None
Named Executive Officers and Directors
Bruce M. Rodgers (1)	1,071,402	17.6%
Carollinn Gould (2)	35,885	*
Andrew L. Graham (3)	47,387	*
Douglas I. McCree (4)	30,986	*
Fred Mills (5)	30,154	*
Frank Silcox (6)	20,349	*
Martin Traber (7)	5,037	*
Richard Russell (8)	1,040,046	17.2%
Ryan Duran (9)	62,915	1.2%
All Executive Officers and Directors as a Group (9 individuals)	1,444,118	22.9%

*	Represents less than 1% of beneficial ownership
(1)

Includes 108,334 shares of common stock; 83,333 shares of common stock issuable upon the exercise of options held by Mr. Rodgers; 843,833 shares issuable upon the exercise of warrants held by BRRR, LLC, an entity over which Mr. Rodgers and Mr. Russell each have beneficial ownership; 15,415 shares and 20,325 shares issuable upon the exercise of options held by CGR LLC which is owned 50% by Bruce M. Rodgers Revocable Trust and 50% by Carol Linn Gould Revocable Trust, 138 shares beneficially owned by BRR Holding, LLC, 20 shares beneficially owned by Bruce M. Rodgers IRA, and 7 shares beneficially owned by Carollinn Gould IRA. Bruce M. Rodgers is the sole Trustee of the Bruce M. Rodgers Revocable Trust and Carollinn Gould is the sole Trustee of the Carol Linn Gould Revocable Trust. Bruce M. Rodgers, Carollinn Gould and their family, including trusts or custodial accounts of minor children of each of Mr. Rodgers and Ms. Gould owns 100% of the outstanding membership interests of BRR Holding, LLC and CGR LLC, and therefore Mr. Rodgers and Ms. Gould may be deemed to have shared voting and investment power for all 15,553 shares and 20,325 shares issuable upon the exercise of options held by both Trusts, CGR and BRR Holding, LLC. This amount excludes 83,333 options that are not exercisable within 60 days of April 22, 2025.

(2)

Includes 15,553 shares of common stock held by the two revocable trusts. Bruce M. Rodgers, Carollinn Gould and their family, including trusts or custodial accounts of minor children of each of Mr. Rodgers and Ms. Gould, own 100% of the outstanding membership interests of each trust, 1,681 shares of common stock issuable upon the exercise of options at an exercise price of $35.70 that are currently exercisable and 18,644 shares of common stock issuable upon the exercise of options at an exercise price of $3.54 that are currently exercisable.

(3)

Includes 7,303 shares of common stock, and 17 shares of common stock issuable upon the exercise of options at an exercise price of $625.00 that are currently exercisable, 2,101 shares of common stock issuable upon the exercise of options at an exercise price of $35.70 that are currently exercisable and 27,966 shares of common stock issuable upon the exercise of options at an exercise price of $3.54 that are currently exercisable.

(4)

Includes 902 shares of common stock and, 2,101 shares of common stock issuable upon the exercise of options at an exercise price of $35.70 that are currently exercisable and 27,966 shares of common stock issuable upon the exercise of options at an exercise price of $3.54 that are currently exercisable.

(5)

Includes 87 shares of common stock and 2,101 shares of common stock issuable upon the exercise of options at an exercise price of $35.70 that are currently exercisable and 27,966 shares of common stock issuable upon the exercise of options at an exercise price of $3.54 that are currently exercisable.

(6)

Includes 24 shares of common stock and 1,681 shares of common stock issuable upon the exercise of options at an exercise price of $35.70 that are currently exercisable and 18,644 shares of common stock issuable upon the exercise of options at an exercise price of $3.54 that are currently exercisable.

(7)	Includes 5,037 shares of common stock.
(8)

Includes 83 shares of common stock issuable upon the exercise of options at an exercise price of $3,750.00 that are currently exercisable or become exercisable within 60 days after April 22, 2025, includes 250 shares of common stock issuable upon the exercise of options at an exercise price of $300.00 that are currently exercisable or become exercisable within 60 days after April 22, 2025. This amount excludes 83,333 options that are not exercisable within 60 days after April 22, 2025.

(9)

Includes 14 shares of common stock issuable upon the exercise of options at an exercise price of $3,000.00 that are currently exercisable or become exercisable within 60 days after April 22, 2025. Includes 83 shares of common stock issuable upon the exercise of options at an exercise price of $300.00 that are currently exercisable or become exercisable within 60 days after April 22, 2025. Includes 29,167 shares of common stock issuable upon the exercise of options at an exercise price of $35.70 that are currently exercisable or become exercisable within 60 days after April 22, 2025. Includes

20,833 shares of common stock issuable upon the exercise of options at an exercise price of $4.51 that are currently exercisable or become exercisable within 60 days after April 22, 2025. This amount excludes 21,650 options that are not exercisable within 60 days after the record date of April 22, 2025. This amount excludes 20,833 options that are not exercisable within 60 days after April 22, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Our Code of Ethics requires that we avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the Board of Directors. Related party transactions are defined under SEC rules as transactions in which (1) the aggregate amount involved will or may be expected to exceed the lesser of $120,000 or one percent of the average of the Company’s total assets in any calendar year, (2) the Company or any of its subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of the Company’s shares of common stock, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

No director may participate in the approval of any transaction in which he is a related party, but that director is required to provide the other members of the Board of Directors with all material information concerning the transaction. Additionally, the Company requires each of its directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

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

Item 14. Principal Accounting Fees and Services.

AUDIT FEES

The following table sets forth the aggregate fees for services related to the years ended December 31, 2024 and 2023 provided by MaloneBailey, LLP, our principal accountants:

Fee Category	2024	2023
Audit Fees - MaloneBailey, LLP (1)	$486,820	$373,375
Audit-Related Fees (2)	-	-
Tax Fees (3)	-	-
All Other Fees (4)	-	-
Total	$486,820	$373,375

(1)
Audit Fees relate to services rendered for the audits of our annual financial statements, for the review of our quarterly financial statements, and for services that are normally provided by the auditor in connection with statutory and regulatory filings or engagements.
(2)
Audit-Related Fees consist of fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under "Audit Fees".
(3)
Tax Fees relate to services performed in connection with the Company's annual tax returns.
(4)
All Other Fees relate to services rendered in connection with our registration statement filings with the SEC.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(b) Exhibits. The exhibits listed on the Exhibit Index, which appears at the end of this Amendment, are filed as part of, or are incorporated by reference into, this Amendment.

Exhibit Index

Exhibit Number	Description

3.1

Certificate of Incorporation of LM Funding America, Inc., as amended (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 filed on January 24, 2022 (Registration No. 333-262316))

3.2	Restated By-Laws of LM Funding America, Inc. (incorporated by reference to Exhibit 3.2 to the Form 10-Q filed on November 17, 2022)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 (Amendment No. 2) filed on August 27, 2015 (Registration No. 333-205232))
4.2	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to Form 8-K filed on August 18, 2020)
4.3	Form of LM Funding America, Inc. Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on December 9, 2024)
4.4	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934, as amended (incorporated by reference to Exhibit 4.3 to the Form 10-K filed on April 1, 2024)
4.5	Form of Representative's Warrant (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on October 20, 2021)
4.6	Form of Common Warrant (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on October 20, 2021)
4.7	Form of Series A Common Warrant (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on August 19, 2024)
4.8	Form of Series B Common Warrant (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on August 19, 2024)
4.9	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.3 to the Form 8-K filed on August 19, 2024)
4.10	Secured Promissory Note, dated May 13, 2024, between LM Funding America, Inc. and Brown Family Enterprises LLC (incorporated by reference to Exhibit 4.5 to the Form 10-Q filed on May 15, 2024)
4.11

Amendment to Secured Promissory Note, dated March 27, 2025, between LM Funding America, Inc. and Brown Family Enterprises LLC (incorporated by reference to Exhibit 31.2 to Form 10-K filed March 31, 2025)

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

10.9#	Employment Agreement, dated October 27, 2021, by and between the Company and Ryan Duran (incorporated by reference to Exhibit 10.8 to the Form 8-K filed on November 1, 2021)
10.10#	LM Funding America, Inc. 2021 Amended and Restated 2021 Omnibus Incentive Plan. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on November 12, 2024)

Exhibit Number	Description
10.11#	Form of Stock Option Award Agreement (2021 Omnibus Incentive Plan) (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on November 1, 2021)
10.12#	Form of Stock Option Award Agreement for executive officer option grants made on October 28, 2021 (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on November 1, 2021)
10.13#	Form of Stock Option Award Agreement for non-employee directors (incorporated by reference to Exhibit 10.5 to the Form 8-K filed on November 1, 2021)
10.14#	LM Funding America, Inc. Non-Employee Director Compensation Program, as amended (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on November 18, 2022)
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

19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to Form 10-K filed March 31, 2025)
21.1	Subsidiaries of the registrant (incorporated by reference to Exhibit 19.1 to Form 10-K filed March 31, 2025).

31.1

Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 to Form 10-K filed March 31, 2025)

31.2

Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.2 to Form 10-K filed March 31, 2025)

31.3*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description
32.1

Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to Form 10-K filed March 31, 2025)

32.2

Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 to Form 10-K filed March 31, 2025)

97.1	Clawback Policy (incorporated by reference to Exhibit 19.1 to Form 10-K filed March 31, 2025)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

# Indicates a management contract or compensatory arrangement.

* Filed herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized:

LM FUNDING AMERICA, INC.

Date: April 30, 2025	By:	/s/ Bruce M. Rodgers
Bruce M. Rodgers
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

1