Form 10-Q
period 2025-03-31
LM FUNDING AMERICA, INC.
filed 2025-05-15
CIK 1640384

UNITEDSTATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

The registrant had 5,133,412 shares of Common Stock, par value $0.001 per share, outstanding as of May 9, 2025.

LM FUNDING AMERICA, INC.

TABLE OF CONTENTS

		Page

PART I.	FINANCIAL INFORMATION	3

Item 1.	Financial Statements	3

	LM Funding America, Inc. and Subsidiaries Consolidated Balance Sheets as of March 31, 2025 (unaudited) and December 31, 2024	3

	LM Funding America, Inc. and Subsidiaries Consolidated Statements of Operations for the Three Months Ended March 31, 2025 and 2024 (unaudited)	4

	LM Funding America, Inc. and Subsidiaries Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2025 and 2024 (unaudited)	5

	LM Funding America, Inc. and Subsidiaries Consolidated Statements of Changes in Stockholders’ Equity for the Three Months Ended March 31, 2025 and 2024 (unaudited)	6
	Notes to Unaudited Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35

Item 4.	Controls and Procedures	35

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	36

Item 1A.	Risk Factors	36

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 3.	Defaults Upon Senior Securities	36

Item 4.	Mine Safety Disclosures	36

Item 5.	Other Information	36

Item 6.	Exhibits	37

SIGNATURES		38

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

LM Funding America, Inc. and Subsidiaries Consolidated Balance Sheets

	March 31,	December 31,
	2025 (unaudited)	2024

Assets
Cash	$1,028,870	$3,378,152
Digital assets - current (Note 2)	8,231,963	9,021,927
Finance receivables	21,910	21,051
Marketable securities (Note 5)	18,340	27,050
Receivable from sale of Symbiont assets (Note 5)	-	200,000
Prepaid expenses and other assets	899,036	827,237
Income tax receivable	31,187	31,187
Current assets	10,231,306	13,506,604

Fixed assets, net (Note 3)	16,377,635	18,376,948
Intangible assets, net (Note 3)	5,423,985	5,478,958
Deposits on mining equipment (Note 4)	947,348	467,172
Long-term investments - equity securities (Note 5)	7,251	4,255
Investment in Seastar Medical Holding Corporation (Note 5)	171,810	200,790
Digital assets - long-term (Note 2)	5,000,000	5,000,000
Right of use assets (Note 7)	888,049	938,641
Other assets	73,857	73,857
Long-term assets	28,889,935	30,540,621
Total assets	$39,121,241	$44,047,225

Liabilities and stockholders' equity
Accounts payable and accrued expenses	1,359,891	989,563
Note payable - short-term (Note 6)	361,547	386,312
Due to related parties (Note 9)	37,312	15,944
Current portion of lease liability (Note 7)	188,763	170,967
Total current liabilities	1,947,513	1,562,786

Note payable - long-term (Note 6)	6,386,609	6,365,345
Lease liability - net of current portion (Note 7)	748,054	776,535
Long-term liabilities	7,134,663	7,141,880
Total liabilities	9,082,176	8,704,666

Stockholders' equity (Note 8)
Preferred stock, par value $.001; 150,000,000 shares authorized; no shares issued and outstanding as of March 31, 2025 and December 31, 2024	-	-
Common stock, par value $.001; 350,000,000 shares authorized; 5,133,412 shares issued and outstanding as of March 31, 2025 and December 31, 2024	4,602	4,602
Additional paid-in capital	102,789,990	102,685,470
Accumulated deficit	(71,061,405)	(65,662,731)
Total LM Funding America stockholders' equity	31,733,187	37,027,341
Non-controlling interest	(1,694,122)	(1,684,782)
Total stockholders' equity	30,039,065	35,342,559
Total liabilities and stockholders’ equity	$39,121,241	$44,047,225

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LM Funding America, Inc. and Subsidiaries Consolidated Statements of Operations (unaudited)

	Three months ended March 31,
	2025	2024
Revenues:
Digital mining revenues	$2,273,940	$4,597,908
Specialty finance revenue	67,389	116,628
Rental revenue	30,008	33,068
Total revenues	2,371,337	4,747,604
Operating costs and expenses:
Digital mining cost of revenues (exclusive of depreciation and amortization shown below)	1,548,295	2,654,946
Curtailment and energy sales	(149,686)	-
Staff costs and payroll	1,050,477	1,243,026
Depreciation and amortization	2,037,578	1,976,196
Loss (gain) on fair value of Bitcoin, net	1,809,976	(4,257,515)
Impairment loss on mining equipment	-	1,188,058
Professional fees	364,485	509,893
Selling, general and administrative	309,964	177,906
Real estate management and disposal	36,314	27,189
Collection costs	17,352	926
Settlement costs with associations	3,693	-
Loss on disposal of assets	186,781	8,170
Other operating costs	255,948	214,505
Total operating costs and expenses	7,471,177	3,743,300
Operating income (loss)	(5,099,840)	1,004,304
Unrealized loss on marketable securities	(8,710)	(2,160)
Unrealized gain (loss) on investment and equity securities	(25,984)	1,350,979
Gain (loss) on fair value of purchased Bitcoin, net	(52,704)	57,926
Other income - coupon sales	-	4,490
Interest expense	(220,906)	(70,826)
Interest income	1,145	9,125
Income (loss) before income taxes	(5,406,999)	2,353,838
Income tax expense	-	-
Net income (loss)	$(5,406,999)	$2,353,838
Less: loss (gain) attributable to non-controlling interest	8,325	(414,221)
Net income (loss) attributable to LM Funding America Inc.	$(5,398,674)	$1,939,617

Basic income (loss) per common share (Note 1)	$(1.05)	$0.80
Diluted income (loss) per common share (Note 1)	$(1.05)	$0.80

Weighted average number of common shares outstanding
Basic	5,133,412	2,428,203
Diluted	5,133,412	2,428,203

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LM Funding America, Inc. and Subsidiaries Consolidated Statements of Cash Flows

(unaudited)

	Three months ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(5,406,999)	$2,353,838
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	2,037,578	1,976,196
Noncash lease expense	50,592	26,043
Amortization of debt issue costs	21,264	-
Stock compensation	-	71,047
Stock option expense	110,805	110,804
Accrued investment income	-	(8,568)
Accrued interest expense on finance lease	14,710	-
Digital assets other income	-	(4,490)
Loss (gain) on fair value of Bitcoin, net	1,862,680	(4,315,441)
Impairment loss on mining machines	-	1,188,058
Unrealized loss on marketable securities	8,710	2,160
Unrealized loss (gain) on investment and equity securities	25,984	(1,350,979)
Loss on disposal of fixed assets	186,781	8,170
Change in operating assets and liabilities:
Prepaid expenses and other assets	96,526	1,583,843
Repayments to related party	21,368	32,445
Accounts payable and accrued expenses	370,328	(22,003)
Mining of digital assets	(2,273,940)	(4,597,908)
Lease liability payments	(25,395)	(25,863)
Net cash used in operating activities	(2,899,008)	(2,972,648)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net collections of finance receivables - original product	458	(8,238)
Net collections of finance receivables - special product	(1,317)	-
Capital expenditures	(170,073)	-
Collection of note receivable	200,000	1,449,066
Investment in digital assets - tether	(31,420)	-
Proceeds from sale of Bitcoin	1,204,680	1,296,233
Proceeds from the sale of tether	27,964	-
Deposits for mining equipment	(480,176)	(1,096,961)
Distribution to members	(1,015)	-
Net cash provided by investing activities	749,101	1,640,100
CASH FLOWS FROM FINANCING ACTIVITIES:
Insurance financing repayments	(193,090)	(241,917)
Issuance costs	(6,285)	-
Net cash used in financing activities	(199,375)	(241,917)
NET DECREASE IN CASH	(2,349,282)	(1,574,465)
CASH - BEGINNING OF PERIOD	3,378,152	2,401,831
CASH - END OF PERIOD	$1,028,870	827,366

SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES
Insurance financing	$168,324	$-
Change in accounting principle (see Note 1)	$-	$614,106
SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION
Cash paid for taxes	$-	$-
Cash paid for interest	$184,932	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LM Funding America, Inc. and Subsidiaries Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2025 and 2024

(unaudited)

	Common Stock
	Shares	Amount	Additional paid-in capital	Accumulated Deficit	Non-Controlling Interest	Total Equity
Balance - December 31, 2023	2,492,964	$2,493	$95,145,376	$(58,961,461)	$(1,325,110)	$34,861,298
Stock option expense	-	-	110,804	-	-	110,804
Stock compensation	-	-	71,047	-	-	71,047
Cumulative effect of change in accounting principle (See Note 1)	-	-	-	614,106	-	614,106
Net income	-	-	-	1,939,617	414,221	2,353,838
Balance - March 31, 2024	2,492,964	$2,493	$95,327,227	$(56,407,738)	$(910,889)	$38,011,093

Balance - December 31, 2024	5,133,412	$4,602	$102,685,470	$(65,662,731)	$(1,684,782)	$35,342,559
Stock option expense	-	-	110,805	-	-	110,805
Member distributions	-	-	-	-	(1,015)	(1,015)
Issuance costs	-	-	(6,285)	-	-	(6,285)
Net loss	-	-	-	(5,398,674)	(8,325)	(5,406,999)
Balance - March 31, 2025	5,133,412	$4,602	$102,789,990	$(71,061,405)	$(1,694,122)	$30,039,065

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LM FUNDING AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025

(UNAUDITED)

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

LM Funding America, Inc. (“we”, “our”, “LMFA” or the “Company”) was formed as a Delaware corporation on April 20, 2015.

LMFA is the sole member of several entities including LM Funding, LLC, which was organized in January 2008; US Digital Mining and Hosting Co., LLC, which was formed on September 10, 2021 (“US Digital”); LMFA Financing LLC, formed on November 23, 2020; and LMFAO Sponsor LLC, which was formed on October 29, 2020 (LMFA is a majority member of LMFAO Sponsor LLC). US Digital has created various 100% owned subsidiaries to engage in business in various states in connection with its Bitcoin mining business.

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

As of March 31, 2025 and December 31, 2024, the Company had approximately 5,600 and 5,840 machines respectively, which amounted to operating units capable of producing over 612 petahash and 615 petahash, respectively, per second (“EH/s”) of computing power.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in the annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The interim consolidated financial statements as of March 31, 2025 and for the three months ended March 31, 2025 and March 31, 2024, respectively, are unaudited. In the opinion of management, the interim consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of the results for the interim periods. The accompanying consolidated balance sheet as of December 31, 2024, is derived from the audited consolidated financial statements presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Recently adopted accounting pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-08, Intangible - Goodwill and Other -Crypto Assets (Subtopic 350-60) (“ASC 350-60”). ASC 350-60 requires entities with certain crypto assets to subsequently measure such assets at fair value, with changes in fair value recorded in net income in each reporting period. In addition, entities are required to provide additional disclosures about the holdings of certain crypto assets. Crypto assets that meet all the following criteria are within the scope of the ASC 350-60: (1) meet the definition of intangible assets as defined in the Codification (2) do not provide the asset holder with enforceable rights to or claims on underlying goods, services, or other assets (3) are created or reside on a distributed ledger based on blockchain or similar technology (4) are secured through cryptography (5) are fungible, and (6) are not created or issued by the reporting entity or its related parties. Bitcoin, which is the sole crypto asset mined by the Company, meets each of these criteria. For all entities, the ASC 350-60 amendments are effective for fiscal years beginning after December 15, 2024, including interim periods within those years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued (or made available for issuance). If an entity adopts the amendments in an interim period, it must adopt them as of the beginning of the fiscal year that includes that interim period. The Company elected to early adopt the new guidance effective January 1, 2024 resulting in a $614 thousand cumulative-effect change to adjust the Company's Bitcoin held on January 1, 2024 with the corresponding entry to beginning accumulated deficit.

There were no other new accounting pronouncements adopted during the three months ended March 31, 2025 or 2024 that were determined to have a material effect on the Company's financial position, results of operations or cash flows.

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

In November 2024, the FASB issued ASU 2024-04, Debt—Debt with Conversion and Other Options: Induced Conversions of Convertible Debt Instruments (“ASU 2024-04”), which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion or extinguishments of convertible debt. ASU 2024-04 is effective for annual reporting periods beginning after December 15, 2025, and interim periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the impact of the standard on its consolidated financial statements and related disclosures.

On December 14, 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which requires more detailed income tax disclosures. The standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adoption of the standard.

Segment and Reporting Unit Information

Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Chief Executive Officer and Chief Financial Officer of the Company comprise the CODM, as a group. The Company has two operating segments as of March 31, 2025, which we refer to as Specialty Finance and Mining Operations. Our corporate oversight function and other components that may earn revenues that are only incidental to the activities of the Company are aggregated and included in the “All Other” category. Refer to Note 10 - Segment Information.

Reclassification

Certain prior period immaterial amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on the reported results of operations.

Revision to previously issued financial statements

As disclosed in our Annual Report on Form 10-K, during the period ended December 31, 2024, the Company identified errors in relation to the accounting for the change in depreciation life for the Bitcoin miners which had an impact on net property, plant and equipment and depreciation expense of approximately $449,800 as of and for the three months ended March 31, 2024, approximately $464,300 as of and for the three months ended June 30, 2024 and approximately $413,800 as of and for the three months ended September 30, 2024. The errors were determined to be immaterial on a qualitative and quantitative basis and were corrected during the three months ended December 31, 2024. The Company has revised the presentation in our previously issued unaudited consolidated interim financial statements for the three months ended March 31, 2024 and adjusted the disclosures included within Note 3 - Fixed Assets and Intangible Assets, net to reflect the correction of the error.

Liquidity

The accompanying consolidated financial statements of the Company have been prepared assuming the Company will continue as a going concern. The going concern basis of presentation assumes that the Company will continue in operation one year after the date these financial statements are issued and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. The evaluation of going concern under the accounting guidance requires significant judgment which involves the Company to consider that it has historically incurred losses in recent years as it has prepared to grow its business through expansion and acquisition opportunities. The Company must also consider its current liquidity as well as future market and economic conditions that may be deemed outside the control of the Company as it relates to obtaining financing and generating future profits. As of March 31, 2025, the Company had $1.0 million available cash on-hand and Bitcoin with a fair market value of $13.2 million (of which $5.0 million is pledged as collateral against outstanding borrowings and classified within “Digital assets - long-term” on the consolidated balance sheets). After considering its current liquidity and future market and economic conditions, the Company has concluded there is no substantial doubt about the Company’s ability to continue as a going concern.

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

Cash

The Company maintains cash balances at several financial institutions that are insured under the Federal Deposit Insurance Corporation’s (“FDIC”) Transition Account Guarantee Program. Balances with the financial institutions may exceed federally insured limits. As of March 31, 2025 and December 31, 2024 we have approximately $0.3 million and $2.3 million of cash in various institutions that exceed the FDIC or SIPC insurance coverage limit of $250,000.

Digital Assets

Bitcoin are included in current assets in the consolidated balance sheets due to the Company’s ability to sell Bitcoin in a highly liquid marketplace and such Bitcoin holdings are expected to be realized in cash or sold or consumed during the normal operating cycle of the Company. As a result of adopting ASC 350-60 on January 1, 2024, Bitcoin is measured at fair value as of each reporting period. The fair value of Bitcoin is measured using the period-end closing Bitcoin price from its principal market in accordance with ASC 820, Fair Value Measurement. Since Bitcoin is traded on a 24-hour period, the Company utilizes the price as of midnight UTC time, which aligns with the Company's revenue recognition cut-off. The decrease (increase) in fair value from each reporting period is reflected on the consolidated statements of operations as “Loss (gain) on fair value of Bitcoin, net”. The Company sells Bitcoin and such gains and losses from such transactions are measured as the difference between the cash proceeds and the carrying basis of Bitcoin as determined on a First In-First Out basis and are recorded within “Loss (gain) on fair value of Bitcoin, net”.

Bitcoin, which is non-cash consideration earned by the Company through its mining activities, are included as a reconciling item as a cash outflow within operating activities on the accompanying consolidated statements of cash flows. The cash proceeds from the sales of Bitcoin are classified based on the holding period in which the Bitcoin are held. ASC 350-60 specifies that Bitcoin converted nearly immediately into cash would qualify as cash flows from operating activities and all other sales would qualify as investing activities. The Company evaluates its sales of Bitcoin and will record Bitcoin sold nearly immediately as operating cash flows and the remainder will be recorded as investing activities. During the three months ended March 31, 2025 and 2024, all proceeds from Bitcoin sales were classified as investing activities.

Investment in Securities

Investment in Securities includes investments in common stocks and convertible notes receivables. Investments in securities are reported at fair value with changes in unrecognized gains or losses included in other income within the consolidated statements of operations.

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

The Company classifies mining machine deposit payments within “Deposits on mining equipment” in the consolidated balance sheets. As mining machines are received, the respective cost of the mining machines plus the related shipping and customs fees are reclassified from “Deposits on mining equipment” to “Fixed assets, net” in the consolidated balance sheets. Refer to Note 4 - Deposits on Mining Equipment and Hosting Services.

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

Equipment Purchases

We ordered 270 S21+ Bitmain machines in December 2024 for an aggregate purchase price of approximately $1.2 million, all of which were delivered in April 2025.

Right to Use Assets

The Company capitalizes all leased assets pursuant to ASU 2016-02, Leases (Topic 842), which requires lessees to recognize right-of-use assets and lease liability, initially measured at present value of the lease payments, on its balance sheet for leases with terms longer than 12 months and classified as either financing or operating leases. As of March 31, 2025 and December 31, 2024, right to use assets, net of accumulated amortization, was $0.9 million and $0.9 million.

Impairment of Long-Lived Assets

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment amount is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. There was nil and $1.2 million impairment loss recorded on fixed assets during the three months ended March 31, 2025 and 2024, respectively. Refer to Note 3 - Fixed Assets and Intangible Assets, net.

Revenue Recognition – Bitcoin Mining

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

Cost of Revenues - Digital Assets

The Company includes energy costs and external co-location mining hosting fees in cost of revenues. Depreciation of mining machines is included within “Depreciation and amortization” in the consolidated statements of operations.

Curtailment and Energy Sales

For our Oklahoma mining site, the energy costs are incurred at market price with no power purchase agreements for a fixed future rate. The Company has a Will Serve agreement with the local energy company that provides credits based on amount of electricity provided and based on reducing power consumption upon peak demand times. The Company utilizes a third-party broker to facilitate our participation in demand response programs offered by the Southwest Power Pool (“SPP”), a regional transmission organization that manages the electric grid and wholesale power for the central United States. The broker analyzes our forecasted power consumption, market value of Bitcoin and day-ahead energy prices to determine whether our estimated mining revenues will exceed the energy cost incurred by the Company to operate our mining equipment (“breakeven price”) for each hour of the following day. If our estimated revenues are predicted to fall below the breakeven price, our power will be curtailed, and we will receive compensation from the SPP in exchange for supplying our power to the grid (“Energy Sales”). If estimated revenue is above the breakeven price, the Company receives compensation for pledging our estimated power usage as available for curtailment in the event SPP needs to adjust load for grid balancing (“Curtailment”). We received $150 thousand and nil of compensation related to curtailment and energy sales during the three months ended March 31, 2025 and 2024, respectively, which is recorded as “Curtailment and energy sales” in the consolidated statement of operations.

Revenue Recognition - Specialty Finance

FASB ASC 606 states an entity needs to conclude at the inception of the contract that collectability of the consideration to which it will be entitled in exchange for the goods and services that will be transferred to the customer is probable. That is, in some circumstances, an entity may not need to assess its ability to collect all of the consideration in the contract. The Company provides funding to Associations by purchasing their rights under delinquent accounts from unpaid Association assessments due from property owners. Collections on the Accounts may vary greatly in both the timing and amount ultimately recovered compared with the total revenues earned on the Accounts because of a variety of economic and social factors affecting the real estate environment in general.

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

Hosting Contracts

On May 6, 2024, the Company entered into a hosting agreement (the “Arthur Hosting Agreement”) with Tech Infrastructure JV I LLC (“Tech Infrastructure”) pursuant to which Tech Infrastructure agreed to host approximately 3,000 of the Company's Bitcoin Miner S19J Pro machines at a secure location and provide power, maintenance and other services specified in the contract with a term of nine months. On July 17, 2024, the Company amended the contract to extend the contract for an additional month. On December 6, 2024, US Digital completed the previously announced acquisition (the “Acquisition”) of the hosting facility located in Oklahoma, and the Arthur Hosting Agreement was subsequently terminated. Following the completion of the Acquisition, the Company continues to operate the hosting site under its own management.

On September 5, 2022, the Company, through its wholly-owned subsidiary US Digital, entered into a hosting agreement (the “Core Hosting Agreement”) with Core Scientific Inc. (“Core”) pursuant to which Core, under various additional orders, agreed to host approximately 3,000 of the Company's Bitcoin miner machines at a secure location and provide power, maintenance and other services specified in the contract with a term of one year, with automatic renewals unless either party notifies the other party in writing not less than ninety (90) calendar days before such renewal of its desire for the order not to renew unless terminated sooner pursuant to the terms of the Core Hosting Agreement. The Company entered into a number of amendments in 2023 and 2024 that resulted in Core hosting a total of approximately 4,870 miners as of March 31, 2024. Pursuant to the terms of the amended Core Hosting Agreement, the terms of the hosting agreement expired with respect to approximately 4,000 miners on May 31, 2024 while the terms of the hosting arrangement continued with respect to approximately 800 miners through December 31, 2024. Beginning January 1, 2025, the Core Hosting Agreement was renewed on a month-to-month basis through April 30, 2025. The agreement is now terminated and the machines are being moved to our Oklahoma site.

Coupon Sales

From time to time the Company receives coupons from Bitmain to incentivize purchases of equipment. Coupons have a stated face value in dollars and can be applied against future invoices for purchased machines. Coupons are transferable and there are not restrictions on the sale to third parties. Occasionally, the Company sells coupons to third parties in exchange for cash consideration or digital assets. As there is currently no active market for the buying and selling of Bitmain coupons, the Company has determined that the fair value of coupons received is nil at the time of receipt therefore revenue associated with the sale of such coupons is not recognized until the sale transaction has been completed and consideration has been received from the third party. During the three months ended March 31, 2025 and 2024, the Company sold Bitmain coupons for nil and $4 thousand, respectively which was recognized as other income within “Other income - coupon sales” in the consolidated statements of operations.

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

Income Taxes

The Company’s calculation of its tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions. The Company recognizes tax liabilities for uncertain tax positions based on management’s estimate of whether it is more likely than not that additional taxes will be required. The Company had no uncertain tax positions as of March 31, 2025 and December 31, 2024.

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

Income tax expense/(benefit) from operations for the three months ended March 31, 2025 and 2024 was nil in each period, which resulted primarily from maintaining a full valuation allowance against the Company's deferred tax assets.

Income (Loss) Per Share

Basic income (loss) per share is calculated as net income (loss) to common stockholders divided by the weighted average number of common shares outstanding during the period. Refer to Note 8 - Stockholders' Equity.

The Company issued nil and nil restricted shares during the three months ended March 31, 2025 and 2024. The weighted average shares used in calculating income (loss) per share for the three months ended March 31, 2024 includes 65 thousand restricted shares that were legally issued during the year ended December 31, 2024 and vested during the three months ended March 31, 2024 based on their respective vesting date. The weighted average shares used in calculating loss per share for the three months ended March 31, 2024 excludes 22 thousand restricted shares that were legally issued but not vested as of March 31, 2024.

Diluted income (loss) per share for the periods equal to basic income (loss) per share as the effect of any convertible notes, stock-based compensation awards, stock warrants, and warrant repricing would be anti-dilutive.

The anti-dilutive stock-based compensation awards consisted of:

	March 31, 2025	December 31, 2024
Stock Options	593,378	593,378
Stock Warrants	4,747,547	4,747,547

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

Related Party

ASC 850 - Related Party Disclosures requires disclosure of related party transactions and certain common control relationships. The Company disclosures related party transactions and such transactions are approved by the Company’s Board of Directors. Refer to Note 9 - Related Party Transactions.

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

Non-cash Activities

Insurance financing - The Company purchased insurance policies during the three months ended March 31, 2025 and 2024 in the amount of $168 thousand and nil, respectively, using a finance agreement.

Change in equity due to change in accounting principal ASC 350-60 - The Company adopted the new guidance effective January 1, 2024 resulting in a $614 thousand cumulative-effect change to adjust the Company's Bitcoin held on January 1, 2024 with the corresponding entry to beginning accumulated deficit.

Note 2. Digital Asset

Digital assets consisted of the following:

	March 31, 2025	December 31, 2024		March 31, 2024
Bitcoin	$8,225,785	9,019,205	$	$11,637,319
Tether	6,178	2,722		14,650
Digital assets - current	8,231,963	9,021,927		11,651,969
Bitcoin - long-term	5,000,000	5,000,000		-
Total digital assets	$13,231,963	14,021,927		$11,651,969

Bitcoin
	March 31, 2025	December 31, 2024		March 31, 2024
Number of Bitcoin held	160.2	150.2		163.4
Carrying basis - per Bitcoin	$90,368	$65,332		$48,046
Fair value - per Bitcoin	$82,534	$93,354		$71,306
Carrying basis of Bitcoin	$14,477,031	$9,812,891		$7,850,671
Fair value of Bitcoin	$13,225,785	$14,019,205		$11,637,319

The carrying basis represents the valuation of Bitcoin at the time the Company earns the Bitcoin through mining activities. Fair value of Bitcoin was determined using Level 1 inputs. As of March 31, 2025 and December 31, 2024 approximately 61 Bitcoin and 54 Bitcoin (with an approximate fair value of $5.0 million) were held in a custody account as collateral for the $5.0 million Liebel loan. Accordingly, the Company is restricted in its ability to use the Bitcoin separately held as collateral in the operation of its business. The Company regularly moves the collateral Bitcoin out of the collateral account when the fair value of such Bitcoin increases and deposits additional Bitcoin into the collateral account when the fair value of such Bitcoin decreases.

The following table presents a roll-forward of Bitcoin for the three months ended March 31, 2025 and 2024:

Bitcoin
	March 31, 2025	March 31, 2024
Bitcoin beginning of period	$14,019,205	$3,406,096
Cumulative effect of the adoption of ASU 2023-08	-	614,106
Beginning balance	14,019,205	4,020,202
Addition of Bitcoin from mining activities	2,273,940	4,597,908
Disposition of Bitcoin from sales	(1,204,680)	(1,296,232)
Gain (loss) on fair value of purchased Bitcoin, net	(52,704)	57,926
Loss (gain) on fair value of Bitcoin, net	(1,809,976)	4,257,515
End of period	$13,225,785	11,637,319

Note 3. Fixed Assets and Intangible Assets, net

The components of fixed assets as of March 31, 2025 and December 31, 2024 are as follows:

	Useful Life (Years)	March 31, 2025	December 31, 2024
Mining machines	4	$27,992,662	$28,852,428
Mining site equipment	6-10	1,921,318	1,921,318
Real estate assets owned	30	80,057	80,057
Furniture, computer and office equipment	3-5	292,411	283,192
Construction in progress		160,853	-
Gross fixed assets		30,447,301	31,136,995
Less: accumulated depreciation		(14,069,666)	(12,760,047)
Fixed assets, net		$16,377,635	$18,376,948

As of March 31, 2025 and December 31, 2024, there were approximately 5,600 and 5,840 miners, respectively located at various hosting sites. The Company’s depreciation expense recognized for the three months ended March 31, 2025 and 2024 was $2.0 million and $2.0 million, respectively.

In order to accommodate an incoming shipment of S21 mining machines in April 2024, management identified 365 mining machines at a Core hosting facility that would require relocation. As part of its impairment testing management considered the possible cashflows and probabilities associated with the relocation and continued use of 365 mining machines at a separate hosting facility location and the potential sale of such assets to a third party. Based on the assessment performed, management concluded a sale was probable and an impairment of $1.2 million on the mining machines was recorded as of March 31, 2024, which was calculated as the net carrying value of the 365 mining machines of $1.3 million less the sales price of $79 thousand. The loss was recorded on our consolidated statements of operations as “Impairment loss on mining equipment” for the three months ended March 31, 2024.

On April 16, 2024, the 365 mining machines were sold to a third-party for $79 thousand. There was no additional loss recognized upon the asset sale.

There was a $187 thousand and $8 thousand loss on disposal of fixed assets during the three months ended March 31, 2025 and 2024, respectively.

Intangible assets as of March 31, 2025 and December 31, 2024 consist of the following:

	Useful Life (Years)	March 31, 2025	December 31, 2024
Power and interconnection rights	25	$5,497,282	$5,497,282
Gross intangible assets		5,497,282	5,497,282
Less: accumulated amortization		(73,297)	(18,324)
Total intangible assets, net		$5,423,985	$5,478,958

During three months ended March 31, 2025 and 2024, the Company recognized $55 thousand and nil amortization expense, respectively.

Note 4. Deposits on Mining Equipment and Hosting Services

As further described in Note 1, the Company has entered into a series of mining machine purchase agreements, hosting and colocation service agreements in connection with our Bitcoin mining operations which required deposits to be paid in advance of the respective asset or service being received.

As of March 31, 2025 and December 31, 2024, the Company had a total of $947 thousand and $467 thousand, respectively, classified as “Deposits on mining equipment”. The 270 S21+ mining machines for which advanced deposits had been paid as of March 31, 2025 were received in April 2025, and on May 12, 2025, the Company sold 70 of the S21+ mining machines for $255 thousand. On May 13, 2025, the Company entered into a contract to sell the remaining S21+ mining machines for $698 thousand.

As of March 31, 2025 and December 31, 2024, the Company had a total of $0.2 million and $0.2 million in prepaid hosting services and hosting deposits, respectively, classified as “Prepaid expenses and other assets”.

Note 5. Investments

Marketable Securities

Our marketable equity securities are publicly traded stocks measured at fair value using quoted prices for identical assets in active markets and classified as Level 1 within the fair value hierarchy. Marketable equity securities as of March 31, 2025 and December 31, 2024, and activity for the three months ended March 31, 2025 and year ended December 31, 2024, are as follows:

	Cost	Cost of Shares Sold	Gross Unrealized Gain (Loss)	Fair Value

Marketable equity securities, March 31, 2025	$27,050	$-	$(8,710)	$18,340

Marketable equity securities, December 31, 2024	$17,860	$-	$9,190	$27,050

No marketable securities were sold during the three months ended March 31, 2025 and 2024.

Long-term investments held to maturity in equity securities consist of the following:

LMF Acquisition Opportunities Inc. and SeaStar Medical - Warrants

The Company, through its affiliate LMFA Sponsor LLC (“Sponsor”), owns an aggregate 229,520 private placement warrants in SeaStar Medical Holding Corporation, a Delaware corporation (“SeaStar Medical”). For the three months ended March 31, 2025 and 2024, our re-measurement of the fair value of the private placement warrants resulted in an unrealized gain of approximately $3 thousand and $0.6 million, respectively. The unrealized gain is included within “Unrealized gain (loss) on investment and equity securities” within the consolidated statements of operations.

Long-term investments in Seastar Medical private placement warrants consist of the following:

	March 31, 2025	December 31, 2024	March 31, 2024

Seastar Medical Holding Corporation warrants	$7,251	$4,255	$753,973
End of period	$7,251	$4,255	$753,973

	March 31, 2025		March 31, 2024

Beginning of year	$4,255		$156,992
Unrealized gain on equity securities	2,996		596,981
End of period	$7,251		$753,973

SeaStar Medical Holding Corporation - Common Stock

As of March 31, 2025 and December 31, 2024, Sponsor holds 103,500 shares or approximately 1.7% of the total outstanding common shares of SeaStar Medical. Taking into consideration the approximately 30% minority interest in Sponsor, the percentage of ownership in the total outstanding common shares of SeaStar Medical that is attributable to the Company is approximately 1.2%.

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

The Company determined that our investment in SeaStar Medical meets the criteria for the equity method of accounting, for which we have elected the fair value option. We remeasure our retained interest in SeaStar Medical's common stock at fair value and include any resulting adjustments as part of our gain or loss on investments. The fair value of our retained interest in SeaStar Medical's common stock is classified as Level 1 in the fair value hierarchy as the fair value is based upon the observable trading price of ICU common stock. The trading price of ICU common stock as of March 31, 2025 and 2024 was $1.66 and $0.73 per share, respectively.

For the three months ended March 31, 2025 and 2024, our re-measurement of the fair value of ICU common stock resulted in an unrealized loss of $29 thousand and an unrealized gain of $0.8 million, respectively. The unrealized gain (loss) is included within “Unrealized gain (loss) on investment and equity securities” within the consolidated statements of operations.

Long-term investments for the SeaStar Medical common stock consist of the following:

	March 31, 2025	December 31, 2024	March 31, 2024

Seastar Medical Holding Corporation common stock	$171,810	$200,790	$1,899,484
End of period	$171,810	$200,790	$1,899,484

	March 31, 2025		March 31, 2024

Beginning of year	$200,790		$1,145,486
Unrealized gain (loss) on equity investment	(28,980)		753,998
End of period	$171,810		$1,899,484

The net unrealized gain (loss) on securities from the Company’s investment in SeaStar Medical's common stock and warrants for the three months ended March 31, 2025 and 2024 totaled ($26) thousand and $1.4 million, respectively.

Receivable from the sale of Symbiont assets

On December 26, 2023, the Company entered into an asset purchase agreement with Platonic Holdings, Inc. (“Platonic”) pursuant to which we agreed to sell Symbiont intangible assets to Platonic. The sale closed on December 27, 2023. The sales proceeds were $2.0 million, of which $0.2 million was held in a customary indemnity escrow. Amounts held in escrow were recorded as “Receivable from the sale of Symbiont assets” in the consolidated balance sheets as of December 31, 2024. The $0.2 million escrow amount was received in January 2025.

Note 6. Debt and Other Financing Arrangements

On March 27, 2025, we entered into a first amendment to secured promissory note with Brown Family Enterprises LLC (“Brown Family”) to increase the interest rate to eleven percent (11%) interest per annum, simple interest, payable on the maturity date. In addition, we agreed with Brown Family to extend the maturity date of the secured promissory note until March 31, 2026.

Debt of the Company consisted of the following at March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Financing agreement with Imperial PFS that is unsecured. Down payment of $25,000 was required upfront and seven installment payments of $24,128 are to be made over the loan term. The note matures on August 1, 2025. Annualized interest is 9.35%.	120,231	-

Financing agreement with Imperial PFS that is unsecured. Down payment of $47,990 was required upfront and ten installment payments of $47,990 are to be made over the loan term. The note matures on August 1, 2025. Annualized interest is 9.35%.	239,166	382,013

Financing agreement with Imperial PFS that is unsecured. Down payment of $14,040 was required upfront. Three installment payments of $14,830 and eight installment payments of $717 are to be made over the loan term. The note matures on July 1, 2025. Annualized interest is 10.45%.	2,150	4,299

Secured loan with Brown Family Enterprises LLC. The note matures on March 31, 2026. Interest was 10% per annum for the year ended December 31, 2024, with an increase to 11% per annum as of the amendment date.	1,500,000	1,500,000

Loan with SE & SJ Liebel Limited Partnership. $5.0 million of Bitcoin has been pledged as collateral. The note matures on August 6, 2026. Interest is 12% per annum.	5,000,000	5,000,000

Debt discount	(113,391)	(134,655)
	$6,748,156	$6,751,657

Minimum required principal payments on the Company's debt as of March 31, 2025 are as follows:

Maturity	Amount
2025	$361,547
2026	$6,500,000
$6,861,547

Note 7. Commitments and Contingencies

Leases

The Company leases certain office space and office equipment under non-cancelable operating leases. Leases with an initial term of one year or less are not recorded on the balance sheet, and the Company generally recognizes lease expense for these leases on a straight-line basis over the lease term. As of March 31, 2025, the Company’s long term operating leases have remaining lease terms of between 14-40 months and includes options to renew the leases. The exercise of lease renewal options is generally at the Company’s sole discretion. The Company’s leases do not contain any material residual value guarantees or material restrictive covenants. As of March 31, 2025, the Company's long term financing land lease has a remaining lease term of 54 months and includes a purchase option.

The Company determines if an arrangement is a lease at inception. Operating lease ROU assets and current and long-term operating lease liabilities are separately stated on the consolidated balance sheet. “ROU” assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The present value of future lease payments is discounted using either the implicit rate in the lease, if known, or the Company’s incremental borrowing rate for the specific lease as of the lease commencement date. The ROU asset is also adjusted for any prepayments made or incentives received. The lease terms include options to extend or terminate the lease only to the extent it is reasonably certain any of those options will be exercised. Lease expense for operating leases is recognized on a straight-line basis over the lease term. For finance leases, amortization expense is recognized on a straight-line basis over the shorter of the useful life of the asset or the lease term and interest expense related to the lease is recognized using the interest method. The Company accounts for lease components (e.g., fixed payments) separate from the non-lease components (e.g., common-area maintenance costs).

The Company’s office lease is through July 31, 2028. Subsequent renewal options were not considered probable of being exercised as of March 31, 2025. This office space is in a building owned by a board member. The Company shares this space and the related costs associated with this operating lease with a related party (Refer to Note 9) that also performs legal services associated with the collection of delinquent assessments. The related party has a sub-lease for approximately $2.5 thousand per month plus operating expenses for the three months ended March 31, 2025 and 2024.

Lease expense recognized for the three months ended March 31, 2025 and 2024 was approximately $71 thousand and $29 thousand, respectively. Sublease income recognized for the three months ended March 31, 2025 and 2024 was approximately $7 thousand and $7 thousand, respectively.

The following table presents supplemental balance sheet information related to leases as of March 31, 2025 and December 31, 2024:

	Balance Sheet Line Item	March 31, 2025	December 31, 2024
Assets
ROU assets - operating lease	Right of use asset, net	$340,760	$360,947
ROU assets - finance lease	Right of use asset, net	547,289	577,694
Total lease assets		$888,049	$938,641

Liabilities
Current lease liabilities - operating lease	Current portion of lease liability	$92,588	$89,502
Current lease liabilities - finance lease	Current portion of lease liability	$96,175	$81,465
Long-term lease liabilities - operating lease	Lease liability - net of current portion	251,824	280,306
Long-term lease liabilities - finance lease	Lease liability - net of current portion	496,230	496,229
Total lease liabilities		$936,817	$947,502

Weighted-average remaining lease term (in years) - operating lease		3.3	3.5
Weighted-average discount rate - operating lease		10.03%	10.02%
Weighted-average remaining lease term (in years) - finance lease		4.5	4.8

The following table presents supplemental cash flow information and non-cash activity related to leases for the three months ended March 31, 2025 and 2024:

Lease Supplemental Cash Flow Table	March 31,
	2025	2024
Operating cash flow information
Cash paid for amounts included in the measurement of lease liabilities	$(25,395)	$(25,863)

The following table presents maturities of lease liabilities on an undiscounted basis as of March 31, 2025:

Lease Maturity Table
	Operating Leases	Finance Leases	Total Leases
2025	92,011	139,050	231,061
2026	121,220	143,222	264,442
2027	121,598	147,518	269,116
2028	72,158	151,944	224,102
2029	-	181,502	181,502
(less: imputed interest)	(62,575)	(170,831)	(233,406)
	$344,412	$592,405	$936,817

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

In October 2021, we entered into a sale and purchase agreement (the “Uptime Purchase Agreement”) with Uptime Armory LLC (“Uptime”) pursuant to which US Digital agreed to purchase, and Uptime agreed to supply to US Digital, an aggregate of 18 modified 40-foot cargo containers (“POD5ive containers”) that will be designed to hold and operate 280 S19 Pro Antminers manufactured by

Bitmain. The purchase price of the POD5ive containers totals $3.15 million, of which $2.4 million or 75% was paid in 2021 as a non-refundable down payment and the remaining 25% was paid after Uptime delivered a “notice of completion” of the equipment in 2022. However, no containers have been delivered as of March 31, 2025.

On November 8, 2022, LMFA filed an action in Florida circuit court against Uptime Armory, LLC and Bit5ive, LLC (the “Defendants”) in a case styled US Digital Mining and Hosting Co. LLC v. Uptime Amory, LLC and Bit5ive, LLC (Fla. 11thCir. Ct., November 8, 2022). In that action, we alleged breach of contract and violation of the Florida Deceptive and Unfair Trade Practices Act and are seeking, among other things, damages of $3.15 million for non-delivery of the 18 POD5ive containers. The Defendants in this action filed a motion to compel confidential arbitration action. The court has now stayed the action in the Florida Circuit Court, and ordered the parties to confidential arbitration governed by the American Arbitration Association and the case is proceeding to arbitration. We recorded an impairment charge of $3.15 million on our mining machine deposit in the fourth quarter of 2022 and is reported on our consolidated statements of operations as “Impairment loss on prepaid mining machine deposits”. The arbitrator has ruled in favor of US Digital’s dispositive motions against Uptime Armory and Bit5ive. Entities Uptime Armory, LLC, Uptime Hosting, LLC, and Bit5ive, LLC have filed for Assignment for the Benefit of Creditors. LMFA US Digital’s Proof of Claim against entities was filed in the Circuit Court of the eleventh Judicial Circuit, in and for Miami-Dade County, Florida in the amount of Arbitrator’s award of $3.2 million (owed joint and several with Bit5ive, LLC).

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

On September 2, 2022, LMFA filed in Florida circuit court a legal action against Uptime Hosting LLC in an action styled US Digital Mining and Hosting Co, LLC v. Uptime Hosting, LLC (Fla. 13th Cir. Ct. Sept. 2, 2022) for the return of the deposit and other damages, alleging breach of contract and violation of the Florida Deceptive and Unfair Trade Practices Act. LMFA has since amended its complaint.

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

On September 30, 2024, the Commodity Futures Trading Commission (“CFTC”) filed an enforcement action in the U.S. District Court for the Southern District of Florida, styled Commodity Futures Trading Commission v. Traders Domain FX LTD d/b/a The Traders Domain, et al., Case No. 1:24-cv-23745-RKA (the “CFTC Action”). Among the named defendants were Algo Capital LLC and certain insiders and affiliates of Algo Capital previously involved in state court Assignment for the Benefit of Creditors (“ABC”) proceedings.

On October 3, 2024, the District Court entered an order granting the CFTC’s motion for the appointment of a receiver (the “Receivership Order”). Although Algo Capital LLC is the only Assignor named as a defendant in the CFTC Action, the Receivership Order applies to all Assignors in the related ABC proceedings.

The Receiver has confirmed that all claims timely filed in the ABC proceedings will be accepted in the Receivership case without requiring creditors to refile. The ABC Assignee and professionals had not yet objected to any claims at the time of transfer. Accordingly, no further claims administration or distributions will be conducted in the ABC estate.

Instead, after payment of allowable fees and administrative expenses incurred by the Assignee, all remaining estate funds collected to date will be remitted to the Receiver for administration and potential distribution under the supervision of the federal court. The transfer of claims and funds reflects coordination between the Assignee and the federally appointed Receiver to avoid duplication and to streamline creditor treatment in light of the broader Receivership proceedings.

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

Stock Options

The following is a summary of the stock option plan activity during the three months ended March 31, 2025 and 2024:

	2025		2024
	Number of	Weighted Average	Number of	Weighted Average
	Options	Exercise Price	Options	Exercise Price

Options outstanding at beginning of the year	593,378	$9.06	599,597	$9.00

Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-

Options outstanding at end of the period	593,378	$9.06	599,597	$9.00

Options exercisable at end of the period	386,169	$11.51	383,152	$10.81

Stock compensation expense recognized for the three months ended March 31, 2025 and 2024 related to stock options was approximately $0.1 million and $0.1 million, respectively. There was $19 thousand of unrecognized compensation cost associated with unvested stock options remaining as of March 31, 2025.

The aggregate intrinsic value of the outstanding common stock options as of March 31, 2025 and December 31, 2024 was nil. The remaining weighted average life of the options as of March 31, 2025 was approximately 7.8 years.

Restricted Shares

The following is a summary of the restricted share activity during the three months ended March 31, 2025 and 2024:

	March 31, 2025		March 31, 2024
	Number of	Weighted Average	Number of	Weighted Average
	Restricted Shares	Award Price	Restricted Shares	Award Price

Restricted Shares outstanding at beginning of the year	-	$-	86,667	$4.51
Vested	-	$-	(65,000)	$4.51
Restricted Shares outstanding at end of the year	-	$-	21,667	$4.51

Stock compensation expense for restricted stock for the three months ended March 31, 2025 and 2024 was approximately nil and $71 thousand, respectively. There was nil unrecognized compensation cost associated with unvested restricted stock remaining as of March 31, 2025.

Warrants

The following is a summary of the warrant activity during the three months ended March 31, 2025 and 2024:

	2025		2024
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Warrants outstanding at beginning of the year	4,747,547	$2.93	1,274,807	$30.04

Issued	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-

Warrants outstanding and exercisable at end of the year	4,747,547	$2.93	1,274,807	$30.04

The aggregate intrinsic value of the outstanding common stock warrants as of March 31, 2025 and 2024 was nil and nil, respectively. The remaining weighted average life of the warrants as of March 31, 2025 was 3.8 years.

Note 9. Related Party Transactions

Legal services for the Company associated with the collection of delinquent assessments from property owners was performed by a law firm (“Business Law Group”, or “BLG”) which was owned solely by Bruce M. Rodgers, the chairman and CEO of the Company, until and through the date of its initial public offering in 2015. Following the initial public offering, Mr. Rodgers transferred his interest in BLG to other attorneys at the firm through a redemption of his interest in the firm. The law firm has historically performed collection work primarily on a deferred billing basis wherein the law firm receives payment for services rendered upon collection from the property owners or at amounts ultimately subject to negotiations with the Company.

On February 1, 2022, the Company consented to the assignment by BLG to the law firm BLG Association Law, PLLC (“BLGAL”) of the Services Agreement, dated April 15, 2015, previously entered into by the Company and BLG. (the “Services Agreement”). The Services Agreement had set forth the terms under which BLG would act as the primary law firm used by the Company and its association clients for the servicing and collection of association accounts. Bruce M. Rodgers is a 50% owner of BLGAL.

Under the agreement, the Company paid BLG a fixed monthly fee of $43 thousand per month for services rendered during the three months ended March 31, 2025 and 2024, respectively. The Company paid BLG a minimum per unit fee of $700 in any case where there is a collection event and BLG received no payment from the property owner, including any unit where the Company has taken title to the unit or where the Association has terminated its contract with either BLG or the Company.

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

Amounts paid to BLGAL for the three months ended March 31, 2025 and 2024 were approximately $129 thousand and $129 thousand, respectively.

Pursuant to the Services Agreement, as amended, in effect during the three months ended March 31, 2025 and 2024, the Company paid all costs (lien filing fees, process and serve costs) incurred in connection with the collection of amounts due from property owners. Any recovery of these collection costs is accounted for as a reduction in expense incurred. The Company incurred expenses related to collection costs for the three months ended March 31, 2025 and 2024 in the amounts of approximately $22 thousand and $14 thousand, respectively. Recoveries during the three months ended March 31, 2025 and 2024 were approximately $5 thousand and $15 thousand, respectively.

The Company also shares office space, personnel and related common expenses with BLGAL. All shared expenses, including rent, are charged to BLGAL based on an estimate of actual usage. Any expenses of BLGAL paid by the Company that have not been reimbursed or settled against other amounts are reflected as due from related parties in the accompanying consolidated balance sheet. BLGAL was charged for office sub-lease for three months ended March 31, 2025 and 2024 for a total of approximately $7 thousand and $7 thousand, respectively.

Amounts payable to BLGAL as of March 31, 2025 and December 31, 2024 were approximately $37 thousand and $17 thousand, respectively.

Note 10. Segment Information

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

	Three Months Ended March 31, 2025
	Specialty Finance	Mining Operations	All Other	Total
Revenue, net	$97,397	$2,273,940	$-	$2,371,337
Digital mining cost of revenue	-	1,548,295	-	1,548,295
Staff costs and payroll	130,621	228,973	690,883	1,050,477
Loss on fair value of Bitcoin, net	-	1,809,976	-	1,809,976
Depreciation and amortization	477	1,980,092	57,009	2,037,578
Other segment expenses (1)	214,883	322,061	487,908	1,024,852
Operating loss	(248,584)	(3,615,456)	(1,235,800)	(5,099,840)
Loss on fair value of purchased Bitcoin, net	-	(52,704)	-	(52,704)
Unrealized loss on investment and equity securities	-	-	(25,984)	(25,984)
Unrealized loss on marketable securities	-	-	(8,710)	(8,710)
Interest income	-	-	1,145	1,145
Interest expense	-	(183,919)	(36,987)	(220,906)
Loss before income taxes	(248,584)	(3,852,079)	(1,306,336)	(5,406,999)
Fixed asset additions	1,170	166,896	2,007	170,073

	Three Months Ended March 31, 2024
	Specialty Finance	Mining Operations	All Other	Total
Revenue, net	$149,696	$4,597,908	$-	$4,747,604
Digital mining cost of revenue	-	2,654,946	-	2,654,946
Staff costs and payroll	130,621	87,231	1,025,174	1,243,026
Gain on fair value of Bitcoin, net	-	(4,257,515)	-	(4,257,515)
Depreciation and amortization	1,366	1,973,190	1,640	1,976,196
Other segment expenses (1)	324,793	229,289	376,337	930,419
Operating income (loss)	(307,084)	2,714,539	(1,403,151)	1,004,304
Gain on fair value of purchased Bitcoin, net	-	-	57,926	57,926
Unrealized gain on investment and equity securities	-	-	1,350,979	1,350,979
Unrealized loss on marketable securities	-	-	(2,160)	(2,160)
Other income - coupon sales	-	4,490	-	4,490
Interest income	-	-	9,125	9,125
Interest expense	-	(70,826)	-	(70,826)
Income (loss) before income taxes	(307,084)	2,648,203	12,719	2,353,838
Fixed asset additions	-	-	-	-

1) Other segment items for each reportable segment include rent, collection costs, office and general business expenses, travel, insurance, office and general business expenses

Note 11. Subsequent Events

On April 24, 2025, the Company contracted with a supplier to purchase two 1 MW immersion mining containers for approximately $346,000 plus an additional amount for shipping and duties. A downpayment of approximately $207,000 was paid in May with the remaining amount due three days before shipping. The containers should be ready for shipment to the United States sometime in late June 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements and Notes for the three months ended March 31, 2025, and with the Annual Report on Form 10-K for the year ended December 31, 2024.

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

We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties, and assumptions about us that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Important factors which could materially affect our results and our future performance include, without limitation:

•
our ability to retain the listing of our securities on the Nasdaq Capital Market,
•
the early stage of our Bitcoin mining business and our lack of operating history in such business,
•
volatility surrounding the value of Bitcoin and other cryptocurrencies,
•
the uncertainty surrounding the Bitcoin mining business in general,
•
bankruptcy or financial problems of our hosting vendors in our mining business,
•
reliance to date on a single model of Bitcoin miner,
•
the ability to scale our mining business,
•
our ability to obtain funds to purchase receivables,
•
our ability to purchase defaulted consumer receivables at appropriate prices,
•
competition to acquire such receivables,
•
our dependence upon third party law firms to service our accounts,
•
our ability to manage growth or declines in the business,
•
changes in government regulations that affect our ability to collect sufficient amounts on our defaulted consumer Association receivables,
•
the impact of class action suits and other litigation on our business or operations,
•
our ability to keep our software systems updated to operate our business,
•
our ability to employ and retain qualified employees,
•
our ability to establish and maintain internal accounting controls,
•
changes in the credit or capital markets,
•
changes in interest rates,
•
deterioration in general economic conditions,
•
negative press regarding the debt collection industry which may have a negative impact on a debtor’s willingness to pay the debt we acquire, and
•
other factors set forth under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and Item 1A of this Quarterly Report on Form 10-Q.

Except as required by law, we assume no duty to update or revise any forward-looking statements.

Overview

The Company currently has two lines of business: our Bitcoin mining business and our specialty finance business.

The Bitcoin mining business operation deploys our computing power to mine Bitcoin and validate transactions on the Bitcoin network. We believe that developments in Bitcoin mining have created an opportunity for us to deploy capital and conduct large-scale mining operations in the United States. We conduct this business through a wholly owned subsidiary, US Digital to develop and operate our Bitcoin mining business.

Specialty Finance Business

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

The value of Bitcoin has historically been subject to wide swings. The carrying value of each Bitcoin we hold reflects the price of one Bitcoin quoted on the active exchange at the end of the reporting period. Therefore, negative swings in the market price of Bitcoin could have a material impact on our earnings and on the carrying value of our Bitcoin. The following table provides a range of intraday low and intraday high Bitcoin prices between January 1, 2022 through March 31, 2025.

Range of intraday Bitcoin prices
Quarterly Reporting Periods Ended	Minimum Price	Maximum Price
December 31, 2022	$15,486	$21,474
March 31, 2023	$16,489	$29,178
June 30, 2023	$24,750	$31,422
September 30, 2023	$24,915	$31,838
December 31, 2023	$26,544	$44,800
March 31, 2024	$38,501	$73,836
June 30, 2024	$56,500	$72,777
September 30, 2024	$49,050	$70,000
December 31, 2024	$58,864	$108,389
March 31, 2025	$76,555	$109,358

The following reflects the financial summary of Bitcoin holdings:

Bitcoin
	March 31, 2025	March 31, 2024
Number of Bitcoin held	160.2	163.4
Carrying basis - per Bitcoin	$90,368	$48,046
Fair value - per Bitcoin	$82,534	$71,306
Carrying basis of Bitcoin	$14,477,031	$7,850,671
Fair value of Bitcoin	$13,225,785	$11,637,319

As of March 31, 2025 and December 31, 2024, we held approximately 160 and 150 Bitcoin, respectively. The carrying value of our Bitcoin as of March 31, 2025 and December 31, 2024 was approximately $13.2 million and $14.0 million, respectively, on our consolidated balance sheet.

As of March 31, 2025 and December 31, 2024 approximately 61 Bitcoin and 54 Bitcoin, respectively (with an approximate fair value of $5.0 million) were held in a custody account as collateral for the $5.0 million Liebel loan and were classified within “Digital assets - long-term” on the consolidated balance sheets.

As of March 31, 2025, we own approximately 5,600 machines with total hashing capacity of approximately 0.612 EH/s.

Mining Site

As of December 31, 2024, we own a 15 MW hosting site located in Oklahoma (the “Oklahoma site”) with 3,006 installed S19J Pro Antminer machines which have a total projected hashrate of 301 PH. As of March 31, 2025, we have 4,320 installed S19 J Pro Antminer machines at this location which have a total projected hashrate of 432 PH. We have another 496 mining machines in storage at the Oklahoma site. We have another 800 machines which have a total projected hashrate of 130 PH at a hosting facility which were relocated to our Oklahoma site in May 2025.

The following is a summary of the average cost of revenues for mining each Bitcoin during the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
Cost of Revenues - Analysis of costs to mine one Bitcoin (per Bitcoin amounts are actual)	2025	2024

Bitcoin Mined	24.3	86.4
Digital mining revenues	$2,273,940	$4,597,908
Average revenue of each Bitcoin mined (1)	$93,578	$53,217
Digital mining cost of revenues and curtailment and energy sales	$1,398,609	$2,654,946
Miner related depreciation (2)	$1,980,092	$1,973,190
Direct costs to mine including non-cash depreciation	$3,378,701	$4,628,136
Direct costs to mine one Bitcoin - hosting fees only (3)	$57,556	$30,729
Direct costs to mine one Bitcoin - including miner related depreciation expense	$139,041	$53,566
Cost of mining one Bitcoin as % of average Bitcoin mining revenue - hosting fees only	62%	58%
Cost of mining one Bitcoin as % of average Bitcoin mining revenue - including miner related depreciation expense	149%	101%

(1) Average revenue of each Bitcoin mined is calculated by dividing the sum of Bitcoin mining revenue by the total number of Bitcoin mined during the respective periods. See the table "Range of intraday Bitcoin prices" for information on the range of intraday Bitcoin prices for quarterly periods.

(2) Miner related depreciation includes depreciation and amortization related to intangible assets, buildings, equipment and mining machines used in the mining process.

(3) Weighted average cost of mining one Bitcoin is calculated by dividing the sum of total hosting fee expense by the total Bitcoin mined during the respective periods.

The Company's Bitcoin unit activity during the three months ended March 31, 2025 and 2024 was as follows:

	March 31, 2025	March 31, 2024
Beginning of Year	150.2	95.1
Production of Bitcoin	24.3	86.4
Purchase of Bitcoin	-	-
Sale of Bitcoin	(14.1)	(18.0)
Fees	(0.2)	(0.1)
End of Period	160.2	163.4

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

The Company records depreciation expense (a non-cash expense) on its miners on a straight-line basis over the miners' expected useful life. Such non-cash depreciation amounts are recorded within the consolidated statements of operations and comprehensive loss as “Depreciation and Amortization”. Although the Company recognizes depreciation with respect to its mining assets, it does not consider depreciation in determining whether it is economical to operate its mining equipment since depreciation expense is not an avoidable operating cost, such as energy costs. The table above presents the non-cash miner depreciation expense on a “per Bitcoin” basis, calculated by dividing miner depreciation expense in our hosted facilities by the number of Bitcoin mined in the hosted facilities. On a “per Bitcoin” ratio, direct costs to mine including miner depreciation expense was approximately $139 thousand and $54 thousand for the three months ended March 31, 2025, and 2024, respectively.

The number of Bitcoin received by the Company as a result of its mining operations was reduced by approximately 50% effective April 19, 2024 when the Bitcoin algorithm halved the rewards from 6.25 per block to 3.125 per block.

Results of Operations

Summarized Consolidated Statements of Operations
	Three months ended March 31,
	2025	2024

Revenue	$2,371,337	$4,747,604
Operating costs and expenses	7,471,177	3,743,300
Operating income (loss)	(5,099,840)	1,004,304
Other income (loss)	(307,159)	1,349,534
Income (loss) before income taxes	(5,406,999)	2,353,838
Income tax expense	-	-
Net income (loss)	(5,406,999)	2,353,838
Less: loss (income) attributable to non-controlling interest	8,325	(414,221)
Net income (loss) attributable to LM Funding America Inc.	$(5,398,674)	$1,939,617

The Three Months Ended March 31, 2025 compared with the Three Months Ended March 31, 2024

Revenues

During the three months ended March 31, 2025, total revenues decreased by $2.3 million, to $2.4 million from $4.7 million for the three months ended March 31, 2024.

Digital mining revenue decreased in the three months ended March 31, 2025 by $2.3 million to $2.3 million from $4.6 million for the three months ended March 31, 2024.

Bitcoin mining revenues are determined by two main drivers: quantity of Bitcoin mined and the price of Bitcoin on the date the Bitcoin is mined. During the three months ended March 31, 2025, we mined 24.3 Bitcoin with an average Bitcoin price of approximately $94 thousand as compared to 86.4 Bitcoin with an average Bitcoin price of approximately $53 thousand during the three months ended March 31, 2024. The decrease in Bitcoin mining revenue for the three months ended March 31, 2025 was attributable to the reduction in the number of Bitcoins mined during the period due to the halving event in April 2024, machines that were not being relocated from hosting sites, the increased difficulty rate, which reduced our share of the global hashrate, offset in part by the increase in Bitcoin prices.

Operating Expenses

During the three months ended March 31, 2025, operating expenses increased $3.8 million to $7.5 million from $3.7 million for the three months ended March 31, 2024. The increase in operating expenses is primarily due to the following factors:

Fair Market Adjustment on mined digital assets

The fair market adjustment on mined digital assets resulted in a loss of $1.8 million for the three months ended March 31, 2025 compared to a gain of $4.3 million for the three months ended March 31, 2024.

Digital mining cost of revenues

Bitcoin mining costs decreased by $1.3 million to $1.4 million for the three months ended March 31, 2025 from $2.7 million for the three months ended March 31, 2024 is primarily due to the lower overall operating costs at our Oklahoma facility as compared to third party hosting sites, and the idling of some mining machines during the 2025 quarter. Mining costs as a percentage of revenue increased to 61.5% from 57.7% due to the lower relative number of Bitcoin mined as compared to the prior year and the idling of mining machines.

Staff costs and payroll

Compensation costs for three months ended March 31, 2025 decreased by $0.1 million to $1.1 million from $1.2 million for the three months ended March 31, 2024 primarily due primarily to the $0.1 million reduction of stock based compensation associated with employee stock options and restricted stock.

Impairment loss on mining equipment

During the three months ended March 31, 2024 the Company incurred a $1.2 million impairment on mining equipment related to machines disposed in April 2024. There was no impairment loss for the three months ended March 31, 2025.

Loss on disposal of mining equipment

Loss on disposal of mining equipment was $0.2 million and $8 thousand for the three months ended March 31, 2025 and 2024, respectively.

Other Income (Expense)

The Company recognized an unrealized loss on securities $26 thousand for the three months ended March 31, 2025 as compared to an unrealized gain of $1.4 million for the three months ended March 31, 2024 from the revaluation of Seastar Medical's common stock and private placement warrants.

The Company recognized $221 thousand of interest expense for the three months ended March 31, 2025 as compared to $71 thousand for the three months ended March 31, 2024 due to an increase in secured borrowings in 2024.

Income Tax Expense

During the three months ended March 31, 2025, the Company generated a $5.4 million net loss before income taxes and the Company increased its income tax valuation allowance by $1.4 million, which offset the Company’s incurred net income tax benefit of $1.4 million which resulted in no income tax expense being recognized for the three months ended March 31, 2025. During the three months ended March 31, 2024, the Company generated $2.4 million net income before income taxes and the Company increased its income tax valuation allowance by $0.6 million, which offset the Company’s incurred net income tax expense of $0.6 million, resulting in no income tax expense being recognized during the period.

Net Loss

During the three months ended March 31, 2025, net loss was $5.4 million as compared to net income of $1.9 million for the three months ended March 31, 2024.

Net Loss Attributable to Non-Controlling Interest

The Company owns 69.5% of the equity interests of Sponsor. As such, there is an $8 thousand net loss for the three months ended March 31, 2025 attributable to the Non-Controlling Interest as compared to a $0.4 million net gain for the three months ended March 31, 2024.

Net Loss Attributable to LM Funding America, Inc.

During the three months ended March 31, 2025, net loss attributable to LM Funding America, Inc. was $5.4 million as compared to net income of $1.9 million for the three months ended March 31, 2024.

Liquidity and Capital Resources

General

Our primary sources of liquidity are our cash and cash equivalents, Bitcoin generated from our digital mining operations, proceeds from borrowings and cash from our note receivables. At March 31, 2025 and December 31, 2024, we had cash, cash equivalents and Bitcoin, excluding $5.0 million of Bitcoin was pledged as collateral against outstanding borrowings, of $9.3 million and $12.4 million, respectively. As of March 31, 2025, we had working capital of $8.3 million reflecting a decrease of $3.7 million since December 31, 2024. We have access to equity financing through equity and debt financing. Cash management continues to be a top priority. We expect to incur negative operating cash flows as we work to increase our digital mining revenue and maintain operational efficiencies.

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

As of March 31, 2025 and December 31, 2024, our liquidity was comprised of:

	March 31, 2025	December 31, 2024
Cash and cash equivalents	$1,028,870	$3,378,152
Bitcoin - current portion	8,231,963	9,021,927
Bitcoin - long-term	5,000,000	5,000,000
Marketable securities	18,340	27,050
End of Period	$14,279,173	$17,427,129

The Company's cash flow summary for the three months ended March 31, 2025 and 2024 are as follows:

	Three months ended March 31,
	2025	2024
Cash Flows used in operating activities	$(2,899,008)	$(2,972,648)
Cash Flows provided by investing activities	749,101	1,640,100
Cash Flows used in financing activities	(199,375)	(241,917)
Net decrease in cash	(2,349,282)	(1,574,465)
Cash - beginning of year	3,378,152	2,401,831
Cash - end of period	$1,028,870	$827,366

Contractual Obligations

The Company has digital mining hosting contracts that expired in April 2025.

Cash from Operations

Net cash used in operations was $2.9 million during the three months ended March 31, 2025 compared with net cash used in operations of $3.0 million during the three months ended March 31, 2024. The mining of Bitcoin is considered a noncash item for operating purposes which totaled $2.3 million and $4.6 million for the three months ended March 31, 2025 and 2024, respectively.

Cash from Investing Activities

For the three months ended March 31, 2025 net cash provided by investing activities was $0.7 million as compared to net cash provided by investing activities of $1.6 million for the three months ended March 31, 2024. The proceeds from the sale of Bitcoin is considered an investing activity which totaled $1.2 million and $1.3 million for the three months ended March 31, 2025 and 2024, respectively. For the three months ended March 31, 2025, the Company received net payments of approximately $0.2 million from the collection of Symbiont sale receivable while investing $0.2 million for capital expenditures and $0.5 million on deposits for Bitcoin mining equipment. For the three months ended March 31, 2024 the Company received net payments of approximately $1.4 million from SeaStar Medical related to the payment of outstanding notes receivable while investing $1.1 million for capital expenditures including Bitcoin mining equipment.

Cash from Financing Activities

Net cash used in financing activities was $0.2 million for the three months ended March 31, 2025 and 2024 and primarily relates to the repayment of insurance financing.

Equity Financing Transactions

The Company had no cash infusions from equity financing transactions during the three months ended March 31, 2025 and 2024.

Debt

Debt of the Company consisted of the following at March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Financing agreement with Imperial PFS that is unsecured. Down payment of $25,000 was required upfront and seven installment payments of $24,128 are to be made over the loan term. The note matures on August 1, 2025. Annualized interest is 9.35%.	120,231	-

Financing agreement with Imperial PFS that is unsecured. Down payment of $47,990 was required upfront and ten installment payments of $47,990 are to be made over the loan term. The note matures on August 1, 2025. Annualized interest is 9.35%.	239,166	382,013

Financing agreement with Imperial PFS that is unsecured. Down payment of $14,040 was required upfront. Three installment payments of $14,830 and eight installment payments of $717 are to be made over the loan term. The note matures on July 1, 2025. Annualized interest is 10.45%.	2,150	4,299

Secured loan with Brown Family Enterprises LLC. The note matures on March 31, 2026. Interest was 10% per annum for the year ended December 31, 2024, with an increase to 11% per annum as of the amendment date.	1,500,000	1,500,000

Loan with SE & SJ Liebel Limited Partnership. $5.0 million of Bitcoin has been pledged as collateral. The note matures on August 6, 2026. Interest is 12% per annum.	5,000,000	5,000,000

Debt discount	(113,391)	(134,655)
	$6,748,156	$6,751,657

The following table presents maturities of debt on an undiscounted basis as of March 31, 2025:

Maturity	Amount
2025	$361,547
2026	$6,500,000
$6,861,547

Non-GAAP Financial Measures

Our reported results are presented in accordance with U.S. generally accepted accounting principles (“GAAP”). We also disclose Earnings before Interest, Tax, Depreciation and Amortization (“EBITDA”) and Core Earnings before Interest, Tax, Depreciation and Amortization (“Core EBITDA”) which adjusts which adjusts for unrealized loss (gain) on investment and equity securities, loss on disposal of mining equipment, impairment loss on mining equipment and stock compensation expense and option expense, all of which are non-GAAP financial measures. We believe these non-GAAP financial measures are useful to investors because they are widely accepted industry measures used by analysts and investors to compare the operating performance of Bitcoin miners.

The following tables reconcile net loss, which we believe is the most comparable GAAP measure, to EBITDA and Core EBITDA:

	Three months ended March 31,
	2025	2024

Net income (loss)	$(5,406,999)	$2,353,838
Income tax expense	-	-
Interest expense	220,906	70,826
Depreciation and amortization	2,037,578	1,976,196
Income (loss) before interest, taxes & depreciation	$(3,148,515)	$4,400,860
Unrealized loss (gain) on investment and equity securities	25,984	(1,350,979)
Loss on disposal of mining equipment	186,781	8,170
Impairment loss on mining equipment	-	1,188,058
Stock compensation and option expense	110,805	181,851
Core income (loss) before interest, taxes & depreciation	$(2,824,945)	$4,427,960

Critical Accounting Estimates

Our financial statements are prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of the consolidated financial statements in conformity with GAAP requires our management to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities, the disclosure or inclusion of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the period. There are no critical accounting estimates for the three months ended March 31, 2025.

There have been no material changes to our critical accounting policies and estimates as compared to those disclosed in our Annual Report on Form 10-K. For a description of our critical accounting policies and estimates, see Part I, Item 1, Note 1, “Summary of Significant Accounting Policies” in our notes to the consolidated financial statements in this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

Please refer to Note 1 in our unaudited consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of March 31, 2025.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2025.

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Legal Proceedings are set forth under Note 7 "Commitments and Contingencies" included in Part I, Item 1 of this Quarterly Report on Form 10-Q and are incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities.

None.

(b) Use of Proceeds.

None.

(c) Repurchase of Securities.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

a) None.

b) None.

c) During the three months ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in the Securities and Exchange Commission’s rules).

Item 6. Exhibits

The following documents are filed as a part of this report or are incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION
3.1	Certificate of Incorporation of LM Funding America, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Form 10-Q filed on August 13, 2024)
3.2	Restated By-Laws of LM Funding America, Inc. (incorporated by reference to Exhibit 3.2 to the Form 10-Q filed on November 17, 2022)
4.1	Form of Series A Common Warrant (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on August 19, 2024)
4.2	Form of Series B Common Warrant (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on August 19, 2024)
4.3	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.3 to the Form 8-K filed on August 19, 2024)
4.4	Promissory Note, dated August 6, 2024 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on August 12, 2024)
4.5	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on January 10, 2025)
4.6

Amendment to Secured Promissory Note, dated March 27, 2025, between LM Funding America, Inc. and Brown Family Enterprises LLC (incorporated by reference to Exhibit 4.11 to the Form 10-K filed on March 31, 2025)

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

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

LM FUNDING AMERICA, INC.

Date: May 15, 2025	By:	/s/ Bruce M. Rodgers
Bruce M. Rodgers
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: May 15, 2025	By:	/s/ Richard Russell
Richard Russell
Chief Financial Officer
(Principal Accounting Officer)