Form 10-Q
period 2025-06-30
LM FUNDING AMERICA, INC.
filed 2025-08-14
CIK 1640384

UNITEDSTATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

The registrant had 5,166,745 shares of Common Stock, par value $0.001 per share, outstanding as of August 11, 2025.

LM FUNDING AMERICA, INC.

TABLE OF CONTENTS

		Page

PART I.	FINANCIAL INFORMATION	3

Item 1.	Financial Statements	3

	LM Funding America, Inc. and Subsidiaries Consolidated Balance Sheets as of June 30, 2025 (unaudited) and December 31, 2024	3

	LM Funding America, Inc. and Subsidiaries Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2025 and 2024 (unaudited)	4

	LM Funding America, Inc. and Subsidiaries Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2025 and 2024 (unaudited)	5

	LM Funding America, Inc. and Subsidiaries Consolidated Statements of Changes in Stockholders’ Equity for the Three and Six Months Ended June 30, 2025 and 2024 (unaudited)	6
	Notes to Unaudited Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39

Item 4.	Controls and Procedures	39

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	40

Item 1A.	Risk Factors	40

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 3.	Defaults Upon Senior Securities	40

Item 4.	Mine Safety Disclosures	40

Item 5.	Other Information	40

Item 6.	Exhibits	41

SIGNATURES		42

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

LM Funding America, Inc. and Subsidiaries Consolidated Balance Sheets

	June 30,	December 31,
	2025 (unaudited)	2024

Assets
Cash	$353,580	$3,378,152
Digital assets - current (Note 2)	11,677,773	9,021,927
Finance receivables	26,120	21,051
Marketable securities (Note 5)	13,230	27,050
Receivable from sale of Symbiont assets (Note 5)	-	200,000
Prepaid expenses and other assets	597,136	827,237
Income tax receivable	31,187	31,187
Current assets	12,699,026	13,506,604

Fixed assets, net (Note 3)	14,517,943	18,376,948
Intangible assets, net (Note 3)	5,369,012	5,478,958
Deposits on mining equipment (Note 4)	483,592	467,172
Long-term investments - equity securities (Note 5)	4,111	4,255
Investment in Seastar Medical Holding Corporation (Note 5)	44,060	200,790
Digital assets - long-term (Note 2)	5,000,000	5,000,000
Right of use assets (Note 7)	842,268	938,641
Other assets	73,857	73,857
Long-term assets	26,334,843	30,540,621
Total assets	$39,033,869	$44,047,225

Liabilities and stockholders' equity
Accounts payable and accrued expenses	1,530,077	989,563
Note payable - short-term (Note 6)	1,643,759	386,312
Due to related parties (Note 9)	21,393	15,944
Current portion of lease liability (Note 7)	187,139	170,967
Total current liabilities	3,382,368	1,562,786

Note payable - long-term (Note 6)	4,907,873	6,365,345
Lease liability - net of current portion (Note 7)	619,442	776,535
Long-term liabilities	5,527,315	7,141,880
Total liabilities	8,909,683	8,704,666

Stockholders' equity (Note 8)
Preferred stock, par value $.001; 150,000,000 shares authorized; no shares issued and outstanding as of June 30, 2025 and December 31, 2024	-	-
Common stock, par value $.001; 350,000,000 shares authorized; 5,133,412 shares issued and outstanding as of June 30, 2025 and December 31, 2024	4,602	4,602
Additional paid-in capital	102,814,611	102,685,470
Accumulated deficit	(70,960,851)	(65,662,731)
Total LM Funding America stockholders' equity	31,858,362	37,027,341
Non-controlling interest	(1,734,176)	(1,684,782)
Total stockholders' equity	30,124,186	35,342,559
Total liabilities and stockholders’ equity	$39,033,869	$44,047,225

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LM Funding America, Inc. and Subsidiaries Consolidated Statements of Operations (unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Revenues:
Digital mining revenues	$1,806,364	$2,893,073	$4,080,304	$7,490,981
Specialty finance revenue	94,945	89,036	162,334	205,664
Rental revenue	27,015	29,238	57,023	62,306
Total revenues	1,928,324	3,011,347	4,299,661	7,758,951
Operating costs and expenses:
Digital mining cost of revenues (exclusive of depreciation and amortization shown below)	1,288,399	2,357,111	2,836,694	5,012,057
Curtailment and energy sales	(223,269)	-	(372,955)	-
Staff costs and payroll	1,087,627	837,888	2,138,104	2,080,914
Depreciation and amortization	2,039,343	1,875,359	4,076,921	3,851,555
Loss (gain) on fair value of Bitcoin, net	(3,761,139)	1,265,485	(1,951,163)	(2,992,030)
Impairment loss on mining equipment	-	-	-	1,188,058
Professional fees	308,829	484,335	673,314	994,228
Selling, general and administrative	375,420	195,681	685,384	373,587
Real estate management and disposal	22,420	31,097	58,734	58,286
Collection costs	8,589	20,416	25,941	21,342
Settlement costs with associations	-	-	3,693	-
Loss on disposal of assets	99,578	33,887	286,359	42,057
Other operating costs	259,012	223,112	514,960	437,617
Total operating costs and expenses	1,504,809	7,324,371	8,975,986	11,067,671
Operating income (loss)	423,515	(4,313,024)	(4,676,325)	(3,308,720)
Unrealized gain (loss) on marketable securities	(5,110)	6,440	(13,820)	4,280
Unrealized loss on investment and equity securities	(130,890)	(1,856,737)	(156,874)	(505,758)
Gain (loss) on fair value of purchased Bitcoin, net	-	-	(52,704)	57,926
Other income - coupon sales	-	-	-	4,490
Interest expense	(227,546)	(36,893)	(448,452)	(107,719)
Interest income	531	17,228	1,676	26,353
Income (loss) before income taxes	60,500	(6,182,986)	(5,346,499)	(3,829,148)
Income tax expense	-	-	-	-
Net income (loss)	$60,500	$(6,182,986)	$(5,346,499)	$(3,829,148)
Less: loss attributable to non-controlling interest	40,054	574,474	48,379	160,253
Net income (loss) attributable to LM Funding America Inc.	$100,554	$(5,608,512)	$(5,298,120)	$(3,668,895)

Basic income (loss) per common share (Note 1)	$0.02	$(2.26)	$(1.03)	$(1.49)
Diluted income (loss) per common share (Note 1)	$0.02	$(2.26)	$(1.03)	$(1.49)

Weighted average number of common shares outstanding
Basic	5,133,412	2,485,822	5,133,412	2,457,012
Diluted	5,133,412	2,485,822	5,133,412	2,457,012

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LM Funding America, Inc. and Subsidiaries Consolidated Statements of Cash Flows

(unaudited)

	Six months ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,346,499)	$(3,829,148)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	4,076,921	3,851,555
Noncash lease expense	96,373	52,579
Amortization of debt issue costs	42,528	-
Stock compensation	-	76,322
Stock option expense	135,426	221,609
Accrued investment income	-	(25,265)
Accrued interest expense on finance lease	30,553	-
Digital assets other income	-	(4,490)
Gain on fair value of Bitcoin, net	(1,898,459)	(3,049,956)
Impairment loss on mining machines	-	1,188,058
Unrealized loss (gain) on marketable securities	13,820	(4,280)
Unrealized loss on investment and equity securities	156,874	505,758
Loss on disposal of fixed assets	286,359	42,057
Change in operating assets and liabilities:
Prepaid expenses and other assets	398,424	3,218,789
Repayments to related party	5,449	30,730
Accounts payable and accrued expenses	540,514	(718,557)
Mining of digital assets	(4,080,304)	(7,490,981)
Lease liability payments	(171,474)	(53,044)
Net cash used in operating activities	(5,713,495)	(5,988,264)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net collections of finance receivables - original product	(2,434)	(14,443)
Net collections of finance receivables - special product	(2,635)	(631)
Capital expenditures	(377,212)	(1,226,602)
Proceeds from sale of fixed assets	953,153	78,806
Investment in notes receivable	-	(2,094,351)
Collection of note receivable	200,000	1,449,066
Investment in digital assets - tether	(30,315)	-
Proceeds from sale of Bitcoin	3,323,773	4,543,685
Proceeds from the sale of tether	29,460	-
Deposits for mining equipment	(986,690)	-
Distribution to members	(1,015)	(19,616)
Net cash provided by investing activities	3,106,085	2,715,914
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings	-	1,500,000
Insurance financing repayments	(410,877)	(483,833)
Issuance costs	(6,285)	-
Net cash provided by (used in) financing activities	(417,162)	1,016,167
NET DECREASE IN CASH	(3,024,572)	(2,256,183)
CASH - BEGINNING OF PERIOD	3,378,152	2,401,831
CASH - END OF PERIOD	$353,580	145,648

SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES
Insurance financing	$168,324	$-
Change in accounting principle (see Note 1)	$-	$614,106
SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION
Cash paid for taxes	$-	$-
Cash paid for interest	$337,850	$134,751

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LM Funding America, Inc. and Subsidiaries Consolidated Statements of Changes in Stockholders’ Equity

For the Three and Six Months Ended June 30, 2025 and 2024

(unaudited)

	Common Stock
	Shares	Amount	Additional paid-in capital	Accumulated Deficit	Non-Controlling Interest	Total Equity
Balance - December 31, 2023	2,492,964	$2,493	$95,145,376	$(58,961,461)	$(1,325,110)	$34,861,298
Stock option expense	-	-	110,804	-	-	110,804
Stock compensation	-	-	71,047	-	-	71,047
Cumulative effect of change in accounting principle (See Note 1)	-	-	-	614,106	-	614,106
Net income	-	-	-	1,939,617	414,221	2,353,838
Balance - March 31, 2024	2,492,964	$2,493	$95,327,227	$(56,407,738)	$(910,889)	$38,011,093
Stock option expense	-	-	110,805	-	-	110,805
Member distributions	-	-	-	-	(19,616)	(19,616)
Stock compensation	-	-	5,275	-	-	5,275
Net loss	-	-	-	(5,608,512)	(574,474)	(6,182,986)
Balance - June 30, 2024	2,492,964	$2,493	$95,443,307	$(62,016,250)	$(1,504,979)	$31,924,571

Balance - December 31, 2024	5,133,412	$4,602	$102,685,470	$(65,662,731)	$(1,684,782)	$35,342,559
Stock option expense	-	-	110,805	-	-	110,805
Member distributions	-	-	-	-	(1,015)	(1,015)
Issuance costs	-	-	(6,285)	-	-	(6,285)
Net loss	-	-	-	(5,398,674)	(8,325)	(5,406,999)
Balance - March 31, 2025	5,133,412	$4,602	$102,789,990	$(71,061,405)	$(1,694,122)	$30,039,065
Stock option expense	-	-	24,621	-	-	24,621
Net income (loss)	-	-	-	100,554	(40,054)	60,500
Balance - June 30, 2025	5,133,412	$4,602	$102,814,611	$(70,960,851)	$(1,734,176)	$30,124,186

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LM FUNDING AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

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

As of June 30, 2025 and December 31, 2024, the Company had approximately 5,560 and 5,840 machines respectively, which amounted to operating units capable of producing 606 petahash and 615 petahash, respectively, per second (“EH/s”) of computing power.

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

Principles of Consolidation

The consolidated financial statements include the accounts of LMFA and its wholly-owned subsidiaries: LM Funding, LLC; REO Management Holdings, LLC (including all 100% owned subsidiary limited liability companies); LM Funding of Colorado, LLC; LM Funding of Washington, LLC; LM Funding of Illinois, LLC; US Digital (includes all 100% owned subsidiary limited liability companies) and various single purpose limited liability corporations owned by REO Management Holdings, LLC which own various properties. The consolidated financial statements also include LMFA Sponsor LLC (a 69.5% owned subsidiary). All significant intercompany balances have been eliminated in consolidation.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in the annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The interim consolidated financial statements as of June 30, 2025 and for the three and six months ended June 30, 2025 and June 30, 2024, respectively, are unaudited. In the opinion of management, the unaudited interim consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of the results for the interim periods. The accompanying consolidated balance sheet as of December 31, 2024, is derived from the audited consolidated financial statements presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

There were no other new accounting pronouncements adopted during the three and six months ended June 30, 2025 and 2024 that were determined to have a material effect on the Company's financial position, results of operations or cash flows.

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

On December 14, 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which requires more detailed income tax disclosures. The standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of the adoption of the standard.

Segment and Reporting Unit Information

Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Chief Executive Officer and Chief Financial Officer of the Company comprise the CODM, as a group. The Company has two operating segments as of June 30, 2025, which we refer to as Specialty Finance and Mining Operations. Our corporate oversight function and other components that may earn revenues that are only incidental to the activities of the Company are aggregated and included in the “All Other” category. Refer to Note 10 - Segment Information.

Reclassification

Certain prior period immaterial amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on the reported results of operations.

Revision to previously issued financial statements

As disclosed in our Annual Report on Form 10-K, during the period ended December 31, 2024, the Company identified errors in relation to the accounting for the change in depreciation life for the Bitcoin miners which had an impact on net property, plant and equipment and depreciation expense of approximately $449,800 as of and for the three months ended March 31, 2024, approximately $464,300 and $914,100 as of and for the three and six months ended June 30, 2024, respectively, and approximately $413,800 and $1,328,000 as of and for the three and nine months ended September 30, 2024, respectively. The errors were determined to be immaterial on a qualitative and quantitative basis and were corrected during the three months ended December 31, 2024. The Company has revised the presentation in our previously issued unaudited consolidated interim financial statements as of and for the three and six months ended June 30, 2024 and adjusted the disclosures included within Note 3 - Fixed Assets and Intangible Assets, net to reflect the correction of the error.

Liquidity

The accompanying consolidated financial statements of the Company have been prepared assuming the Company will continue as a going concern. The going concern basis of presentation assumes that the Company will continue in operation one year after the date these financial statements are issued and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. The evaluation of going concern under the accounting guidance requires significant judgment which involves the Company to consider that it has historically incurred losses in recent years as it has prepared to grow its business through expansion and acquisition opportunities. The Company must also consider its current liquidity as well as future market and economic conditions that may be deemed outside the control of the Company as it relates to obtaining financing and generating future profits. As of June 30, 2025, the Company had $354 thousand available cash on-hand and Bitcoin with a fair market value of $16.7 million (of which $5.0 million is pledged as collateral against outstanding borrowings and classified within “Digital assets - long-term” on the consolidated balance sheets). After considering its current liquidity and future market and economic conditions, the Company has concluded there is no substantial doubt about the Company’s ability to continue as a going concern.

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

Cash

The Company maintains cash balances at several financial institutions that are insured under the Federal Deposit Insurance Corporation’s (“FDIC”) Transition Account Guarantee Program. Balances with the financial institutions may exceed federally insured limits. As of June 30, 2025 and December 31, 2024 we have nil and $2.3 million of cash in various institutions that exceed the FDIC or SIPC insurance coverage limit of $250,000.

Digital Assets

Bitcoin are included in current assets in the consolidated balance sheets due to the Company’s ability to sell Bitcoin in a highly liquid marketplace and such Bitcoin holdings are expected to be realized in cash or sold or consumed during the normal operating cycle of the Company. As a result of adopting ASC 350-60 on January 1, 2024, Bitcoin is measured at fair value as of each reporting period. The fair value of Bitcoin is measured using the period-end closing Bitcoin price from its principal market in accordance with ASC 820, Fair Value Measurement. Since Bitcoin is traded on a 24-hour period, the Company utilizes the price as of at fair value at 23:59:59 UTC time, which aligns with the Company's revenue recognition cut-off. The decrease (increase) in fair value from each reporting period is reflected on the consolidated statements of operations as “Loss (gain) on fair value of Bitcoin, net”. The Company sells Bitcoin and such gains and losses from such transactions are measured as the difference between the cash proceeds and the carrying basis of Bitcoin as determined on a First In-First Out basis and are recorded within “Loss (gain) on fair value of Bitcoin, net”.

Bitcoin, which is non-cash consideration earned by the Company through its mining activities, are included as a reconciling item as a cash outflow within operating activities on the accompanying consolidated statements of cash flows. The cash proceeds from the sales of Bitcoin are classified based on the holding period in which the Bitcoin are held. ASC 350-60 specifies that Bitcoin converted nearly immediately into cash would qualify as cash flows from operating activities and all other sales would qualify as investing activities. The Company evaluates its sales of Bitcoin and will record Bitcoin sold nearly immediately as operating cash flows and the remainder will be recorded as investing activities. During the six months ended June 30, 2025 and 2024, all proceeds from Bitcoin sales were classified as investing activities.

Investment in Securities

Investment in securities includes investments in common stocks. Investments in securities are reported at fair value with changes in unrecognized gains or losses included in other income within the consolidated statements of operations.

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

Equipment Purchases

We purchased 270 S21+ Bitmain machines in December 2024 for an aggregate purchase price of approximately $1.0 million, net of coupons and credits. The machines were delivered in April 2025 and were subsequently sold for approximately $1.0 million in May 2025.

Right to Use Assets

The Company capitalizes all leased assets pursuant to ASU 2016-02, Leases (Topic 842), which requires lessees to recognize right-of-use assets and lease liability, initially measured at present value of the lease payments, on its balance sheet for leases with terms longer than 12 months and classified as either financing or operating leases. As of June 30, 2025 and December 31, 2024, right to use assets, net of accumulated amortization, was $0.8 million and $0.9 million, respectively.

Impairment of Long-Lived Assets

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment amount is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. There was no impairment recorded for the three and six months ended June 30, 2025, and nil and $1.2 million impairment loss was recorded on fixed assets during the three and six months ended June 30, 2024, respectively. Refer to Note 3 - Fixed Assets and Intangible Assets, net.

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

Step 3: The transaction consideration the Company earns is non-cash consideration in the form of Bitcoin, which the Company measures at fair value at 23:59:59 UTC on the date of contract inception using the Company's principal market for Bitcoin. Although the contract renews continuously throughout the day, and thus the value of the consideration should be assessed continuously throughout the day, the Company has concluded that using the 23:59:59 UTC Bitcoin price each day does not result in a materially different outcome. According to the Customer contract, daily settlements are made to the Company by the Customer based on the hash calculations provided over contract periods and the payout is made the following day. When participating in ratable share pools, in exchange for providing hash calculations the Company is entitled to a fractional share of the Bitcoin award the Customer receives for successfully adding a block to the blockchain, plus a fractional share of the transaction fees attached to that blockchain. The Company’s fractional share is based on the proportion of hash calculations the Company contributed to the Customer compared to the total hash calculations contributed by all mining pool participants in solving the current algorithm. When participating in a Full Pay Per Share (“FPPS”) mining pool, in exchange for providing hash calculations to the pool the Company is entitled to compensation, calculated on a daily basis, at an amount that approximates the total Bitcoin that could have been mined using the Company’s hash calculations, calculated on a look-back basis across previous blocks using the pools hash rate index. The transaction consideration the Company earns is variable since it is dependent on the daily computing power provided by the Company under the FPPS model and total Bitcoin earned by the under the ratable share model. There are no other forms of variable considerations, such as discounts, rebates, refunds, credits, price concessions, incentives, performance bonuses, penalties, or other similar items. The sum of the block reward and transaction fees earned by the Company is reduced by mining pool fees charged by the Customer for operating the mining pool based on a rate schedule per the mining pool contract. The mining pool fee is only incurred to the extent we perform hash calculations and generate revenue in accordance with the customer’s payout formula during the continuously renewed contract periods beginning mid-night UTC and ending 23:59:59 UTC daily. This amount represents consideration paid to the customer and is thus reported as a reduction in revenue.

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

Curtailment and Energy Sales

For our Oklahoma mining site, the energy costs are incurred at market price with no power purchase agreements for a fixed future rate. The Company has a Will Serve agreement with the local energy company that provides credits based on amount of electricity provided and based on reducing power consumption upon peak demand times. The Company utilizes a third-party broker to facilitate our participation in demand response programs offered by the Southwest Power Pool (“SPP”), a regional transmission organization that manages the electric grid and wholesale power for the central United States. The broker analyzes our forecasted power consumption, market value of Bitcoin and day-ahead energy prices to determine whether our estimated mining revenues will exceed the energy cost incurred by the Company to operate our mining equipment (“breakeven price”) for each hour of the following day. If our estimated revenues are predicted to fall below the breakeven price, our power will be curtailed, and we will receive compensation from the SPP in exchange for supplying our power to the grid (“Energy Sales”). If estimated revenue is above the breakeven price, the Company receives compensation for pledging our estimated power usage as available for curtailment in the event SPP needs to adjust load for grid balancing (“Curtailment”). We received $223 thousand and $373 thousand of compensation related to curtailment and energy sales during the three and six months ended June 30, 2025 which is recorded as “Curtailment and energy sales” in the consolidated statement of operations. There were no curtailment and energy sales in the three and six months ended June 30, 2024.

Utility Deposit Bond

In lieu of maintaining a cash utility deposit with the energy provider for our Oklahoma mining site, we purchased a utility deposit bond which guarantees that the energy provider would receive payment from the third party surety up to an amount of $717 thousand in the event the Company defaults on utility charges. The Company pays an annual premium of $14 thousand for the utility deposit bond and the cost of the bond is amortized ratably over the twelve month coverage period.

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

Under ASC 606, the Company applies the cash basis method to its original product and the cost recovery method to its special product as follows:

Finance Receivables—Original Product: Under the Company’s original product, delinquent assessments are funded only up to the Super Lien Amount as discussed above. Recoverability of funded amounts is generally assured because of the protection of the Super Lien Amount. As such, payments by unit owners on the Company’s original product are recorded to income when received in accordance with the provisions of the Florida Statutes (Section 718.116(3)) and the provisions of the purchase agreements entered into between the Company and Associations. Those provisions require that all payments be applied in the following order: first to interest, then to late fees, then to costs of collection, then to legal fees expended by the Company and then to assessments owed. In accordance with the cash basis method of recognizing revenue and the provisions of the statute, the Company records revenues for interest and late fees when cash is received. In the event the Company determines the ultimate collectability of amounts funded under its original product are in doubt, payments are applied to first reduce the funded or principal amount.

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

On September 5, 2022, the Company, through its wholly-owned subsidiary US Digital, entered into a hosting agreement (the “Core Hosting Agreement”) with Core Scientific Inc. (“Core”) pursuant to which Core, under various additional orders, agreed to host approximately 3,000 of the Company's Bitcoin miner machines at a secure location and provide power, maintenance and other services specified in the contract with a term of one year, with automatic renewals unless either party notifies the other party in writing not less than ninety (90) calendar days before such renewal of its desire for the order not to renew unless terminated sooner pursuant to the terms of the Core Hosting Agreement. The Company entered into a number of amendments in 2023 and 2024 that resulted in Core hosting a total of approximately 4,870 miners as of June 30, 2024. Pursuant to the terms of the amended Core Hosting Agreement, the terms of the hosting agreement expired with respect to approximately 4,000 miners on May 31, 2024 while the terms of the hosting arrangement continued with respect to approximately 800 miners through December 31, 2024. Beginning January 1, 2025, the Core Hosting Agreement was renewed on a month-to-month basis through April 30, 2025. The agreement is now terminated and the machines were moved to our Oklahoma site.

Coupon Sales

From time to time the Company receives coupons from Bitmain to incentivize purchases of equipment. Coupons have a stated face value in dollars and can be applied against future invoices for purchased machines. Coupons are transferable and there are not restrictions on the sale to third parties. Occasionally, the Company sells coupons to third parties in exchange for cash consideration or digital assets. As there is currently no active market for the buying and selling of Bitmain coupons, the Company has determined that the fair value of coupons received is nil at the time of receipt therefore revenue associated with the sale of such coupons is not recognized until the sale transaction has been completed and consideration has been received from the third party. The Company sold nil Bitmain coupons in the three and six months ended June 30, 2025 and nil and $4 thousand, respectively for the three and six months ended June 30, 2024 which was recognized as other income within “Other income - coupon sales” in the consolidated statements of operations.

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

Income Taxes

The Company’s calculation of its tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions. The Company recognizes tax liabilities for uncertain tax positions based on management’s estimate of whether it is more likely than not that additional taxes will be required. The Company had no uncertain tax positions as of June 30, 2025 and December 31, 2024.

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

Income tax expense/(benefit) from operations for the three and six months ended June 30, 2025 and 2024 was nil in each period, which resulted primarily from maintaining a full valuation allowance against the Company's deferred tax assets.

Income (Loss) Per Share

Basic income (loss) per share is calculated as net income (loss) to common stockholders divided by the weighted average number of common shares outstanding during the period. Refer to Note 8 - Stockholders' Equity.

The Company issued nil and nil restricted shares during the three and six months ended June 30, 2025 and 2024. The weighted average shares used in calculating income (loss) per share for the three and six months ended June 30, 2024 includes 22 thousand and 87 thousand restricted shares that were legally issued during the year ended December 31, 2023 and vested during the three and six months ended June 30, 2024 based on their respective vesting date.

Diluted income (loss) per share for the periods equal to basic income (loss) per share as the effect of any convertible notes, stock-based compensation awards, stock warrants, and warrant repricing would be anti-dilutive.

The anti-dilutive stock-based compensation awards consisted of:

	June 30, 2025	December 31, 2024
Stock Options	593,378	593,378
Stock Warrants	4,711,231	4,747,547

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

Risks and Uncertainties

Funding amounts are secured by a priority lien position provided under Florida law (see discussion above regarding Florida Statutes, Section 718.116). However, in the event the first mortgage holder takes title to the property, the amount payable by the mortgagee to satisfy the priority lien is capped under this same statute and would generally only be sufficient to reimburse the Company for funding amounts noted above for delinquent assessments. Amounts paid by the mortgagee would not generally reimburse the Company for interest, administrative late fees and collection costs. Even though the Company does not recognize these charges as revenues until collected, its business model and long-term viability is dependent on its ability to collect these charges. In the event a delinquent unit owner files for bankruptcy protection, the Company may at its option be reimbursed by the Association for the amounts funded (i.e., purchase price) and all collection rights are re-assigned to the Association.

Non-cash Activities

Insurance financing - The Company purchased insurance policies during the six months ended June 30, 2025 and 2024 in the amount of $168 thousand and nil, respectively, using a finance agreement.

Change in equity due to change in accounting principal ASC 350-60 - The Company adopted the new guidance effective January 1, 2024 resulting in a $614 thousand cumulative-effect change to adjust the Company's Bitcoin held on January 1, 2024 with the corresponding entry to beginning accumulated deficit.

Note 2. Digital Asset

Digital assets consisted of the following:

	June 30, 2025	December 31, 2024		June 30, 2024
Bitcoin	$11,674,195	9,019,205	$	$10,020,457
Tether	3,578	2,722		11,647
Digital assets - current	11,677,773	9,021,927		10,032,104
Bitcoin - long-term	5,000,000	5,000,000		-
Total digital assets	$16,677,773	14,021,927		$10,032,104

Bitcoin
	June 30, 2025	December 31, 2024		June 30, 2024
Number of Bitcoin held	155.5	150.2		160.4
Carrying basis - per Bitcoin	$93,828	$65,332		$54,479
Fair value - per Bitcoin	$107,173	$93,354		$62,668
Carrying basis of Bitcoin	$14,590,324	$9,812,891		$8,738,376
Fair value of Bitcoin	$16,674,195	$14,019,205		$10,020,457

The carrying basis represents the valuation of Bitcoin at the time the Company earns the Bitcoin through mining activities. Fair value of Bitcoin was determined using Level 1 inputs. As of June 30, 2025 and December 31, 2024 approximately 47 Bitcoin and 54 Bitcoin, respectively, (with an approximate fair value of $5.0 million) were held in a custody account as collateral for the $5.0 million Liebel loan. Accordingly, the Company is restricted in its ability to use the Bitcoin separately held as collateral in the operation of its business. The Company regularly moves the collateral Bitcoin out of the collateral account when the fair value of such Bitcoin increases and deposits additional Bitcoin into the collateral account when the fair value of such Bitcoin decreases.

The following table presents a roll-forward of Bitcoin for the six months ended June 30, 2025 and 2024:

Bitcoin
	June 30, 2025	June 30, 2024
Bitcoin beginning of period	$14,019,205	$3,406,096
Cumulative effect of the adoption of ASU 2023-08	-	614,106
Beginning balance	14,019,205	4,020,202
Addition of Bitcoin from mining activities	4,080,304	7,490,981
Disposition of Bitcoin from sales	(3,323,773)	(4,540,682)
Gain (loss) on fair value of purchased Bitcoin, net	(52,704)	57,926
Gain on fair value of Bitcoin, net	1,951,163	2,992,030
End of period	$16,674,195	10,020,457

Note 3. Fixed Assets and Intangible Assets, net

The components of fixed assets as of June 30, 2025 and December 31, 2024 are as follows:

	Useful Life (Years)	June 30, 2025	December 31, 2024
Mining machines	4	$27,714,573	$28,852,428
Mining site equipment	6-10	1,921,318	1,921,318
Real estate assets owned	30	80,056	80,057
Furniture, computer and office equipment	3-5	307,593	283,192
Construction in progress		352,810	-
Gross fixed assets		30,376,350	31,136,995
Less: accumulated depreciation		(15,858,407)	(12,760,047)
Fixed assets, net		$14,517,943	$18,376,948

As of June 30, 2025 and December 31, 2024, there were approximately 5,560 and 5,840 miners, respectively located at various hosting sites. The Company’s depreciation expense recognized for the three and six months ended June 30, 2025 and 2024 was $2.0 million and $4.0 million, respectively for 2025 and $1.9 million and $3.9 million, respectively for 2024.

In order to accommodate an incoming shipment of S21 mining machines in April 2024, management identified 365 mining machines at a Core hosting facility that would require relocation. As part of its impairment testing management considered the possible cashflows and probabilities associated with the relocation and continued use of 365 mining machines at a separate hosting facility location and the potential sale of such assets to a third party. Based on the assessment performed, management concluded a sale was probable and an impairment of $1.2 million on the mining machines was recorded as of March 31, 2024, which was calculated as the net carrying value of the 365 mining machines of $1.3 million less the sales price of $79 thousand. The loss was recorded on our consolidated statements of operations as “Impairment loss on mining equipment” for the six months ended June 30, 2024.

On April 16, 2024, the 365 mining machines were sold to a third-party for $79 thousand. There was no additional loss recognized upon the asset sale.

There was a $100 thousand and $286 thousand loss on disposal of fixed assets during the three and six months ended June 30, 2025, respectively and a $34 thousand and $42 thousand loss on disposal of fixed assets during the three and six months ended June 30, 2024, respectively.

Intangible assets as of June 30, 2025 and December 31, 2024 consist of the following:

	Useful Life (Years)	June 30, 2025	December 31, 2024
Power and interconnection rights	25	$5,497,282	$5,497,282
Gross intangible assets		5,497,282	5,497,282
Less: accumulated amortization		(128,270)	(18,324)
Total intangible assets, net		$5,369,012	$5,478,958

During three and six months ended June 30, 2025 the Company recognized $55 thousand and $110 thousand amortization expense, respectively. There was nil amortization expense recognized during the three and six months ended June 30, 2024.

Note 4. Deposits on Mining Equipment and Hosting Services

As further described in Note 1, the Company has entered into a series of mining machine purchase agreements, hosting and colocation service agreements in connection with our Bitcoin mining operations which required deposits to be paid in advance of the respective asset or service being received.

As of June 30, 2025 and December 31, 2024, the Company had a total of $484 thousand and $467 thousand, respectively, classified as “Deposits on mining equipment”.

On April 24, 2025, the Company contracted with a supplier to purchase two 1 MW immersion mining containers for approximately $346 thousand plus an additional $137 thousand for shipping and duties. A downpayment of approximately $207 thousand was paid in May 2025 to the supplier and the remaining balance of $139 thousand and $137 thousand of shipping fees were paid in June 2025. The containers are expected to be received in August 2025.

As of June 30, 2025 and December 31, 2024, the Company had a total of nil and $0.2 million in prepaid hosting services and hosting deposits, respectively, classified as “Prepaid expenses and other assets”.

Note 5. Investments

Marketable Securities

Our marketable equity securities are publicly traded stocks measured at fair value using quoted prices for identical assets in active markets and classified as Level 1 within the fair value hierarchy. Marketable equity securities as of June 30, 2025 and December 31, 2024, and activity for the six months ended June 30, 2025 and year ended December 31, 2024, are as follows:

	Cost	Cost of Shares Sold	Gross Unrealized Gain (Loss)	Fair Value

Marketable equity securities, June 30, 2025	$27,050	$-	$(13,820)	$13,230

Marketable equity securities, December 31, 2024	$17,860	$-	$9,190	$27,050

No marketable securities were sold during the six months ended June 30, 2025 and 2024.

Long-term investments held to maturity in equity securities consist of the following:

LMF Acquisition Opportunities Inc. and SeaStar Medical - Warrants

The Company, through its affiliate LMFA Sponsor LLC (“Sponsor”), owns an aggregate 229,520 private placement warrants in SeaStar Medical Holding Corporation, a Delaware corporation (“SeaStar Medical”). For the three and six months ended June 30, 2025 and 2024, our re-measurement of the fair value of the private placement warrants resulted in an unrealized loss of approximately $3 thousand and $144, respectively, for 2025 and an unrealized loss of approximately $742 thousand and $146 thousand, respectively, for 2024. The unrealized loss is included within “Unrealized loss on investment and equity securities” within the consolidated statements of operations.

Long-term investments in Seastar Medical private placement warrants consist of the following:

	June 30, 2025	December 31, 2024	June 30, 2024

Seastar Medical Holding Corporation warrants	$4,111	$4,255	$11,155
End of period	$4,111	$4,255	$11,155

	June 30, 2025		June 30, 2024

Beginning of year	$4,255		$156,992
Unrealized loss on equity securities	(144)		(145,837)
End of period	$4,111		$11,155

SeaStar Medical Holding Corporation - Common Stock

As of June 30, 2025 and December 31, 2024, Sponsor holds 103,500 shares or approximately 0.9% of the total outstanding common shares of SeaStar Medical. Taking into consideration the approximately 30% minority interest in Sponsor, the percentage of ownership in the total outstanding common shares of SeaStar Medical that is attributable to the Company is approximately 0.6%.

The Company remeasures our retained interest in SeaStar Medical at fair value and include any resulting adjustments as part of a gain or loss on investment. The fair value of our retained interest in SeaStar Medical's common stock is classified as Level 1 in the fair value hierarchy as the fair value is based upon the observable trading price of Seastar Medical (NASDAQ: ICU) common stock. The trading price of ICU common stock as of June 30, 2025 and 2024 was $0.43 and $7.59 per share, respectively.

For the three and six months ended June 30, 2025 and 2024, our re-measurement of the fair value of ICU common stock resulted in an unrealized loss of $128 thousand and $157 thousand, respectively for 2025 and unrealized loss of $1.1 million and $0.4 million, respectively for 2024. The unrealized loss is included within “Unrealized loss on investment and equity securities” within the consolidated statements of operations.

Long-term investments in SeaStar Medical common stock consist of the following:

	June 30, 2025	December 31, 2024	June 30, 2024

Seastar Medical Holding Corporation common stock	$44,060	$200,790	$785,565
End of period	$44,060	$200,790	$785,565

	June 30, 2025		June 30, 2024

Beginning of year	$200,790		$1,145,486
Unrealized loss on equity investment	(156,730)		(359,921)
End of period	$44,060		$785,565

The net unrealized loss on securities from the Company’s investment in SeaStar Medical's common stock and warrants for the three and six months ended June 30, 2025 and 2024 totaled $131 thousand and $157 thousand, respectively for 2025 and $1.9 million and $0.5 million, respectively for 2024.

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

Debt of the Company consisted of the following as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Financing agreement with Imperial PFS that is unsecured. Down payment of $25,000 was required upfront and seven installment payments of $24,128 are to be made over the loan term. The note matured on August 1, 2025 and was paid in full. Annualized interest is 9.35%.	47,778	-

Financing agreement with Imperial PFS that is unsecured. Down payment of $47,990 was required upfront and ten installment payments of $47,990 are to be made over the loan term. The note matured on August 1, 2025 and was paid in full. Annualized interest is 9.35%.	95,981	382,013

Financing agreement with Imperial PFS that is unsecured. Down payment of $14,040 was required upfront. Three installment payments of $14,830 and eight installment payments of $717 are to be made over the loan term. The note matured on July 1, 2025. Annualized interest is 10.45%.	-	4,299

Secured loan with Brown Family Enterprises LLC. The note matures on March 31, 2026. Interest was 10% per annum for the year ended December 31, 2024, with an increase to 11% per annum as of March 27, 2025.	1,500,000	1,500,000

Loan with SE & SJ Liebel Limited Partnership. $5.0 million of Bitcoin has been pledged as collateral. The note matures on August 6, 2026. Interest is 12% per annum.	5,000,000	5,000,000

Debt discount	(92,127)	(134,655)
	$6,551,632	$6,751,657

Minimum required principal payments on the Company's debt as of June 30, 2025 are as follows:

Maturity	Amount
2025	$143,759
2026	$6,500,000
$6,643,759

Note 7. Commitments and Contingencies

Leases

The Company leases office space and office equipment under non-cancelable operating leases. Leases with an initial term of one year or less are not recorded on the balance sheet, and the Company generally recognizes lease expense for these leases on a straight-line basis over the lease term. As of June 30, 2025, the Company’s long term operating leases have remaining lease terms of between 11-37 months and includes options to renew the leases. The exercise of lease renewal options is generally at the Company’s sole discretion. The Company’s leases do not contain any material residual value guarantees or material restrictive covenants. As of June 30, 2025, the Company's long term financing land lease has a remaining lease term of 48 months and includes a purchase option.

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

The Company’s office lease is through July 31, 2028. Subsequent renewal options were not considered probable of being exercised as of June 30, 2025. This office space is in a building owned by a board member. The Company shares this space and the related costs associated with this operating lease with a related party (Refer to Note 9) that also performs legal services associated with the collection of delinquent assessments. The related party has a sub-lease for approximately $2.5 thousand per month plus operating expenses for the three and six months ended June 30, 2025 and 2024.

Lease expense recognized for the three and six months ended June 30, 2025 and 2024 was approximately $76 thousand and $147 thousand, respectively for 2025 and approximately $40 thousand and $79 thousand, respectively for 2024. Sublease income recognized for the three and six months ended June 30, 2025 and 2024 was approximately $7 thousand and $15 thousand, respectively for 2025 and approximately $7 thousand and $15 thousand, respectively for 2024.

The following table presents supplemental balance sheet information related to leases as of June 30, 2025 and December 31, 2024:

	Balance Sheet Line Item	June 30, 2025	December 31, 2024
Assets
ROU assets - operating lease	Right of use asset, net	$315,687	$360,947
ROU assets - finance lease	Right of use asset, net	526,581	577,694
Total lease assets		$842,268	$938,641

Liabilities
Current lease liabilities - operating lease	Current portion of lease liability	$95,119	$89,502
Current lease liabilities - finance lease	Current portion of lease liability	92,020	81,465
Long-term lease liabilities - operating lease	Lease liability - net of current portion	227,555	280,306
Long-term lease liabilities - finance lease	Lease liability - net of current portion	391,887	496,229
Total lease liabilities		$806,581	$947,502

Weighted-average remaining lease term (in years) - operating lease		3.0	3.5
Weighted-average discount rate - operating lease		10.04%	10.02%
Weighted-average remaining lease term (in years) - finance lease		4.0	4.8

The following table presents supplemental cash flow information and non-cash activity related to leases for the six months ended June 30, 2025 and 2024:

Lease Supplemental Cash Flow Table	June 30,
	2025	2024
Operating cash flow information
Cash paid for amounts included in the measurement of lease liabilities	$(171,474)	$(53,044)

The following table presents maturities of lease liabilities on an undiscounted basis as of June 30, 2025:

Lease Maturity Table
	Operating Leases	Finance Leases	Total Leases
2025	61,812	-	61,812
2026	121,220	143,222	264,442
2027	121,598	147,518	269,116
2028	72,158	151,944	224,102
2029	-	181,502	181,502
(less: imputed interest)	(54,114)	(140,279)	(194,393)
	$322,674	$483,907	$806,581

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

Uptime Purchase Agreement Matter

In October 2021, we entered into a sale and purchase agreement (the “Uptime Purchase Agreement”) with Uptime Armory LLC (“Uptime”) pursuant to which US Digital agreed to purchase, and Uptime agreed to supply to US Digital, an aggregate of 18 modified

40-foot cargo containers (“POD5ive containers”) that will be designed to hold and operate 280 S19 Pro Antminers manufactured by Bitmain. The purchase price of the POD5ive containers totals $3.15 million, of which $2.4 million or 75% was paid in 2021 as a non-refundable down payment and the remaining 25% was paid after Uptime delivered a “notice of completion” of the equipment in 2022. However, no containers have been delivered as of June 30, 2025.

On November 8, 2022, LMFA filed an action in Florida circuit court against Uptime and Bit5ive, LLC (the “Defendants”) in a case styled US Digital Mining and Hosting Co. LLC v. Uptime Armory, LLC and Bit5ive, LLC (Fla. 11th Cir. Ct., Nov. 8, 2022). In that action, we alleged breach of contract and violation of the Florida Deceptive and Unfair Trade Practices Act and are seeking, among other things, damages of $3.15 million for non-delivery of the 18 POD5ive containers. The Defendants in this action filed a motion to compel confidential arbitration action. The court has now stayed the action in the Florida Circuit Court, and ordered the parties to confidential arbitration governed by the American Arbitration Association and the case is proceeding to arbitration. We recorded an impairment charge of $3.15 million on our mining machine deposit in the fourth quarter of 2022. The arbitrator has ruled in favor of US Digital’s dispositive motions against Uptime Armory and Bit5ive. Uptime, Uptime Hosting, LLC, and Bit5ive, LLC have filed for Assignment for the Benefit of Creditors. US Digital’s Proof of Claim against Uptime and Uptime Hosting, LCC was filed in the Circuit Court of the Eleventh Judicial Circuit, in and for Miami-Dade County, Florida in the amount of the arbitrator’s award of $3.2 million (owed joint and several with Bit5ive, LLC). The likelihood and amount of recovery of the Company's outstanding claims cannot be estimated at this time.

Uptime Hosting Agreement Matter

In addition, in October 2021, US Digital also entered into a hosting agreement with Uptime Hosting LLC (the “Hosting Agreement”) to host the Company’s 18 POD5ive containers at a secure location and provide power, maintenance and other services specified in the contract for 6 cents per kilowatt with a term of one year. Under the Hosting Agreement we paid a deposit of $0.8 million in 2021 and were required to pay an additional deposit for each container three and nine months prior to delivery at the hosting site of $44 thousand and a final deposit for each container one month prior to arrival at the hosting site of $44 thousand. The deposits paid for hosting services under the Hosting Agreement are refundable. On June 29, 2022, the Company and Uptime Hosting LLC entered into a Release and Termination Agreement in which the Hosting Agreement was terminated and Uptime Hosting LLC agreed to pay the $0.8 million. We recorded an impairment charge of $0.8 million on our prepaid hosting deposit in the fourth quarter of 2022.

On September 2, 2022, LMFA filed in Florida circuit court a legal action against Uptime Hosting LLC in an action styled US Digital Mining and Hosting Co, LLC v. Uptime Hosting, LLC (Fla. 13th Cir. Ct. Sept. 2, 2022) for the return of the deposit and other damages, alleging breach of contract and violation of the Florida Deceptive and Unfair Trade Practices Act. LMFA has since amended its complaint, alleging (i) breach of contract against Uptime and Bit5ive, (ii) violation of Florida’s Uniform Fraudulent Transfer Act against Uptime; (iii) violation of Florida’s Uniform Fraudulent Transfer Act against Bit5ive; (iv) violation of Florida’s Uniform Fraudulent Transfer Act against Block Consulting and Robert Collazo (v) violation of Florida Fraudulent Asset Conversion against Block Consulting Services, 6301 Southwest Ranches, LLC, Robert D Collazo, Jr. and Elyam Moral-Collazo; (vi) violation of Florida Deceptive and Unfair Trade Practices Act against all Defendants, (vii) equitable lien against Robert D Collazo, Jr., Elyam Moral-Collazo and 6301 Southwest Ranches, LLC., and (viii) equitable lien against Defendants Robert D Collazo, Jr., Elyam Moral-Collazo and 6301 Southwest Ranches, LLC.

CFTC enforcement action

On September 30, 2024, the Commodity Futures Trading Commission (“CFTC”) filed an enforcement action in the U.S. District Court for the Southern District of Florida, styled Commodity Futures Trading Commission v. Traders Domain FX LTD d/b/a The Traders Domain, et al., Case No. 1:24-cv-23745-RKA (the “CFTC Action”). Among the named defendants were Algo Capital LLC and certain insiders and affiliates of Algo Capital previously involved in state court Assignment for the Benefit of Creditors (“ABC”) proceedings. The Company’s claims against Robert D Collazo, Uptime Armory LLC, Uptime Hosting LLC, Bit5ive LLC, Block Consulting Services, LLC, 6301 Southwest Ranches LLC were under the jurisdiction of the ABC proceedings therefore such claims are now a part of the CFTC Action.

On October 3, 2024, the District Court entered an order granting the CFTC’s motion for the appointment of a receiver (the “Receivership Order”). All assets that are collected from the individuals and entities named in the CFTC action will be remitted to the Receiver for administration and potential distribution under the supervision of the federal court. The receiver is currently in the process of identifying and recovering assets. The likelihood and amount of recovery of the Company's outstanding claims cannot be estimated at this time.

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

Stock Options

The following is a summary of the stock option plan activity during the six months ended June 30, 2025 and 2024:

	2025		2024
	Number of	Weighted Average	Number of	Weighted Average
	Options	Exercise Price	Options	Exercise Price

Options outstanding at beginning of the year	593,378	$9.06	599,597	$9.00

Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-

Options outstanding at end of the period	593,378	$9.06	599,597	$9.00

Options exercisable at end of the period	593,378	$9.06	387,110	$11.06

Stock compensation expense recognized for the three and six months ended June 30, 2025 and 2024 related to stock options was approximately $25 thousand and $135 thousand, respectively for 2025 and approximately $0.1 million and $0.2 million, respectively for 2024. There was nil unrecognized compensation cost associated with unvested stock options remaining as of June 30, 2025.

The aggregate intrinsic value of the outstanding common stock options as of June 30, 2025 and December 31, 2024 was nil. The remaining weighted average life of the options as of June 30, 2025 was approximately 7.6 years.

Restricted Shares

The following is a summary of the restricted share activity during the six months ended June 30, 2025 and 2024:

	June 30, 2025		June 30, 2024
	Number of	Weighted Average	Number of	Weighted Average
	Restricted Shares	Award Price	Restricted Shares	Award Price

Restricted Shares outstanding at beginning of the year	-	$-	86,667	$4.51
Vested	-	-	(86,667)	$4.51
Restricted Shares outstanding at end of period	-	$-	-	$-

Stock compensation expense for restricted stock for the three and six months ended June 30, 2025 and 2024 was nil for 2025 and approximately $5 thousand and $76 thousand, respectively for 2024. There was nil unrecognized compensation cost associated with unvested restricted stock remaining as of June 30, 2025.

Warrants

The following is a summary of the warrant activity during the six months ended June 30, 2025 and 2024:

	2025		2024
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Warrants outstanding at beginning of the year	4,747,547	$2.93	1,274,807	$30.04

Issued	-	-	-	-
Exercised	-	-	-	-
Expired	(36,316)	2.88	-	-

Warrants outstanding and exercisable at end of the year	4,711,231	$2.93	1,274,807	$30.04

The aggregate intrinsic value of the outstanding common stock warrants as of June 30, 2025 and 2024 was nil. The remaining weighted average life of the warrants as of June 30, 2025 was 3.6 years.

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

Under the agreement, the Company paid BLG a fixed monthly fee of $43 thousand per month for services rendered during the six months ended June 30, 2025 and 2024, respectively. The Company pays BLG a minimum per unit fee of $700 in any case where there is a collection event and BLG received no payment from the property owner, including any unit where the Company has taken title to the unit or where the Association has terminated its contract with either BLG or the Company.

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

Amounts paid to BLGAL for the three and six months ended June 30, 2025 and 2024 were approximately $129 thousand and $258 thousand, respectively for 2025 and approximately $129 thousand and $258 thousand, respectively for 2024.

Pursuant to the Services Agreement, as amended, in effect during the three and six months ended June 30, 2025 and 2024, the Company paid all costs (lien filing fees, process and serve costs) incurred in connection with the collection of amounts due from property owners. Any recovery of these collection costs is accounted for as a reduction in expense incurred. The Company incurred expenses related to collection costs for the three and six months ended June 30, 2025 and 2024 in the amounts of approximately $20 thousand and $42 thousand, respectively for 2025 and approximately $25 thousand and $40 thousand, respectively for 2024. Recoveries during the three and six months ended June 30, 2025 and 2024 were approximately $11 thousand and $16 thousand, respectively for 2025 and approximately $5 thousand and $19 thousand, respectively for 2024.

The Company also shares office space, personnel and related common expenses with BLGAL. All shared expenses, including rent, are charged to BLGAL based on an estimate of actual usage. Any expenses of BLGAL paid by the Company that have not been reimbursed or settled against other amounts are reflected as due from related parties in the accompanying consolidated balance sheet. BLGAL was charged for office sub-lease for three and six months ended June 30, 2025 and 2024 for a total of approximately $7 thousand and $15 thousand, respectively for 2025 and approximately $7 thousand and $15 thousand, respectively for 2024.

Amounts payable to BLGAL as of June 30, 2025 and December 31, 2024 were approximately $21 thousand and $17 thousand, respectively.

Note 10. Segment Information

The Company applies ASC 280 Segment Reporting in determining its reportable segments. The Company has two reportable segments: Specialty Finance and Mining Operations. The guidance requires that segment disclosures present the measure(s) used by the CODM to decide how to allocate resources and for purposes of assessing such segments’ performance. The Company’s CODM uses revenue, income from operations and income before taxes of our reporting segments to assess the performance of the business of our reportable operating segments. Segment asset information is not disclosed as such information is not regularly reviewed by the CODM. The CODM regularly reviews total assets as reported on the consolidated balance sheet.

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

	Three Months Ended June 30, 2025
	Specialty Finance	Mining Operations	All Other	Total
Revenue, net	$121,960	$1,806,364	$-	$1,928,324
Digital mining cost of revenue	-	1,288,399	-	1,288,399
Curtailment and energy sales	-	(223,269)	-	(223,269)
Staff costs and payroll	211,239	310,336	566,052	1,087,627
Unrealized gain on FMV of mined bitcoin	-	(3,761,139)	-	(3,761,139)
Depreciation and amortization	476	1,981,510	57,357	2,039,343
Loss on disposal of fixed assets	-	99,578	-	99,578
Other segment expenses (1)	198,363	383,703	491,782	1,073,848
Operating income (loss)	(288,118)	1,826,824	(1,115,191)	423,515
Unrealized loss on investment and equity securities	-	-	(130,890)	(130,890)
Unrealized loss on marketable securities	-	-	(5,110)	(5,110)
Interest income	-	-	531	531
Interest expense	-	(186,696)	(40,850)	(227,546)
Income (loss) before income taxes	(288,118)	1,640,128	(1,291,510)	60,500
Fixed asset additions	-	15,182	191,957	207,139

	Six Months Ended June 30, 2025
	Specialty Finance	Mining Operations	All Other	Total
Revenue, net	$219,357	$4,080,304	$-	$4,299,661
Digital mining cost of revenue	-	2,836,694	-	2,836,694
Curtailment and energy sales	-	(372,955)	-	(372,955)
Staff costs and payroll	341,860	539,309	1,256,935	2,138,104
Unrealized gain on FMV of mined bitcoin	-	(1,951,163)	-	(1,951,163)
Depreciation and amortization	953	3,961,602	114,366	4,076,921
Loss on disposal of fixed assets	-	286,359	-	286,359
Other segment expenses (1)	413,247	569,089	979,690	1,962,026
Operating loss	(536,703)	(1,788,631)	(2,350,991)	(4,676,325)
FMV adjustment on purchased digital assets	-	(52,704)	-	(52,704)
Unrealized loss on investment and equity securities	-	-	(156,874)	(156,874)
Unrealized loss on marketable securities	-	-	(13,820)	(13,820)
Interest income	-	-	1,676	1,676
Interest expense	-	(370,615)	(77,837)	(448,452)
Loss before income taxes	(536,703)	(2,211,950)	(2,597,846)	(5,346,499)
Fixed asset additions	1,170	374,034	2,007	377,212

	Three Months Ended June 30, 2024
	Specialty Finance	Mining Operations	All Other	Total
Revenue, net	$118,274	$2,893,073	$-	$3,011,347
Digital mining cost of revenue	-	2,357,111	-	2,357,111
Staff costs and payroll	211,239	146,033	480,616	837,888
Loss on fair value of Bitcoin, net	-	1,265,485	-	1,265,485
Depreciation and amortization	1,306	1,872,452	1,601	1,875,359
Loss on disposal of fixed assets	-	33,887	-	33,887
Other segment expenses (1)	137,976	64,559	752,106	954,641
Operating loss	(232,247)	(2,846,454)	(1,234,323)	(4,313,024)
Unrealized loss on investment and equity securities	-	-	(1,856,737)	(1,856,737)
Unrealized gain on marketable securities	-	-	6,440	6,440
Interest income	-	-	17,228	17,228
Interest expense	-	(18,400)	(18,493)	(36,893)
Loss before income taxes	(232,247)	(2,864,854)	(3,085,885)	(6,182,986)
Fixed asset additions	-	1,226,602	-	1,226,602

	Six Months Ended June 30, 2024
	Specialty Finance	Mining Operations	All Other	Total
Revenue, net	$267,970	$7,490,981	$-	$7,758,951
Digital mining cost of revenue	-	5,012,057	-	5,012,057
Staff costs and payroll	341,860	233,264	1,505,790	2,080,914
Gain on fair value of Bitcoin, net	-	(2,992,030)	-	(2,992,030)
Depreciation and amortization	2,672	3,845,642	3,241	3,851,555
Impairment loss on mining machines	-	1,188,058	-	1,188,058
Loss on disposal of fixed assets	-	42,057	-	42,057
Other segment expenses (1)	462,769	293,848	1,128,443	1,885,060
Operating loss	(539,331)	(131,915)	(2,637,474)	(3,308,720)
Gain on fair value of purchased Bitcoin, net	-	-	57,926	57,926
Unrealized loss on investment and equity securities	-	-	(505,758)	(505,758)
Unrealized gain on marketable securities	-	-	4,280	4,280
Other income - coupon sales	-	4,490	-	4,490
Interest income	-	-	26,353	26,353
Interest expense	-	(89,226)	(18,493)	(107,719)
Loss before income taxes	(539,331)	(216,651)	(3,073,166)	(3,829,148)
Fixed asset additions	-	1,226,602	-	1,226,602

1) Other segment items for each reportable segment include rent, collection costs, office and general business expenses, travel and insurance costs.

Note 11. Subsequent Events

On July 22, 2025, the Company issued 33,333 shares when an investor exercised warrants with an exercise price of $2.88 per share.

On August 1, 2025, the Company entered into an asset purchase agreement to acquire a mining site in Columbus, Mississippi with 11 MW of potential capacity for a total purchase price of approximately $3.9 million. The acquisition is subject to a 41 day due diligence period and requires a $195 thousand refundable deposit.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis should be read in conjunction with the Unaudited Consolidated Financial Statements and Notes for the three and six months ended June 30, 2025, and with the Annual Report on Form 10-K for the year ended December 31, 2024.

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

Bitcoin Mining Business

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

The value of Bitcoin has historically been subject to wide swings. The carrying value of each Bitcoin we hold reflects the price of one Bitcoin quoted on the active exchange at the end of the reporting period. Therefore, negative swings in the market price of Bitcoin could have a material impact on our earnings and on the carrying value of our Bitcoin. The following table provides a range of intraday low and intraday high Bitcoin prices between January 1, 2022 through June 30, 2025.

Range of intraday Bitcoin prices
Quarterly Reporting Periods Ended	Minimum Price	Maximum Price
December 31, 2022	$15,486	$21,474
March 31, 2023	$16,489	$29,178
June 30, 2023	$24,750	$31,422
September 30, 2023	$24,915	$31,838
December 31, 2023	$26,544	$44,800
March 31, 2024	$38,501	$73,836
June 30, 2024	$56,500	$72,777
September 30, 2024	$49,050	$70,000
December 31, 2024	$58,864	$108,389
March 31, 2025	$76,555	$109,358
June 30, 2025	$74,421	$112,000

The following reflects the financial summary of Bitcoin holdings:

Bitcoin
	June 30, 2025	December 31, 2024	June 30, 2024
Number of Bitcoin held	155.5	150.2	160.4
Carrying basis - per Bitcoin	$93,828	$65,332	$54,479
Fair value - per Bitcoin	$107,173	$93,354	$62,668
Carrying basis of Bitcoin	$14,590,324	$9,812,891	$8,738,376
Fair value of Bitcoin	$16,674,195	$14,019,205	$10,020,457

As of June 30, 2025 and December 31, 2024, we held approximately 156 and 150 Bitcoin, respectively. The carrying value of our Bitcoin as of June 30, 2025 and December 31, 2024 was approximately $16.7 million and $14.0 million, respectively, on our consolidated balance sheet.

As of June 30, 2025 and December 31, 2024 approximately 47 Bitcoin and 54 Bitcoin, respectively (with an approximate fair value of $5.0 million) were held in a custody account as collateral for the $5.0 million Liebel loan and were classified within “Digital assets - long-term” on the consolidated balance sheets.

The following is a summary of the average cost of revenues for mining each Bitcoin during the three and six months ended June 30, 2025 and 2024:

	Three months ended June 30,		Six months ended June 30,
Cost of Revenues - Analysis of costs to mine one Bitcoin (per Bitcoin amounts are actual)	2025	2024	2025	2024

Bitcoin Mined	18.4	44.1	42.7	130.4
Digital mining revenues	$1,806,364	$2,893,073	$4,080,304	$7,490,981
Average revenue of each Bitcoin mined (1)	$98,172	$65,603	$95,557	$57,446
Digital mining cost of revenues and curtailment and energy sales	$1,065,130	$2,357,111	$2,463,739	$5,012,057
Miner related depreciation (2)	$1,981,510	$1,872,452	$3,961,602	$3,845,642
Direct costs to mine including non-cash depreciation	$3,046,640	$4,229,563	$6,425,341	$8,857,699
Direct costs to mine one Bitcoin - hosting fees only (3)	$57,888	$53,449	$57,699	$38,436
Direct costs to mine one Bitcoin - including miner related depreciation expense	$165,578	$95,908	$150,476	$67,927
Cost of mining one Bitcoin as % of average Bitcoin mining revenue - hosting fees only	59%	81%	60%	67%
Cost of mining one Bitcoin as % of average Bitcoin mining revenue - including miner related depreciation expense	169%	146%	157%	118%

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

The Company's Bitcoin unit activity during the six months ended June 30, 2025 and 2024 was as follows:

	June 30, 2025	June 30, 2024
Beginning of Year	150.2	95.1
Production of Bitcoin	42.7	130.4
Purchase of Bitcoin	-	-
Sale of Bitcoin	(37.1)	(65.0)
Fees	(0.3)	(0.1)
End of Period	155.5	160.4

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

The Company records depreciation expense (a non-cash expense) on its miners on a straight-line basis over the miners' expected useful life. Such non-cash depreciation amounts are recorded within the consolidated statements of operations and comprehensive loss as “Depreciation and Amortization”. Although the Company recognizes depreciation with respect to its mining assets, it does not consider depreciation in determining whether it is economical to operate its mining equipment since depreciation expense is not an avoidable operating cost, such as energy costs. The table above presents the non-cash miner depreciation expense on a “per Bitcoin” basis, calculated by dividing miner depreciation expense in our hosted facilities by the number of Bitcoin mined in the hosted facilities. On a “per Bitcoin” ratio, direct costs to mine including miner depreciation expense was approximately $166 thousand and

$150 thousand for the three and six months ended June 30, 2025, respectively, and approximately $96 thousand and $68 thousand for the three and six months ended June 30, 2024, respectively.

The number of Bitcoin received by the Company as a result of its mining operations was reduced by approximately 50% effective April 19, 2024 when the Bitcoin algorithm halved the rewards from 6.25 per block to 3.125 per block.

Mining Site

As of December 31, 2024, approximately 3,000 mining machines were installed at our 15 MW hosting site located in Oklahoma (the “Oklahoma site”) with a total projected hashrate of 301 PH. As of June 30, 2025, we have approximately 4,320 installed mining machines at this location which have a total projected hashrate of 475 PH. We have another approximately 1,240 mining machines in storage at the Oklahoma site.

As of June 30, 2025, we own approximately 5,560 machines with total hashing capacity of approximately 0.606 EH/s.

Results of Operations

Summarized Consolidated Statements of Operations
	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

Revenue	$1,928,324	$3,011,347	$4,299,661	$7,758,951
Operating costs and expenses	1,504,809	7,324,371	8,975,986	11,067,671
Operating income (loss)	423,515	(4,313,024)	(4,676,325)	(3,308,720)
Other loss	(363,015)	(1,869,962)	(670,174)	(520,428)
Income (loss) before income taxes	60,500	(6,182,986)	(5,346,499)	(3,829,148)
Income tax expense	-	-	-	-
Net income (loss)	60,500	(6,182,986)	(5,346,499)	(3,829,148)
Less: loss attributable to non-controlling interest	40,054	574,474	48,379	160,253
Net income (loss) attributable to LM Funding America Inc.	$100,554	$(5,608,512)	$(5,298,120)	$(3,668,895)

The Three Months Ended June 30, 2025 compared with the Three Months Ended June 30, 2024

Revenues

During the three months ended June 30, 2025, total revenues decreased by $1.1 million, to $1.9 million from $3.0 million for the three months ended June 30, 2024.

Digital mining revenue decreased in the three months ended June 30, 2025 by $1.1 million to $1.8 million from $2.9 million for the three months ended June 30, 2024.

Bitcoin mining revenues are determined by two main drivers: quantity of Bitcoin mined and the price of Bitcoin on the date the Bitcoin is mined. During the three months ended June 30, 2025, we mined 18.4 Bitcoin with an average Bitcoin price of approximately $98 thousand as compared to 44.1 Bitcoin with an average Bitcoin price of approximately $66 thousand during the three months ended June 30, 2024. The decrease in Bitcoin mining revenue for the three months ended June 30, 2025 was attributable to the reduction in the number of Bitcoins mined during the period due to the halving event in April 2024, machines that were being relocated from hosting sites, the increased difficulty rate, which reduced our share of the global hashrate, offset in part by the increase in Bitcoin prices.

Operating Expenses

During the three months ended June 30, 2025, operating expenses decreased $5.8 million to $1.5 million from $7.3 million for the three months ended June 30, 2024. The decrease in operating expenses is primarily due to the following factors:

Fair Market Adjustment on mined digital assets

The fair market adjustment on mined digital assets resulted in a gain of $3.8 million for the three months ended June 30, 2025 compared to a loss of $1.3 million for the three months ended June 30, 2024.

Digital mining cost of revenues

Bitcoin mining costs decreased by $1.1 million to $1.3 million for the three months ended June 30, 2025 from $2.4 million for the three months ended June 30, 2024 primarily due to the lower overall operating costs at the Oklahoma site as compared to third party hosting sites, and the idling of some mining machines during the quarter. Mining costs as a percentage of revenue decreased to 71.3% from 81.5% due to the overall lower operating costs of mining.

Curtailment and energy sales

Compensation from curtailment and energy sales was $0.2 million for the three months ended June 30, 2025 compared to nil for the three months ended June 30, 2024.

Staff costs and payroll

Compensation costs for three months ended June 30, 2025 increased by $0.3 million to $1.1 million from $0.8 million for the three months ended June 30, 2024 primarily due to staff costs associated with the Oklahoma site and bonuses.

Professional fees

Professional fees for three months ended June 30, 2025 decreased by $0.2 million to $0.3 million from $0.5 million for the three months ended June 30, 2024 primarily due to reduced offering costs.

Depreciation and amortization

Depreciation and amortization for three months ended June 30, 2025 increased by $0.1 million to $2.0 million from $1.9 million for the three months ended June 30, 2024 primarily due to intangible asset amortization related to the Oklahoma site.

Selling, general and administrative

Selling, general and administrative costs were $375 thousand and $196 thousand for the three months ended June 30, 2025 and 2024, respectively. The increase is related to travel costs associated with our Oklahoma facility and costs associated with improving the Oklahoma site.

Loss on disposal of mining equipment

Loss on disposal of mining equipment was $100 thousand and $34 thousand for the three months ended June 30, 2025 and 2024, respectively.

Other Income (Expense)

The Company recognized an unrealized loss on securities $131 thousand for the three months ended June 30, 2025 as compared to an unrealized loss of $1.9 million for the three months ended June 30, 2024 from the revaluation of Seastar Medical's common stock and private placement warrants.

The Company recognized $228 thousand of interest expense for the three months ended June 30, 2025 as compared to $37 thousand for the three months ended June 30, 2024 due to an increase in secured borrowings.

Income Tax Expense

During the three months ended June 30, 2025, the Company generated a $60 thousand net income before income taxes and the Company increased its income tax valuation allowance by $0.1 million, which offset the Company’s incurred net income tax benefit of $0.1 million which resulted in no income tax expense being recognized for the three months ended June 30, 2025. During the three months ended June 30, 2024, the Company generated $6.2 million net loss before income taxes and the Company increased its income tax valuation allowance by $1.7 million, which offset the Company’s incurred net income tax benefit of $1.7 million, resulting in no income tax expense being recognized during the period.

Net Income (Loss)

During the three months ended June 30, 2025, net income was $0.1 million as compared to net loss of $6.2 million for the three months ended June 30, 2024.

Net Loss Attributable to Non-Controlling Interest

The Company owns 69.5% of the equity interests of Sponsor. As such, there is a $40 thousand net loss for the three months ended June 30, 2025 attributable to the Non-Controlling Interest as compared to a $574 thousand net loss for the three months ended June 30, 2024.

Net Income (Loss) Attributable to LM Funding America, Inc.

During the three months ended June 30, 2025, net income attributable to LM Funding America, Inc. was $0.1 million as compared to net loss of $5.6 million for the three months ended June 30, 2024.

The Six Months Ended June 30, 2025 compared with the Six Months Ended June 30, 2024

Revenues

During the six months ended June 30, 2025, total revenues decreased by $3.5 million, to $4.3 million from $7.8 million for the six months ended June 30, 2024.

Digital mining revenue decreased in the six months ended June 30, 2025 by $3.4 million to $4.1 million from $7.5 million for the six months ended June 30, 2024.

Bitcoin mining revenues are determined by two main drivers: quantity of Bitcoin mined and the price of Bitcoin on the date the Bitcoin is mined. During the six months ended June 30, 2025, we mined 42.7 Bitcoin with an average Bitcoin price of approximately $96 thousand as compared to 130.4 Bitcoin with an average Bitcoin price of approximately $57 thousand during the six months ended June 30, 2024. The decrease in Bitcoin mining revenue for the six months ended June 30, 2025 was attributable to the reduction in the number of Bitcoins mined during the period due to the halving event in April 2024, machines that were not being relocated from hosting sites, the increased difficulty rate, which reduced our share of the global hashrate, offset in part by the increase in Bitcoin prices.

Operating Expenses

During the six months ended June 30, 2025, operating expenses increased $2.1 million to $9.0 million from $11.1 million for the six months ended June 30, 2024. The increase in operating expenses is primarily due to the following factors:

Fair Market Adjustment on mined digital assets

The fair market adjustment on mined digital assets resulted in a gain of $2.0 million for the six months ended June 30, 2025 compared to a gain of $3.0 million for the six months ended June 30, 2024.

Digital mining cost of revenues

Bitcoin mining costs decreased by $2.2 million to $2.8 million for the six months ended June 30, 2025 from $5.0 million for the six months ended June 30, 2024 primarily due to the lower overall operating costs at our Oklahoma site as compared to third party hosting sites, and the idling of some mining machines during 2025. Mining costs as a percentage of revenue increased to 69.5% from 66.9% primarily due to the lower relative number of Bitcoin mined as compared to the prior year and the idling of mining machines.

Curtailment and energy sales

Compensation from curtailment and energy sales was $0.4 million for the six months ended June 30, 2025 compared to nil for the six months ended June 30, 2024.

Professional fees

Professional fees for six months ended June 30, 2025 decreased by $0.3 million to $0.7 million from $1.0 million for the six months ended June 30, 2024 primarily due to reduced offering costs.

Depreciation and amortization

Depreciation and amortization for six months ended June 30, 2025 increased by $0.2 million to $4.1 million from $3.9 million for the six months ended June 30, 2024 primarily due to intangible asset amortization related to our Oklahoma site.

Selling, general and administrative

Selling, general and administrative costs increased by $0.3 million to $0.7 million for the six months ended June 30, 2025 from $0.4 million for the six months ended June 30, 2024 due to costs associated with the Oklahoma site.

Impairment loss on mining equipment

During the six months ended June 30, 2024 the Company incurred a $1.2 million impairment on mining equipment related to machines disposed in April 2024. There was no impairment loss for the six months ended June 30, 2025.

Loss on disposal of mining equipment

Loss on disposal of mining equipment was $286 thousand and $42 thousand for the six months ended June 30, 2025 and 2024, respectively.

Other Income (Expense)

The Company recognized an unrealized loss on securities $157 thousand for the six months ended June 30, 2025 as compared to an unrealized loss of $506 thousand for the six months ended June 30, 2024 from the revaluation of Seastar Medical's common stock and private placement warrants.

The Company recognized $448 thousand of interest expense for the six months ended June 30, 2025 as compared to $108 thousand for the six months ended June 30, 2024 due to an increase in secured borrowings.

Income Tax Expense

During the six months ended June 30, 2025, the Company generated a $5.4 million net loss before income taxes and the Company increased its income tax valuation allowance by $1.5 million, which offset the Company’s incurred net income tax benefit of $1.5 million which resulted in no income tax expense being recognized for the six months ended June 30, 2025. During the six months ended June 30, 2024, the Company generated $3.8 million net loss before income taxes and the Company increased its income tax valuation allowance by $1.0 million, which offset the Company’s incurred net income tax benefit of $1.0 million, resulting in no income tax expense being recognized during the period.

Net Loss

During the six months ended June 30, 2025, net loss was $5.3 million as compared to net loss of $3.8 million for the six months ended June 30, 2024.

Net Loss Attributable to Non-Controlling Interest

The Company owns 69.5% of the equity interests of Sponsor. As such, there is a $48 thousand net loss for the six months ended June 30, 2025 attributable to the Non-Controlling Interest as compared to a $160 thousand net loss for the six months ended June 30, 2024.

Net Loss Attributable to LM Funding America, Inc.

During the six months ended June 30, 2025, net loss attributable to LM Funding America, Inc. was $5.3 million as compared to net loss of $3.7 million for the six months ended June 30, 2024.

Liquidity and Capital Resources

General

Our primary sources of liquidity are our cash and cash equivalents, Bitcoin generated from our digital mining operations, proceeds from borrowings and cash from our note receivables. At June 30, 2025 and December 31, 2024, we had cash, cash equivalents and Bitcoin, excluding $5.0 million of Bitcoin was pledged as collateral against outstanding borrowings, of $12.0 million and $12.4 million, respectively. As of June 30, 2025, we had working capital of $9.3 million reflecting a decrease of $2.6 million since December 31, 2024. We have access to equity financing through equity and debt financing. Cash management continues to be a top priority. We expect to incur negative operating cash flows as we work to increase our digital mining revenue and maintain operational efficiencies.

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

As of June 30, 2025 and December 31, 2024, our liquidity was comprised of:

	June 30, 2025	December 31, 2024
Cash and cash equivalents	$353,580	$3,378,152
Bitcoin - current portion	11,677,773	9,021,927
Bitcoin - long-term	5,000,000	5,000,000
Marketable securities	13,230	27,050
End of Period	$17,044,583	$17,427,129

The Company's cash flow summary for the six months ended June 30, 2025 and 2024 are as follows:

	Six months ended June 30,
	2025	2024
Cash Flows used in operating activities	$(5,713,495)	$(5,988,264)
Cash Flows provided by investing activities	3,106,085	2,715,914
Cash Flows provided by (used in) financing activities	(417,162)	1,016,167
Net decrease in cash	(3,024,572)	(2,256,183)
Cash - beginning of year	3,378,152	2,401,831
Cash - end of period	$353,580	$145,648

Contractual Obligations

The Company has a contingent obligation of $3.9 million upon completion of the Mississippi mining site acquisition due diligence period.

Cash from Operations

Net cash used in operations was $5.7 million during the six months ended June 30, 2025 compared with net cash used in operations of $6.0 million during the six months ended June 30, 2024. The mining of Bitcoin is considered a noncash item for operating purposes which totaled $4.1 million and $7.5 million for the six months ended June 30, 2025 and 2024, respectively.

Cash from Investing Activities

For the six months ended June 30, 2025 net cash provided by investing activities was $3.1 million as compared to net cash provided by investing activities of $2.7 million for the six months ended June 30, 2024. The proceeds from the sale of Bitcoin is considered an investing activity which totaled $3.3 million and $4.5 million for the six months ended June 30, 2025 and 2024, respectively. For the six months ended June 30, 2025, the Company received net payments of approximately $0.2 million from the collection of Symbiont sale receivable while investing $1.0 million on deposits for Bitcoin mining equipment. For the six months ended June 30, 2024 the Company received net payments of approximately $1.4 million from SeaStar Medical related to the payment of outstanding notes receivable while investing $1.2 million for capital expenditures including Bitcoin mining equipment and $2.1 million investment in a note receivable.

Cash from Financing Activities

Net cash used in financing activities was $0.4 million for the six months ended June 30, 2025 as compared to net cash from financing activities of $1.0 million for the six months ended June 30, 2024.

Equity Financing Transactions

The Company had no cash infusions from equity financing transactions during the six months ended June 30, 2025 and 2024.

Debt

Debt of the Company consisted of the following at June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Financing agreement with Imperial PFS that is unsecured. Down payment of $25,000 was required upfront and seven installment payments of $24,128 are to be made over the loan term. The note matured on August 1, 2025 and was paid in full. Annualized interest is 9.35%.	47,778	-

Financing agreement with Imperial PFS that is unsecured. Down payment of $47,990 was required upfront and ten installment payments of $47,990 are to be made over the loan term. The note matured on August 1, 2025 and was paid in full. Annualized interest is 9.35%.	95,981	382,013

Financing agreement with Imperial PFS that is unsecured. Down payment of $14,040 was required upfront. Three installment payments of $14,830 and eight installment payments of $717 are to be made over the loan term. The note matured on July 1, 2025. Annualized interest is 10.45%.	-	4,299

Secured loan with Brown Family Enterprises LLC. The note matures on March 31, 2026. Interest was 10% per annum for the year ended December 31, 2024, with an increase to 11% per annum as of March 27, 2025.	1,500,000	1,500,000

Loan with SE & SJ Liebel Limited Partnership. $5.0 million of Bitcoin has been pledged as collateral. The note matures on August 6, 2026. Interest is 12% per annum.	5,000,000	5,000,000

Debt discount	(92,127)	(134,655)
	$6,551,632	$6,751,657

The following table presents maturities of debt on an undiscounted basis as of June 30, 2025:

Maturity	Amount
2025	$143,759
2026	$6,500,000
$6,643,759

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

The following tables reconcile net income (loss), which we believe is the most comparable GAAP measure, to EBITDA and Core EBITDA:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

Net income (loss)	$60,500	$(6,182,986)	$(5,346,499)	$(3,829,148)
Income tax expense	-	-	-	-
Interest expense	227,546	36,893	448,452	107,719
Depreciation and amortization	2,039,343	1,875,359	4,076,921	3,851,555
Income (loss) before interest, taxes & depreciation	$2,327,389	$(4,270,734)	$(821,126)	$130,126
Unrealized loss on investment and equity securities	130,890	1,856,737	156,874	505,758
Loss on disposal of mining equipment	99,578	33,887	286,359	42,057
Impairment loss on mining equipment	-	-	-	1,188,058
Stock compensation and option expense	24,621	116,080	135,426	297,931
Core income (loss) before interest, taxes & depreciation	$2,582,478	$(2,264,030)	$(242,467)	$2,163,930

Critical Accounting Estimates

Our financial statements are prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of the consolidated financial statements in conformity with GAAP requires our management to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities, the disclosure or inclusion of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the period. There are no critical accounting estimates for the three and six months ended June 30, 2025.

There have been no material changes to our critical accounting policies and estimates as compared to those disclosed in our Annual Report on Form 10-K. For a description of our critical accounting policies and estimates, see Part I, Item 1, Note 1, “Summary of Significant Accounting Policies” in our notes to the unaudited consolidated financial statements in this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

Please refer to Note 1 in our unaudited consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of June 30, 2025.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to make disclosures under this item.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2025.

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Legal Proceedings are set forth under Note 7 “Commitments and Contingencies” included in Part I, Item 1 of this Quarterly Report on Form 10-Q and are incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities.

None.

(b) Use of Proceeds.

None.

(c) Repurchase of Securities.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

a) None.

b) None.

c) During the six months ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in the Securities and Exchange Commission’s rules).

Item 6. Exhibits

The following documents are filed as a part of this report or are incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION
3.1	Certificate of Incorporation of LM Funding America, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Form 10-Q filed on August 13, 2024)
3.2	Restated By-Laws of LM Funding America, Inc. (incorporated by reference to Exhibit 3.2 to the Form 10-Q filed on November 17, 2022)
4.1	Form of Series A Common Warrant (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on August 19, 2024)
4.2	Form of Series B Common Warrant (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on August 19, 2024)
4.3	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to Form 8-K filed on August 18, 2020)
4.4	Form of Common Warrant (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on October 20, 2021)
4.5	Promissory Note, dated August 6, 2024 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on August 12, 2024)
4.6	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on January 10, 2025)
4.7

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

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

LM FUNDING AMERICA, INC.

Date: August 14, 2025	By:	/s/ Bruce M. Rodgers
Bruce M. Rodgers
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: August 14, 2025	By:	/s/ Richard Russell
Richard Russell
Chief Financial Officer
(Principal Accounting Officer)