Form 10-Q
period 2025-09-30
LM FUNDING AMERICA, INC.
filed 2025-11-14
CIK 1640384

UNITEDSTATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

The registrant had 12,209,413 shares of Common Stock, par value $0.001 per share, outstanding as of November 11, 2025.

LM FUNDING AMERICA, INC.

TABLE OF CONTENTS

		Page

PART I.	FINANCIAL INFORMATION	3

Item 1.	Financial Statements	3

	LM Funding America, Inc. and Subsidiaries Consolidated Balance Sheets as of September 30, 2025 (unaudited) and December 31, 2024	3

	LM Funding America, Inc. and Subsidiaries Consolidated Statements of Operations for the Three and Nine months Ended September 30, 2025 and 2024 (unaudited)	4

	LM Funding America, Inc. and Subsidiaries Consolidated Statements of Cash Flows for the Nine months Ended September 30, 2025 and 2024 (unaudited)	5

	LM Funding America, Inc. and Subsidiaries Consolidated Statements of Changes in Stockholders’ Equity for the Three and Nine months Ended September 30, 2025 and 2024 (unaudited)	6
	Notes to Unaudited Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	46

Item 4.	Controls and Procedures	46

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	47

Item 1A.	Risk Factors	47

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	52

Item 3.	Defaults Upon Senior Securities	52

Item 4.	Mine Safety Disclosures	52

Item 5.	Other Information	52

Item 6.	Exhibits	53

SIGNATURES		54

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

LM Funding America, Inc. and Subsidiaries Consolidated Balance Sheets

	September 30,	December 31,
	2025 (unaudited)	2024
Assets
Cash	$291,571	$3,378,152
Digital assets - current (Note 3)	11,399,701	9,021,927
Finance receivables	28,148	21,051
Marketable securities (Note 6)	23,630	27,050
Receivable from sale of Symbiont assets (Note 6)	-	200,000
Prepaid expenses and other assets	904,079	827,237
Digital assets - collateral (Note 3)	5,500,000	-
Income tax receivable	31,187	31,187
Current assets	18,178,316	13,506,604

Fixed assets, net (Note 4)	15,655,533	18,376,948
Intangible assets, net (Note 4)	6,748,137	5,478,958
Deposits on mining equipment (Note 5)	501,228	467,172
Long-term investments - equity securities (Note 6)	5,598	4,255
Investment in Seastar Medical Holding Corporation (Note 6)	58,995	200,790
Digital assets - long-term (Note 3)	16,402,955	-
Digital assets - collateral (Note 3)	1,430,000	5,000,000
Right of use assets (Note 8)	785,918	938,641
Other assets	389,119	73,857
Long-term assets	41,977,483	30,540,621
Total assets	$60,155,799	$44,047,225

Liabilities and stockholders' equity
Accounts payable and accrued expenses	3,071,168	989,563
Note payable - short-term (Note 7)	6,579,828	386,312
Due to related parties (Note 10)	59,337	15,944
Current portion of lease liability (Note 8)	190,821	170,967
Total current liabilities	9,901,154	1,562,786

Note payable - long-term (Note 7)	1,243,397	6,365,345
Lease liability - net of current portion (Note 8)	605,234	776,535
Long-term liabilities	1,848,631	7,141,880
Total liabilities	11,749,785	8,704,666

Stockholders' equity (Note 9)
Preferred stock, par value $.001; 150,000,000 shares authorized; no shares issued and outstanding as of September 30, 2025 and December 31, 2024	-	-
Common stock, par value $.001; 350,000,000 shares authorized; 15,517,988 and 5,133,412 shares issued and outstanding as of September 30, 2025 and December 31, 2024	14,987	4,602
Additional paid-in capital	124,810,596	102,685,470
Accumulated deficit	(74,690,296)	(65,662,731)
Total LM Funding America stockholders' equity	50,135,287	37,027,341
Non-controlling interest	(1,729,273)	(1,684,782)
Total stockholders' equity	48,406,014	35,342,559
Total liabilities and stockholders’ equity	$60,155,799	$44,047,225

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LM Funding America, Inc. and Subsidiaries Consolidated Statements of Operations (unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
	2025	2024	2025	2024
Revenues:
Digital mining revenues	$2,010,404	$1,127,455	$6,090,708	$8,618,436
Specialty finance revenue	141,634	97,558	303,968	303,222
Rental revenue	26,265	30,460	83,288	92,766
Total revenues	2,178,303	1,255,473	6,477,964	9,014,424
Operating costs and expenses:
Digital mining cost of revenues (exclusive of depreciation and amortization shown below)	1,177,184	730,716	4,013,878	5,742,773
Curtailment and energy sales	(151,887)	-	(524,842)	-
Staff costs and payroll	2,537,105	1,567,984	4,675,209	3,648,898
Depreciation and amortization	1,972,133	1,935,835	6,049,054	5,787,390
Gain on fair value of Bitcoin, net	(1,032,374)	(104,744)	(2,983,537)	(3,096,774)
Impairment loss on mining equipment	-	-	-	1,188,058
Professional fees	443,335	628,686	1,116,649	1,622,914
Selling, general and administrative	448,487	209,088	1,133,871	582,675
Real estate management and disposal	14,687	31,144	73,421	89,430
Collection costs	1,702	15,054	27,643	36,396
Settlement costs with associations	-	-	3,693	-
Loss on disposal of assets	-	12,449	286,359	54,506
Other operating costs	284,929	229,784	799,889	667,401
Total operating costs and expenses	5,695,301	5,255,996	14,671,287	16,323,667
Operating loss	(3,516,998)	(4,000,523)	(8,193,323)	(7,309,243)
Unrealized gain (loss) on marketable securities	10,400	(3,296)	(3,420)	984
Impairment loss on prepaid machine deposits	-	(12,941)	-	(12,941)
Unrealized gain (loss) on investment and equity securities	16,422	(346,866)	(140,452)	(852,624)
Gain (loss) on fair value of purchased Bitcoin, net	-	-	(52,704)	57,926
Other income - coupon sales	-	-	-	4,490
Interest expense	(235,282)	(124,035)	(683,734)	(231,754)
Interest income	916	98,343	2,592	124,696
Loss before income taxes	(3,724,542)	(4,389,318)	(9,071,041)	(8,218,466)
Income tax expense	-	-	-	-
Net loss	$(3,724,542)	$(4,389,318)	$(9,071,041)	$(8,218,466)
Less: loss (gain) attributable to non-controlling interest	(4,903)	105,043	43,476	265,296
Net loss attributable to LM Funding America Inc.	$(3,729,445)	$(4,284,275)	$(9,027,565)	$(7,953,170)
Less: deemed dividends (Note 9)	(347,782)	(1,704,305)	(347,782)	(1,704,305)
Net loss attributable to common shareholders	$(4,077,227)	$(5,988,580)	$(9,375,347)	$(9,657,475)

Basic loss per common share (Note 1)	$(0.41)	$(2.25)	$(1.39)	$(3.82)
Diluted loss per common share (Note 1)	$(0.41)	$(2.25)	$(1.39)	$(3.82)

Weighted average number of common shares outstanding
Basic	9,986,433	2,659,974	6,768,862	2,525,160
Diluted	9,986,433	2,659,974	6,768,862	2,525,160

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LM Funding America, Inc. and Subsidiaries Consolidated Statements of Cash Flows

(unaudited)

	Nine Months ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,071,041)	$(8,218,466)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	6,049,054	5,787,390
Noncash lease expense	152,723	79,629
Amortization of debt issue costs	66,994	-
Stock issued for services	-	100,001
Stock compensation	-	76,322
Stock option expense	259,384	332,415
Accrued investment income	-	(123,076)
Accrued interest expense on finance lease	42,875	-
Digital assets other income	-	(4,490)
Gain on fair value of Bitcoin, net	(2,930,833)	(3,154,700)
Impairment loss on mining machines	-	1,188,058
Impairment loss on hosting deposits	-	12,941
Unrealized loss (gain) on marketable securities	3,420	(984)
Unrealized loss on investment and equity securities	140,452	852,624
Loss on disposal of fixed assets	286,359	54,506
Change in operating assets and liabilities:
Prepaid expenses and other assets	391,857	3,650,696
Repayments to related party	43,393	41,541
Accounts payable and accrued expenses	2,081,605	(664,681)
Mining of digital assets	(6,090,708)	(8,618,436)
Lease liability payments	(194,322)	(81,304)
Net cash used in operating activities	(8,768,788)	(8,690,014)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net collections of finance receivables - original product	(3,145)	(4,618)
Net collections of finance receivables - special product	(3,952)	(1,571)
Capital expenditures	(635,691)	(1,228,428)
Proceeds from sale of fixed assets	953,153	78,806
Collection of note receivable	200,000	1,449,066
Acquisition of hosting site	(4,230,368)	-
Investment in notes receivable	-	(2,867,195)
Investment in digital assets - Bitcoin	(18,673,167)	-
Investment in digital assets - Tether	(29,572)	-
Proceeds from sale of Bitcoin	6,984,091	6,821,185
Proceeds from the sale of Tether	29,460	3,003
Deposits for mining equipment	(1,004,326)	-
Distribution to members	(1,015)	(19,616)
Net cash provided by (used in) investing activities	(16,414,532)	4,230,632
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings, net of issuance costs	1,240,195	6,344,084
Insurance financing repayments	(588,123)	(547,022)
Exercise of options	-	25,000
Proceeds from warrant exercise	95,999	-
Proceeds from the issuance of common stock, net of issuance costs	21,348,668	2,148,704
Net cash provided by financing activities	22,096,739	7,970,766
NET INCREASE (DECREASE) IN CASH	(3,086,581)	3,511,384
CASH - BEGINNING OF PERIOD	3,378,152	2,401,831
CASH - END OF PERIOD	$291,571	5,913,215

SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES
Insurance financing	$352,501	$-
Change in accounting principle (see Note 1)	$-	$614,106
Issuance of common stock as retainer for services	$431,460	$-
SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION
Cash paid for taxes	$-	$-
Cash paid for interest	$489,083	$222,697

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LM Funding America, Inc. and Subsidiaries Consolidated Statements of Changes in Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2025 and 2024

(unaudited)

	Common Stock
	Shares	Amount	Additional paid-in capital	Accumulated Deficit	Non-Controlling Interest	Total Equity
Balance - December 31, 2023	2,492,964	$2,493	$95,145,376	$(58,961,461)	$(1,325,110)	$34,861,298
Stock option expense	-	-	110,804	-	-	110,804
Stock compensation	-	-	71,047	-	-	71,047
Cumulative effect of change in accounting principle (See Note 1)	-	-	-	614,106	-	614,106
Net income	-	-	-	1,939,617	414,221	2,353,838
Balance - March 31, 2024	2,492,964	$2,493	$95,327,227	$(56,407,738)	$(910,889)	$38,011,093
Stock option expense	-	-	110,805	-	-	110,805
Member distributions	-	-	-	-	(19,616)	(19,616)
Stock compensation	-	-	5,275	-	-	5,275
Net loss	-	-	-	(5,608,512)	(574,474)	(6,182,986)
Balance - June 30, 2024	2,492,964	2,493	95,443,307	(62,016,250)	(1,504,979)	31,924,571
Stock issued for option exercise	6,219	6	24,994	-	-	25,000
Stock issued for services	29,674	30	99,971	-	-	100,001
Warrant exercise	149,185	15	-	-	-	15
Shares issued for cash in public offering, net	278,000	278	2,148,411	-	-	2,148,689
Stock compensation	-	-	110,806	-	-	110,806
Net loss	-	-	-	(4,284,275)	(105,043)	(4,389,318)
Balance - September 30, 2024	2,956,042	$2,822	$97,827,489	$(66,300,525)	$(1,610,022)	$29,919,764

Balance - December 31, 2024	5,133,412	$4,602	$102,685,470	$(65,662,731)	$(1,684,782)	$35,342,559
Stock option expense	-	-	110,805	-	-	110,805
Member distributions	-	-	-	-	(1,015)	(1,015)
Issuance costs	-	-	(6,285)	-	-	(6,285)
Net loss	-	-	-	(5,398,674)	(8,325)	(5,406,999)
Balance - March 31, 2025	5,133,412	$4,602	$102,789,990	$(71,061,405)	$(1,694,122)	$30,039,065
Stock option expense	-	-	24,621	-	-	24,621
Net income (loss)	-	-	-	100,554	(40,054)	60,500
Balance - June 30, 2025	5,133,412	4,602	102,814,611	(70,960,851)	(1,734,176)	30,124,186
Stock option expense	-	-	123,958	-	-	123,958
Stock issued for services	319,600	320	431,140	-	-	431,460
Shares issued under equity offering, net	10,031,643	10,032	21,344,921	-	-	21,354,953
Warrant exercise	33,333	33	95,966	-	-	95,999
Net income (loss)	-	-	-	(3,729,445)	4,903	(3,724,542)
Balance - September 30, 2025	15,517,988	14,987	124,810,596	(74,690,296)	(1,729,273)	48,406,014

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LM FUNDING AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

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

Business Operations

The Company currently maintains three distinct business operations: our Bitcoin treasury operations, Bitcoin mining business and our specialty finance business.

Our investment strategy with respect to our Bitcoin treasury operations involves retaining a majority of our currently held Bitcoin and acquiring new Bitcoin through our mining operations. We may sell or leverage our Bitcoin to support operational needs and strategic initiatives. Our Bitcoin mining operation deploys our computing power to mine Bitcoin on the Bitcoin network. We conduct this business through our wholly owned subsidiary, US Digital, a Florida limited liability company, which we formed in 2021 to develop and operate our Bitcoin mining business. With respect to our specialty finance business, the Company has historically engaged in the business of providing funding to nonprofit community associations primarily located in the state of Florida. We offer incorporated nonprofit community associations, which we refer to as “Associations,” a variety of financial products customized to each Association’s financial needs.

Bitcoin Treasury Operations and Strategy

During August 2025, we raised approximately $21.3 million in net proceeds from capital raises and we purchased 164 Bitcoins with substantially all of the proceeds from such offering. Our Bitcoin treasury strategy for the next twelve months includes acquiring and holding Bitcoin, using cash flows from operations that exceed working capital requirements, and from time to time, subject to market conditions, issuing equity or debt securities or engaging in other capital raising transactions with the objective of using the proceeds to purchase Bitcoin. We have not set any specific target for the amount of Bitcoin we seek to hold, and we will continue to monitor market conditions in determining whether to engage in additional Bitcoin purchases. This overall strategy also contemplates that we may periodically sell Bitcoin for general corporate purposes or in connection with strategies that generate tax benefits in accordance with applicable law, enter into additional capital raising transactions, including those that could be collateralized by its Bitcoin holdings, and consider pursuing strategies to create income streams or otherwise generate funds using our Bitcoin holdings. As of September 30, 2025, we owned 304.5 Bitcoins.

We currently maintain a formal, documented strategy that governs circumstances under which we acquire or monetize our Bitcoin holdings. Decisions to purchase or sell Bitcoin are made on a case-by-case basis at management’s discretion, taking into account factors such as our liquidity, general market conditions, and anticipated cash requirements. As of September 30, 2025, Bitcoin represented 100% of our treasury holdings. We do have small holdings of Tether and USDC outside of our treasury holdings that value in the aggregate less than $10,000 and are used for purchases with merchants that accepts such crypto assets as payment. We do not currently engage in hedging activities. We have not implemented derivative transactions, futures, options, swaps, or other financial instruments to reduce our exposure to Bitcoin price volatility. Any future hedging activity, if undertaken, would be determined by management on a discretionary basis.

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

As of September 30, 2025 and December 31, 2024, the Company had approximately 7,900 and 5,840 machines respectively, which amounted to operating units capable of producing 840 petahash and 615 petahash, respectively, per second (“EH/s”) of computing power.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in the annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The interim consolidated financial statements as of September 30, 2025 and for the three and nine months ended September 30, 2025 and September 30, 2024, respectively, are unaudited. In the opinion of management, the unaudited interim consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of the results for the interim periods. The accompanying consolidated balance sheet as of December 31, 2024, is derived from the audited consolidated financial statements presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Recently adopted accounting pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-08, Intangible - Goodwill and Other -Crypto Assets (Subtopic 350-60) (“ASC 350-60”). ASC 350-60 requires entities with certain crypto assets to subsequently measure such assets at fair value, with changes in fair value recorded in net income in each reporting period. In addition, entities are required to provide additional disclosures about the holdings of certain crypto assets. Crypto assets that meet all the following criteria are within the scope of the ASC 350-60: (1) meet the definition of intangible assets as defined in the Codification (2) do not provide the asset holder with enforceable rights to or claims on underlying goods, services, or other assets (3) are created or reside on a distributed ledger based on blockchain or similar technology (4) are secured through cryptography (5) are fungible, and (6) are not created or issued by the reporting entity or its related parties. Bitcoin, which is the sole crypto asset mined by the Company, meets each of these criteria. For all entities, the ASC 350-60 amendments are effective for fiscal years beginning after December 15, 2024, including interim periods within those years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued (or made available for issuance). If an entity adopts the amendments in an interim period, it must adopt them as of the beginning of the fiscal year that includes that interim period. The Company elected to early adopt the new guidance effective January 1, 2024 resulting in a $614 thousand cumulative-effect change to adjust the Company’s Bitcoin held on January 1, 2024 with the corresponding entry to beginning accumulated deficit.

There were no other new accounting pronouncements adopted during the three and nine months ended September 30, 2025 and 2024 that were determined to have a material effect on the Company’s financial position, results of operations or cash flows.

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

Segment and Reporting Unit Information

Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Chief Executive Officer and Chief Financial Officer of the Company comprise the CODM, as a group. The Company has two operating segments as of September 30, 2025, which we refer to as Specialty Finance and Mining and Treasury Operations. Our corporate oversight function and other components that may earn revenues that are only incidental to the activities of the Company are aggregated and included in the “All Other” category. Refer to Note 11 - Segment Information.

Reclassification

Certain prior period immaterial amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on the reported results of operations.

Revision to previously issued financial statements

As disclosed in our Annual Report on Form 10-K, during the period ended December 31, 2024, the Company identified errors in relation to the accounting for the change in depreciation life for the Bitcoin miners which had an impact on net property, plant and equipment and depreciation expense of approximately $449,800 as of and for the three months ended March 31, 2024, approximately $464,300 and $914,100 as of and for the three and six months ended June 30, 2024, respectively, and approximately $413,800 and $1,328,000 as of and for the three and nine months ended September 30, 2024, respectively. The errors were determined to be immaterial on a qualitative and quantitative basis and were corrected during the three months ended December 31, 2024. The Company has revised the presentation in our previously issued unaudited consolidated interim financial statements as of and for the three and nine months ended September 30, 2024 and adjusted the disclosures included within Note 3 - Fixed Assets and Intangible Assets, net to reflect the correction of the error.

Liquidity

The accompanying consolidated financial statements of the Company have been prepared assuming the Company will continue as a going concern. The going concern basis of presentation assumes that the Company will continue in operation one year after the date these financial statements are issued and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. The evaluation of going concern under the accounting guidance requires significant judgment which involves the Company to consider that it has historically incurred losses in recent years as it has prepared to grow its business through expansion and acquisition opportunities. The Company must also consider its current liquidity as well as future market and economic conditions that may be deemed outside the control of the Company as it relates to obtaining financing and generating future profits. As of September 30, 2025, the Company had $292 thousand available cash on-hand and Bitcoin with a fair market value of $34.7 million (of which $6.9 million is pledged as collateral against outstanding borrowings and classified within “Digital assets - collateral” on the consolidated balance sheets). Bitcoin classified as “Digital assets - long term” could be utilized for operational purposes if necessary. After considering its current liquidity and future market and economic conditions, the Company has concluded there is no substantial doubt about the Company’s ability to continue as a going concern.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates include the evaluation of probable losses on balances due from third parties, the realization of deferred tax assets, the evaluation of contingent losses related to litigation and reserves on notes receivables, estimates of the recoverability and useful lives of long-lived assets and stock-based compensation. Our estimates may change, however, as new events occur and additional information is obtained, and any such changes will be recognized in the consolidated financial statements.

Cash

The Company maintains cash balances at several financial institutions that are insured under the Federal Deposit Insurance Corporation’s (“FDIC”) Transition Account Guarantee Program. Balances with the financial institutions may exceed federally insured limits. As of September 30, 2025 and December 31, 2024 we have nil and $2.3 million of cash in various institutions that exceed the FDIC or SIPC insurance coverage limit of $250,000.

Digital Assets

Bitcoin held under our treasury strategy are included in long term assets in the consolidated balance sheet due to the Company's intention to hold the Bitcoin for long term investment. The remaining Bitcoin expected to be used for general working capital purposes are included in current assets in the consolidated balance sheets due to the Company’s ability to sell Bitcoin in a highly liquid marketplace and such Bitcoin holdings are expected to be realized in cash or sold or consumed during the normal operating cycle of the Company. As a result of adopting ASC 350-60 on January 1, 2024, Bitcoin is measured at fair value as of each reporting period. The fair value of Bitcoin is measured using the period-end closing Bitcoin price from its principal market in accordance with ASC 820, Fair Value Measurement. Since Bitcoin is traded on a 24-hour period, the Company utilizes the price as of at fair value at 23:59:59 UTC time, which aligns with the Company's revenue recognition cut-off. The decrease (increase) in fair value from each reporting period is reflected on the consolidated statements of operations as “Loss (gain) on fair value of Bitcoin, net”. The Company sells Bitcoin and such gains and losses from such transactions are measured as the difference between the cash proceeds and the carrying basis of Bitcoin as determined on a First In-First Out basis and are recorded within “Loss (gain) on fair value of Bitcoin, net”.

Bitcoin, which is non-cash consideration earned by the Company through its mining activities, are included as a reconciling item as a cash outflow within operating activities on the accompanying consolidated statements of cash flows. The cash proceeds from the sales of Bitcoin are classified based on the holding period in which the Bitcoin are held. ASC 350-60 specifies that Bitcoin converted nearly immediately into cash would qualify as cash flows from operating activities and all other sales would qualify as investing activities. The Company evaluates its sales of Bitcoin and will record Bitcoin sold nearly immediately as operating cash flows and the remainder will be recorded as investing activities. During the nine months ended September 30, 2025 and 2024, all proceeds from Bitcoin sales were classified as investing activities.

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

The Company classifies mining machine deposit payments within “Deposits on mining equipment” in the consolidated balance sheets. As mining machines are received, the respective cost of the mining machines plus the related shipping and customs fees are reclassified from “Deposits on mining equipment” to “Fixed assets, net” in the consolidated balance sheets. Refer to Note 5 - Deposits on Mining Equipment and Hosting Services.

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

Right to Use Assets

The Company capitalizes all leased assets pursuant to ASU 2016-02, Leases (Topic 842), which requires lessees to recognize right-of-use assets and lease liability, initially measured at present value of the lease payments, on its balance sheet for leases with terms longer than 12 months and classified as either financing or operating leases. As of September 30, 2025 and December 31, 2024, right to use assets, net of accumulated amortization, was $0.8 million and $0.9 million, respectively.

Impairment of Long-Lived Assets

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment amount is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. There was no impairment recorded for the three and nine months ended September 30, 2025, and nil and $1.2 million impairment loss was recorded on fixed assets during the three and nine months ended September 30, 2024, respectively. Refer to Note 4 - Fixed Assets and Intangible Assets, net.

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

Curtailment and Energy Sales

For our Oklahoma mining site, the energy costs are incurred at market price with no power purchase agreements for a fixed future rate. The Company has a “Will Serve agreement” with the local energy company that provides credits based on amount of electricity provided and based on reducing power consumption upon peak demand times. The Company utilizes a third-party broker to facilitate our participation in demand response programs offered by the Southwest Power Pool (“SPP”), a regional transmission organization that manages the electric grid and wholesale power for the central United States. The broker analyzes our forecasted power consumption, market value of Bitcoin and day-ahead energy prices to determine whether our estimated mining revenues will exceed the energy cost incurred by the Company to operate our mining equipment (“breakeven price”) for each hour of the following day. If our estimated revenues are predicted to fall below the breakeven price, our power will be curtailed, and we will receive compensation from the SPP in exchange for supplying our power to the grid (“Energy Sales”). If estimated revenue is above the breakeven price, the Company receives compensation for pledging our estimated power usage as available for curtailment in the event SPP needs to adjust load for grid balancing (“Curtailment”). We received $152 thousand and $525 thousand of compensation related to curtailment and energy sales during the three and nine months ended September 30, 2025 which is recorded as “Curtailment and energy sales” in the consolidated statement of operations. There were no curtailment and energy sales in the three and nine months ended September 30, 2024.

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

On September 5, 2022, the Company, through its wholly-owned subsidiary US Digital, entered into a hosting agreement (the “Core Hosting Agreement”) with Core Scientific Inc. (“Core”) pursuant to which Core, under various additional orders, agreed to host approximately 3,000 of the Company's Bitcoin miner machines at a secure location and provide power, maintenance and other services specified in the contract with a term of one year, with automatic renewals unless either party notifies the other party in writing not less than ninety (90) calendar days before such renewal of its desire for the order not to renew unless terminated sooner pursuant to the terms of the Core Hosting Agreement. The Company entered into a number of amendments in 2023 and 2024 that resulted in Core hosting a total of approximately 4,870 miners as of September 30, 2024. Pursuant to the terms of the amended Core Hosting Agreement, the terms of the hosting agreement expired with respect to approximately 4,000 miners on May 31, 2024 while the terms of the hosting arrangement continued with respect to approximately 800 miners through December 31, 2024. Beginning January 1, 2025, the Core Hosting Agreement was renewed on a month-to-month basis through April 30, 2025. The agreement is now terminated and the machines were moved to our Oklahoma site.

Coupon Sales

From time to time the Company receives coupons from Bitmain to incentivize purchases of equipment. Coupons have a stated face value in dollars and can be applied against future invoices for purchased machines. Coupons are transferable and there are not restrictions on the sale to third parties. Occasionally, the Company sells coupons to third parties in exchange for cash consideration or digital assets. As there is currently no active market for the buying and selling of Bitmain coupons, the Company has determined that the fair value of coupons received is nil at the time of receipt therefore revenue associated with the sale of such coupons is not recognized until the sale transaction has been completed and consideration has been received from the third party. The Company sold nil Bitmain coupons in the three and nine months ended September 30, 2025 and nil and $4 thousand, respectively for the three and nine months ended September 30, 2024 which was recognized as other income within “Other income - coupon sales” in the consolidated statements of operations.

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

Income Taxes

The Company’s calculation of its tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions. The Company recognizes tax liabilities for uncertain tax positions based on management’s estimate of whether it is more likely than not that additional taxes will be required. The Company had no uncertain tax positions as of September 30, 2025 and December 31, 2024.

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

Income tax expense/(benefit) from operations for the three and nine months ended September 30, 2025 and 2024 was nil in each period, which resulted primarily from maintaining a full valuation allowance against the Company's deferred tax assets.

Income (Loss) Per Share

Basic income (loss) per share is calculated as net income (loss) to common stockholders divided by the weighted average number of common shares outstanding during the period. Refer to Note 9 - Stockholders' Equity.

The Company issued nil and nil restricted shares during the three and nine months ended September 30, 2025 and 2024. The weighted average shares used in calculating income (loss) per share for the three and nine months ended September 30, 2024 includes nil and 87 thousand restricted shares that were legally issued during the year ended December 31, 2023 and vested during the nine months ended September 30, 2024 based on their respective vesting date.

Diluted income (loss) per share for the periods equal to basic income (loss) per share as the effect of any convertible notes, stock-based compensation awards, stock warrants, and warrant repricing would be anti-dilutive.

The anti-dilutive stock-based compensation awards consisted of:

	September 30, 2025	December 31, 2024
Stock Options	1,780,198	593,378
Stock Warrants	25,558,342	4,747,547

The following table illustrates the computation of basic and diluted EPS for the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30, 2025			Three months ended September 30, 2024
	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net loss attributable to LM Funding America Inc.	$(3,729,445)			$(4,284,275)
Less: deemed dividends	(347,782)			(1,704,305)
Basic and diluted EPS
Net loss attributable to common shareholders	(4,077,227)	9,986,433	$(0.41)	(5,988,580)	2,659,974	$(2.25)

	Nine months ended September 30, 2025			Nine months ended September 30, 2024
	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net loss attributable to LM Funding America Inc.	$(9,027,565)			$(7,953,170)
Less: deemed dividends	$(347,782)			(1,704,305)
Basic and diluted EPS
Net loss attributable to common shareholders	$(9,375,347)	6,768,862	$(1.39)	$(9,657,475)	2,525,160	$(3.82)

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

Related Party

ASC 850 - Related Party Disclosures requires disclosure of related party transactions and certain common control relationships. The Company disclosures related party transactions and such transactions are approved by the Company’s Board of Directors. Refer to Note 10 - Related Party Transactions.

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

Non-cash Activities

Insurance financing - The Company purchased insurance policies during the nine months ended September 30, 2025 and 2024 in the amount of $353 thousand and nil, respectively, using a finance agreement.

Change in equity due to change in accounting principal ASC 350-60 - The Company adopted the new guidance effective January 1, 2024 resulting in a $614 thousand cumulative-effect change to adjust the Company's Bitcoin held on January 1, 2024 with the corresponding entry to beginning accumulated deficit.

Issuance of common stock as retainer for services - The Company issued 319,600 shares of common stock to vendors retainer for advisory services. The total fair value of the shares at the time of issuance was $432 thousand which was recorded as a prepaid expense. Refer to Note 9.

Note 2. Mississippi Site Acquisition

On September 16, 2025, the Company, through its wholly-owned subsidiary US Digital Mining Mississippi LLC, a Mississippi limited liability company (the “Acquirer”) completed an acquisition from Greenidge Mississippi LLC, a Mississippi limited liability company (“Seller”) of the approximate 6.4 acre parcel of real property located at 249 Datco Industrial Road, Columbus, Mississippi 39707 (the “Mississippi Property”), including substantially all of the business assets of Seller located at the Mississippi Property, excluding any Bitcoin miners (the “Transaction”), pursuant to an Asset Purchase Agreement, dated as of August 1, 2025, entered into between the Acquirer and Seller. The total consideration paid by the Acquirer to Seller in the Transaction was approximately $3.9 million.

In connection with the completion of the Transaction, on September 16, 2025, the Company, through the Acquirer, entered into and closed the acquisition (the “Miner Acquisition”) contemplated by that certain Bitcoin Miner Purchase and Sale Agreement (the “Miner Purchase Agreement”) with Greenidge Generation LLC, a New York limited liability company and affiliate of the Seller (the “Miner Seller”), pursuant to which the Acquirer purchased and acquired from the Miner Seller approximately 2,330 Bitmain Antminer S19, S19 Pro and S19 J Pro Bitcoin miners (collectively, the “Miners”) of the Miner Seller for an aggregate purchase price of approximately $362 thousand, less approximately $32 thousand in sales taxes and fees paid by the seller. The closing of the transactions contemplated by the Miner Purchase Agreement was completed on September 16, 2025, contemporaneously with the consummation of the Transaction.

The Company accounted for the Transaction and Miner Acquisition, collectively, as an acquisition of a business under ASC Topic 805 – Business Combination due to the retention of employees critical to mining operations and obtaining control of all assets and substantive processes necessary to continue Bitcoin mining operations after the close of the acquisition.

The acquired business contributed revenues of $92 thousand and a loss of $33 thousand to the Company for the period from September 15, 2025 to September 30, 2025. The following unaudited pro forma summary presents consolidated information of the Company as if the business combination had occurred on January 1, 2024:

	Pro forma three months ended		Pro forma nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenue	$2,710,959	$1,812,657	$8,417,399	$9,571,609
Net loss	$(3,731,489)	$(4,500,762)	$(9,241,086)	$(8,462,273)

These pro forma amounts have been calculated after applying the Company's accounting policies and adjusting the results of the Mississippi site to reflect the depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant, and equipment, and intangible assets had been applied from January 1, 2024.

The Company incurred $55 thousand in relation to acquisition related costs which were included in Professional Fees in the accompanying Consolidated Statements of Operations for the three and nine months ended September 30, 2025. The three and nine months ended September 30, 2025 supplemental pro forma net loss were adjusted to exclude the $55 thousand of acquisition-related costs, and instead, these costs are reflected in pro forma net loss for the nine months ended September 30, 2024 in the table above.

The following table summarizes the preliminary purchase price allocation for the acquisition.

		Useful Life
Preliminary purchase price allocation:
Land	169,829
Mining machines	330,368	9 months
Mining infrastructure	2,293,680	9-14 years
Intangible asset	1,436,491	25 years
	$4,230,368

Note 3. Digital Asset

Digital assets consisted of the following:

	September 30, 2025	December 31, 2024		September 30, 2024
Bitcoin	$16,896,867	9,019,205	$	$3,972,153
Tether	2,834	2,722		11,647
Digital assets - current	16,899,701	9,021,927		3,983,800
Bitcoin - long-term	17,832,955	5,000,000		5,000,000
Total digital assets	$34,732,656	14,021,927		$8,983,800

Bitcoin
	September 30, 2025	December 31, 2024		September 30, 2024
Number of Bitcoin held	304.5	150.2		142.3
Carrying basis - per Bitcoin	$106,040	$65,332		$58,409
Fair value - per Bitcoin	$114,055	$93,354		$63,301
Carrying basis of Bitcoin	$32,289,136	$9,812,891		$8,310,473
Fair value of Bitcoin	$34,729,822	$14,019,205		$8,972,153

The carrying basis represents the valuation of Bitcoin at the time the Company earns the Bitcoin through mining activities or the cost paid for purchased Bitcoin. Fair value of Bitcoin was determined using Level 1 inputs. As of September 30, 2025 and December 31, 2024 approximately 61 Bitcoin and 54 Bitcoin, respectively, (with an approximate fair value of $6.9 million and $5.0 million, respectively) were held in a custody account as collateral for the $6.3 million Liebel loans. Accordingly, the Company is restricted in its ability to use the Bitcoin separately held as collateral in the operation of its business. The Company regularly moves the collateral Bitcoin out of the collateral account when the fair value of such Bitcoin increases and deposits additional Bitcoin into the collateral account when the fair value of such Bitcoin decreases.

The following table presents a roll-forward of Bitcoin for the nine months ended September 30, 2025 and 2024:

Bitcoin
	September 30, 2025	September 30, 2024
Bitcoin beginning of period	$14,019,205	$3,406,096
Cumulative effect of the adoption of ASU 2023-08	-	614,106
Beginning balance	14,019,205	4,020,202
Addition of Bitcoin from mining activities	6,090,708	8,618,436
Purchase of Bitcoin	18,673,167	-
Disposition of Bitcoin from sales	(6,984,091)	(6,821,185)
Gain (loss) on fair value of purchased Bitcoin, net	(52,704)	57,926
Gain on fair value of Bitcoin, net	2,983,537	3,096,774
End of period	$34,729,822	8,972,153

Note 4. Fixed Assets and Intangible Assets, net

The components of fixed assets as of September 30, 2025 and December 31, 2024 are as follows:

	Useful Life	September 30, 2025	December 31, 2024
Mining machines	9 months - 4 years	$28,044,941	$28,852,428
Mining site equipment	6-10 years	4,214,998	1,921,318
Building	30 years	534,206	-
Real estate assets owned	30 years	80,057	80,057
Furniture, computer and office equipment	3-5 years	376,187	283,192
Land		169,829	-
Gross fixed assets		33,420,218	31,136,995
Less: accumulated depreciation		(17,764,686)	(12,760,047)
Fixed assets, net		$15,655,533	$18,376,948

As of September 30, 2025 and December 31, 2024, there were approximately 7,900 and 5,840 miners, respectively located at various hosting sites. The Company’s depreciation expense recognized for the three and nine months ended September 30, 2025 and 2024 was $1.9 million and $5.9 million, respectively for 2025 and $1.9 million and $5.8 million, respectively for 2024.

We purchased 270 S21+ Bitmain machines in December 2024 for an aggregate purchase price of approximately $1.0 million, net of coupons and credits. The machines were delivered in April 2025 and were subsequently sold for approximately $1.0 million in May 2025.

In order to accommodate an incoming shipment of S21 mining machines in April 2024, management identified 365 mining machines at a Core hosting facility that would require relocation. As part of its impairment testing management considered the possible cashflows and probabilities associated with the relocation and continued use of 365 mining machines at a separate hosting facility location and the potential sale of such assets to a third party. Based on the assessment performed, management concluded a sale was probable and an impairment of $1.2 million on the mining machines was recorded as of March 31, 2024, which was calculated as the net carrying value of the 365 mining machines of $1.3 million less the sales price of $79 thousand. The loss was recorded on our consolidated statements of operations as “Impairment loss on mining equipment” for the nine months ended September 30, 2024.

On April 16, 2024, the 365 mining machines were sold to a third-party for $79 thousand. There was no additional loss recognized upon the asset sale.

There was nil and $286 thousand loss on disposal of fixed assets during the three and nine months ended September 30, 2025, respectively and a $12 thousand and $55 thousand loss on disposal of fixed assets during the three and nine months ended September 30, 2024, respectively.

Intangible assets as of September 30, 2025 and December 31, 2024 consist of the following:

	Useful Life (Years)	September 30, 2025	December 31, 2024
Power and interconnection rights	25	$6,933,773	$5,497,282
Gross intangible assets		6,933,773	5,497,282
Less: accumulated amortization		(185,636)	(18,324)
Total intangible assets, net		$6,748,137	$5,478,958

The Company expects to record amortization expense of intangible assets over the next 5 years and thereafter as follows:

Fiscal Year ended December 31,	Estimated Amortization Expense
2025	$69,338
2026	277,351
2027	277,351
2028	277,351
2029	277,351
Thereafter	5,569,395
Total	$6,748,137

During three and nine months ended September 30, 2025 the Company recognized $57 thousand and $167 thousand amortization expense, respectively. There was nil amortization expense recognized during the three and nine months ended September 30, 2024.

Note 5. Deposits on Mining Equipment and Hosting Services

As further described in Note 1, the Company has entered into a series of mining machine and equipment purchase agreements, hosting and colocation service agreements in connection with our Bitcoin mining operations which required deposits to be paid in advance of the respective asset or service being received.

As of September 30, 2025 and December 31, 2024, the Company had a total of $501 thousand and $467 thousand, respectively, classified as “Deposits on mining equipment”.

On April 24, 2025, the Company contracted with a supplier to purchase two 1 MW immersion mining containers for approximately $346 thousand plus an additional $151 thousand for shipping and duties. A downpayment of approximately $207 thousand was paid in May 2025 to the supplier and the remaining balance of $139 thousand was paid in June 2025. Additionally, $137 thousand of shipping fees were paid in June 2025 and $14 thousand of shipping fees were paid in September 2025. The containers are expected to be received in November 2025.

As of September 30, 2025 and December 31, 2024, the Company had a total of nil and $0.2 million in prepaid hosting services and hosting deposits, respectively, classified as “Prepaid expenses and other assets”.

Note 6. Investments

Marketable Securities

Our marketable equity securities are publicly traded stocks measured at fair value using quoted prices for identical assets in active markets and classified as Level 1 within the fair value hierarchy. Marketable equity securities as of September 30, 2025 and December 31, 2024, and activity for the nine months ended September 30, 2025 and year ended December 31, 2024, are as follows:

	Cost	Cost of Shares Sold	Gross Unrealized Gain (Loss)	Fair Value

Marketable equity securities, September 30, 2025	$27,050	$-	$(3,420)	$23,630

Marketable equity securities, December 31, 2024	$17,860	$-	$9,190	$27,050

No marketable securities were sold during the nine months ended September 30, 2025 and 2024.

Long-term investments held to maturity in equity securities consist of the following:

LMF Acquisition Opportunities Inc. and SeaStar Medical - Warrants

The Company, through its affiliate LMFA Sponsor LLC (“Sponsor”), owns an aggregate 229,520 private placement warrants in SeaStar Medical Holding Corporation, a Delaware corporation (“SeaStar Medical”). For the three and nine months ended September 30, 2025 and 2024, our re-measurement of the fair value of the private placement warrants resulted in an unrealized gain of approximately $1 thousand and $1 thousand for 2025, respectively, and an unrealized loss of approximately $2 thousand and $148 thousand, respectively, for 2024. The unrealized gain or loss is included within “Unrealized gain (loss) on investment and equity securities” within the consolidated statements of operations.

Long-term investments in Seastar Medical private placement warrants consist of the following:

	September 30, 2025	December 31, 2024	September 30, 2024

Seastar Medical Holding Corporation warrants	$5,598	$4,255	$8,944
End of period	$5,598	$4,255	$8,944

	September 30, 2025		September 30, 2024

Beginning of year	$4,255		$156,992
Unrealized gain (loss) on equity securities	1,343		(148,048)
End of period	$5,598		$8,944

SeaStar Medical Holding Corporation - Common Stock

As of September 30, 2025 and December 31, 2024, Sponsor holds 103,500 shares or approximately 0.3% of the total outstanding common shares of SeaStar Medical. Taking into consideration the approximately 30% minority interest in Sponsor, the percentage of ownership in the total outstanding common shares of SeaStar Medical that is attributable to the Company is approximately 0.2%.

The Company remeasures our retained interest in SeaStar Medical at fair value and include any resulting adjustments as part of a gain or loss on investment. The fair value of our retained interest in SeaStar Medical's common stock is classified as Level 1 in the fair value hierarchy as the fair value is based upon the observable trading price of Seastar Medical (NASDAQ: ICU) common stock. The trading price of ICU common stock as of September 30, 2025 and 2024 was $0.57 and $4.26 per share, respectively.

For the three and nine months ended September 30, 2025 and 2024, our re-measurement of the fair value of ICU common stock resulted in an unrealized gain of $15 thousand and an unrealized loss $142 thousand, respectively for 2025 and unrealized loss of $0.4 million and $0.7million, respectively for 2024. The unrealized gain or loss is included within “Unrealized gain (loss) on investment and equity securities” within the consolidated statements of operations.

Long-term investments in SeaStar Medical common stock consist of the following:

	September 30, 2025	December 31, 2024	September 30, 2024

Seastar Medical Holding Corporation common stock	$58,995	$200,790	$440,910
End of period	$58,995	$200,790	$440,910

	September 30, 2025		September 30, 2024

Beginning of year	$200,790		$1,145,486
Unrealized loss on equity investment	(141,795)		(704,576)
End of period	$58,995		$440,910

The net unrealized gain (loss) on securities from the Company’s investment in SeaStar Medical's common stock and warrants for the three and nine months ended September 30, 2025 and 2024 totaled $16 thousand and ($140) thousand, respectively for 2025 and ($0.4) million and ($0.9) million, respectively for 2024.

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

Note 7. Debt and Other Financing Arrangements

On September 15, 2025, the Company entered into an Amendment to Loan Agreement and Loan Documents (the “Loan Agreement Amendment”) by and among the Company, each of LM Funding, LLC and US Digital, as guarantors (jointly and severally, the “Guarantors”), and SE & AJ Liebel Limited Partnership, as lender (the “Lender”). The Loan Agreement Amendment amends the Loan Agreement previously entered into on August 6, 2024, among the Company, the Guarantors, and the Lender (the “Original Loan Agreement”). Pursuant to the Loan Agreement Amendment, the Company obtained an additional loan of up to $2.0 million from the Lender (the “Additional Loan”), which is in addition to the $5.0 million loan that was made to the Company by the Lender under the Original Loan Agreement (the “Initial Loan”).

The Additional Loan bears interest at a rate of 12.0% per annum and will mature on September 15, 2027. As provided in the Loan Agreement Amendment and the Promissory Note issued by the Company thereunder (the “Promissory Note”), an amount equal to $1.3 million of the Additional Loan was funded on the date of the Loan Agreement Amendment, and the balance of the additional loan in an amount of up to $700,000 was funded on October 15, 2025. The Additional Loan is secured by the same collateral, security agreement, and pledge agreement, and is subject to the same guarantees, as the Initial Loan, provided that the minimum Bitcoin collateral value that is pledged to secure the loan has been increased to 110% of the outstanding principal amount of Initial Loan and Additional Loan.

On March 27, 2025, we entered into a first amendment to secured promissory note with Brown Family Enterprises LLC (“Brown Family”) to increase the interest rate to eleven percent (11%) interest per annum, simple interest, payable on the maturity date. In addition, we agreed with Brown Family to extend the maturity date of the secured promissory note until March 31, 2026.

Debt of the Company consisted of the following as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Financing agreement with Imperial PFS that is unsecured. Down payment of $47,990 was required upfront and ten installment payments of $47,990 are to be made over the loan term. The note matured on August 1, 2025 and was paid in full. Annualized interest is 9.35%.	-	382,013

Financing agreement with Imperial PFS that is unsecured. Down payment of $14,040 was required upfront. Three installment payments of $14,830 and eight installment payments of $717 are to be made over the loan term. The note matured on July 1, 2025. Annualized interest is 10.45%.	-	4,299

Financing agreement with Imperial PFS that is unsecured. Down payment of $9,218 was required upfront. Eleven installment payments of $16,760 are to be made over the loan term. The note matures on July 1, 2026. Annualized interest is 9.45%.	150,691	-

Secured loan with Brown Family Enterprises LLC. The note matures on March 31, 2026. Interest was 10% per annum for the year ended December 31, 2024, with an increase to 11% per annum as of March 27, 2025.	1,500,000	1,500,000

Loan with SE & AJ Liebel Limited Partnership. $1.4 million of Bitcoin has been pledged as collateral. The note matures on September 15, 2027. Interest is 12% per annum.	1,300,000	-

Loan with SE & AJ Liebel Limited Partnership. $5.5 million of Bitcoin has been pledged as collateral. The note matures on August 6, 2026. Interest is 12% per annum.	5,000,000	5,000,000

Debt discount	(127,466)	(134,655)
	$7,823,225	$6,751,657

Minimum required principal payments on the Company's debt as of September 30, 2025 are as follows:

Maturity	Amount
2025	$-
2026	6,650,691
2027	1,300,000
$7,950,691

Note 8. Commitments and Contingencies

Leases

The Company leases office space and office equipment under non-cancelable operating leases. Leases with an initial term of one year or less are not recorded on the balance sheet, and the Company generally recognizes lease expense for these leases on a straight-line basis over the lease term. As of September 30, 2025, the Company’s long term operating leases have remaining lease terms of between 8-34 months and includes options to renew the leases. The exercise of lease renewal options is generally at the Company’s sole discretion. The Company’s leases do not contain any material residual value guarantees or material restrictive covenants. As of September 30, 2025, the Company's long term financing land lease has a remaining lease term of 45 months and includes a purchase option.

The Company determines if an arrangement is a lease at inception. Operating lease right-out-use (“ROU”) assets and current and long-term operating lease liabilities are separately stated on the consolidated balance sheet. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The present value of future lease payments is discounted using either the implicit rate in the lease, if known, or the Company’s incremental borrowing rate for the specific lease as of the lease commencement date. The ROU asset is also adjusted for any prepayments made or incentives received. The lease terms include options to extend or terminate the lease only to the extent it is reasonably certain any of those options will be exercised. Lease expense for operating leases is recognized on a straight-line basis over the lease term. For finance leases, amortization expense is recognized on a straight-line basis over the shorter of the useful life of the asset or the lease term and interest expense related to the lease is recognized using the interest method. The Company accounts for lease components (e.g., fixed payments) separate from the non-lease components (e.g., common-area maintenance costs).

The Company’s office lease is through July 31, 2028. Subsequent renewal options were not considered probable of being exercised as of September 30, 2025. This office space is in a building owned by a board member. The Company shares this space and the related costs associated with this operating lease with a related party (Refer to Note 10) that also performs legal services associated with the collection of delinquent assessments. The related party has a sub-lease for approximately $2.5 thousand per month plus operating expenses for the three and nine months ended September 30, 2025 and 2024.

Lease expense recognized for the three and nine months ended September 30, 2025 and 2024 was approximately $77 thousand and $224 thousand, respectively for 2025 and approximately $40 thousand and $103 thousand, respectively for 2024. Sublease income recognized for the three and nine months ended September 30, 2025 and 2024 was approximately $7 thousand and $22 thousand, respectively for 2025 and approximately $7 thousand and $22 thousand, respectively for 2024.

The following table presents supplemental balance sheet information related to leases as of September 30, 2025 and December 31, 2024:

	Balance Sheet Line Item	September 30, 2025	December 31, 2024
Assets
ROU assets - operating lease	Right of use asset, net	$292,248	$360,947
ROU assets - finance lease	Right of use asset, net	493,670	577,694
Total lease assets		$785,918	$938,641

Liabilities
Current lease liabilities - operating lease	Current portion of lease liability	$96,458	$89,502
Current lease liabilities - finance lease	Current portion of lease liability	94,363	81,465
Long-term lease liabilities - operating lease	Lease liability - net of current portion	203,368	280,306
Long-term lease liabilities - finance lease	Lease liability - net of current portion	401,866	496,229
Total lease liabilities		$796,055	$947,502

Weighted-average remaining lease term (in years) - operating lease		2.8	3.5
Weighted-average discount rate - operating lease		10.05%	10.02%
Weighted-average remaining lease term (in years) - finance lease		3.8	4.8

The following table presents supplemental cash flow information and non-cash activity related to leases for the nine months ended September 30, 2025 and 2024:

Lease Supplemental Cash Flow Table	September 30,
	2025	2024
Operating cash flow information
Cash paid for amounts included in the measurement of lease liabilities	$(194,322)	$(81,304)

The following table presents maturities of lease liabilities on an undiscounted basis as of September 30, 2025:

Lease Maturity Table
	Operating Leases	Finance Leases	Total Leases
2025	31,048	-	31,048
2026	121,220	143,222	264,442
2027	121,598	147,518	269,116
2028	72,158	151,944	224,102
2029	-	181,502	181,502
(less: imputed interest)	(46,198)	(127,957)	(174,155)
	$299,826	$496,229	$796,055

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

Uptime Purchase Agreement Matter

In October 2021, we entered into a sale and purchase agreement (the “Uptime Purchase Agreement”) with Uptime Armory LLC (“Uptime”) pursuant to which US Digital agreed to purchase, and Uptime agreed to supply to US Digital, an aggregate of 18 modified 40-foot cargo containers (“POD5ive containers”) that were designed to hold and operate 280 S19 Pro Antminers manufactured by Bitmain. The purchase price of the POD5ive containers totals $3.15 million, of which $2.4 million or 75% was paid in 2021 as a non-refundable down payment and the remaining 25% was paid after Uptime delivered a “notice of completion” of the equipment in 2022. However, no containers have been delivered as of September 30, 2025.

On November 8, 2022, LMFA filed an action in Florida circuit court against Uptime and Bit5ive, LLC (the “Defendants”) in a case styled US Digital Mining and Hosting Co. LLC v. Uptime Armory, LLC and Bit5ive, LLC (Fla. 11th Cir. Ct., Nov. 8, 2022). In that action, we alleged breach of contract and violation of the Florida Deceptive and Unfair Trade Practices Act and are seeking, among other things, damages of $3.15 million for non-delivery of the 18 POD5ive containers. The Defendants filed a motion to compel confidential arbitration action. The court has now stayed the action in the Florida circuit court, and ordered the parties to confidential arbitration governed by the American Arbitration Association. We recorded an impairment charge of $3.15 million on our mining machine deposit in the fourth quarter of 2022. The arbitrator has ruled in favor of US Digital’s dispositive motions against Uptime Armory and Bit5ive. Uptime, Uptime Hosting, LLC, and Bit5ive, LLC have filed for Assignment for the Benefit of Creditors. US Digital’s Proof of Claim against Uptime and Uptime Hosting, LCC was filed in the Circuit Court of the Eleventh Judicial Circuit, in and for Miami-Dade County, Florida in the amount of the arbitrator’s award of $3.2 million (owed joint and several with Bit5ive, LLC). The likelihood and amount of recovery of the Company's outstanding claims cannot be estimated at this time.

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

CFTC enforcement action

On September 30, 2024, the Commodity Futures Trading Commission (“CFTC”) filed an enforcement action in the U.S. District Court for the Southern District of Florida, styled Commodity Futures Trading Commission v. Traders Domain FX LTD d/b/a The Traders Domain, et al., Case No. 1:24-cv-23745-RKA (the “CFTC Action”). Among the named defendants were Algo Capital LLC (“Algo Capital”) and certain insiders and affiliates of Algo Capital previously involved in state court Assignment for the Benefit of Creditors (“ABC”) proceedings. The Company’s claims against Robert D Collazo, Uptime, Uptime Hosting LLC, Bit5ive LLC, Block Consulting Services, LLC, 6301 Southwest Ranches LLC were under the jurisdiction of the ABC proceedings therefore such claims are now a part of the CFTC Action.

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

Note 9. Stockholders’ Equity

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

August 2025 Private Placements

On August 18, 2025, the Company and institutional investors (the “Purchasers”) entered into a securities purchase agreement (the “Securities Purchase Agreement”), pursuant to which the Company agreed to issue to the Purchasers, in a private placement (the “PIPE Offering”), (i) 4,322,265 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share (“Common Stock”) and (ii) 4,322,265 warrants to purchase shares of Common Stock at an exercise price of $2.41 per share (the “Common Warrants”).

On August 18, 2025, following the closing of the PIPE Offering, the Company and institutional investors (the “RD Purchasers”) entered into a securities purchase agreement (the “SPA”), pursuant to which the Company agreed to issue to the RD Purchasers (the “Offering”), (i) 5,231,681 shares (the “RD Shares”) of the Company’s Common Stock and, in a concurrent private placement, (ii) 5,231,681 warrants to purchase shares of Common Stock at an exercise price of $2.41 per share (the “Placement Common Warrants”). The combined purchase price for each RD Share and Placement Common Warrant in the Offering was $2.41. The combined net proceeds from the Offering and PIPE Offering were $21.3 million.

On August 28, 2025, the Company provided notice to the holders of the common Warrants and Placement Common Warrants issued in the Company’s August 2025 financing transactions that, as a result of reset provisions in such warrants, the exercise price of such warrants was reduced from $2.41 per share to $1.10 per share and the aggregate number of shares issuable upon exercise of such warrants was increased to 20,931,827 shares.

The price reset of the PIPE and RD warrants was accounted for as an equity contract modification. The difference in fair value immediately before and after the price reset was determined to be $12.4 million and was recorded as a debit to issuance costs and a credit to APIC, with no net impact to equity.

August 2024 Offering

On August 16, 2024, the Company and an institutional investor (the “Investor”) entered into a securities purchase agreement, pursuant to which the Company agreed to issue to the Investor, (i) in a registered direct offering, 278,000 shares of the Company’s common stock and pre-funded warrants to purchase 590,185 shares of common stock (the “Pre-Funded Warrants”) with an exercise price of $0.0001 per share, and (ii) in a concurrent private placement, Series A warrants to purchase 868,185 shares of common stock (the “Series A Common Warrants”) and Series B warrants to purchase 868,185 shares of common stock (the “Series B Common Warrants” and together with the Series A Common Warrants, the (“2024 Warrants”), each with an exercise price of $2.98. Such registered direct offering and concurrent private placement are referred to herein as the “2024 Transactions”. The combined effective offering price for each share of common stock (or Pre-Funded Warrants in lieu thereof) and accompanying Series A Warrant and Series B Warrant in the 2024 Transaction was $2.98. The 2024 Transactions closed on August 19, 2024.

Certain outstanding and exercisable warrants include price protection provisions requiring a reduction in the instrument's exercise price in the event that the Company subsequently issues shares at a purchase price, or warrants at an exercise price, lower than the instrument’s original exercise price. As a result of the 2024 Transactions, this provision was triggered and the exercise price for 1,247,807 warrants was reduced from $30.00 to $2.88.

Share Issuance

On August 20, 2025 the Company issued 188,000 shares of common stock as a retainer for advisory services to be rendered by a service provider. The total fair value of the shares at the time of issuance was $254 thousand. The retainer will be applied to future invoices over eighteen months beginning April 1, 2026, at a rate of 10,444 shares per month. Additionally, on August 20, 2025 the Company issued 131,600 shares of common stock as a retainer for financial reporting services to be rendered by a contractor. The total fair value of the shares at the time of issuance was $178 thousand, of which $89 thousand was expensed for the three and nine months ended September 30, 2025.

On August 9, 2024, the Company issued 29,674 shares of common stock pursuant to a termination agreement with a service provider which required the delivery of such shares and a cash payment of $150 thousand. The total fair value of the shares at the time of issuance was $100 thousand, of which we expensed $100 thousand for the three and nine months ended September 30, 2024.

Stock Options

The following is a summary of the stock option plan activity during the nine months ended September 30, 2025 and 2024:

	2025		2024
	Number of	Weighted Average	Number of	Weighted Average
	Options	Exercise Price	Options	Exercise Price

Options outstanding at beginning of the year	593,378	$9.06	599,597	$9.00

Granted	1,186,820	1.21	-	-
Forfeited	-	-	-	-
Exercised	-	-	(6,219)	4.02

Options outstanding at end of the period	1,780,198	$3.83	593,378	$9.06

Options exercisable at end of the period	593,378	$9.06	384,850	$11.43

On August 27, 2025, the Company granted options to purchase an aggregate of 733,320 shares of common stock of the Company to non-employee members of the Board of Directors. The Company used the Black-Scholes model to value these options using a 10 year life, annualized volatility of 118.7%, annual risk free interest rate of 4.26% and a strike price of $1.26 per share which resulted a total fair value for these options of $879 thousand. The grant date fair value of the options was $1.20.

The options grant each recipient the right to purchase shares of Company common stock at a price of $1.26 per share, the fair market value of the Company’s common stock on the grant date. These awards will vest over a twelve month period with 50% after 6 months and the remaining 50% at end of twelve months.

On September 30, 2025, the Board of Directors of the Company approved the grant of options to purchase an aggregate of 453,500 shares of common stock of the Company to management and employees. The Company used the Black-Scholes model to value these options using a 10 year life, annualized volatility of 118.7%, annual risk free interest rate of 4.16% and a strike price of $1.14 per share which resulted a total fair value for these options of $492 thousand. The grant date fair value of the options was $1.08.

The options grant each recipient the right to purchase shares of Company common stock at a price of $1.14 per share, the fair market value of the Company’s common stock on the grant date. The Options vest as to 50% of the total amount of the award on the one-year anniversary of the grant date and 50% of the total amount of the award on the two-year anniversary of the grant date (subject to accelerated vesting upon a change of control of the Company), provided that the executive is in continuous employment or service to the Company through the applicable vesting date.

Stock compensation expense recognized for the three and nine months ended September 30, 2025 and 2024 related to stock options was approximately $124 thousand and $259 thousand, respectively for 2025 and approximately $0.1 million and $0.3 million, respectively for 2024. There was $1.2 million of unrecognized compensation cost associated with unvested stock options remaining as of September 30, 2025.

The aggregate intrinsic value of the outstanding common stock options as of September 30, 2025 and December 31, 2024 was nil. The remaining weighted average life of the options as of September 30, 2025 was approximately 9.05 years.

Restricted Shares

The following is a summary of the restricted share activity during the nine months ended September 30, 2025 and 2024:

	September 30, 2025		September 30, 2024
	Number of	Weighted Average	Number of	Weighted Average
	Restricted Shares	Award Price	Restricted Shares	Award Price

Restricted Shares outstanding at beginning of the year	-	$-	86,667	$4.51
Vested	-	-	(86,667)	4.51
Restricted Shares outstanding at end of period	-	$-	-	$-

Stock compensation expense for restricted stock for the three and nine months ended September 30, 2025 and 2024 was nil for 2025 and approximately nil and $76 thousand, respectively for 2024. There was nil unrecognized compensation cost associated with unvested restricted stock remaining as of September 30, 2025.

Warrants

The following is a summary of the warrant activity during the nine months ended September 30, 2025 and 2024:

	2025		2024
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Warrants outstanding at beginning of the year	4,747,547	$2.93	1,274,807	$30.04

Issued	20,931,827	1.10	2,326,555	2.22
Exercised	(33,333)	2.88	(149,185)	0.0001
Expired	(87,699)	2.88	-	-

Warrants outstanding and exercisable at end of the year	25,558,342	$1.35	3,452,177	$2.56

Certain outstanding and exercisable warrants include price protection provisions requiring a reduction in the instrument's exercise price in the event that the Company subsequently issues warrants at an exercise price lower than the instrument's original exercise price. As a result of the 2024 Transactions, the price provision was triggered and the exercise price for 1,247,807 warrants was reduced from $30.00 to $2.88. As a result of the August 2025 transactions the exercise price of 1,153,775 warrants was reduced from $2.88 per share to $1.10 per share.

In accordance with ASC 260, when an instrument's exercise price is reduced in accordance with a price protection provision, the issuer is required to determine the value that was transferred to the holder of the warrant as calculated by comparing the hypothetical fair value of the warrant immediately before and immediately after the exercise price reduction and record the amount as a reduction to retained earnings and increase to additional paid in capital (i.e. deemed dividend). Due to the absence of retained earnings, the Company recorded the transactions within additional paid in capital, which resulted in a nil net impact to the statements of equity. Loss attributable to common shareholders was increased by the calculated value transferred to the holder of $348 thousand in the basic and diluted EPS calculations for the three and nine months ended September 30, 2025 and $1.7 million in the basic and diluted EPS calculations for the three and nine months ended September 30, 2024. On September 25, 2024, 149,185 of the Pre-Funded Warrants were exercised for $0.0001 per share. On July 22, 2025, 33,333 warrants were exercised for $2.88 per share.

The aggregate intrinsic value of the outstanding common stock warrants as of September 30, 2025 and December 31, 2024 was $0.9 million and nil. The remaining weighted average life of the warrants as of September 30, 2025 was 2.8 years.

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

Under the agreement, the Company paid BLG a fixed monthly fee of $43 thousand per month for services rendered during the nine months ended September 30, 2025 and 2024, respectively. The Company pays BLG a minimum per unit fee of $700 in any case where there is a collection event and BLG received no payment from the property owner, including any unit where the Company has taken title to the unit or where the Association has terminated its contract with either BLG or the Company.

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

Amounts paid to BLGAL for the three and nine months ended September 30, 2025 and 2024 were approximately $129 thousand and $387 thousand, respectively for 2025 and approximately $129 thousand and $387 thousand, respectively for 2024.

Pursuant to the Services Agreement, as amended, in effect during the three and nine months ended September 30, 2025 and 2024, the Company paid all costs (lien filing fees, process and serve costs) incurred in connection with the collection of amounts due from property owners. Any recovery of these collection costs is accounted for as a reduction in expense incurred. The Company incurred expenses related to collection costs for the three and nine months ended September 30, 2025 and 2024 in the amounts of approximately $17 thousand and $59 thousand, respectively for 2025 and approximately $23 thousand and $63 thousand, respectively for 2024. Recoveries during the three and nine months ended September 30, 2025 and 2024 were approximately $15 thousand and $31 thousand, respectively for 2025 and approximately $8 thousand and $27 thousand, respectively for 2024.

The Company also shares office space, personnel and related common expenses with BLGAL. All shared expenses, including rent, are charged to BLGAL based on an estimate of actual usage. Any expenses of BLGAL paid by the Company that have not been reimbursed or settled against other amounts are reflected as due from related parties in the accompanying consolidated balance sheet. BLGAL was charged for office sub-lease for three and nine months ended September 30, 2025 and 2024 for a total of approximately $7 thousand and $22 thousand, respectively for 2025 and approximately $7 thousand and $22 thousand, respectively for 2024.

Amounts payable to BLGAL as of September 30, 2025 and December 31, 2024 were approximately $59 thousand and $17 thousand, respectively.

Note 11. Segment Information

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

	Three Months Ended September 30, 2025
	Specialty Finance	Mining and Treasury Operations	All Other	Total
Revenue, net	$167,899	$2,010,404	$-	$2,178,303
Digital mining cost of revenue	-	1,177,184	-	1,177,184
Curtailment and energy sales	-	(151,887)	-	(151,887)
Staff costs and payroll	142,625	527,894	1,866,586	2,537,105
Gain on fair value of mined bitcoin, net	-	(1,032,374)	-	(1,032,374)
Depreciation and amortization	477	1,886,301	85,355	1,972,133
Other segment expenses (1)	177,961	500,493	514,686	1,193,140
Operating loss	(153,164)	(897,207)	(2,466,627)	(3,516,998)
Unrealized gain on investment and equity securities	-	-	16,422	16,422
Unrealized gain on marketable securities	-	-	10,400	10,400
Interest income	-	-	916	916
Interest expense	-	(193,692)	(41,590)	(235,282)
Loss before income taxes	(153,164)	(1,090,899)	(2,480,479)	(3,724,542)
Fixed asset additions	-	3,051,331	-	3,051,331

	Nine Months Ended September 30, 2025
	Specialty Finance	Mining and Treasury Operations	All Other	Total
Revenue, net	$387,256	$6,090,708	$-	$6,477,964
Digital mining cost of revenue	-	4,013,878	-	4,013,878
Curtailment and energy sales	-	(524,842)	-	(524,842)
Staff costs and payroll	484,485	1,067,203	3,123,521	4,675,209
Gain on fair value of mined bitcoin, net	-	(2,983,537)	-	(2,983,537)
Depreciation and amortization	1,430	5,847,903	199,721	6,049,054
Loss on disposal of fixed assets	-	286,359	-	286,359
Other segment expenses (1)	591,208	1,069,581	1,494,377	3,155,166
Operating loss	(689,867)	(2,685,837)	(4,817,619)	(8,193,323)
Loss on fair value of purchased digital assets, net	-	(52,704)	-	(52,704)
Unrealized loss on investment and equity securities	-	-	(140,452)	(140,452)
Unrealized loss on marketable securities	-	-	(3,420)	(3,420)
Interest income	-	-	2,592	2,592
Interest expense	-	(564,307)	(119,427)	(683,734)
Loss before income taxes	(689,867)	(3,302,848)	(5,078,326)	(9,071,041)
Fixed asset additions	1,170	3,425,367	2,006	3,428,543

	Three Months Ended September 30, 2024
	Specialty Finance	Mining and Treasury Operations	All Other	Total
Revenue, net	$128,018	$1,127,455	$-	$1,255,473
Digital mining cost of revenue	-	730,716	-	730,716
Staff costs and payroll	121,301	74,700	1,371,983	1,567,984
Gain on fair value of Bitcoin, net	-	(104,744)	-	(104,744)
Depreciation and amortization	731	1,933,638	1,466	1,935,835
Loss on disposal of fixed assets	-	12,449	-	12,449
Other segment expenses (1)	228,011	129,278	756,467	1,113,756
Operating loss	(222,025)	(1,648,582)	(2,129,916)	(4,000,523)
Unrealized loss on investment and equity securities	-	-	(346,866)	(346,866)
Unrealized loss on marketable securities	-	-	(3,296)	(3,296)
Impairment loss on prepaid mining machine deposits	-	(12,941)	-	(12,941)
Interest income	-	-	98,343	98,343
Interest expense	-	16,715	(140,750)	(124,035)
Loss before income taxes	(222,025)	(1,644,808)	(2,522,485)	(4,389,318)
Fixed asset additions	-	-	1,826	1,826

	Nine Months Ended September 30, 2024
	Specialty Finance	Mining and Treasury Operations	All Other	Total
Revenue, net	$395,988	$8,618,436	$-	$9,014,424
Digital mining cost of revenue	-	5,742,773	-	5,742,773
Staff costs and payroll	490,474	331,271	2,827,153	3,648,898
Gain on fair value of Bitcoin, net	-	(3,096,774)	-	(3,096,774)
Depreciation and amortization	3,403	5,779,280	4,707	5,787,390
Impairment loss on mining machines	-	1,188,058	-	1,188,058
Loss on disposal of fixed assets	-	54,506	-	54,506
Other segment expenses (1)	663,467	399,819	1,935,530	2,998,816
Operating loss	(761,356)	(1,780,497)	(4,767,390)	(7,309,243)
Gain on fair value of purchased Bitcoin, net	-	-	57,926	57,926
Unrealized loss on investment and equity securities	-	-	(852,624)	(852,624)
Unrealized gain on marketable securities	-	-	984	984
Impairment loss on prepaid mining machine deposits	-	(12,941)	-	(12,941)
Other income - coupon sales	-	4,490	-	4,490
Interest income	-	-	124,696	124,696
Interest expense	-	(72,511)	(159,243)	(231,754)
Loss before income taxes	(761,356)	(1,861,459)	(5,595,651)	(8,218,466)
Fixed asset additions	-	1,226,602	1,826	1,228,428

1) Other segment items for each reportable segment include rent, collection costs, office and general business expenses, travel and insurance costs.

Note 12. Subsequent Events

Warrant Repricing

On November 7, 2025, the Company provided notice to the holders of the outstanding common stock purchase warrants originally issued in the Company’s August 2025 financing transactions that, as a result of reset provisions in the warrants, the exercise price has been reduced to $0.97 per share, and the aggregate number of shares issuable upon exercise of such warrants has increased to 15,516,850 shares in the aggregate.

Also on November 7, 2025 the Company provided notice to the holders of warrants issued in the Company’s October 2021 public offering (which warrants represent the right to purchase an aggregate of 1,153,775 shares of Company common stock) that, as a result of anti-dilution adjustment provisions in such warrants, the exercise price of such warrants has been reduced to from $1.10 to $0.97 per share.

Share Repurchase Program

On November 3, 2025, the Company's Board of Directors authorized a share repurchase program of up to $1.5 million of the Company’s common stock.

The repurchase program expires on September 30, 2026, and may be extended, suspended, modified or discontinued at any time at the discretion of the Company’s Board of Directors.

Securities Repurchase Agreement

On October 29, 2025, the Company entered into Securities Repurchase Agreements (the “Repurchase Agreements”) with seven institutional investors that participated in the Company’s private placement financing that closed on August 18, 2025 (the “Sellers”). Under the Repurchase Agreements, the Company agreed to repurchase from the Sellers an aggregate of 3,308,575 shares of Company common stock, together with warrants to purchase 3,308,575 shares of common stock that were issued in the August 2025 private placement and that were subsequently adjusted to represent the right to purchase an aggregate of 7,248,787 shares (the “Repurchase”). At the closing of the Repurchase, the Company paid $2.41 per unit of common stock and associated warrant (a “Unit”), with each Unit consisting of one share of common stock and a warrant to purchase approximately 2.19 shares of common stock (after giving effect to the foregoing warrant adjustment), for an aggregate repurchase price of approximately $8 million. The closing of the Repurchase was completed on October 30, 2025.

Loan Facility

To fund the Repurchase, on October 29, 2025, the Company entered into a Master Digital Currency Loan Agreement (the “Loan Agreement”) with Galaxy Digital LLC (“Lender”). The Loan Agreement establishes the terms and conditions pursuant to which the Company may, from time to time, borrow U.S. Dollars and/or specified digital currencies (each, a “Loan”), including Bitcoin, Ether, and other mutually agreed digital assets, from Lender (the “Loan Facility”). Loans under the Loan Facility may be structured as open loans, term loans, or collar‑loans, with the specific type, amount borrowed, specified fees, collateral pledged, maturity and other provisions for each Loan to be set forth in a written term sheet executed by the Company and Lender at the time of such Loan. Each Loan will be secured by cash or digital currency collateral, whereby the Company has granted Lender a first‑priority security interest in such collateral to secure the Company’s obligations underlying such Loan. On October 30, 2025, the Company made a draw under the Loan facility and borrowed a principal sum of $11 million and granted to Lender a security interest in 145 Bitcoin collateral owned by the Company. Repayment of the draw is due January 30, 2026 at a borrow rate of 0%. The proceeds of this borrowing were used to fund the Repurchase, with the remaining amounts borrowed to be used for general corporate purposes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis should be read in conjunction with the Unaudited Consolidated Financial Statements and Notes for the three and nine months ended September 30, 2025, and with the Annual Report on Form 10-K for the year ended December 31, 2024.

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

We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties, and assumptions about us that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Important factors which could materially affect our results and our future performance include, without limitation:

•
our ability to retain the listing of our securities on the Nasdaq Capital Market,
•
the early stage of our Bitcoin mining business and our lack of operating history in such business,
•
volatility surrounding the value of Bitcoin and other cryptocurrencies,
•
the uncertainty surrounding the Bitcoin mining business in general,
•
bankruptcy or financial problems of our hosting vendors in our mining business,
•
our Bitcoin treasury strategy has not been tested over an extended period of tome or under different market conditions,
•
our treasury strategy is concentrated on Bitcoin,
•
we are subject to counterparty risks, including in particular risks relating to our custodians,
•
the ability to scale our mining business,
•
our ability to obtain funds to purchase receivables,
•
our ability to purchase defaulted consumer receivables at appropriate prices,
•
competition to acquire such receivables,
•
our dependence upon third party law firms to service our accounts,
•
our ability to manage growth or declines in the business,
•
changes in government regulations that affect our ability to collect sufficient amounts on our defaulted consumer Association receivables,
•
the impact of class action suits and other litigation on our business or operations,
•
our ability to keep our software systems updated to operate our business,
•
our ability to employ and retain qualified employees,
•
our ability to establish and maintain internal accounting controls,
•
changes in the credit or capital markets,
•
changes in interest rates,
•
deterioration in general economic conditions,
•
negative press regarding the debt collection industry which may have a negative impact on a debtor’s willingness to pay the debt we acquire, and
•
other factors set forth under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and Item 1A of this Quarterly Report on Form 10-Q.

Overview

The Company currently maintains three distinct business operations: our Bitcoin treasury operations, our Bitcoin mining business, and our specialty finance business.

Bitcoin Treasury Operations and Strategy

During August 2025, we raised approximately $21.3 million in net proceeds from capital raises and we purchased 164 Bitcoins in August 2025 with substantially all of the proceeds from such offering, with the remainder used for working capital purposes. Our cryptocurrency treasury strategy for the next twelve months includes acquiring and holding Bitcoin using cash flows from operations that exceed working capital requirements, and from time to time, subject to market conditions, issuing equity or debt securities or engaging in other capital raising transactions with the objective of using the proceeds to purchase Bitcoin. We have not set any specific target for the amount of Bitcoin we seek to hold, and we will continue to monitor market conditions in determining whether to engage in additional Bitcoin purchases. This overall strategy also contemplates that we may periodically sell Bitcoin for general corporate purposes or in connection with strategies that generate tax benefits in accordance with applicable law, enter into additional capital raising transactions, including those that could be collateralized by our Bitcoin holdings, and consider pursuing strategies to create income streams or otherwise generate funds using our Bitcoin holdings.

We currently maintain a formal, documented strategy that governs circumstances under which we acquire or monetize our Bitcoin holdings. Decisions to purchase or sell Bitcoin are made on a case-by-case basis at management’s discretion, taking into account factors such as our liquidity, general market conditions, and anticipated cash requirements. As of September 30, 2025, Bitcoin represents 100% of our treasury holdings. We do have small holdings of Tether and USDC outside of our treasury holdings that value in the aggregate less than $10,000 and are used for purchases with merchants that accepts such crypto assets as payment. We do not currently engage in hedging activities. We have not implemented derivative transactions, futures, options, swaps, or other financial instruments to reduce our exposure to Bitcoin price volatility. Any future hedging activity, if undertaken, would be determined by management on a discretionary basis.

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

New Bitcoins are introduced into circulation through a process called mining, where participants validate transactions and add them to the blockchain. Miners are rewarded with a fixed number of Bitcoins for each block they successfully add, with this reward halving approximately every four years to control the supply. As of September 30, 2025, there were approximately 19,930,000 Bitcoins in circulation, with a maximum supply capped at 21 million, a limit expected to be reached around the year 2140. Additionally, as of September 30, 2025, Bitcoin’s market capitalization, calculated using market prices and total available supply, was $2.27 trillion.

The lifecycle of Bitcoin can be described by the following:

1. Creation (Mining): New Bitcoin are issued as a reward to miners who successfully add a new block to the blockchain by solving complex cryptographic puzzles. This process is called “mining” and currently results in a fixed block reward that halves approximately every four years.

2. Circulation: Once created, Bitcoin are held in digital wallets and can be transferred between users by broadcasting digitally signed transactions to the network.

3. Validation and Settlement: Transactions are validated by nodes and recorded permanently on the blockchain.

4. Removal: Bitcoin cannot be revoked or deleted, but they can become inaccessible if private keys are lost or if sent to unspendable addresses.

5. Fixed Supply Cap: Issuance continues until the maximum supply limit is reached, after which miners will be compensated solely by transaction fees.

While Bitcoin’s price has been significantly influenced by speculative trading, its valuation is also impacted by the underlying health and performance of the Bitcoin network. Key metrics such as the network’s hash rate (a measure of computational power), the number of active addresses, and transaction volumes can provide insights into network security, user adoption, and overall activity, all of which contribute to Bitcoin’s valuation.

Custodially-Held Assets

Through “off-the-shelf” custody agreements (the “Custody Agreements”), we custody approximately 75% of our Bitcoin holdings at regulated third-party custodians (the “Bitcoin Custodians”) that carry insurance and are chartered as a limited purpose trust company under the New York Banking Law. The remaining approximately 25% of our Bitcoin holdings are held in a depository account with the Bitcoin Custodians, where Bitcoin mining proceeds are deposited. The Bitcoin Custodians make available to us segregated from all other assets held by the Bitcoin Custodians in which our Bitcoin holdings are directly verifiable via the applicable blockchain. Bitcoin private keys are stored in two different forms: “hot” storage, whereby the private keys are stored on secure, internet-connected devices (a “hot wallet”), and “cold” storage, where digital currency private keys are stored completely offline. The Bitcoin Custody Agreements require the Bitcoin Custodians to hold our Bitcoin in cold storage, unless required to facilitate withdrawals as a temporary measure. The Bitcoin Custodians will at all times record and identify in its books and records that such Bitcoins constitute the property of our Bitcoin account. The Custody Agreements provides that the Bitcoin Custodians will not loan, hypothecate, pledge or otherwise encumber any of our Bitcoin held in our Bitcoin account. The Bitcoin Custodian’s services in respect of the Bitcoin account (i) allow Bitcoin to be deposited from a public blockchain address to our Bitcoin Account and (ii) allow Bitcoin to be withdrawn from our Bitcoin account to a public blockchain address as instructed by us. As of September 30, 2025, approximately 225 Bitcoin were held by the Bitcoin Custodians.

The Custody Agreements do not have a set duration and remains in force until terminated as permitted by the Custody Agreement and the associated user agreement governing the general services provided by the Bitcoin Custodian (the “User Agreement”). We may terminate the Custody Agreement and custody services with the Bitcoin Custodian at any time. The Bitcoin Custodians may terminate the Custody Agreement at any time and for any reason, upon which the Bitcoin Custodians will return the Bitcoin held in our Bitcoin Account, less the value of any trading fee discounts, rebates, debts owed to the Bitcoin Custodian or damages the Bitcoin Custodian is entitled to pursuant to the Custody Agreement and User Agreement.

While the Bitcoin Custodians carries insurance, its insurance does not cover any loss in value of Bitcoin and only covers losses caused by certain events such as fraud or theft and, in such covered events, it is unlikely the insurance would cover the full amount of any losses incurred by us. The insurance maintained by the Bitcoin Custodians is shared among all of the Bitcoin Custodian’s customers, is not specific to us or to any customers holding Bitcoin with the Bitcoin Custodian, and may not be available or sufficient to protect us from all possible losses or sources of losses. We directly maintain theft and fraud insurance covering our Bitcoin holdings, with coverage limits of $3 million per occurrence. We recognize the importance of assessing, identifying and managing material risks associated with cybersecurity threats. Our share of Bitcoins mined from our pools are initially received by us in wallets we control. We currently sell the majority of the Bitcoin we mine and utilize hot wallets to hold this Bitcoin immediately prior to selling for working capital purposes. We hold any remainder of our Bitcoin in cold storage, as described above.

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

The value of Bitcoin has historically been subject to wide swings. The carrying value of each Bitcoin we hold reflects the price of one Bitcoin quoted on the active exchange at the end of the reporting period. Therefore, negative swings in the market price of Bitcoin could have a material impact on our earnings and on the carrying value of our Bitcoin. The following table provides a range of intraday low and intraday high Bitcoin prices between December 31, 2022 through September 30, 2025.

Range of intraday Bitcoin prices
Quarterly Reporting Periods Ended	Minimum Price	Maximum Price
December 31, 2022	$15,486	$21,474
March 31, 2023	$16,489	$29,178
June 30, 2023	$24,750	$31,422
September 30, 2023	$24,915	$31,838
December 31, 2023	$26,544	$44,800
March 31, 2024	$38,501	$73,836
June 30, 2024	$56,500	$72,777
September 30, 2024	$49,050	$70,000
December 31, 2024	$58,864	$108,389
March 31, 2025	$76,555	$109,358
June 30, 2025	$74,421	$112,000
September 30, 2025	$105,120	$124,533

The following reflects the financial summary of our Bitcoin holdings:

Bitcoin
	September 30, 2025	December 31, 2024	September 30, 2024
Number of Bitcoin held	304.5	150.2	142.3
Carrying basis - per Bitcoin	$106,040	$65,332	$58,409
Fair value - per Bitcoin	$114,055	$93,354	$63,301
Carrying basis of Bitcoin	$32,289,136	$9,812,891	$8,310,473
Fair value of Bitcoin	$34,729,822	$14,019,205	$8,972,153

As of September 30, 2025 and December 31, 2024, we held approximately 304 and 150 Bitcoin, respectively. The carrying value of our Bitcoin as of September 30, 2025 and December 31, 2024 was approximately $34.7 million and $14.0 million, respectively, on our consolidated balance sheet. As of September 30, 2025 and December 31, 2024 approximately 61 Bitcoin and 54 Bitcoin, respectively (with an approximate fair value of $6.9 million and $5.0 million) were held in a custody account as collateral for the $6.3 million and $5.0 million Liebel loans and were classified within “Digital assets - collateral” on the consolidated balance sheets.

The following is a summary of the average cost of revenues for mining each Bitcoin during the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30,		Nine Months ended September 30,
Cost of Revenues - Analysis of costs to mine one Bitcoin (per Bitcoin amounts are actual)	2025	2024	2025	2024

Bitcoin Mined	17.6	18.5	60.3	149.0
Digital mining revenues	$2,010,404	$1,127,455	$6,090,708	$8,618,436
Average revenue of each Bitcoin mined (1)	$114,228	$60,944	$101,007	$57,842
Digital mining cost of revenues and curtailment and energy sales	$1,025,297	$730,716	$3,489,036	$5,742,773
Miner related depreciation (2)	$1,886,301	$1,933,638	$5,847,903	$5,779,280
Direct costs to mine including non-cash depreciation	$2,911,598	$2,664,354	$9,336,939	$11,522,053
Direct costs to mine one Bitcoin - Energy/hosting fees only (3)	$58,256	$39,498	$57,861	$38,542
Direct costs to mine one Bitcoin - including miner related depreciation expense	$165,432	$144,019	$154,841	$77,329
Cost of mining one Bitcoin as % of average Bitcoin mining revenue - hosting fees only	51%	65%	57%	67%
Cost of mining one Bitcoin as % of average Bitcoin mining revenue - including miner related depreciation expense	145%	236%	153%	134%

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

The Company's Bitcoin unit activity during the nine months ended September 30, 2025 and 2024 was as follows:

	September 30, 2025	September 30, 2024
Beginning of Year	150.2	95.1
Production of Bitcoin	60.3	149.0
Purchase of Bitcoin	164.0	-
Sale of Bitcoin	(69.6)	(101.5)
Fees	(0.4)	(0.3)
End of Period	304.5	142.3

Power prices are the most significant cost driver for our wholly owned locations. Energy prices can be highly volatile and global events (including the war in Ukraine and the resulting natural gas shortage) can cause power prices to increase. Our wholly owned and operated sites in Oklahoma and Mississippi are currently subject to variable prices and market rate fluctuations with respect to wholesale power costs. Such prices are governed by power purchase agreements and said prices can change hour to hour. While this renders energy prices less predictable, it also gives us greater ability and flexibility to actively manage the energy we consume with a goal of increasing profitability and energy efficiency. Energy prices are also highly sensitive to weather events, such as winter storms, polar vortices and hurricanes, which increase the demand for power regionally. When such events occur, we may curtail our operations to avoid using power at increased rates.

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

The Company records depreciation expense (a non-cash expense) on its miners on a straight-line basis over the miners' expected useful life. Such non-cash depreciation amounts are recorded within the consolidated statements of operations and comprehensive loss as “Depreciation and Amortization”. Although the Company recognizes depreciation with respect to its mining assets, it does not consider depreciation in determining whether it is economical to operate its mining equipment since depreciation expense is not an avoidable operating cost, such as energy costs. The table above presents the non-cash miner depreciation expense on a “per Bitcoin” basis, calculated by dividing miner depreciation expense in our hosted facilities by the number of Bitcoin mined in the hosted facilities. On a “per Bitcoin” ratio, direct costs to mine including miner depreciation expense was approximately $165 thousand and $155 thousand for the three and nine months ended September 30, 2025, respectively, and approximately $144 thousand and $77 thousand for the three and nine months ended September 30, 2024, respectively.

The number of Bitcoin received by the Company as a result of its mining operations was reduced by approximately 50% effective April 19, 2024 when the Bitcoin algorithm halved the rewards from 6.25 per block to 3.125 per block.

Mississippi Property Acquisition

On September 16, 2025, the Company, through its wholly-owned subsidiary US Digital Mining Mississippi LLC, a Mississippi limited liability company (the “Acquirer”) completed an acquisition from Greenidge Mississippi LLC, a Mississippi limited liability company (“Seller”) of the approximate 6.4 acre parcel of real property located at 249 Datco Industrial Road, Columbus, Mississippi 39707 (the “Mississippi Property”), including substantially all of the business assets of the Seller, excluding any Bitcoin miners (the “Transaction”). The total consideration paid by the Acquirer to Seller in the Transaction was approximately $3.9 million.

Bitcoin Miner Purchase Agreement

In connection with the completion of the Transaction, on September 16, 2025, the Company, through the Acquirer, entered into and closed the acquisition (the “Miner Acquisition”) contemplated by that certain Bitcoin Miner Purchase and Sale Agreement (the “Miner Purchase Agreement”) with Greenidge Generation LLC, a New York limited liability company and affiliate of the Seller (the “Miner Seller”), pursuant to which the Acquirer purchased and acquired from the Miner Seller approximately 2,330 Bitmain Antminer S19, S19 Pro and S19 J Pro Bitcoin miners (collectively, the “Miners”) of the Miner Seller for an aggregate purchase price of approximately $362 thousand, less approximately $32 thousand in sales taxes and fees paid by the seller . The closing of the transactions contemplated by the Miner Purchase Agreement was completed on September 16, 2025, contemporaneously with the consummation of the Transaction.

Oklahoma Mining Site

As of December 31, 2024, approximately 3,000 mining machines were installed at our 15 MW hosting site located in Oklahoma (the “Oklahoma site”) with a total projected hashrate of 301 PH. As of September 30, 2025, we have approximately 4,320 installed mining machines at this location which have a total projected hashrate of 478 PH. We have another approximately 795 mining machines in storage or repair at the Oklahoma site. The Company transferred 490 mining machines to the Mississippi site.

Mississippi Mining Site

We acquired the Mississippi mining site on September 16, 2025 which is able to use 11 MW of power. As of September 30, 2025, we have approximately 2,330 installed mining machines at this location which have a total projected hashrate of 228 PH. We have another approximately 490 mining machines in storage at the Mississippi site.

As of September 30, 2025, we own approximately 7,900 machines with total hashing capacity of approximately 0.840 EH/s.

Results of Operations

Summarized Consolidated Statements of Operations
	Three Months ended September 30,		Nine Months ended September 30,
	2025	2024	2025	2024

Revenue	$2,178,303	$1,255,473	$6,477,964	$9,014,424
Operating costs and expenses	5,695,301	5,255,996	14,671,287	16,323,667
Operating loss	(3,516,998)	(4,000,523)	(8,193,323)	(7,309,243)
Other loss	(207,544)	(388,795)	(877,718)	(909,223)
Loss before income taxes	(3,724,542)	(4,389,318)	(9,071,041)	(8,218,466)
Income tax expense	-	-	-	-
Net loss	(3,724,542)	(4,389,318)	(9,071,041)	(8,218,466)
Less: loss (income) attributable to non-controlling interest	(4,903)	105,043	43,476	265,296
Net loss attributable to LM Funding America Inc.	$(3,729,445)	$(4,284,275)	$(9,027,565)	$(7,953,170)

The Three Months Ended September 30, 2025 compared with the Three Months Ended September 30, 2024

Revenues

During the three months ended September 30, 2025, total revenues increased by $0.9 million, to $2.2 million from $1.3 million for the three months ended September 30, 2024.

Digital mining revenue increased in the three months ended September 30, 2025 by $0.9 million to $2.0 million from $1.1 million for the three months ended September 30, 2024.

Bitcoin mining revenues are determined by two main drivers: quantity of Bitcoin mined and the price of Bitcoin on the date the Bitcoin is mined. During the three months ended September 30, 2025, we mined 17.6 Bitcoin with an average Bitcoin price of approximately $114 thousand as compared to 18.5 Bitcoin with an average Bitcoin price of approximately $61 thousand during the three months ended September 30, 2024. The increase in Bitcoin mining revenue for the three months ended September 30, 2025 was attributable to an increase in Bitcoin price, offset in part by the increased difficulty rate, which reduced our share of the global hashrate and a decrease in the number of miners actively mining.

Operating Expenses

During the three months ended September 30, 2025, operating expenses increased $0.4 million to $5.7 million from $5.3 million for the three months ended September 30, 2024. The increase in operating expenses is primarily due to the following factors:

Fair Market Adjustment on mined digital assets

The fair market adjustment on mined digital assets resulted in a gain of $1.0 million for the three months ended September 30, 2025 compared to a gain of $0.1 million for the three months ended September 30, 2024.

Digital mining cost of revenues

Bitcoin mining costs increased by $0.5 million to $1.2 million for the three months ended September 30, 2025 from $0.7 million for the three months ended September 30, 2024 primarily due to an increase in the number of miners active at the Oklahoma and Mississippi sites as compared to third party hosting sites, and the idling of some mining machines during the prior year quarter. Mining costs as a percentage of digital mining revenue decreased to 58.6% from 64.8% due to the overall lower operating costs of mining.

Curtailment and energy sales

Compensation from curtailment and energy sales was $0.2 million for the three months ended September 30, 2025 compared to nil for the three months ended September 30, 2024.

Staff costs and payroll

Compensation costs for three months ended September 30, 2025 increased by $0.9 million to $2.5 million from $1.6 million for the three months ended September 30, 2024 primarily due to increased staff costs associated with the Oklahoma and Mississippi sites and performance compensation bonuses.

Professional fees

Professional fees for three months ended September 30, 2025 decreased by $0.2 million to $0.4 million from $0.6 million for the three months ended September 30, 2024 primarily due to reduced offering and other legal costs.

Depreciation and amortization

Depreciation and amortization for three months ended September 30, 2025 was relatively flat at $2.0 million compared to $1.9 million for the three months ended September 30, 2024 primarily due to stable fixed asset management.

Selling, general and administrative

Selling, general and administrative costs were $0.4 million and $0.2 million for the three months ended September 30, 2025 and 2024, respectively. The increase is related to travel costs associated with our Oklahoma and Mississippi facilities, costs associated with improving both sites and increased proxy and investor related costs.

Loss on disposal of mining equipment

Loss on disposal of mining equipment was nil and $12 thousand for the three months ended September 30, 2025 and 2024, respectively.

Other Income (Expense)

The Company recognized an unrealized gain on securities $16 thousand for the three months ended September 30, 2025 as compared to an unrealized loss of $347 thousand for the three months ended September 30, 2024 from the revaluation of Seastar Medical's common stock and private placement warrants.

The Company recognized $235 thousand of interest expense for the three months ended September 30, 2025 as compared to $124 thousand for the three months ended September 30, 2024 due to an increase in secured borrowings.

Income Tax Expense

During the three months ended September 30, 2025, the Company generated a $3.7 million net loss before income taxes and the Company increased its income tax valuation allowance by $0.8 million, which offset the Company’s incurred net income tax benefit of $0.8 million which resulted in no income tax expense being recognized for the three months ended September 30, 2025. During the three months ended September 30, 2024, the Company generated $4.4 million net loss before income taxes and the Company increased its income tax valuation allowance by $1.2 million, which offset the Company’s incurred net income tax benefit of $1.2 million, resulting in no income tax expense being recognized during the period.

Net Income (Loss)

During the three months ended September 30, 2025, net loss was $3.7 million as compared to net loss of $4.4 million for the three months ended September 30, 2024.

Net Income (Loss) Attributable to Non-Controlling Interest

The Company owns 69.5% of the equity interests of Sponsor. As such, there is a $5 thousand net income for the three months ended September 30, 2025 attributable to the Non-Controlling Interest as compared to a $105 thousand net loss for the three months ended September 30, 2024.

Net Income (Loss) Attributable to LM Funding America, Inc.

During the three months ended September 30, 2025, net income attributable to LM Funding America, Inc. was $3.7 million as compared to net loss of $4.3 million for the three months ended September 30, 2024.

Net Loss Attributable to Common Shareholders

During three months ended September 30, 2025 and September 30, 2024, net loss attributable to common shareholders was increased by $0.3 million and $1.7 million, respectively compared to net loss attributable to LM Funding America, Inc. due to deemed dividends related to warrant repricing. During the three months ended September 30, 2025, net loss attributable to common shareholders was $4.1 million as compared to $6.0 million for the three months ended September 30, 2024.

The Nine Months Ended September 30, 2025 compared with the Nine Months Ended September 30, 2024

Revenues

During the nine months ended September 30, 2025, total revenues decreased by $2.5 million, to $6.5 million from $9.0 million for the nine months ended September 30, 2024.

Digital mining revenue decreased in the nine months ended September 30, 2025 by $2.5 million to $6.1 million from $8.6 million for the nine months ended September 30, 2024.

Bitcoin mining revenues are determined by two main drivers: quantity of Bitcoin mined and the price of Bitcoin on the date the Bitcoin is mined. During the nine months ended September 30, 2025, we mined 60.3 Bitcoin with an average Bitcoin price of approximately $101 thousand as compared to 149 Bitcoin with an average Bitcoin price of approximately $58 thousand during the nine months ended September 30, 2024. The decrease in Bitcoin mining revenue for the nine months ended September 30, 2025 was attributable to the reduction in the number of Bitcoins mined during the period due to the halving event in April 2024, machines that were being relocated from various hosting sites, the increased difficulty rate, which reduced our share of the global hashrate, offset in part by the increase in Bitcoin prices.

Operating Expenses

During the nine months ended September 30, 2025, operating expenses decreased $1.6 million to $14.7 million from $16.3 million for the nine months ended September 30, 2024. The decrease in operating expenses is primarily due to the following factors:

Fair Market Adjustment on mined digital assets

The fair market adjustment on mined digital assets resulted in a gain of $3.0 million for the nine months ended September 30, 2025 compared to a gain of $3.1 million for the nine months ended September 30, 2024.

Digital mining cost of revenues

Bitcoin mining costs decreased by $1.7 million to $4.0 million for the nine months ended September 30, 2025 from $5.7 million for the nine months ended September 30, 2024 primarily due to the lower overall operating costs at our Oklahoma and Mississippi sites as compared to third party hosting sites, and the idling of some mining machines during 2025. Mining costs as a percentage of digital mining revenue decreased to 65.9% from 66.6% primarily due to the lower costs to mine and the relative number of Bitcoin mined as compared to the prior year and the idling of mining machines.

Curtailment and energy sales

Compensation from curtailment and energy sales was $0.5 million for the nine months ended September 30, 2025 compared to nil for the nine months ended September 30, 2024.

Professional fees

Professional fees for nine months ended September 30, 2025 decreased by $0.5 million to $1.1 million from $1.6 million for the nine months ended September 30, 2024 primarily due to reduced offering and legal costs.

Depreciation and amortization

Depreciation and amortization for nine months ended September 30, 2025 increased by $0.2 million to $6.0 million from $5.8 million for the nine months ended September 30, 2024 primarily due to intangible asset amortization related to our Oklahoma and Mississippi sites.

Selling, general and administrative

Selling, general and administrative costs increased by $0.5 million to $1.1 million for the nine months ended September 30, 2025 from $0.6 million for the nine months ended September 30, 2024 due to costs associated with the Oklahoma and Mississippi sites.

Impairment loss on mining equipment

During the nine months ended September 30, 2024 the Company incurred a $1.2 million impairment on mining equipment related to machines disposed in April 2024. There was no impairment loss for the nine months ended September 30, 2025.

Loss on disposal of mining equipment

Loss on disposal of mining equipment was $286 thousand and $55 thousand for the nine months ended September 30, 2025 and 2024, respectively.

Other Income (Expense)

The Company recognized an unrealized loss on securities $140 thousand for the nine months ended September 30, 2025 as compared to an unrealized loss of $853 thousand for the nine months ended September 30, 2024 from the revaluation of Seastar Medical's common stock and private placement warrants.

The Company recognized $684 thousand of interest expense for the nine months ended September 30, 2025 as compared to $232 thousand for the nine months ended September 30, 2024 due to an increase in secured borrowings.

Income Tax Expense

During the nine months ended September 30, 2025, the Company generated a $9.1 million net loss before income taxes and the Company increased its income tax valuation allowance by $2.3 million, which offset the Company’s incurred net income tax benefit of $2.3 million which resulted in no income tax expense being recognized for the nine months ended September 30, 2025. During the nine months ended September 30, 2024, the Company generated $8.2 million net loss before income taxes and the Company increased its income tax valuation allowance by $2.4 million, which offset the Company’s incurred net income tax benefit of $2.4 million, resulting in no income tax expense being recognized during the period.

Net Loss

During the nine months ended September 30, 2025, net loss was $9.1 million as compared to net loss of $8.2 million for the nine months ended September 30, 2024.

Net Loss Attributable to Non-Controlling Interest

The Company owns 69.5% of the equity interests of Sponsor. As such, there is a $43 thousand net loss for the nine months ended September 30, 2025 attributable to the Non-Controlling Interest as compared to a $265 thousand net loss for the nine months ended September 30, 2024.

Net Loss Attributable to LM Funding America, Inc.

During the nine months ended September 30, 2025, net loss attributable to LM Funding America, Inc. was $9.0 million as compared to net loss of $8.0 million for the nine months ended September 30, 2024.

Net Loss Attributable to Common Shareholders

During the nine months ended September 30, 2025 and September 30, 2024, net loss attributable to common shareholders was increased by $0.3 million and $1.7 million, respectively compared to net loss attributable to LM Funding America, Inc. due to deemed dividends related to warrant repricing. During the nine months ended September 30, 2025, net loss attributable to common shareholders was $9.4 million as compared to $9.7 million for the nine months ended September 30, 2024.

Liquidity and Capital Resources

General

Our primary sources of liquidity are our cash and cash equivalents, Bitcoin generated from our digital mining operations, proceeds from borrowings and cash from our note receivables. At September 30, 2025 and December 31, 2024, we had cash, cash equivalents and Bitcoin (excluding $6.9 million and $5.0 million of Bitcoin pledged as collateral against outstanding borrowings, respectively) of $28.1 million and $12.4 million, respectively. We have access to equity financing through equity and debt financing. Cash management continues to be a top priority. We expect to incur negative operating cash flows as we work to increase our digital mining revenue and maintain operational efficiencies.

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

As of September 30, 2025 and December 31, 2024, our liquidity was comprised of:

	September 30, 2025	December 31, 2024
Cash and cash equivalents	$291,571	$3,378,152
Bitcoin - current portion	16,899,701	9,021,927
Bitcoin - long-term	17,832,955	5,000,000
Marketable securities	23,630	27,050
End of Period	$35,047,857	$17,427,129

The Company's cash flow summary for the nine months ended September 30, 2025 and 2024 are as follows:

	Nine Months ended September 30,
	2025	2024
Cash flows used in operating activities	$(8,768,788)	$(8,690,014)
Cash flows provided by (used in) investing activities	(16,414,532)	4,230,632
Cash flows provided by financing activities	22,096,739	7,970,766
Net increase (decrease) in cash	(3,086,581)	3,511,384
Cash - beginning of year	3,378,152	2,401,831
Cash - end of period	$291,571	$5,913,215

Cash from Operations

Net cash used in operations was $8.8 million during the nine months ended September 30, 2025 compared with net cash used in operations of $8.7 million during the nine months ended September 30, 2024. The mining of Bitcoin is considered a noncash item for operating purposes which totaled $6.1 million and $8.6 million for the nine months ended September 30, 2025 and 2024, respectively.

Cash from Investing Activities

For the nine months ended September 30, 2025 net cash used in investing activities was $16.4 million as compared to net cash provided by investing activities of $4.2 million for the nine months ended September 30, 2024. As part of the August 2025 equity raise, the Company purchased $18.7 million Bitcoin. The proceeds from the sale of Bitcoin is considered an investing activity which totaled $7.0 million and $6.8 million for the nine months ended September 30, 2025 and 2024, respectively. For the nine months ended September 30, 2025, the Company received net payments of approximately $0.2 million from the collection of Symbiont sale receivable while investing $1.0 million on deposits for Bitcoin mining equipment and $4.2 million for the acquisition of the Mississippi mining site. For the nine months ended September 30, 2024 the Company received net payments of approximately $1.4 million from SeaStar Medical related to the payment of outstanding notes receivable while investing $1.2 million for capital expenditures including Bitcoin mining equipment and $2.9 million investment in a note receivable.

Cash from Financing Activities

Net cash provided by financing activities was $22.1 million for the nine months ended September 30, 2025 as compared to net cash from financing activities of $8.0 million for the nine months ended September 30, 2024. During the nine months ended September 30, 2025, the Company raised $21.3 million, net, from an equity raise in August 2025 and raised $1.2 million from secured borrowings. During the nine months ended September 30, 2024, the Company raised $2.1 million, net, from an equity raise in August 2024 and $6.3 million from secured borrowings.

Equity Financing Transactions

The Company raised gross proceeds of $24.2 million and $2.3 million from equity financing transactions during the nine months ended September 30, 2025 and 2024, respectively, as described below.

August 2025 Private Placements

On August 18, 2025, the Company and institutional investors (the “Purchasers”) entered into a securities purchase agreement, pursuant to which the Company agreed to issue to the Purchasers, in a private placement (the “PIPE Offering”), (i) 4,322,265 shares (the “Shares”) of the Company’s common stock and (ii) 4,322,265 warrants to purchase shares of common stock at an exercise price of $2.41 per share. The combined purchase price for each Share and Common Warrant was $2.41.

On August 18, 2025, following the closing of the PIPE Offering, the Company and institutional investors (the “RD Purchasers”) entered into a securities purchase agreement, pursuant to which the Company agreed to issue to the RD Purchasers (the “Offering”), (i) 5,231,681 shares (the “RD Shares”) of the Company’s common stock and, in a concurrent private placement, (ii) 5,231,681 warrants to purchase shares of common stock at an exercise price of $2.41 per share (the “Placement Common Warrants”). The combined purchase price for each RD Share and Placement Common Warrant was $2.41.

On August 28, 2025, the Company provided notice to the holders of the Common Warrants and Placement Common Warrants that, as a result of reset provisions in such warrants, the exercise price of such warrants has been reduced from $2.41 per share to $1.10 per share and the aggregate number of shares issuable upon exercise of such warrants has increased to 20,931,827 shares.

The price reset of the Common Warrant and Placement Common Warrants was accounted for as an equity contract modification. The difference in fair value immediately before and after the price reset was determined to be $12.4 million and was recorded as a debit to issuance costs and a credit to APIC, with no net impact to equity.

August 2024 Offering

On August 16, 2024, the Company and an institutional investor (the “Investor”) entered into a securities purchase agreement, pursuant to which the Company agreed to issue to the Investor, (i) in a registered direct offering, 278,000 shares of the Company’s common stock and pre-funded warrants to purchase 590,185 shares of common stock (the “Pre-Funded Warrants”) with an exercise price of $0.0001 per share, and (ii) in a concurrent private placement, Series A warrants to purchase 868,185 shares of common stock (the “Series A Common Warrants”) and Series B warrants to purchase 868,185 shares of common stock (the “Series B Common Warrants” and together with the Series A Common Warrants, the (“2024 Warrants”), each with an exercise price of $2.98. Such registered direct offering and concurrent private placement are referred to herein as the “2024 Transactions”. The combined effective offering price for each share of common stock (or Pre-Funded Warrants in lieu thereof) and accompanying Series A Warrant and Series B Warrant in the 2024 Transaction was $2.98. The 2024 Transactions closed on August 19, 2024.

Certain outstanding and exercisable warrants include price protection provisions requiring a reduction in the instrument's exercise price in the event that the Company subsequently issues shares at a purchase price, or warrants at an exercise price, lower than the instrument’s original exercise price. As a result of the 2024 Transactions, this provision was triggered and the exercise price for 1,247,807 warrants was reduced from $30.00 to $2.88.

Debt

On September 15, 2025, the Company entered into an Amendment to Loan Agreement and Loan Documents (the “Loan Agreement Amendment”) by and among the Company, each of LM Funding, LLC and US Digital (subsidiaries of the Company), as guarantors (jointly and severally, the “Guarantors”), and SE & AJ Liebel Limited Partnership, as lender (the “Lender”). The Loan Agreement Amendment amends the Loan Agreement previously entered into on August 6, 2024, among the Company, the Guarantors, and the Lender (the “Original Loan Agreement”). Pursuant to the Loan Agreement Amendment, the Company obtained an additional loan of up to $2.0 million from the Lender (the “Additional Loan”), which is in addition to the $5.0 million loan that was made to the Company by the Lender under the Original Loan Agreement (the “Initial Loan”).

The Additional Loan bears interest at a rate of 12.0% per annum and will mature on September 15, 2027. As provided in the Loan Agreement Amendment and the Promissory Note issued by the Company thereunder (the “Promissory Note”), an amount equal to $1.3 million of the Additional Loan was funded on the date of the Loan Agreement Amendment, and the balance of the additional loan in an amount of up to $700,000 was funded on October 15, 2025. The Additional Loan is secured by the same collateral, security agreement, and pledge agreement, and is subject to the same guarantees, as the Initial Loan, provided that the minimum Bitcoin collateral value that is pledged to secure the loan has been increased to 110% of the outstanding principal amount of Initial Loan and Additional Loan.

On March 27, 2025, we entered into a first amendment to secured promissory note with Brown Family Enterprises LLC (“Brown Family”) to increase the interest rate to eleven percent (11%) interest per annum, simple interest, payable on the maturity date. In addition, we agreed with Brown Family to extend the maturity date of the secured promissory note until March 31, 2026.

Debt of the Company consisted of the following at September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Financing agreement with Imperial PFS that is unsecured. Down payment of $47,990 was required upfront and ten installment payments of $47,990 are to be made over the loan term. The note matured on August 1, 2025 and was paid in full. Annualized interest is 9.35%.	-	382,013

Financing agreement with Imperial PFS that is unsecured. Down payment of $14,040 was required upfront. Three installment payments of $14,830 and eight installment payments of $717 are to be made over the loan term. The note matured on July 1, 2025. Annualized interest is 10.45%.	-	4,299

Financing agreement with Imperial PFS that is unsecured. Down payment of $9,218 was required upfront. Eleven installment payments of $16,760 are to be made over the loan term. The note matures on July 1, 2026. Annualized interest is 9.45%.	150,691	-

Secured loan with Brown Family Enterprises LLC. The note matures on March 31, 2026. Interest was 10% per annum for the year ended December 31, 2024, with an increase to 11% per annum as of March 27, 2025.	1,500,000	1,500,000

Loan with SE & AJ Liebel Limited Partnership. $1.4 million of Bitcoin has been pledged as collateral. The note matures on September 15, 2027. Interest is 12% per annum.	1,300,000	-

Loan with SE & AJ Liebel Limited Partnership. $5.5 million of Bitcoin has been pledged as collateral. The note matures on August 6, 2026. Interest is 12% per annum.	5,000,000	5,000,000

Debt discount	(127,466)	(134,655)
	$7,823,225	$6,751,657

The following table presents maturities of debt on an undiscounted basis as of September 30, 2025:

Maturity	Amount
2025	$-
2026	6,650,691
2027	1,300,000
$7,950,691

Non-GAAP Financial Measures

Our reported results are presented in accordance with U.S. generally accepted accounting principles (“GAAP”). We also disclose Earnings before Interest, Tax, Depreciation and Amortization (“EBITDA”) and Core Earnings before Interest, Tax, Depreciation and Amortization (“Core EBITDA”) which adjusts for unrealized loss (gain) on investment and equity securities, loss on disposal of mining equipment, impairment loss on mining equipment and stock compensation expense and option expense, all of which are non-GAAP financial measures. We believe these non-GAAP financial measures are useful to investors because they are widely accepted industry measures used by analysts and investors to compare the operating performance of Bitcoin miners.

The following tables reconcile net income (loss), which we believe is the most comparable GAAP measure, to EBITDA and Core EBITDA:

	Three Months ended September 30,		Nine Months ended September 30,
	2025	2024	2025	2024

Net income (loss)	$(3,724,542)	$(4,389,318)	$(9,071,041)	$(8,218,466)
Income tax expense	-	-	-	-
Interest expense	235,282	124,035	683,734	231,754
Depreciation and amortization	1,972,133	1,935,835	6,049,054	5,787,390
Loss before interest, taxes & depreciation	$(1,517,127)	$(2,329,448)	$(2,338,253)	$(2,199,322)
Unrealized loss (gain) on investment and equity securities	(16,422)	346,866	140,452	852,624
Loss on disposal of mining equipment	-	12,449	286,359	54,506
Impairment loss on mining equipment	-	-	-	1,188,058
Stock compensation and option expense	123,958	110,806	259,384	408,737
Core income (loss) before interest, taxes & depreciation	$(1,409,591)	$(1,859,327)	$(1,652,058)	$304,603

Critical Accounting Estimates

Our financial statements are prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of the consolidated financial statements in conformity with GAAP requires our management to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities, the disclosure or inclusion of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the period. There are no critical accounting estimates for the three and nine months ended September 30, 2025.

There have been no material changes to our critical accounting policies and estimates as compared to those disclosed in our Annual Report on Form 10-K. For a description of our critical accounting policies and estimates, see Part I, Item 1, Note 1, “Summary of Significant Accounting Policies” in our notes to the unaudited consolidated financial statements in this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

Please refer to Note 1 in our unaudited consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of September 30, 2025.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2025.

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Legal Proceedings are set forth under Note 8 “Commitments and Contingencies” included in Part I, Item 1 of this Quarterly Report on Form 10-Q and are incorporated herein by reference.

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, we supplement the risk factors in our Annual Report on Form 10-K with the following risk factors. Any of these factors disclosed in our Annual Report on Form 10-K or herein could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Risks Related to our Bitcoin Treasury Strategy

Our operating results are dependent on the price of Bitcoin. If prices decline, our business, operating results, and financial condition would be adversely affected.

Any declines in the volume of crypto asset transactions, the price of crypto assets, or market liquidity for crypto assets generally may adversely affect our operating results. We have (or plan to have) significant investments in Bitcoin. Thus, changes in the value of Bitcoin will generally have a significant impact on our results. Our operating results will be impacted by the revenues and profits we generate from the purchase, sale, and trading of crypto assets.

The price of crypto assets and associated demand for buying, selling, and trading of crypto assets have historically been subject to significant volatility. Bitcoin is a highly volatile asset. The trading price of Bitcoin significantly decreased during prior periods, and such declines may occur again in the future. Such extreme fluctuations could significantly increase or reduce the value of our holdings within a short period. The price and trading volume of any crypto asset is subject to significant uncertainty and volatility, and may significantly decline in the future, without recovery. Such uncertainty and volatility depend on a number of factors, including:

•
market conditions across the crypto economy;
•
changes in liquidity, volume, and trading activities;
•
trading activities on crypto asset trading platforms worldwide, many of which may be unregulated, and may include manipulative activities;
•
investment and trading activities of highly active retail and institutional users, speculators, miners, and investors;
•
the speed and rate at which cryptocurrency is able to gain adoption as a medium of exchange, utility, store of value, consumptive asset, security instrument, or other financial asset worldwide, if at all;
•
decreased user and investor confidence in crypto assets and crypto asset trading platforms;
•
negative publicity and events relating to the crypto economy;
•
unpredictable social media coverage or “trending” of crypto assets;
•
the ability for crypto assets to meet user and investor demands;
•
the functionality and utility of crypto assets and their associated ecosystems and networks, including crypto assets designed for use in various applications;
•
consumer preferences and perceived value of crypto assets and crypto asset markets;
•
increased competition from other payment services or other crypto assets that exhibit better speed, security, scalability, or other characteristics;
•
regulatory (including enforcement) or legislative changes and updates affecting the crypto economy;
•
the characterization of crypto assets under the laws of various jurisdictions around the world;
•
the maintenance, troubleshooting, and development of the blockchain networks underlying crypto assets, including by miners, validators, and developers worldwide;
•
the ability for cryptocurrency networks to attract and retain miners or validators to secure and confirm transactions accurately and efficiently;
•
ongoing technological viability and security of crypto assets and their associated smart contracts, applications, and networks, including vulnerabilities against hacks and scalability;
•
fees and speed associated with processing crypto asset transactions, including on the underlying blockchain networks and on crypto asset trading platforms;
•
financial strength of market participants;
•
the availability and cost of funding and capital;
•
the liquidity of crypto asset trading platforms;

•
interruptions in service from or failures of major crypto asset trading platforms;
•
availability of an active derivatives market for various crypto assets;
•
availability of banking and payment services to support cryptocurrency-related projects;
•
level of interest rates and inflation;
•
monetary policies of governments, trade restrictions, and fiat currency devaluations; and
•
national and international economic and political conditions.

Furthermore, crypto asset prices may be subject to market manipulation or distortion, including pump-and-dump schemes, wash trading, spoofing, and front-running, particularly on unregulated exchanges. Such manipulation could significantly impact the perceived value and trading volume and undermine investor confidence in the crypto asset market, adversely affecting our business.

There is no assurance that any crypto asset will maintain its value or that there will be meaningful levels of trading activities. In the event that the price of crypto assets or the demand for trading crypto assets decline, our business, operating results, and financial condition could be adversely affected.

Competition from the emergence or growth of other crypto assets or the development of other methods of investing in crypto assets could have a negative impact on the price of Bitcoin and negatively affect the price of our common stock.

Bitcoin was the first digital asset to gain global adoption and critical mass, and as a result, it has a “first to market” advantage over other digital assets. As of September 30, 2025, Bitcoin was the largest digital asset by market capitalization and had the largest combined mining power. As of September 30, 2025, the alternative digital assets tracked by CoinMarketCap.com, had a total market capitalization of approximately $3.9 trillion (including the approximately $2.27 trillion market capitalization of Bitcoin), as calculated using market prices and total available supply of each digital asset. In addition, many consortiums and financial institutions are also researching and investing resources into private or permissioned smart contract platforms rather than open platforms like the Bitcoin network. Competition from the emergence or growth of alternative digital assets and smart contracts platforms, such as Ethereum, Solana, Avalanche, Polkadot, or Cardano, could have a negative impact on the demand for, and price of, Bitcoin and thereby adversely affect the value of our common stock.

In addition, some digital asset networks, including the Bitcoin network, may be the target of ill will from users of other digital asset networks. For example, Litecoin is the result of a hard fork of Bitcoin. Some users of the Bitcoin network may harbor ill will toward the Litecoin network, and vice versa. These users may attempt to negatively impact the use or adoption of the Bitcoin network.

The trading prices of many digital assets, including Bitcoin, have experienced extreme volatility in recent periods and may continue to do so. Extreme volatility in the future, including further declines in the trading prices of Bitcoin, could have a material adverse effect on the value of our common stock and our common stock could lose all or substantially all of their value.

The trading prices of many digital assets, including Bitcoin, have experienced extreme volatility in recent periods and may continue to do so. For instance, the average one-year trailing volatility of Bitcoin over the past ten years to date remains elevated at 81%. There were steep increases in the value of certain digital assets, including Bitcoin, over the course of 2021, and multiple market observers asserted that digital assets were experiencing a “bubble.” These increases were followed by steep drawdowns throughout 2022 in digital asset trading prices, including for Bitcoin. In the 2021-2022 cycle, the price of Bitcoin peaked at $67,734 and bottomed at $15,632, marking a steep 77% drawdown. These episodes of rapid price appreciation followed by steep drawdowns have occurred multiple times throughout Bitcoin’s history, including in 2011, 2013-2014, and 2017-2018, before repeating again in 2021-2022.

The price of some digital assets, including Bitcoin, has risen following the re-election of Donald Trump as president of the United States. Industry participants generally expect the administration to continue to take a constructive approach toward the digital assets industry. Through his executive orders, President Trump has indicated that the administration will work toward providing greater regulatory clarity and certainty for emerging technologies, including blockchain technology and digital assets, thereby fostering their development. Similarly, the digital assets industry expects favorable legislation from the new U.S. Congress as certain members have expressed interest in advancing digital asset specific legislation. To the extent market expectations about future activity by the administration or Congress lead digital asset prices and valuations to increase, there can be no assurance such expectations will be fulfilled, or that digital asset prices will rise or maintain their current levels. Some commentators have referred to the digital asset market post-President Trump’s election as a bubble. There can be no assurance that such a bubble does not exist. The failure of the administration and Congress to provide greater regulatory clarity and certainty for blockchain technology and digital assets, such as through promulgating a regulatory framework governing the issuance and operation of digital assets that meets industry expectations, could lead to a decline in digital assets prices, including Bitcoin. Such a decline could cause a decline in the value of our common stock and cause our stockholders to suffer losses. Moreover, there can be no assurance that political sentiments toward the digital asset industry, or market perceptions of those sentiments, will not shift over time.

Extreme volatility in the future, including further declines in the trading prices of Bitcoin, could have a material adverse effect on the value of our common stock and our common stock could lose all or substantially all of their value.

Our custodially-held crypto may become part of the custodian’s insolvency estate if one or more of our custodians enters bankruptcy, receivership or similar insolvency proceedings.

If our custodially-held assets are considered to be the property of our custodians’ estates in the event that any such custodians were to enter bankruptcy, receivership or similar insolvency proceedings, we could be treated as a general unsecured creditor of such custodians, inhibiting our ability to exercise ownership rights with respect to such assets and this may ultimately result in the loss of the value related to some or all of such assets. A series of recent high-profile bankruptcies, closures, liquidations, regulatory enforcement actions and other events relating to companies operating in the digital asset industry, including the filings for bankruptcy protection by Three Arrows Capital, Celsius Network, Voyager Digital, FTX Trading and Genesis Global Capital, the closure or liquidation of certain financial institutions that provided lending and other services to the digital assets industry, including Signature Bank and Silvergate Bank, SEC enforcement actions against Coinbase, Inc. and Binance Holdings Ltd., the placement of Prime Trust, LLC into receivership following a cease-and-desist order issued by Nevada’s Department of Business and Industry, and the filing and subsequent settlement of a civil fraud lawsuit by the New York Attorney General against Genesis Global Capital, its parent company Digital Currency Group, Inc., and former partner Gemini Trust Company, have highlighted the counterparty risks applicable to owning and transacting in digital assets. Although these bankruptcies, closures, liquidations and other events have not resulted in any loss or misappropriation of our crypto, nor have such events adversely impacted our access to our crypto, they have, in the short-term, likely negatively impacted the adoption rate and use of crypto. Additional bankruptcies, closures, liquidations, regulatory enforcement actions or other events involving participants in the digital assets industry in the future may further negatively impact the adoption rate, price, and use of crypto, limit the availability to us of financing collateralized by crypto, or create or expose additional counterparty risks. Any loss associated with such insolvency proceedings is unlikely to be covered by any insurance coverage we maintain related to our assets. Even if we are able to prevent our assets from being considered the property of a custodian’s bankruptcy estate as part of an insolvency proceeding, it is possible that we would still be delayed or may otherwise experience difficulty in accessing our assets held by the affected custodian during the pendency of the insolvency proceedings. Any such outcome could have a material adverse effect on our financial condition and the market price of our common stock.

We face risks relating to the custody of our Bitcoin, including the loss or destruction of private keys required to access our Bitcoin and cyberattacks or other data loss relating to our Bitcoin.

We hold a substantial amount of Bitcoin with regulated custodians that have duties to safeguard our private keys. The insurance that covers losses of our Bitcoin holdings covers only a small fraction of the value of the entirety of our Bitcoin holdings, and there can be no guarantee that such insurance will be maintained as part of the custodial services we have or that such coverage will cover losses with respect to our Bitcoin.

Bitcoin is controllable only by the possessor of both the unique public key and private key(s) relating to the local or online digital wallet in which the Bitcoin is held. While the Bitcoin blockchain ledger requires a public key relating to a digital wallet to be published when used in a transaction, private keys must be safeguarded and kept private in order to prevent a third party from accessing the Bitcoin held in such wallet. To the extent the private key(s) for a digital wallet are lost, destroyed, or otherwise compromised and no backup of the private key(s) is accessible, neither we nor our custodians will be able to access the Bitcoin held in the related digital wallet. Furthermore, we cannot provide assurance that our digital wallets, nor the digital wallets of our custodians held on our behalf, will not be compromised as a result of a cyberattack. The Bitcoin and blockchain ledger, as well as other digital assets and blockchain technologies, have been, and may in the future be, subject to security breaches, cyberattacks, or other malicious activities.

We are not subject to legal and regulatory obligations that apply to investment companies such as mutual funds, or to obligations applicable to investment advisers or other regulated entities.

Mutual funds and other registered investment companies are subject to extensive federal regulation as “investment companies” under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Additionally, firms that manage the assets of registered investment companies generally must register as “investment advisers” under the U.S. Investment Advisers Act of 1940, as amended (the “Advisers Act”). These regulatory regimes impose stringent requirements relating to custody of assets, restrictions on transactions with affiliated parties, limits on investment activities, mandated governance structures, and detailed disclosure obligations designed to protect investors.

We are not an investment company and do not manage third-party assets. Therefore, we are neither registered nor required to register as an investment company or investment adviser. Although our key treasury reserve assets are crypto assets and we engage in activities such as staking, we conduct these activities solely for our own corporate treasury management and not on behalf of external investors. Consequently, our operations involving Bitcoin, including custody arrangements, transactions with affiliates, investment decisions, and general business practices, are not subject to the extensive regulatory framework applicable to mutual funds and registered investment advisers. Investors in our company therefore do not benefit from the heightened protections provided under the Investment Company Act or the Investment Advisers Act.

For example, although significant changes to our crypto asset strategy require approval by our board of directors, these changes do not necessitate stockholder votes or regulatory approvals mandated for registered investment companies. As a result, our board retains broad discretion regarding investment and cash management policies, including the authority to modify, suspend, or expand our strategy of acquiring, holding, or staking crypto assets, without being subject to regulatory procedures applicable to investment companies.

If crypto assets held by the Company are determined to be securities under U.S. federal or state law, the Company would become subject to significant regulatory burdens, which may materially and adversely affect its business, operations, and financial condition.

The legal characterization of crypto assets under U.S. securities laws remains unsettled and continues to evolve. If the U.S. Securities and Exchange Commission (“SEC”), another federal agency, or a state regulator determines that Bitcoin or any other crypto asset held by the Company constitutes a security under the Securities Act of 1933, as amended (the “Securities Act”), or the Investment Company Act, the Company could become subject to extensive regulatory obligations. These obligations may include registration requirements, enhanced disclosure and reporting, restrictions on business activities, and compliance with corporate governance and custody standards.

The SEC has taken the position that certain crypto assets, depending on their characteristics, method of distribution, and functional use, may be classified as investment contracts or otherwise fall within the definition of a “security.” Although we do not believe that our current activities involve investment securities or cause us to be an investment company within the meaning of the Investment Company Act, there can be no assurance that regulators will agree with our assessment, particularly as new guidance, enforcement actions, or legal precedents develop.

If the Company were required to register as an investment company, or if the crypto assets it holds were deemed to be unregistered securities, we could be forced to significantly alter, limit, or cease certain operations, including staking or other network participation activities. In such a scenario, the Company may also become subject to enforcement actions, penalties, or other remedial measures, any of which could result in reputational harm, legal liability, or the inability to continue its current business model. In addition to federal law, the Company may be subject to regulation under state securities laws, some of which apply broader definitions of a “security” than those used by the SEC. As a result, the Company could face additional regulatory scrutiny, registration requirements, or enforcement exposure at the state level, even if federal regulators do not classify its crypto assets as securities.

Regulatory uncertainty surrounding the classification of crypto assets presents a continuing risk to the Company’s operations. Any determination that the crypto assets held or activities conducted by the Company fall within the scope of U.S. securities laws could impose significant costs, create legal obstacles to continued operations, or materially impair the value of the Company’s assets and the returns available to its investors. If we decide to cease certain operations in response to new regulatory obligations, such actions could occur at a time that is unfavorable to investors.

Engaging in certain activities involving crypto assets classified as commodities, such as offering futures, derivatives, leveraged transactions, or providing trading advice or brokerage services, could subject us to additional regulation by the Commodity Futures Trading Commission (“CFTC”), and potentially oversight by the National Futures Association (“NFA”).

If our activities require CFTC registration, we may be required to comply with extensive regulatory obligations, which could result in significant costs and operational disruptions. For example, depending on our activities, we could be required to register a commodity pool, commodity pool operator, and/or commodity trading advisor with the CFTC through the NFA. Compliance with these additional regulatory requirements could result in substantial, non-recurring expenses, adversely affecting an investment in our securities. If we determine not to comply with such regulations, we may be forced to cease certain operations, which could negatively impact our investors. Additionally, current and future legislative or regulatory developments, including new CFTC interpretations, could impact how crypto assets are classified and traded.

Potential classification of our crypto asset activities including staking as money transmission could subject us to additional regulatory requirements, resulting in significant compliance costs or the cessation of certain operations.

If regulatory changes or interpretations require us to register as a money services business (“MSB”) with the Financial Crimes Enforcement Network (“FinCEN”) under the U.S. Bank Secrecy Act (“BSA”), or as a money transmitter (an entity licensed to transfer money or monetary value between parties) under applicable state laws, we may become subject to extensive regulatory obligations, including anti-money laundering (“AML”) programs, reporting, record keeping, licensing, and periodic examinations. Compliance with these requirements could result in significant expenses and operational burdens. If such requirements apply, we may incur extraordinary costs to maintain compliance, or alternatively, we may determine that continuing certain business activities is no longer economically viable.

Regulatory scrutiny or shifting enforcement priorities could subject our crypto asset activities to significant compliance costs, legal liabilities, and operational disruptions, even absent formal classification as securities or commodities.

Our crypto asset activities are subject to a rapidly evolving and uncertain regulatory environment involving multiple jurisdictions and regulatory authorities, including the SEC, CFTC, FinCEN, and various state and foreign regulators. Regulatory authorities across different countries often adopt inconsistent or conflicting approaches toward cryptocurrencies and related services, leading to uncertainty in regulatory application. Even absent formal classification of our crypto assets as securities, commodities, or other regulated products, shifting regulatory interpretations or enforcement priorities could significantly increase scrutiny of our activities.

Recent enforcement actions in the cryptocurrency industry illustrate the potential for rapid and unforeseen changes in regulatory stances. Should regulators assert jurisdiction over our crypto asset activities, we may face substantial compliance costs, legal liabilities, operational disruptions, reputational harm, or be compelled to substantially alter or discontinue certain activities altogether. In particular, the regulatory status of specific crypto assets remains unclear, and if regulators classify Bitcoin as a security or other regulated instrument, we could be subject to regulatory inquiries and penalties.

This regulatory uncertainty elevates the risk of inadvertent violations, potentially resulting in enforcement actions, sanctions, or cease-and-desist orders requiring immediate changes to our business operations. Furthermore, new legislation or regulatory actions could ban, restrict, or impose stringent licensing or operational requirements on crypto asset activities. Given the interconnected nature of global regulatory oversight, regulatory developments in one jurisdiction can prompt similar actions elsewhere, amplifying the compliance burdens we face and further increasing operational complexity and costs.

We may also face litigation or regulatory enforcement actions related to crypto asset transactions, custody, disclosures, staking, or compliance practices. Regulatory agencies, including the SEC, CFTC, state regulators, or private plaintiffs, could assert claims alleging violations of securities laws, fraud, fiduciary breaches, or other misconduct. Defending such actions would involve significant costs, consume substantial management resources, and could result in adverse judgments, regulatory fines, cease-and-desist orders, forced operational modifications, or reputational damage that materially impact our business.

Companies that adopt crypto asset treasury or similar activities have also historically been subject to increased scrutiny from regulators, investors, and the public. Some transitions have triggered enforcement actions, investigations, and litigation relating to inadequate or misleading disclosures, potential insider trading, regulatory noncompliance, and operational deficiencies. We may similarly face heightened regulatory oversight and investor scrutiny, increasing the risk of litigation or regulatory investigations.

Changes in tax law or adverse positions by tax authorities regarding crypto assets could result in increased tax burdens, reporting requirements, or other negative consequences.

The tax treatment of cryptocurrencies and related transactions, including staking rewards, is an evolving area of law characterized by rapid changes, regulatory uncertainty, and ongoing debate. Currently, the U.S. Internal Revenue Service (“IRS”) classifies cryptocurrencies, such as Bitcoin, as property rather than currency, meaning transactions involving crypto assets are generally treated as dispositions subject to capital gains taxation. However, this classification and related tax positions could abruptly change as lawmakers, regulators, or courts respond to the increasing adoption and use of crypto assets.

New legislation, regulatory interpretations, or judicial rulings may significantly alter the existing tax framework, including any changes to reporting requirements. For instance, reclassification of cryptocurrencies as currencies or introduction of new transaction taxes, withholding requirements, or stringent reporting obligations could materially increase our tax liabilities and compliance costs. Due to the complexity and continuously changing nature of crypto taxation, we could inadvertently incur unexpected tax obligations, reporting deficiencies, or penalties for non-compliance, negatively affecting our financial position, operational efficiency, and reputation. Moreover, uncertainty surrounding crypto taxation could deter users from engaging in crypto transactions, indirectly reducing demand and adversely impacting our business.

Bitcoin and other digital assets are novel assets, and are subject to significant legal, commercial, regulatory and technical uncertainty.

Bitcoin and other digital assets are relatively novel and are subject to significant uncertainty, which could adversely impact their price. The application of state and federal securities laws and other laws and regulations to digital assets is unclear in certain respects, and it is possible that regulators in the United States or foreign countries may interpret or apply existing laws and regulations in a manner that adversely affects the price of Bitcoin.

The U.S. federal government, states, regulatory agencies, and foreign countries may also enact new laws and regulations, or pursue regulatory, legislative, enforcement or judicial actions, that could materially impact the price of Bitcoin or the ability of individuals or institutions such as us to own or transfer Bitcoin. For example, the U.S. executive branch and SEC, among others in the United States and abroad, have been active in recent years, and laws including the European Union’s Markets in Crypto Assets Regulation and the U.K.’s Financial Services and Markets Act 2023 became law. It is not possible to predict whether, or when, any of these developments will lead to Congress granting additional authorities to the SEC or other regulators, or whether, or when, any other federal, state or foreign legislative bodies will take any similar actions. It is also not possible to predict the nature of any such additional authorities, how additional legislation or regulatory oversight might impact the ability of digital asset markets to function or the willingness of financial and other institutions to continue to provide services to the digital assets industry, nor how any new regulations or changes to existing regulations might impact the value of digital assets generally and Bitcoin specifically. The consequences of increased or different regulation of digital assets and digital asset activities could adversely affect the market price of such assets and in turn adversely affect the market price of our common stock.

Our crypto treasury strategy subjects us to enhanced regulatory oversight.

Several spot Bitcoin ETPs have received approval from the SEC to list their shares on a U.S. national securities exchange with continuous share creation and redemption at NAV. Even though we are not, and do not function in the manner of, a spot Bitcoin ETP, it is possible that we nevertheless could face regulatory scrutiny from the SEC or other federal or state agencies due to our crypto holdings.

In addition, there has been increasing focus on the extent to which digital assets can be used to launder the proceeds of illegal activities, fund criminal or terrorist activities, or circumvent sanctions regimes, including those sanctions imposed in response to the ongoing conflict between Russia and Ukraine. While we have implemented and maintain policies and procedures reasonably designed to promote compliance with applicable anti-money laundering and sanctions laws and regulations and take care to only acquire our crypto through entities subject to anti-money laundering regulation and related compliance rules in the United States, if we are found to have purchased any of our Bitcoin from bad actors that have used crypto to launder money or persons subject to sanctions, we may be subject to regulatory proceedings and any further transactions or dealings in crypto by us may be restricted or prohibited.

We may consider issuing debt or other financial instruments that may be collateralized by our crypto holdings. We may also consider pursuing strategies to create income streams or otherwise generate funds using our crypto holdings. These types of crypto-related transactions are the subject of enhanced regulatory oversight. These and any other crypto-related transactions we may enter into, beyond simply acquiring and holding crypto, may subject us to additional regulatory compliance requirements and scrutiny, including under federal and state money services regulations, money transmitter licensing requirements and various commodity and securities laws and regulations.

Additional laws, guidance and policies may be issued by domestic and foreign regulators following the filing for Chapter 11 bankruptcy protection by FTX Trading, one of the world’s largest cryptocurrency exchanges, in November 2022. U.S. and foreign regulators have also increased enforcement activity thereafter, and regulatory requirements continue to evolve in response to FTX Trading’s collapse as well as changes in government policies regarding cryptocurrencies. Changes in the regulatory environment, including changing interpretations and the implementation of new or varying regulatory requirements by the government or any new legislation affecting crypto, as well as enforcement actions involving or impacting our trading venues, counterparties and custodians, may impose significant costs or significantly limit our ability to hold and transact in crypto.

In addition, private actors that are wary of crypto or the regulatory concerns associated with crypto may in the future take further actions that may have an adverse effect on our business or the market price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities.

None.

(b) Use of Proceeds.

None.

(c) Repurchase of Securities.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

a) None.

b) None.

c) During the nine months ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in the Securities and Exchange Commission’s rules).

Item 6. Exhibits

The following documents are filed as a part of this report or are incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION
2.1

Asset Purchase Agreement, dated as of August 1, 2025, between US Digital Mining Mississippi LLC and Greenidge Mississippi LLC (incorporated by reference to Exhibit 2.1 to the Form 8-K filed on August 7, 2025)

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

4.8	Form of Common Stock Purchase Warrant (PIPE Offering) (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on August 19, 2025)
4.9	Form of Common Stock Purchase Warrant (RDO) (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on August 19, 2025)
4.10	Promissory Note, dated September 15, 2025 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on September 18, 2025)
10.1	Form of Securities Purchase Agreement between the Company and the purchasers signatory thereto (PIPE Offering) (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on August 19, 2025)
10.2	Form of Securities Purchase Agreement between the Company and the purchasers signatory thereto (RDO) (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on August 19, 2025)
10.3	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on August 19, 2025)
10.4

Loan Agreement Amendment, dated as of September 15, 2025, among LM Funding America, Inc., US Digital Mining and Hosting Co., LLC, and SE & AJ Liebel Limited Partnership (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on September 18, 2025)

10.5

Bitcoin Miner Purchase and Sale Agreement, dated as of September 16, 2025, between US Digital Mining Mississippi LLC and Greenidge Generation LLC (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on September 18, 2025)

10.6*	Master Digital Currency Loan Agreement, dated October 29, 2025, between LM Funding America, Inc. and Galaxy Digital, LLC, together with Loan Term Sheet dated October 30, 2025
31.1*	Rule 13a – 14(a) Certification of the Principal Executive Officer
31.2*	Rule 13a – 14(a) Certification of the Principal Financial Officer
32.1*	Written Statement of the Principal Executive Officer, Pursuant to 18 U.S.C. § 1350
32.2*	Written Statement of the Principal Financial Officer, Pursuant to 18 U.S.C. § 1350

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

LM FUNDING AMERICA, INC.

Date: November 14, 2025	By:	/s/ Bruce M. Rodgers
Bruce M. Rodgers
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: November 14, 2025	By:	/s/ Richard Russell
Richard Russell
Chief Financial Officer
(Principal Accounting Officer)