Form 10-K
period 2025-12-31
LM FUNDING AMERICA, INC.
filed 2026-03-31
CIK 1640384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of voting and nonvoting common equity held by non-affiliates of the Registrant, as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $14,681,600 based on the closing sales price as reported on the NASDAQ Capital Market as of such date.

The number of shares of the Registrant’s common stock outstanding as of March 27, 2026 was 16,157,892.

Documents Incorporated By Reference

Information required by Part III is incorporated by reference from registrant’s Proxy Statement for its 2026 annual meeting of stockholders or an amendment to this Annual Report on Form 10-K, which will be filed with the Securities and Exchange Commission within 120 days after the end of its fiscal year ended December 31, 2025.

PART I

Item 1. Business.

LM Funding America, Inc. (“we”, “our”, “LMFA”, or the “Company”) currently maintains three distinct business operations: our Bitcoin treasury operations, Bitcoin mining business and our specialty finance business.

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

Bitcoin Treasury Operations and Strategy

During August 2025, we raised approximately $21.3 million in net proceeds from capital raises and we purchased 164 Bitcoins with substantially all of the proceeds from such offering. During December 2025, we raised an additional $5.9 million in net proceeds from capital raises and we purchased an additional 47 Bitcoins with substantially all of the proceeds from such offering.

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

As of December 31, 2025, we controlled 211.4 Bitcoins and 145 Bitcoins were pledged as collateral for a $11 million loan.

We currently maintain a formal, documented strategy that governs circumstances under which we acquire or monetize our Bitcoin holdings. Decisions to purchase or sell Bitcoin are made on a case-by-case basis at management’s discretion, taking into account factors such as our liquidity, general market conditions, and anticipated cash requirements. As of December 31, 2025, Bitcoin represented 100% of our treasury holdings. We do have small holdings of Tether and USDC outside of our treasury holdings that value in the aggregate less than $10,000 and are used for purchases with merchants that accept such crypto assets as payment. We do not currently engage in hedging activities and we have not implemented derivative transactions, futures, options, swaps, or other financial instruments to reduce our exposure to Bitcoin price volatility. Any future hedging activity, if undertaken, would be determined by management on a discretionary basis.

Bitcoin Mining Business

Our Bitcoin mining business operation deploys our computing power to mine Bitcoin and validate transactions on the Bitcoin network. We believe that developments in Bitcoin mining have created an opportunity for us to deploy capital and conduct large-scale mining operations in the United States. We conduct this business through a wholly owned subsidiary, US Digital, which we formed in 2021 to develop and operate our Bitcoin mining business.

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

New Bitcoins are introduced into circulation through a process called mining, where participants validate transactions and add them to the blockchain. Miners are rewarded with a fixed number of Bitcoins for each block they successfully add, with this reward halving approximately every four years to control the supply. As of December 31, 2025, there were approximately 19,930,000 Bitcoins in circulation, with a maximum supply capped at 21 million, a limit expected to be reached around the year 2140. Additionally, as of December 31, 2025, Bitcoin’s market capitalization, calculated using market prices and total available supply, was $1.75 trillion.

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

3.Validation and Settlement: Transactions are validated by nodes and recorded permanently on the blockchain.

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

Custodially-Held Assets

Through “off-the-shelf” custody agreements (the “Custody Agreements”), we custody approximately 86% of our Bitcoin holdings at regulated third-party custodians (the “Bitcoin Custodians”) that carry insurance and are chartered as a limited purpose trust company under the New York Banking Law. The remaining approximately 14% of our Bitcoin holdings are held in a depository account with the Bitcoin Custodians, where Bitcoin mining proceeds are deposited. The Bitcoin Custodians make available to us segregated from all other assets held by the Bitcoin Custodians in which our Bitcoin holdings are directly verifiable via the applicable blockchain. Bitcoin private keys are stored in two different forms: “hot” storage, whereby the private keys are stored on secure, internet-connected devices (a “hot wallet”), and “cold” storage, where digital currency private keys are stored completely offline. The Bitcoin Custody Agreements require the Bitcoin Custodians to hold our Bitcoin in cold storage, unless required to facilitate withdrawals as a temporary measure. The Bitcoin Custodians will at all times record and identify in its books and records that such Bitcoins constitute the property of our Bitcoin account. The Custody Agreements provide that the Bitcoin Custodians will not loan, hypothecate, pledge or otherwise encumber any of our Bitcoin held in our Bitcoin account. The Bitcoin Custodian’s services in respect of the Bitcoin account (i) allow Bitcoin to be deposited from a public blockchain address to our Bitcoin Account and (ii) allow Bitcoin to be withdrawn from our Bitcoin account to a public blockchain address as instructed by us. As of December 31, 2025, approximately 211 Bitcoin were held by the Bitcoin Custodians.

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

Bitcoin “Halving” Events

Bitcoin halving is a phenomenon that has historically occurred approximately every four years on the Bitcoin network. Halving is a key part of the Bitcoin protocol and serves to control the overall supply and reduce the risk of inflation in digital assets using a Proof-of-Work consensus algorithm. At a predetermined block, the mining reward is cut in half, hence the term “halving.” For example, the reward for adding a single block to the blockchain was initially set at 50 Bitcoin currency rewards. The Bitcoin blockchain has undergone halving four times since its inception as follows: (1) on November 28, 2012 at block height 210,000; (2) on July 9, 2016 at block height 420,000; (3) on May 11, 2020 at block height 630,000; (4) on April 20, 2024 at block height 840,000 when the reward was reduced to its current level of 3.125 per block. The next halving for the Bitcoin blockchain is anticipated to occur around April 2028 at block height 1,050,000. This process will recur until the total amount of Bitcoin currency rewards issued reaches 21.0 million, and the theoretical supply of new Bitcoin is exhausted, which is expected to occur around 2140. Many factors influence the price of Bitcoin, and potential increase or decrease in prices in advance of or following the future halving is unknown.

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

Equipment

As of December 31, 2025, we own approximately 7,200 machines with total hashing capacity of approximately 0.75 EH/s. We disposed of 299 miners during the year ended December 31, 2025 and 422 miners during the year ended December 31, 2024.

Mining Sites

As of December 31, 2025, we owned a 15 MW hosting site located in Calumet, Oklahoma (“Oklahoma site”) with approximately 4,480 installed S19 J Pro, XP and S21 type Antminer machines at the Oklahoma site which have a total projected hashrate of 503 PH. We have another 365 mining machines in storage at the Oklahoma site. As of December 31, 2025, we also owned a 11 MW hosting site located in Columbus Mississippi (“Mississippi site”) which had approximately 2,380 installed S19 or S19J Pro Antminer machines with a total projected hashrate of 238 PH.

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

Recent Developments

Nasdaq Compliance

Nasdaq’s listing standards provide that a company may be delisted if the bid price of its stock drops below $1.00 for a period of 30 consecutive business days. On January 7, 2026, we received a Notification Letter from The Nasdaq Stock Market LLC notifying the Company that it was not in compliance with the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on the Nasdaq Capital Market, due to the bid price of the Company’s common stock closing below the minimum $1 per share for the thirty (30) consecutive business days prior to the date of the Notification Letter. In accordance with listing rules, the Company was afforded 180 days, or until July 6, 2026, to regain compliance.

December 2025 Offering

On December 19, 2025, the Company and institutional investors (the “December Purchasers”) entered into a securities purchase agreement, pursuant to which the Company issued to the December Purchasers, in a registered direct offering (the “December RDO”), 1,822,535 shares (the “Shares”) of the Company’s common stock, pre-funded warrants to purchase 7,332,395 shares of common stock with an exercise price of $0.001 per share in lieu of Shares, and common warrants to purchase 9,154,930 shares of common stock with an exercise price of $0.71. The December RDO closed on December 22, 2025. The Company received aggregate gross proceeds from the December RDO of approximately $6.0 million, before deducting fees to the placement agent and other offering expenses payable by the Company.

October 2025 Stock Repurchase

On October 29, 2025, the Company entered into securities repurchase agreements (the “Repurchase Agreements”) with seven institutional investors that participated in the Company’s private placement financing that closed on August 18, 2025 (the “Sellers”). Under the Repurchase Agreements, the Company agreed to repurchase from the Sellers an aggregate of 3,308,575 shares of Company common stock, together with warrants to purchase 3,308,575 shares of common stock that were issued in the August 2025 private placement and that were subsequently adjusted to represent the right to purchase an aggregate of 7,248,787 shares (the

“Repurchase”). At the closing of the Repurchase, the Company paid $2.41 per unit of common stock and associated common stock purchase warrant (a “Unit”), with each Unit consisting of one share of common stock and a common stock purchase warrant to purchase approximately 2.19 shares of common stock (after giving effect to the above-described warrant adjustment), for an aggregate repurchase price of approximately $8 million. The closing of the Repurchase was completed on October 30, 2025.

Galaxy Loan Facility

In connection with the Repurchase, on October 29, 2025, the Company entered into a Master Digital Currency Loan Agreement (the “Loan Agreement”) with Galaxy Digital LLC (“Lender”). The Loan Agreement establishes the terms and conditions pursuant to which the Company may, from time to time, borrow U.S. Dollars and/or specified digital currencies (each, a “Loan”), including Bitcoin, Ether, and other mutually agreed digital assets, from Lender (the “Loan Facility”). Each Loan will be secured by cash or digital currency collateral, whereby the Company has granted Lender a first‑priority security interest in such collateral to secure the Company’s obligations underlying such Loan. The Loan Agreement has an initial term of one year and will automatically renew for successive one‑year terms unless terminated in accordance with its terms.

On October 30, 2025, the Company made a draw under the Loan facility and borrowed a principal sum of $11 million (the “October Loan”) and granted to Lender a security interest in 145 Bitcoins owned by the Company. The proceeds from this borrowing were used to fund the Repurchase, with the remaining amounts borrowed to be used for general corporate purposes. The maturity date for the October Loan was subsequently extended by agreement with the Lender with a new maturity date of April 24, 2026.

SE & AJ Liebel Limited Partnership Loan

On September 15, 2025, the Company entered into an Amendment to Loan Agreement and Loan Documents (the “Loan Agreement Amendment”) among the Company, each of LM Funding, LLC and US Digital Mining and Hosting Co., LLC (subsidiaries of the Company), as guarantors (jointly and severally, the “Guarantors”), and SE & AJ Liebel Limited Partnership, as lender ( “SE & AJ”). The Loan Agreement Amendment amends the Loan Agreement previously entered into on August 6, 2024, among the Company, the Guarantors, and SE & AJ (the “Original Loan Agreement”). Pursuant to the Loan Agreement Amendment, the Company obtained an additional loan of up to $2.0 million from SE & AJ (the “Additional Loan”), which is in addition to the $5.0 million loan that was made to the Company by SE&AJ under the Original Loan Agreement (the “Initial Loan”).

The Additional Loan bears interest at a rate of 12.0% per annum and will mature on September 15, 2027 (the “Maturity Date”). As provided in the Loan Agreement Amendment and the Promissory Note issued by the Company thereunder (the “Promissory Note”), an amount equal to $1.3 million of the Additional Loan was funded on the date of the Loan Agreement Amendment, and the balance of the additional loan in an amount of up to $700,000 (as determined by the Company and approved by the Lender) was funded on October 21, 2025. The Additional Loan is secured by the same collateral, security agreement, and pledge agreement, and is subject to the same guarantees, as the Initial Loan.

August 2025 Offerings

On August 18, 2025, the Company issued 4,322,265 shares of the Company’s common stock, par value $0.001 per share and (ii) 4,322,265 warrants to purchase shares of Common Stock at an exercise price of $2.41 per share. The combined purchase price for each Share and Common Warrant in the PIPE Offering was $2.41. The PIPE Offering closed on August 18, 2025. The Company received aggregate gross proceeds from the Offering of approximately $10.4 million, before deducting fees to the Placement Agent and other estimated offering expenses payable by the Company.

In addition, following the closing of the PIPE Offering, the Company issued to institutional investors an aggregate of 5,231,681 shares of the Company’s common stock and, in a concurrent private placement, 5,231,681 warrants to purchase shares of common stock at an exercise price of $2.41 per share (the “RD Offering”). The combined purchase price for each share of common stock and common stock purchase warrant in the RD Offering was $2.41. The Company aggregate gross proceeds from the RD Offering of approximately $12.6 million, before deducting fees to the placement agent and other offering expenses payable by the Company.

Mississippi Property Acquisition

On August 1, 2025, the Company, through its wholly-owned subsidiary, US Digital Mining Mississippi LLC (“US Digital Mississippi”), entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Greenidge Mississippi LLC, (“Greenidge”), whereby US Digital Mississippi acquired the approximate 6.4 acre parcel of real property located at 249 Datco Industrial Road, Columbus, Mississippi 39707 (the “Mississippi Property”), including substantially all of the business assets of Greenidge located at the Mississippi Property, excluding any Bitcoin miners, for a total purchase price of approximately $3.9 million (the “Greenidge Acquisition”). The Greenidge Acquisition was completed on September 16, 2025.

In connection with the completion of the Greenidge Acquisition, on September 16, 2025, the Company, through the US Digital Mississippi, entered into and closed the acquisition contemplated by that certain Bitcoin Miner Purchase and Sale Agreement with Greenidge Generation LLC, an affiliate of Greenidge (the “Miner Seller”), pursuant to which US Digital Mississippi purchased and acquired from the Miner Seller certain Bitmain Antminer S19, S19 Pro and S19J Pro Bitcoin miners of the Miner Seller for an aggregate purchase price of approximately $362 thousand.

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

In December 2024, we acquired the Oklahoma site whose infrastructure is backed by 15 MW through which we have an operational hashrate of 503 PH as of December 31, 2025.

In September 2025, in connection with the closing of the Greenidge Acquisition, we acquired a mining site in Mississippi whose infrastructure is backed by 11 MW through which we have an operational hashrate of 238 PH as of December 31, 2025.

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

As of December 31, 2025, we owned approximately 7,200 machines. The Company expects to enter into additional agreements to purchase more miners in the coming years. The majority of miners we operate and expect to operate once received are the miners manufactured by Bitmain, including the S19J-Pro, S19 XP, S21 and S21 Immersion models.

Materials and Suppliers

We engage in the operation of high efficiency Bitcoin mining machines. These specialized computers, often called mining rigs, have few manufacturers. All of the machines we purchased this year were manufactured by Bitmain, one of the preeminent manufacturers of Bitcoin mining rigs. It is headquartered in China and manufactures throughout Asia.

Historically, we have been able to manage our supply chains effectively, but global supply chains continue to be constrained, and from time-to-time experience substantial increases in shipping costs and logistical delays as we make efforts to ensure timely delivery of equipment. There can be no certainty that we will not be affected in the future, and we believe that there is a significant risk that equipment supply chains will continue to be affected in 2026.

While some macro-economic indicators available as of the date of this filing suggest that inflation may be slowing, inflationary pressures impact virtually all aspects of our materials and suppliers, including power prices, and are likely to impact our fiscal year 2026.

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

Government Regulation

Cryptocurrency mining is largely an unregulated activity at both the state and federal level. We anticipate that cryptocurrency mining will be a focus for increased regulation in the near- and long-term, and we cannot predict how future regulations may affect our business or operations. State regulation of Bitcoin mining is important with respect to where we conduct our mining operations. The majority of our mining facilities are located in Mississippi and Oklahoma, which we believe currently has some of the most favorable regulatory environments for cryptocurrency miners.

Given that President Trump is now well into his second term, the administration has continued to signal and advance Bitcoin-friendly regulatory policies, and we anticipate further proposals and implementations in this area

As the regulatory and legal environment evolves, we may become subject to new laws, such as further regulation by the SEC, CFTC, and other agencies, which may affect our mining and other activities. For additional discussion regarding our belief about the potential risks existing and future regulation pose to our business, see Part I, Item 1A. “Risk Factors”

Protection of Bitcoin Assets

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

Human Capital

We believe that our future success depends, in no small part, on our ability to continue to attract, hire, and retain qualified personnel. As of March 31, 2026, we had 16 employees, all of which were full time and all located in the United States. We believe that we have adequate personnel and resources with the specialized skills required to carry out our operations successfully. Employees participate in equity incentive plans and receive what we believe is generous compensation in the form of salary and benefits. We continually seek to hire and retain talented professionals, although the competition for such personnel in our segments is significant. None of our employees are represented by a labor union, and we have never experienced a work stoppage. We believe we have a strong and engaging relationship with our employees.

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

SUMMARY OF RISK FACTORS

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

Risks Relating to our Bitcoin Treasury Strategy

•
Our operating results are dependent on the price of Bitcoin. If prices decline, our business, operating results and financial condition would be adversely affected.
•
Because our common stock value is closely tied to our Bitcoin holdings, significant price declines could cause holders of our common stock to lose all or substantially all of their investment.
•
If a third-party custodian holding our Bitcoin enters bankruptcy or similar insolvency proceedings, our digital assets could be treated as part of the custodian's insolvency estate, resulting in significant delays in recovery, partial recovery, or total loss of those assets.
•
Our holdings are also subject to cyberattacks, hacking, and other unauthorized access that could result in a total loss of affected assets.
•
We are not registered as an investment company or investment adviser. Holders of our common stock do not benefit from protections afforded to investors in registered funds or clients of registered advisers, including requirements relating to custody, diversification, leverage, and fiduciary duties.
•
If Bitcoin or other crypto assets we hold are determined to be securities under U.S. federal or state law, we could become subject to extensive registration, reporting, and compliance obligations, as well as potential enforcement actions, which could materially and adversely affect our business and financial condition.
•
Our Bitcoin treasury strategy is novel and may attract heightened scrutiny from the SEC, banking regulators, and state authorities, potentially resulting in significant compliance costs and required changes to our business strategy.

Risks Relating to Our Bitcoin Mining Business

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

Risks Relating to our Business – General Risks

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

Risks Relating to Our Bitcoin Treasury Strategy

Our operating results are dependent on the price of Bitcoin. If prices decline, our business, operating results, and financial condition would be adversely affected.

Any declines in the volume of crypto asset transactions, the price of crypto assets, or market liquidity for crypto assets generally may adversely affect our operating results. We have significant investments in Bitcoin. Thus, changes in the value of Bitcoin will generally have a significant impact on our results. Our operating results will be impacted by the revenues and profits we generate from the purchase, sale, and trading of crypto assets.

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

Bitcoin was the first digital asset to gain global adoption and critical mass, and as a result, it has a “first to market” advantage over other digital assets. As of December 31, 2025, bitcoin was the largest digital asset by market capitalization and had the largest combined mining power. As of December 31, 2025, the alternative digital assets tracked by CoinMarketCap.com, had a total market capitalization of more than $3 trillion (including the approximately $1.75 trillion market capitalization of Bitcoin), as calculated using market prices and total available supply of each digital asset. In addition, many consortiums and financial institutions are also researching and investing resources into private or permissioned smart contract platforms rather than open platforms like the Bitcoin network. Competition from the emergence or growth of alternative digital assets and smart contracts platforms, such as Ethereum, Solana, Avalanche, Polkadot, or Cardano, could have a negative impact on the demand for, and price of, Bitcoin and thereby adversely affect the value of our common stock.

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

The trading prices of many digital assets, including Bitcoin, have experienced extreme volatility in recent periods and may continue to do so. For instance, the average one-year trailing volatility of Bitcoin over the past ten years to date remains elevated at 78%. There were steep increases in the value of certain digital assets, including Bitcoin, over the course of 2021, and multiple market observers asserted that digital assets were experiencing a “bubble.” These increases were followed by steep drawdowns throughout 2022 in digital asset trading prices, including for bitcoin. In the 2021-2022 cycle, the price of bitcoin peaked at $67,510 and bottomed at $15,486, marking a steep 77% drawdown. These episodes of rapid price appreciation followed by steep drawdowns have occurred multiple times throughout Bitcoin’s history, including in 2011, 2013-2014, and 2017-2018, before repeating again in 2021-2022. In 2025, the average price has hovered around $101,643. Bitcoin reached an all-time high of $125,533 on October 6, 2025. However since then, Bitcoin’s price has fallen to as low as $62,181 on February 5, 2026.

The price of some digital assets, including Bitcoin, has risen following the reelection of Donald Trump as president of the United States. Industry participants generally expect the administration to continue to take a constructive approach toward the digital assets industry. Through his executive orders, President Trump has indicated that the administration will work toward providing greater regulatory clarity and certainty for emerging technologies, including blockchain technology and digital assets, thereby fostering their development. Similarly, the digital assets industry expects favorable legislation from the new U.S. Congress as certain members have expressed interest in advancing digital asset specific legislation. To the extent market expectations about future activity by the administration or Congress lead digital asset prices and valuations to increase, there can be no assurance such expectations will be fulfilled, or that digital asset prices will rise or maintain their current levels. Some commentators have referred to the digital asset market post-President Trump’s election as a bubble. There can be no assurance that such a bubble does not exist. The failure of the administration and Congress to provide greater regulatory clarity and certainty for blockchain technology and digital assets, such as through promulgating a regulatory framework governing the issuance and operation of digital assets that meets industry expectations, could lead to a decline in digital assets prices, including Bitcoin. Such a decline could cause a decline in the value of our common stock and cause our stockholders to suffer losses. Moreover, there can be no assurance that political sentiments toward the digital asset industry, or market perceptions of those sentiments, will not shift over time. Extreme volatility in the future, including further declines in the trading prices of Bitcoin, could have a material adverse effect on the value of our common stock and our common stock could lose all or substantially all of their value.

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

For example, although significant changes to our crypto asset strategy require approval by our Board of Directors, these changes do not necessitate stockholder votes or regulatory approvals mandated for registered investment companies. As a result, our Board of Directors retains broad discretion regarding investment and cash management policies, including the authority to modify, suspend, or expand our strategy of acquiring, holding, or staking crypto assets, without being subject to regulatory procedures applicable to investment companies.

If crypto assets held by the Company are determined to be securities under U.S. federal or state law, the Company would become subject to significant regulatory burdens, which may materially and adversely affect its business, operations, and financial condition.

The legal characterization of crypto assets under U.S. securities laws remains unsettled and continues to evolve. If the SEC, another federal agency, or a state regulator determines that Bitcoin or any other crypto asset held by the Company constitutes a security under the Securities Act of 1933, as amended (the “Securities Act”), or the Investment Company Act, the Company could become subject to extensive regulatory obligations. These obligations may include registration requirements, enhanced disclosure and reporting, restrictions on business activities, and compliance with corporate governance and custody standards.

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

Our Bitcoin treasury strategy subjects us to enhanced regulatory oversight.

Several spot Bitcoin Exchange-Traded Products (an “ETP”) have received approval from the SEC to list their shares on a U.S. national securities exchange with continuous share creation and redemption at net asset value. Even though we are not, and do not function in the manner of, a spot Bitcoin ETP, it is possible that we nevertheless could face regulatory scrutiny from the SEC or other federal or state agencies due to our crypto holdings.

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

There are a small number of major suppliers of Bitcoin miners globally, and Bitcoin mining manufacturing is located primarily in China, including Bitmain, the primary supplier of our Bitcoin miners. If we, or our customers, were unable to source Miners from those suppliers (for example due to overwhelming global demand for Bitcoin miners, or due to geopolitical tensions, or war) at a commercial price, or at all, this would have a materially adverse impact on our business, financial condition, results of operations and prospects. Even if the suppliers have agreed to supply us with miners, they may fail to supply the Bitcoin miners due to their inability to manufacture sufficient Bitcoin miners due to a shortage of components or resources such as semiconductors, a default, insolvency, a change in control, or change of laws (including export/import restrictions, quotas or tariffs).

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

As part of the build out of our Bitcoin mining operations, we have engaged several companies to host our machines at various Bitcoin mining facilities (or sites). Actually securing these sites on terms acceptable to our management team may not occur within our timing expectations or at all. Although we have entered into agreements with Core to provide hosting services, our inability to secure sites for our Bitcoin miners could adversely impact the anticipated timing of our buildout phase and therefore the time by which we are able to expand our operations.

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

Furthermore, such reductions in Bitcoin rewards for uncovering blocks may result in a reduction in the aggregate hashrate of the Bitcoin network as the incentive for miners decreases. Miners ceasing operations would reduce the collective processing power on the network, which would adversely affect the confirmation process for transactions and make the Bitcoin network more vulnerable to malicious actors or botnets obtaining control in excess of 50% of the processing power active on the blockchain. Such events may adversely affect our activities and an investment in us.

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

Furthermore, state or regional government officials may introduce new legislation and requirements on power providers that may result in, among other things, restrictions on cryptocurrency mining operations in general.

The properties in our mining network may experience damages, including damages that are not covered by insurance.

As of December 31, 2025, our mining operations in the states of Oklahoma and Mississippi are, and any future mining sites we may establish will be, subject to a variety of risks relating to physical condition and operation, including:

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

For example, our Bitcoin mining facilities could be rendered inoperable, temporarily or permanently, as a result of, among others, a fire or other natural disasters. The security and other measures we anticipate to take to protect against these risks may not be sufficient.

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

While there is no assurance that Bitcoin will not adopt a “proof of stake” system, even if Bitcoin decided to adopt such a system, we do not believe that the adoption would occur in the near term, given the number of years it took Ethereum to create and implement its alternative system.

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

Given the political significance and uncertainty around the impact of climate change and how it should be addressed, and energy disclosure and use regulations, we cannot predict how legislation and regulation will affect our financial condition and results of operations in the future in the United States and the State of Oklahoma. Further, even without such regulation, increased awareness and any adverse publicity in the global marketplace about potential impacts on climate change or energy use by us or other companies in our industry could harm our reputation and can have a material adverse effect on our business and financial condition.

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

As of December 31, 2025, BLGAL was responsible for servicing over 98% of our Accounts. Our revenues and profitability could be materially affected if:

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

Our primary business relates to revenues from Accounts purchased by us, which are all based in Florida, and our primary source of revenue consists of payments made by condominium and home-owners to satisfy the liens against their condominiums and homes. As of December 31, 2025 and December 31, 2024, Florida represented 100% of our Accounts. An economic recession, adverse market conditions in Florida, and/or significant property damage caused by hurricanes, tornadoes or other inclement weather could adversely affect the ability of these condominium and home owners to satisfy the liens against their condominiums and homes, which could, in turn, have a material adverse effect on our financial condition and results of operations.

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

Nasdaq’s listing standards provide that a company may be delisted if the bid price of its stock drops below $1.00 for a period of 30 consecutive business days. On January 7, 2026, we received a Notification Letter from The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that it was not in compliance with the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on the Nasdaq Capital Market, due to the bid price of the Company’s common stock closing below the minimum $1 per share for the thirty (30) consecutive business days prior to the date of the Notification Letter. In accordance with listing rules, the Company was afforded 180 days, or until July 6, 2026, to regain compliance.

There is no guarantee that we will regain and remain in compliance with such listing requirements or other listing requirements in the future. Any failure to maintain compliance with continued listing requirements of the Nasdaq Capital Market could result in delisting of our common stock from the Nasdaq Capital Market and negatively impact our company and holders of our common stock, including by reducing the willingness of investors to hold our common stock because of the resulting decreased price, liquidity and trading of our common stock, limited availability of price quotations and reduced news and analyst coverage. Delisting may adversely impact the perception of our financial condition, cause reputational harm with investors, our employees and parties conducting business with us and limit our access to debt and equity financing.

Future sales of our common stock by our affiliates or other stockholders may depress our stock price.

Sales of a substantial number of shares of our common stock in the public market could cause a decrease in the market price of our common stock. We had authorized 350,000,000 shares of common stock and 150,000,000 shares of preferred stock as of December 31, 2025.

We had 14,123,497 shares of common stock issued and outstanding as of December 31, 2025. In addition, pursuant to our 2021 Omnibus Incentive Plan, options to purchase 1,780,198 shares of our common stock were outstanding as of December 31, 2025, of which 593,378 options were exercisable. There were 36,630,689 warrants outstanding and exercisable as of December 31, 2025 that may be exercised for the issuance of an aggregate of 36,630,689 shares of common stock, respectively.

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

We cannot assure you that securities analysts will continue to cover our company. As of December 31, 2025, we had two analysts covering our company. If securities analysts do not cover our company, this lack of coverage may adversely affect the trading price of our securities. In the event that securities analysts begin to cover our company, the trading market for our securities will rely in part on the research and reports that such securities analysts publish about us and our business. If one or more of the analysts who cover our company downgrades our securities, the trading price of our securities may decline. If one or more of these analysts then ceases to cover our company, we could lose visibility in the market, which, in turn, could also cause the trading price of our securities to decline. Further, because of our small market capitalization, it may be difficult for us to attract securities analysts to cover our company, which could significantly and adversely affect the trading price of our securities.

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

Furthermore, under Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), we are required to document and test our internal control procedures and prepare annual management assessments of the effectiveness of our internal control over financial reporting. Our assessments must include disclosure of identified material weaknesses in our internal control over financial reporting. Our independent registered public accounting firm also attests to the effectiveness of our internal control over financial reporting. The existence of one or more material weaknesses could affect the accuracy and timing of our financial reporting. Testing and maintaining internal control over financial reporting involves significant costs and could divert management’s attention from other matters that are important to our business. Additionally, we may not be successful in remediating any deficiencies that may be identified.

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

Item 2. Properties.

Our executive and administrative offices are located in Tampa, Florida, where we lease approximately 5,600 square feet of general office space for approximately $9,800 per month, plus utilities. The lease began on July 15, 2019 and, as extended, expires on July 31, 2028. We also lease land in Calumet, Oklahoma for approximately $140,000 per year. The lease for the land in Calumet, Oklahoma expires on June 6, 2029. We recently constructed a building on the land.

We own approximately six acres in Columbus, Mississippi.

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

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is quoted on the Nasdaq Capital Market under the symbol “LMFA”. On December 31, 2025, there were 5 holders of record of our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

See “Equity Compensation Plan Information” in Part III, Item 12 of this Annual Report on Form 10-K.

Dividend Policy

We do not anticipate declaring or paying any cash dividends on our shares of common stock in the foreseeable future. It is presently intended that we will retain our earnings for use in business operations and, accordingly, it is not anticipated that our Board of Directors will declare dividends in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer

The following is a summary of stock repurchases for the three-month period ended December 31, 2025:

Period	(a) Total number of shares purchased (1)	(b) Average Price per share (1)	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
October 1 to 31, 2025	3,308,575	$2.41	-	$-
November 1 to 30, 2025	-	$-	-	$-
December 1 to 31, 2025	-	$-	-	$-
Total	3,308,575		-	$-
(1)
On October 29, 2025, we entered into Securities Repurchase Agreements with seven institutional investors (the “Investors”) whereby we agreed to repurchase from the Investors an aggregate of 3,308,575 shares of our common stock together with common stock purchase warrants to purchase an aggregate of 3,308,575 shares of common stock (which were subsequently adjusted to represent the right to purchase an aggregate of 7,248,787 shares of common stock. We paid $2.41 per unit of common stock and common stock purchase warrant for an aggregate repurchase price of $8 million.

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
•
the early stage of our Bitcoin mining business and our lack of operating history in such business;
•
volatility surrounding the value of Bitcoin and other cryptocurrencies;
•
the uncertainty surrounding the cryptocurrency mining business in general;
•
bankruptcy or financial problems of our hosting vendors in our mining business;
•
our Bitcoin treasury strategy exposes us to various risks associated with holding Bitcoin;
•
our Bitcoin treasury strategy has not been tested over an extended period of time or under different market conditions;
•
our ability to successfully execute our strategy for acquiring and holding Bitcoin as a treasury reserve asset;
•
we are subject to counterparty risks, including in particular risks relating to our custodians;
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

Overview

LM Funding America, Inc. (“we”, “our”, “LMFA”, or the “Company”) currently has three distinct business operations: our Bitcoin treasury operations, Bitcoin mining business and our specialty finance business.

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

Bitcoin Mining Operations

The value of Bitcoin has historically been subject to wide swings. The following table provides a range of intraday low and intraday high Bitcoin prices between January 1, 2022 through December 31, 2025.

Range of intraday Bitcoin prices
Quarterly Reporting Periods Ended	Minimum Price	Maximum Price
December 31, 2022	$15,486	$21,474
March 31, 2023	$16,489	$29,178
June 30, 2023	$24,750	$31,422
September 30, 2023	$24,915	$31,838
December 31, 2023	$26,544	$44,800
March 31, 2024	$38,501	$73,836
June 30, 2024	$56,500	$72,777
September 30, 2024	$49,050	$70,000
December 31, 2024	$58,864	$108,389
March 31, 2025	$76,555	$109,358
June 30, 2025	$74,421	$112,000
September 30, 2025	$105,120	$124,533
December 31, 2025	$80,525	$126,296

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

As of December 31, 2025 and 2024, we held approximately 211 and 150 Bitcoin, respectively. This does not include 145 Bitcoin valued at $12.7 million classified as Digital assets receivable, net. The carrying value of the total Bitcoin and Digital assets receivable as of December 31, 2025 and 2024 was approximately $31.2 million and $14.0 million, respectively, on our consolidated balance sheets.

As of December 31, 2025, we own approximately 7,200 machines with total hashing capacity of approximately 0.75 EH/s as compared to approximately 5,840 machines as of December 31, 2024 with total hashing capacity of approximately 0.63 EH/s.

Mining Sites

As of December 31, 2025, we own:

•
15 MW hosting site located in Calumet Oklahoma (the “Oklahoma site”) with 4,480 installed Antminer machines which have a total projected hashrate of 503 PH.
•
11 MW hosting site located in Columbus Mississippi (the “Columbus site”) with 2,380 installed Antminer machines which have a total projected hashrate of 238 PH.

In January 2026, the Company subsequently increased the number of active machines at the Oklahoma site by 128 S21 Immersion Antminer machines which increased total projected active hashrate to 778 PH.

The table below describes the Company's Bitcoin activity for the years ended December 31, 2025 and 2024.

	December 31, 2025	December 31, 2024

Bitcoin Balance	211.4	150.2

	December 31, 2025	December 31, 2024
Beginning of Year	150.2	95.1
Production of Bitcoin	82.3	170.6
Purchase of Bitcoin	211.0	5.0
Sale of Bitcoin	(86.7)	(120.2)
Bitcoin transferred for loan collateral	(145.0)	-
Fees	(0.4)	(0.3)
End of Period	211.4	150.2

The table below describes the average cost of mining each Bitcoin for the years ended December 31, 2025 and 2024.

	Year ended December 31,
Cost of Revenues - Analysis of costs to mine one Bitcoin (per Bitcoin amounts are actual)	2025	2024

Bitcoin Mined	82.3	170.6
Digital mining revenues	$8,283,423	$10,432,605
Average revenue of each Bitcoin mined (1)	$100,649	$61,152
Digital mining cost of revenues and curtailment and energy sales	$5,134,385	$6,990,856
Miner related depreciation (2)	$7,747,406	$7,730,208
Direct costs to mine including non-cash depreciation	$12,881,791	$14,721,064
Direct costs to mine one Bitcoin - Energy/hosting fees only (3)	$62,386	$40,978
Direct costs to mine one Bitcoin - including miner related depreciation expense	$156,522	$86,290
Cost of mining one Bitcoin as % of average Bitcoin mining revenue - energy/hosting fees only	62%	67%
Cost of mining one Bitcoin as % of average Bitcoin mining revenue - including miner related depreciation expense	156%	141%

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

The Company records depreciation expense (a non-cash expense) on its miners on a straight-line basis over the miners' expected useful life. Such non-cash depreciation amounts are recorded within the consolidated statements of operations as “Depreciation and Amortization”. Although the Company recognizes depreciation with respect to its mining assets, it does not consider depreciation in determining whether it is economical to operate its mining equipment since depreciation expense is not an avoidable operating cost, such as energy costs. The table above presents the non-cash miner depreciation expense on a “per Bitcoin” basis, calculated by dividing miner depreciation expense in our hosted facilities by the number of Bitcoin mined in the hosted facilities. On a “cost per Bitcoin” ratio, miner depreciation expense was approximately $94,100 and $45,300 for the years ended December 31, 2025, and 2024, respectively. The Company recorded accelerated depreciation on certain of its miners based on the reduction of the estimated useful life from five years to four years.

The Company utilizes a third-party broker to facilitate our participation in demand response programs at our Oklahoma site. The sale of power under these programs was approximately $0.7 million and nil for the year ended December 31, 2025 and 2024, respectively.

The number of Bitcoin received by the Company as a result of its mining operations was reduced by approximately 50% effective April 19, 2024 when the Bitcoin algorithm halved the rewards from 6.25 per block to 3.125 per block.

Results of Operations

Summarized Consolidated Statements of Operations
	Year ended December 31,
	2025	2024

Revenue	$8,844,733	$10,999,648
Operating costs and expenses	31,729,620	17,461,199
Operating loss	(22,884,887)	(6,461,551)
Other loss	(4,090,304)	(1,193,881)
Loss before income taxes	(26,975,191)	(7,655,432)
Income tax expense	-	-
Net loss	(26,975,191)	(7,655,432)
Less: loss attributable to non-controlling interest	54,994	340,056
Net loss attributable to LM Funding America Inc.	$(26,920,197)	$(7,315,376)
Less: deemed dividends	(1,579,020)	(6,794,924)
Net loss attributable to common shareholders	$(28,499,217)	$(14,110,300)

The Year Ended December 31, 2025 compared with the Year Ended December 31, 2024

Revenues

During the year ended December 31, 2025, total revenues decreased by approximately $2.2 million to approximately $8.8 million from approximately $11.0 million in the year ended December 31, 2024.

Bitcoin mining revenues decreased to approximately $8.3 million for the year ended December 31, 2025 from $10.4 million for the year ended December 31, 2024.

Bitcoin mining revenues are determined by two main drivers: quantity of Bitcoin mined and the price of Bitcoin on the date the Bitcoin is mined. During the twelve months ended December 31, 2025, we mined 82.3 Bitcoin with an average Bitcoin price of approximately $102 thousand as compared with 170.6 Bitcoin with an average Bitcoin price of approximately $61 thousand during the twelve months ended December 31, 2024. The decrease in Bitcoin mining revenue for the twelve months ended December 31, 2025 was attributable to the halving that occurred in April 2024 and approximately 4,000 mining machines that were off-line as we repositioned the miners to our Oklahoma site offset in part by the increase in Bitcoin prices.

Specialty finance revenues for the year ended December 31, 2025 was approximately $452 thousand which represents an increase of 2.0% as compared with the approximately $444 thousand generated in the year ended December 31, 2024.

Operating Costs and Expenses

During the year ended December 31, 2025, operating costs and expenses increased by approximately $14.2 million, or 81.1%, to approximately $31.7 million from approximately $17.5 million for the year ended December 31, 2024 primarily due to an increase in fair market value loss on digital assets, an impairment loss on mining equipment and staff costs and payroll along with depreciation expense offset in part by professional fees and mining costs of revenue.

Digital mining cost of revenues

Bitcoin mining costs of revenues for the year ended December 31, 2025 were approximately $5.8 million or 69.9% of digital mining revenues compared with approximately $7.0 million or 67% of digital mined revenues for the year ended December 31, 2024 as the

Company transitioned approximately 4,000 miners from various hosting sites over a six month period to the recently acquired Oklahoma site resulting in no hosting costs for those idled machines. The improved direct mining cost to revenue metric was achieved as the result of lower hosting and electrical costs associated with our Oklahoma mining activity.

Curtailment and energy sales

The sale of power at our Oklahoma site increased to approximately $0.7 million for the year ended December 31, 2025 as compared to nil for 2024 due to participation in energy sales beginning in 2025.

Staff costs and payroll

The net increase of approximately $1.7 million in staff costs and payroll is due to an increase in the non-cash stock compensation expense and adding approximately nine staff at the Oklahoma and Mississippi sites. In addition, incentive pay for the year ended December 31, 2025 was greater compared to the year ended December 31, 2024.

Depreciation and amortization

The increase in depreciation and amortization expense of $0.4 million to $8.2 million for the year ended December 31, 2025 was primarily due to the acquisition of the Mississippi site.

Professional fees

Professional fees (excluding fees paid pursuant to our service agreement with BLGAL), for the years ended December 31, 2025 and 2024 were approximately $1.1 million and $1.5 million, respectively. The $0.4 million decrease was due in part to reduced regulatory filings, deal costs for potential acquisitions and various other matters.

Legal fees for BLGAL for the year ended December 31, 2025 were approximately $0.5 million compared with approximately $0.5 million for the year ended December 31, 2024. See Note 11 Related Party Transactions for further discussion regarding the service agreements with BLGAL.

Selling, general and administrative

The increase in selling, general and administrative expense of $0.8 million to $1.6 million for the year ended December 31, 2025 was primarily due to increases in travel, rent, insurance, office expenses and repairs and maintenance related to the recently acquired Oklahoma and Mississippi sites.

Loss (gain) on fair value of Bitcoin, net

The loss (gain) on fair value of Bitcoin, net for the year ended December 31, 2025 and 2024, was a loss of $1.8 million and a gain of $7.4 million, respectively. The variance mainly results from Bitcoins value at December 31, 2025 of approximately $88 thousand versus $93 thousand as of December 31, 2024.

Impairment loss on mining equipment

The Company incurred a $5.4 million impairment on mining equipment for the year ended December 31, 2025 primarily related to machines to be held and used as compared to $1.4 million impairment for the year ended December 31, 2024, primarily related to machines disposed of in April 2024.

Loss on disposal of assets

The $0.4 million increase in loss on disposal of assets was due to an increase in the number of miners disposed of in 2025 as compared to 2024.

Other operating costs

Other operating costs increased to $1.1 million for the year ended December 31, 2025 from $0.9 million for the year ended December 31, 2024 primarily due to increased costs related to the recently acquired Oklahoma and Mississippi sites.

Other Income and Loss

Unrealized loss on investment and equity securities

The Company recognized an unrealized loss on securities of approximately $0.2 million for the year ended December 31, 2025 as compared with an unrealized loss of approximately $1.1 million for the year ended December 31, 2024 from the revaluation of Seastar Medical Holding Corporation common stock and warrants.

Unrealized gain on Galaxy loan derivative

The Company incurred a $0.3 million unrealized gain on the Galaxy loan derivative for the year ended December 31, 2025.

Loss on fair value of digital assets receivable

The Company incurred a $3.0 million and nil loss on the fair value of the digital assets receivable Bitcoin assets in custody for the Galaxy loan for the year ended December 31, 2025 and 2024, respectively.

Interest Income

During the year ended December 31, 2025, interest income was approximately $3 thousand as compared with $307 thousand for the year ended December 31, 2024 due to various loans provided to the Arthur Group for the Oklahoma site before it was purchased by the Company in late 2024.

Interest Expense

During the year ended December 31, 2025, interest expense was approximately $1.1 million as compared with $0.4 million for the year ended December 31, 2024 due to $6.5 million of new loans used for working capital and the purchase of the Oklahoma site in late 2024 and the Mississippi site in 2025.

Income Tax Expense

During the year ended December 31, 2025, the Company generated a $27.0 million net loss before income taxes. The Company's income tax due was nil as of December 31, 2025. The Company recognized net income tax expense of nil for the year ended December 31, 2025.

During the year ended December 31, 2024, the Company generated a $7.7 million net loss before income taxes. The Company's income tax due was nil as of December 31, 2024. The Company recognized net income tax expense of nil for the year ended December 31, 2024.

Under ASC 740-10-30-5, Income Taxes, deferred tax assets should be reduced by a valuation allowance if, based on the weight of available evidence, it is more-likely-than-not (i.e., a likelihood of more than 50%) that some portion or all of the deferred tax assets will not be realized. The Company considers all positive and negative evidence available in determining the potential realization of deferred tax assets including, primarily, the recent history of taxable earnings or losses. Based on operating losses reported by the Company in prior years, the Company concluded there was not sufficient positive evidence to overcome this recent operating history. As a result, the Company believes that a valuation allowance continues to be necessary based on the more-likely-than-not threshold noted above. The Company recorded a valuation allowance of approximately $21.7 million and $16.2 million for the year ended December 31, 2025 and 2024, respectively.

Net Loss Attributable to Non-Controlling Interest

The Company owns 69.5% of LMFAO Sponsor LLC (“Sponsor”). As such, approximately $55 thousand and $0.3 million of the $0.2 million and $1.1 million net unrealized loss recognized by the Sponsor’s ownership of Seastar Medical Holding Corporation (formerly LMAO) is attributed to the Non-Controlling Interest for the years ended December 31, 2025 and 2024, respectively.

Net Loss Attributable to LM Funding America, Inc.

During the year ended December 31, 2025, the Company generated a net loss attributable to LM Funding America, Inc. of approximately $26.9 million as compared with net loss attributable to LM Funding America, Inc. of approximately $7.3 million for the year ended December 31, 2024, for the reasons mentioned above.

Net Loss Attributable to Common Shareholders

During the year ended December 31, 2025 and 2024, net loss attributable to common shareholders was $1.6 million and $6.8 million higher, respectively, than net loss attributable to LM Funding America, Inc. due to deemed dividends related to warrant repricing and warrant inducement. During the year ended December 31, 2025, net loss attributable to common shareholders was $28.5 million as compared with $14.1 million for the year ended December 31, 2024.

LIQUIDITY AND CAPITAL RESOURCES

General

As of December 31, 2025, we had $1.4 million of cash and cash equivalents and $18.5 million of digital assets (211.4 Bitcoin with average cost of approximately $88 thousand), of which $7.7 million is pledged as collateral against outstanding borrowings, compared with $3.4 million of cash and cash equivalents and $14.0 million of digital assets (150.2 Bitcoin with average cost of approximately $93 thousand) at December 31, 2024). This does not include 145 Bitcoins valued at $12.7 million classified as Digital assets receivable as of December 31, 2025.

The decrease in cash for the year ended December 31, 2025 is due primarily to several equity and warrant transactions with net proceeds totaling $27.3 million and net borrowings totaling $13.0 million offset in part by the purchase of $22.8 million of digital assets, $8.0 million for the repurchase of common stock and warrants and $4.2 million used towards the purchase of the Mississippi site.

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

As of December 31, 2025 and December 31, 2024, our liquidity was comprised of:

	December 31, 2025	December 31, 2024
Cash and cash equivalents	$1,424,426	$3,378,152
Bitcoin - current portion	8,063,474	9,021,927
Bitcoin - long-term	10,433,035	5,000,000
Bitcoin receivable	12,678,014	-
Marketable securities	37,380	27,050
End of Period	$32,636,329	$17,427,129

The Company's Bitcoin balance as of December 31, 2025, and 2024, was as follows:

Bitcoin
	December 31, 2025	December 31, 2024
Number of Bitcoin held	211.4	150.2

Carrying basis - per Bitcoin	$100,863	$65,332
Fair value - per Bitcoin	$87,505	$93,354
Carrying basis of Bitcoin	$21,322,419	$9,812,891
Fair value of Bitcoin	$18,494,338	$14,019,205

The Company's cash flow summary for the years ended December 31, 2025 and 2024 are as follows:

	Year ended December 31,
	2025	2024
Cash flows used in operating activities	$(13,987,759)	$(11,946,179)
Cash flows provided by (used in) investing activities	(19,543,085)	379,421
Cash flows provided by financing activities	31,577,118	12,543,079
Net increase (decrease) in cash	(1,953,726)	976,321
Cash - beginning of year	3,378,152	2,401,831
Cash - end of period	$1,424,426	$3,378,152

Recent Capital Raising Transactions

The Company received $27.3 million in net proceeds from equity financing transactions during the year ended December 31, 2025 compared with $6.9 million for the year ended December 31, 2024.

Contractual Obligations

We had no material contractual obligations as of December 31, 2025. On February 5, 2026, we placed an order for 300 Bitmain S19XP miners for approximately $126,900.

Cash from Operations

Net cash used in operations was approximately $14.0 million during the year ended December 31, 2025 compared with net cash used in operations of $11.9 million during the year ended December 31, 2024. Bitcoin received from mining operations of approximately $8.3 million for 2025 and $10.4 million for 2024 is not considered a cash generative activity for cashflow purposes.

Cash from Investing Activities

Net cash used in investing activities was $19.5 million during the year ended December 31, 2025 as compared with net cash provided by investing activities of $0.4 million during the year ended December 31, 2024. During the year ended December 31, 2025, the Company invested $2.2 million in mining equipment, purchased Bitcoin for $22.8 million and acquired a mining site for approximately $4.2 million. During the year ended December 31, 2024, the Company invested $1.7 million in mining equipment, received $1.4 million from a notes receivable for Seastar Medical Holding Corporation and acquired a mining site for approximately $7.4 million, of which $3.6 million was paid in cash and $3.8 million was credited against outstanding loans, including accrued interest, made by the Company and its affiliates to Seller.

Cash from Financing Activities

Net cash provided by financing activities was $31.6 million during the year ended December 31, 2025 as compared with net cash provided by financing activities of $12.5 million for the year ended December 31, 2024. During the year ended December 31, 2025 the Company received net proceeds from equity offerings of $27.3 million and proceeds of borrowings of $13.0 million used primarily for Bitcoin purchases and acquisition purposes, offset by stock repurchases of $8.0 million. During the year ended December 31, 2024, the Company received net proceeds from borrowings of $6.3 million for working capital and acquisition purposes and raised $6.9 million in net proceeds from equity offerings and the exercise of warrants.

Outstanding Debt

Debt of the Company consisted of the following:

	December 31, 2025	December 31, 2024
Financing agreement with Imperial PFS that is unsecured. Down payment of $47,990 was required upfront and ten installment payments of $47,990 are to be made over the loan term. The note matured on August 1, 2025. Annualized interest is 9.35%.	-	382,013

Financing agreement with Imperial PFS that is unsecured. Down payment of $14,040 was required upfront. Three installment payments of $14,830 and eight installment payments of $717 are to be made over the loan term. The note matured on July 1, 2025. Annualized interest is 10.45%.	-	4,299

Financing agreement with Imperial PFS that is unsecured. Down payment of $9,218 was required upfront. Eleven installment payments of $16,743 are to be made over the loan term. The note matures on June 1, 2026. Annualized interest is 9.45%.	100,461	-

Financing agreement with Imperial PFS that is unsecured. Down payment of $6,900 was required upfront. Six installment payments of $12,604 are to be made over the loan term. The note matures on June 1, 2026. Annualized interest is 9.45%.	75,627	-

Financing agreement with Imperial PFS that is unsecured. Down payment of $50,635 was required upfront. Ten installment payments of $47,553 are to be made over the loan term. The note matures on August 1, 2026. Annualized interest is 8.6%.	380,423	-

Secured loan with Brown Family Enterprises LLC. The note matures on June 30, 2026. Interest was 10% per annum for the year ended December 31, 2024, with an increase to 11% per annum as of March 27, 2025.	1,500,000	1,500,000

Loan with SE & AJ Liebel Limited Partnership. $2.2 million of Bitcoin has been pledged as collateral. The note matures on September 15, 2027. Interest is 12% per annum.	2,000,000	-

Loan with SE & AJ Liebel Limited Partnership. $5.5 million of Bitcoin has been pledged as collateral. The note matures on August 6, 2026. Interest is 12% per annum.	5,000,000	5,000,000

Loan with Galaxy Digital LLC. $12.7 million worth of Bitcoin has been pledged as collateral. The note matures on April 24, 2026. Interest is 0% per annum.	11,000,000	-

Debt discount	(196,259)	(134,655)
	$19,860,252	$6,751,657

Minimum required principal payments on the Company’s debt as of December 31, 2025 are as follows:

Maturity	Amount
2026	18,056,511
2027	2,000,000
$20,056,511

During the years ended December 31, 2025 and 2024 the Company paid $734 thousand and $709 thousand in principal and financing repayments, respectively.

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

The following tables reconcile net loss, which we believe is the most comparable GAAP measure, to EBITDA and Core EBITDA:

	Year ended December 31,
	2025	2024

Net loss	$(26,975,191)	$(7,655,432)
Income tax expense	-	-
Interest expense	1,124,685	443,700
Depreciation and amortization	8,171,570	7,774,161
Income (loss) before interest, taxes & depreciation	$(17,678,936)	$562,429
Unrealized loss on investment and equity securities	179,972	1,097,433
Loss on disposal of mining equipment	501,800	136,100
Impairment loss on mining equipment	5,391,857	1,379,375
Impairment loss on prepaid machine deposits	4,885	12,941
Costs associated with At-the-Market Equity program	-	119,050
Contract termination costs	-	250,001
Stock compensation and option expense	687,748	519,542
Core income (loss) before interest, taxes & depreciation	$(10,912,674)	$4,076,871

Core loss for the year ended December 31, 2025 includes a loss on fair value of Bitcoin, net of $1.8 million and a $3.0 million loss on fair value of digital assets receivable. Core income for the year ended December 31, 2024 includes a $7.4 million gain on fair value of Bitcoin, net.

Critical Accounting Estimates and Policies

Our financial statements are prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of the consolidated financial statements in conformity with GAAP requires our management to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities, the disclosure or inclusion of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the period. There are no critical accounting estimates for the year ended December 31, 2025 or 2024.

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

Based on management’s evaluation (in accordance with Exchange Act Rule 13a-15(b)), our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f).

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that we did maintain effective internal control over financial reporting as of December 31, 2025.

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

Changes in Internal Control Over Financial Reporting.

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the quarter ended December 31, 2025, none of the Company's directors or executive officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as defined in Item 408 of Regulation S-K.

2026 Annual Meeting of Shareholders

Our Board of Directors has determined that the Company’s 2026 Annual Meeting of Shareholders (the “2026 Annual Meeting”) will be held at 1200 West Platt Street, Suite 100 Tampa, Florida 33606, on June 16, 2026. More detailed information regarding the 2026 Annual Meeting will be set forth in the Company’s Definitive Proxy Statement on Schedule 14A to be filed with the Securities and Exchange Commission (“SEC”). Because the date of the 2026 Annual Meeting date has been changed by more than 30 days from the anniversary date of the Company’s 2025 Annual Meeting of Shareholders (the “2025 Annual Meeting”), in accordance with Rule 14a-5(f) under the Exchange Act, the Company is hereby informing shareholders of such change. In addition, because the 2026 Annual Meeting will be held more than 30 days from the anniversary date of the 2025 Annual Meeting, the deadlines set forth in the proxy statement for the 2025 Annual Meeting for the submission of shareholder proposals pursuant to Rule 14a-8 of the Exchange Act and director nominations pursuant to the Company’s proxy access rights, in each case for consideration at the 2026 Annual Meeting, no longer apply. Further, because the date of the 2026 Annual Meeting will be held more than 60 days from the anniversary date of the 2025 Annual Meeting, the deadlines set forth in the proxy statement for the 2025 Annual Meeting for shareholders to submit a notice of a proposal outside the processes of Rule 14a-8 of the Exchange Act and a notice of proposed director nominations, in each case for consideration at the 2026 Annual Meeting, no longer apply.

In order for a shareholder proposal, submitted solely pursuant to Rule 14a-8 of the Exchange Act, to be considered timely for inclusion in the Company’s proxy statement and form of proxy for the 2026 Annual Meeting, such proposal must be received by the Company by April 10, 2026. Therefore, in order for a shareholder to submit a proposal for inclusion in the Company’s proxy materials for the 2026 Annual Meeting, the shareholder must comply with the requirements set forth in Rule 14a-8, including, without limitation, with respect to the subject matter of the proposal, and must deliver the proposal and all required documentation to the Company at its principal executive offices at the address set forth below no later than April 10, 2026. The public announcement of an adjournment or postponement of the date of the 2026 Annual Meeting will not commence a new time period (or extend any time period) for submitting a proposal pursuant to Rule 14a-8. Any such shareholder proposals should be mailed to the Company at the following address: LM Funding America, Inc., Attention: Bruce M. Rodgers, Chief Executive Officer, 1200 West Platt Street, Suite 100, Tampa, Florida 33606.

Because the date of the 2026 Annual Meeting will be held more than 60 days from the anniversary date of the 2025 Annual Meeting, to be timely in accordance with the Company’s Restated Bylaws (the “Bylaws”), shareholders intending to submit a proposal outside the processes of Rule 14a-8 of the Exchange Act or a proposed director nomination, in each case for consideration at the 2025 Annual Meeting, must cause a notice of such proposal and/or proposed director nomination to be received by the Company at the same address provided above no later than the close of business on April 10, 2026, which is the 10th day following the first public disclosure by the Company of the date of the 2026 Annual Meeting. In addition to satisfying the requirements under the Bylaws, shareholders who intend to solicit proxies in support of director nominees other than the Company’s nominees at the 2026 Annual Meeting must provide notice to the Company’s Corporate Secretary no later than April 10, 2026 in accordance with Rule 14a-19 of the Exchange Act, also known as the universal proxy rule. In no event shall any adjournment or postponement of the 2026 Annual Meeting, or the announcement thereof, commence a new time period for the giving of such notices. Such notices must also comply with all other requirements set forth in the Bylaws (which, in the case of proposed director nominations, also requires the information required by Rule 14a-19 of the Exchange Act), the Exchange Act, and other applicable laws.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item will be included in and is hereby incorporated by reference from our definitive proxy statement relating to our 2026 annual meeting of stockholders or an amendment to this Form 10-K, which we intend to file within 120 days after the end of our fiscal year ended December 31, 2025.

Our Board of Directors has adopted a Code of Ethics and Business Conduct that applies to our executive officers, as well as to the members of our Board of Directors and our other officers and employees (the “Code of Conduct”). The Code of Conduct is available on our website at https://www.lmfunding.com/investors. We intend to satisfy the amendment and waiver disclosure requirements under applicable securities regulations by posting any amendments of, or waivers to, the Code of Ethics and Conduct on our website.

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

Item 11. Executive Compensation.

The information required by this Item will be included in and is hereby incorporated by reference from our definitive proxy statement relating to our 2026 annual meeting of stockholders or an amendment to this Form 10-K, which we intend to file within 120 days after the end of our fiscal year ended December 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be included in and is hereby incorporated by reference from our definitive proxy statement relating to our 2025 annual meeting of stockholders or an amendment to this Form 10-K, which we intend to file within 120 days after the end of our fiscal year ended December 31, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be included in and is hereby incorporated by reference from our definitive proxy statement relating to our 2026 annual meeting of stockholders or an amendment to this Form 10-K, which we intend to file within 120 days after the end of our fiscal year ended December 31, 2025.

Item 14. Principal Accounting Fees and Services.

The information required by this Item will be included in and is hereby incorporated by reference from our definitive proxy statement relating to our 2026 annual meeting of stockholders or an amendment to this Form 10-K, which we intend to file within 120 days after the end of our fiscal year ended December 31, 2025.

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

Item 16. Form 10-K Summary.

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

LM Funding America, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of LM Funding America, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, change in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Bitcoin Mining Revenue

As disclosed in Note 1 to the financial statements, the Company accounts for revenue in accordance with Topic 606, Revenue from Contracts with Customers. The Company provides hash calculations to third-party operated mining pools and in exchange for providing the service, the Company earns non-cash consideration in the form of Bitcoin based on the Full-Pay-Per-Share (“FPPS”) payout method set forth by the mining pool operators. Bitcoin mining revenue is comprised of the block reward and transaction fees earned by the Company net of the mining pool fees charged by the mining pool operators. During the years ended December 31, 2025 and 2024, the Company recognized net bitcoin mining revenue of approximately $8.3 million and $10.4 million, respectively.

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

The primary procedures we performed to address this critical audit matter included the following:

•
We independently confirmed with mining pool operator the significant contractual terms utilized in the determination of mining revenue, total mining rewards earned by the Company, and the Company’s digital asset wallet addresses in which the rewards are deposited.

•
Using the Company’s digital asset wallet addresses confirmed by the mining pool operator, we reconciled the mining revenue earned from and paid by the mining pool operator against on-chain transactions independently obtained from the blockchain.

•
We evaluated the reasonableness of the prices utilized by the Company to value bitcoin by obtaining independent bitcoin prices and comparing those to the prices used by the Company.

•
We recalculated the Company’s recorded mining revenue per the calculation prescribed in the FPPS payout method, based on the hash calculation service provided to the mining pool operator, using independently obtained blockchain contractual inputs and independent bitcoin prices.

•
We undertook an analytical review of total bitcoin mining revenue by developing an expectation of the hash rate contributed to the mining pool operator and the mining revenue earned, and compared our expectation to the amount recorded by the Company.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2018.

Houston, Texas

March 31, 2026

LM FUNDING AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2025	2024
Assets
Cash	$1,424,426	$3,378,152
Digital assets - current (Note 4)	2,563,474	9,021,927
Finance receivables	17,533	21,051
Marketable securities (Note 7)	37,380	27,050
Receivable from sale of Symbiont assets (Note 7)	-	200,000
Prepaid expenses and other assets	1,198,486	827,237
Digital assets - collateral (Note 4)	5,500,000	-
Digital assets receivable, net (Note 4)	12,678,014	-
Galaxy loan derivative (Note 8)	47,673	-
Income tax receivable	31,187	31,187
Current assets	23,498,173	13,506,604

Fixed assets, net (Note 5)	9,917,350	18,376,948
Intangible assets, net (Note 5)	6,327,769	5,478,958
Deposits on mining equipment (Note 6)	1,597	467,172
Long-term investments - equity securities (Note 7)	233	4,255
Investment in Seastar Medical Holding Corporation (Note 7)	24,840	200,790
Digital assets - long-term (Note 4)	8,233,035	-
Digital assets - collateral (Note 4)	2,200,000	5,000,000
Right of use assets (Note 9)	728,995	938,641
Other assets	384,234	73,857
Long-term assets	27,818,053	30,540,621
Total assets	$51,316,226	$44,047,225

Liabilities and stockholders’ equity
Accounts payable and accrued expenses	1,745,875	989,563
Note payable - short-term (Note 8)	7,006,912	386,312
Master digital currency loan (Note 8)	10,920,838	-
Due to related parties (Note 11)	48,319	15,944
Current portion of lease liability (Note 9)	194,618	170,967
Total current liabilities	19,916,562	1,562,786

Note payable - long-term (Note 8)	1,932,502	6,365,345
Lease liability - net of current portion (Note 9)	590,368	776,535
Long-term liabilities	2,522,870	7,141,880
Total liabilities	22,439,432	8,704,666

Stockholders' equity (Note 12)
Preferred stock, par value $.001; 150,000,000 shares authorized; no shares issued and outstanding as of December 31, 2025 and December 31, 2024	-	-
Common stock, par value $.001; 350,000,000 shares authorized; 14,123,497 and 5,133,412 shares issued and outstanding as of December 31, 2025 and December 31, 2024	13,592	4,602
Additional paid-in capital	123,186,921	102,685,470
Accumulated deficit	(92,582,928)	(65,662,731)
Total LM Funding America stockholders' equity	30,617,585	37,027,341
Non-controlling interest	(1,740,791)	(1,684,782)
Total stockholders' equity	28,876,794	35,342,559
Total liabilities and stockholders’ equity	$51,316,226	$44,047,225

The accompanying notes are an integral part of these consolidated financial statements.

LM FUNDING AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2025	2024
Revenues:
Digital mining revenues	$8,283,423	$10,432,605
Specialty finance revenue	452,476	443,599
Rental revenue	108,834	123,444
Total revenues	8,844,733	10,999,648
Operating costs and expenses:
Digital mining cost of revenues (exclusive of depreciation and amortization shown below)	5,792,433	6,990,856
Curtailment and energy sales	(658,048)	-
Staff costs and payroll	6,210,804	4,556,781
Depreciation and amortization	8,171,570	7,774,161
Loss (gain) on fair value of Bitcoin, net	1,808,174	(7,350,805)
Impairment loss on mining equipment	5,391,857	1,379,375
Professional fees	1,640,569	2,057,165
Selling, general and administrative	1,582,568	817,041
Real estate management and disposal	115,040	159,913
Collection costs	41,843	41,043
Settlement costs with associations	3,693	-
Loss on disposal of assets	501,800	136,100
Other operating costs	1,127,317	899,569
Total operating costs and expenses	31,729,620	17,461,199
Operating loss	(22,884,887)	(6,461,551)
Unrealized gain on marketable securities	10,330	9,190
Impairment loss on prepaid machine deposits	(4,885)	(12,941)
Unrealized loss on investment and equity securities	(179,972)	(1,097,433)
Unrealized gain on Galaxy loan derivative	285,160	-
Gain (loss) on fair value of purchased Bitcoin, net	(52,704)	39,197
Loss on fair value of digital assets receivable	(3,017,485)	-
Credit loss on digital assets receivable	(9,187)	-
Other income - coupon sales	-	4,490
Interest expense	(1,124,685)	(443,700)
Interest income	3,124	307,316
Loss before income taxes	(26,975,191)	(7,655,432)
Income tax expense	-	-
Net loss	$(26,975,191)	$(7,655,432)
Less: loss attributable to non-controlling interest	54,994	340,056
Net loss attributable to LM Funding America Inc.	$(26,920,197)	$(7,315,376)
Less: deemed dividends (Note 9)	(1,579,020)	(6,794,924)
Net loss attributable to common shareholders	$(28,499,217)	$(14,110,300)

Basic loss per common share (Note 1)	$(3.28)	$(5.02)
Diluted loss per common share (Note 1)	$(3.28)	$(5.02)

Weighted average number of common shares outstanding
Basic	8,700,377	2,808,064
Diluted	8,700,377	2,808,064

The accompanying notes are an integral part of these consolidated financial statements.

LM FUNDING AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	Common Stock
	Shares	Amount	Additional paid-in capital	Accumulated Deficit	Non-Controlling Interest	Total Equity
Balance - December 31, 2023	2,492,964	$2,493	$95,145,376	$(58,961,461)	$(1,325,110)	$34,861,298
Stock option expense	-	-	443,220	-	-	443,220
Stock compensation	-	-	76,322	-	-	76,322
Cumulative effect of change in accounting principle (See Note 1)	-	-	-	614,106	-	614,106
Stock issued for option exercise	6,219	6	24,994	-	-	25,000
Member distributions	-	-	-	-	(19,616)	(19,616)
Stock issued for services	29,674	30	99,971	-	-	100,001
Warrant exercise	2,326,555	1,795	4,747,176	-	-	4,748,971
Shares issued for cash in public offering, net	278,000	278	2,148,411	-	-	2,148,689
Net loss	-	-	-	(7,315,376)	(340,056)	(7,655,432)
Balance - December 31, 2024	5,133,412	$4,602	$102,685,470	$(65,662,731)	$(1,684,782)	$35,342,559
Stock option expense	-	-	687,748	-	-	687,748
Stock issued for services	319,600	320	431,140	-	-	431,460
Member distributions	-	-	-	-	(1,015)	(1,015)
Warrant exercise	33,333	33	95,966	-	-	95,999
Shares issued under equity offering, net	11,945,727	11,946	27,256,954	-	-	27,268,900
Shares repurchased	(3,308,575)	(3,309)	(7,970,357)	-	-	(7,973,666)
Net loss	-	-	-	(26,920,197)	(54,994)	(26,975,191)
Balance - December 31, 2025	14,123,497	$13,592	$123,186,921	$(92,582,928)	$(1,740,791)	$28,876,794

The accompanying notes are an integral part of these consolidated financial statements.

LM FUNDING AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(26,975,191)	$(7,655,432)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	8,171,570	7,774,161
Noncash lease expense	224,356	109,842
Amortization of debt issue costs and debt discount	255,968	35,435
Stock compensation	-	76,322
Stock option expense	687,748	443,220
Professional fees paid in common shares	177,660	100,001
Accrued investment income	-	(197,104)
Accrued interest expense on finance lease	55,510	-
Digital assets other income	-	(4,490)
Loss (gain) on fair value of Bitcoin, net	1,860,878	(7,390,002)
Loss on fair value of digital assets receivable	3,017,485	-
Impairment loss on mining machines	5,391,857	1,379,375
Impairment loss on mining machine deposits	4,885	12,941
Unrealized gain on marketable securities	(10,330)	(9,190)
Unrealized gain on Galaxy loan derivative	(285,160)	-
Credit loss on digital assets receivable	9,187	-
Unrealized loss on investment and equity securities	179,972	1,097,433
Loss on disposal of fixed assets	501,800	136,100
Change in operating assets and liabilities:
Prepaid expenses and other assets	471,518	3,781,133
Hosting deposits	-	(12,941)
Advances (repayments) to related party	32,375	(6,901)
Accounts payable and accrued expenses	756,312	(1,075,346)
Mining of digital assets	(8,283,423)	(10,432,605)
Lease liability payments	(232,736)	(108,131)
Net cash used in operating activities	(13,987,759)	(11,946,179)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net collections (investment) of finance receivables - original product	(6,235)	1,059
Net collections (investment) of finance receivables - special product	9,753	(2,889)
Capital expenditures	(2,206,954)	(1,732,472)
Proceeds from sale of fixed assets	-	78,806
Collection of note receivable	200,000	1,449,066
Acquisition of hosting site	(4,230,369)	(3,642,870)
Investment in notes receivable	-	(3,587,195)
Investment in digital assets - Bitcoin	(22,788,057)	(485,500)
Investment in digital assets - Tether	(33,143)	-
Proceeds from sale of Bitcoin	9,030,783	8,309,104
Proceeds from the sale of Tether	33,694	11,928
Change in deposits for mining equipment	448,458	-
Distribution to members	(1,015)	(19,616)
Net cash provided by (used in) investing activities	(19,543,085)	379,421
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings, net of issuance costs	12,919,915	6,329,910
Insurance financing repayments	(734,030)	(709,491)
Exercise of options	-	25,000
Proceeds from warrant exercise	95,999	4,748,971
Proceeds from the issuance of common stock, net of issuance costs	27,268,900	2,148,689
Repurchase of common stock	(7,973,666)	-
Net cash provided by financing activities	31,577,118	12,543,079
NET INCREASE (DECREASE) IN CASH	(1,953,726)	976,321
CASH - BEGINNING OF PERIOD	3,378,152	2,401,831
CASH - END OF PERIOD	$1,424,426	3,378,152

SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES
Insurance financing	$904,229	$528,217
ROU assets and lease obligation recognized	$-	$859,474
ROU asset true-up	$14,710	$-
Initial recognition of Galaxy loan derivative	$237,487	$-
Tech infrastructure note receivable applied towards acquisition	$-	$3,775,731
Change in accounting principle (see Note 1)	$-	$614,106
Digital assets transferred to digital assets receivable, net	$15,704,686	$-
Issuance of common stock as retainer for services	$253,800	$-
SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION
Cash paid for taxes	$-	$-
Cash paid for interest	$692,535	$430,232

The accompanying notes are an integral part of these consolidated financial statements.

LM FUNDING AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

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

Bitcoin Treasury Operations and Strategy

During August 2025, we raised approximately $21.3 million in net proceeds from capital raises and we purchased 164 Bitcoins with substantially all of the proceeds from such offering. In December 2025, we raised approximately $5.9 million in net proceeds from a capital raise and we purchased 47 Bitcoins with substantially all of the proceeds from such offering. Our Bitcoin treasury strategy for the next twelve months includes acquiring and holding Bitcoin, using cash flows from operations that exceed working capital requirements, and from time to time, subject to market conditions, issuing equity or debt securities or engaging in other capital raising transactions with the objective of using the proceeds to purchase Bitcoin. We have not set any specific target for the amount of Bitcoin we seek to hold, and we will continue to monitor market conditions in determining whether to engage in additional Bitcoin purchases. This overall strategy also contemplates that we may periodically sell Bitcoin for general corporate purposes or in connection with strategies that generate tax benefits in accordance with applicable law, enter into additional capital raising transactions, including those that could be collateralized by its Bitcoin holdings, and consider pursuing strategies to create income streams or otherwise generate funds using our Bitcoin holdings. As of December 31, 2025, we controlled 211.4 Bitcoin and 145 Bitcoin were held as collateral and presented as a receivable.

We currently maintain a formal, documented strategy that governs circumstances under which we acquire or monetize our Bitcoin holdings. Decisions to purchase or sell Bitcoin are made on a case-by-case basis at management’s discretion, taking into account factors such as our liquidity, general market conditions, and anticipated cash requirements. As of December 31, 2025, Bitcoin represented 100% of our treasury holdings. We do have small holdings of Tether and USDC outside of our treasury holdings that value in the aggregate less than $10,000 and are used for purchases with merchants that accept such crypto assets as payment. We do not currently engage in hedging activities. We have not implemented derivative transactions, futures, options, swaps, or other financial instruments to reduce our exposure to Bitcoin price volatility other than the Galaxy loan collar derivative. Any future hedging activity, if undertaken, would be determined by management on a discretionary basis.

Bitcoin Mining Business

We obtain Bitcoin as a result of our mining operations, and we sell Bitcoin from time to time, to support our operations and strategic growth. We plan to convert our Bitcoin to U.S. dollars. We may engage in regular trading of Bitcoin or engage in hedging activities related to our holding of Bitcoin. However, our decisions to hold or sell Bitcoin at any given time may be impacted by the Bitcoin market, which has been historically characterized by significant volatility. Currently, we do not use a formula or specific methodology to determine whether or when we will sell Bitcoin that we hold, or the number of Bitcoins we will sell. Rather, decisions to hold or sell Bitcoins are currently determined by management by monitoring the market in real time. As of December 31, 2025 and December 31, 2024, the Company had approximately 7,200 and 5,840 machines respectively, which amounted to operating units capable of producing 812 petahash and 615 petahash, respectively, per second (“EH/s”) of computing power.

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

Principles of Consolidation

The consolidated financial statements include the accounts of LMFA and its wholly-owned subsidiaries: LM Funding, LLC; REO Management Holdings, LLC (including all 100% owned subsidiary limited liability companies); LM Funding of Colorado, LLC; LM Funding of Washington, LLC; LM Funding of Illinois, LLC; US Digital (includes all 100% owned subsidiary limited liability companies) and various single purpose limited liability corporations owned by REO Management Holdings, LLC which own various properties. It also includes LMFA Sponsor LLC (a 69.5% owned subsidiary). All significant intercompany balances and transactions have been eliminated in consolidation.

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

Liquidity

The accompanying consolidated financial statements of the Company have been prepared assuming the Company will continue as a going concern. The going concern basis of presentation assumes that the Company will continue in operation one year after the date these financial statements are issued and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. The evaluation of going concern under the accounting guidance requires significant judgment which involves the Company to consider that it has historically incurred losses in recent years as it has prepared to grow its business through expansion and acquisition opportunities. The Company must also consider its current liquidity as well as future market and economic conditions that may be deemed outside the control of the Company as it relates to obtaining financing and generating future profits. As of December 31, 2025, the Company had $1.4 million available cash on-hand and Bitcoin with a fair market value of $18.5 million (of which $7.7 million is pledged as collateral against outstanding borrowings and classified within “Digital assets - collateral” on the consolidated balance sheets). Bitcoin classified as “Digital assets - long term” could be utilized for operational purposes if necessary. After considering its current liquidity and future market and economic conditions, the Company has concluded there is no substantial doubt about the Company’s ability to continue as a going concern.

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

Segment and Reporting Unit Information

Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Chief Executive Officer and Chief Financial Officer of the Company are determined to comprise the CODM, as a group. The Company has two operating segments as of December 31, 2025, which we refer to as Specialty Finance and Mining and Treasury Operations. Our corporate oversight function and other components that may earn revenues that are only incidental to the activities of the Company are aggregated and included in the “All Other” category. See Note 13, “Segment Information”.

Cash

The Company maintains cash balances at several financial institutions that are insured under the Federal Deposit Insurance Corporation’s (“FDIC”) Transition Account Guarantee Program. Balances with the financial institutions may exceed federally insured limits. As of December 31, 2025 and 2024 we have approximately $0.4 million and $2.3 million of cash in various institutions that exceed the FDIC or SIPC insurance coverage limit of $250,000.

Digital Assets

Bitcoin held under our treasury strategy are included in long term assets in the consolidated balance sheets due to the Company's intention to hold the Bitcoin for long term investment. The remaining Bitcoin expected to be used for general working capital purposes are included in current assets in the consolidated balance sheets due to the Company’s ability to sell Bitcoin in a highly liquid marketplace and such Bitcoin holdings are expected to be realized in cash or sold or consumed during the normal operating cycle of the Company. As a result of adopting ASC 350-60 on January 1, 2024, Bitcoin is measured at fair value as of each reporting period. The fair value of Bitcoin is measured using the period-end closing Bitcoin price from its principal market in accordance with ASC 820, Fair Value Measurement. Since Bitcoin is traded on a 24-hour period, the Company utilizes the price as of at fair value at 23:59:59 UTC time, which aligns with the Company's revenue recognition cut-off. The decrease (increase) in fair value from each reporting period is reflected on the consolidated statements of operations as “Loss (gain) on fair value of Bitcoin, net”. The Company sells Bitcoin and such gains and losses from such transactions are measured as the difference between the cash proceeds and the carrying basis of Bitcoin as determined on a First In-First Out basis and are recorded within “Loss (gain) on fair value of Bitcoin, net”.

Bitcoin, which is non-cash consideration earned by the Company through its mining activities, are included as a reconciling item as a cash outflow within operating activities on the accompanying consolidated statements of cash flows. The cash proceeds from the sales of Bitcoin are classified based on the holding period in which the Bitcoin are held. ASC 350-60 specifies that Bitcoin converted nearly immediately into cash would qualify as cash flows from operating activities and all other sales would qualify as investing activities. The Company evaluates its sales of Bitcoin and will record Bitcoin sold nearly immediately as operating cash flows and the remainder will be recorded as investing activities. During the year ended December 31, 2025 and 2024, all proceeds from Bitcoin sales were classified as investing activities.

Digital Assets Receivable, net

The Company has pledged Bitcoin as collateral for a draw under its loan facility (the “Galaxy Loan Facility”) with Galaxy Digital LLC (“Galaxy”). While the loan is outstanding, Galaxy has the right and the ability to use the digital assets at its discretion, including the ability to sell or pledge the borrowed digital assets to third parties. Following the Company's full payment of the loan, Galaxy is obligated to return the same type and quantity of digital assets as those pledged by the Company.

The digital assets receivable are initially measured upon transfer at fair value and subsequently remeasured at fair value at each reporting period. The changes in fair value are recognized on the consolidated statements of operations, in accordance with ASC 350-60.

The digital assets receivable balance is evaluated for possible credit losses, in accordance with ASC 326 - Financial Instruments - Credit Losses. The allowance for credit losses on digital assets receivable under the current expected credit loss (“CECL”) model is determined by utilizing the profitability of default (“PD”) loss given default (“LGD”) approach. In order to apply the PD LGD approach, management considers the remaining expected life of the loans and forecasts of future economic conditions. Allowance for credit losses are included in “Credit loss on digital assets receivable” on the consolidated statements of operations. Refer to Note 4.

Derivatives

The Company evaluates its financing and service arrangements to determine whether certain arrangements contain features that qualify as embedded derivatives requiring bifurcation in accordance with ASC 815, Derivatives and Hedging. Embedded derivatives that are required to be bifurcated from the host instrument or arrangement are accounted for and valued as separate financial instruments. As of December 31, 2025 there was an embedded derivative recognized related to the Galaxy loan facility (refer to Note 8). There were no embedded derivatives requiring separation from the host instrument as of December 31, 2024.

The Company does not elect to designate derivative instruments as hedges for accounting purposes. As such, our derivative instruments are recorded at fair value each reporting period as “Galaxy loan derivative” on the consolidated balance sheets, with subsequent changes in fair value recognized in “Changes in fair value of Galaxy loan derivative” on the consolidated statements of operations. The Company classifies derivative assets or liabilities as current or non-current based on whether settlement of the instrument could be required within 12 months of the balance sheet date.

Investments in Securities

Investment in Securities includes investments in common stocks which are reported at fair value with changes in unrecognized gains or losses included in other income on the consolidated statements of operations.

Investments in Unconsolidated Entities

We account for investments in less than 50% owned and more than 20% owned entities using the equity method of accounting. Because we have elected the fair value option for these securities, unrealized holding gains and losses during the period are included in other income within the consolidated statements of operations.

Fair Value of Financial Instruments

FASB ASC 825-10, Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the consolidated balance sheets.

Fixed Assets

The Company capitalizes all acquisitions of fixed assets in excess of $500. Fixed assets are stated at cost, net of accumulated depreciation. State and local use tax for equipment shipped from overseas is generally accrued on a quarterly basis at the time equipment is placed in service and is paid to the state in which the equipment is being utilized. Depreciation is computed using the straight-line method over the estimated useful lives of the assets and commences once the assets are ready for their intended use. Fixed assets are comprised of furniture, computer, office equipment, buildings and mining machines with assigned useful lives of three to thirty years.

The Company classifies mining machine deposit payments within “Deposits on mining equipment" in the consolidated balance sheets. As mining machines are received, the respective cost of the mining machines plus the related shipping and customs fees are reclassified from “Deposits on mining equipment" to “Fixed assets, net” in the consolidated balance sheets.

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

Right to Use Assets

The Company capitalizes all leased assets pursuant to ASU 2016-02, “Leases (Topic 842)”, which requires lessees to recognize right-of-use assets and lease liability, initially measured at present value of the lease payments, on its balance sheets for leases with terms longer than 12 months and classified as either financing or operating leases. As of December 31, 2025 and 2024, right to use assets, net of accumulated amortization, was approximately $0.7 million and $0.9 million.

Impairment of Long-Lived Assets

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment amount is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. There was $5.4 million and nil impairment of long-lived assets for the years ended December 31, 2025 and 2024. Refer to Note 5.

Revenue Recognition - Bitcoin Mining

Our accounting policy on revenue recognition for our Bitcoin mining segment is provided below.

Step 1: The Company enters into a contract with a Bitcoin mining pool operator (i.e., the customer) to provide hash calculations to the mining pools. The contract is terminable at any time by either party and thus the contract term is shorter than a 24-hour period and the contracts are continuously renewed. The Company provides services solely for Bitcoin mining and the fees charged during the year ended December 31, 2025 by the customer were approximately 0.5% of the total daily Bitcoin mined.

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

Curtailment and Energy Sales

For our Oklahoma mining site, the energy costs are incurred at market price with no power purchase agreements for a fixed future rate. The Company has a “Will Serve agreement” with the local energy company that provides credits based on amount of electricity provided and based on reducing power consumption upon peak demand times. The Company utilizes a third-party broker to facilitate our participation in demand response programs offered by the Southwest Power Pool (“SPP”), a regional transmission organization that manages the electric grid and wholesale power for the central United States. The broker analyzes our forecasted power consumption, market value of Bitcoin and day-ahead energy prices to determine whether our estimated mining revenues will exceed the energy cost incurred by the Company to operate our mining equipment (“breakeven price”) for each hour of the following day. If our estimated revenues are predicted to fall below the breakeven price, our power will be curtailed, and we will receive compensation from the SPP in exchange for supplying our power to the grid (“Energy Sales”). If estimated revenue is above the breakeven price, the Company receives compensation for pledging our estimated power usage as available for curtailment in the event SPP needs to adjust load for grid balancing (“Curtailment”). We received $0.7 million of compensation related to curtailment and energy sales during the year ended December 31, 2025 which is recorded as “Curtailment and energy sales” in the consolidated statements of operations. There were no curtailment and energy sales in the year ended December 31, 2024.

Utility Deposit Bonds

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

Hosting Contracts

On May 6, 2024, the Company entered into a hosting agreement (the “Arthur Hosting Agreement”) with Tech Infrastructure JV I LLC (“Tech Infrastructure”) pursuant to which Tech Infrastructure agreed to host approximately 3,000 of the Company's Bitcoin Miner S19J Pro machines at a secure location and provide power, maintenance and other services specified in the contract with a term of nine months. On December 6, 2024, US Digital completed the previously announced acquisition (the “Acquisition”) of the hosting facility located in Oklahoma, and the Arthur Hosting Agreement was subsequently terminated. Following the completion of the Acquisition, the Company continues to operate the hosting site under its own management. Refer to Note 3.

On September 5, 2022, the Company, through its wholly-owned subsidiary US Digital, entered into a hosting agreement (the “Core Hosting Agreement”) with Core Scientific Inc. (“Core”) pursuant to which Core, under various additional orders, agreed to host approximately 3,000 of the Company's Bitcoin miner machines at a secure location and provide power, maintenance and other services specified in the contract with a term of one year, with automatic renewals unless either party notifies the other party in writing not less than ninety (90) calendar days before such renewal of its desire for the order not to renew unless terminated sooner pursuant to the terms of the Core Hosting Agreement. The Company entered into a number of amendments in 2023 and 2024 that resulted in Core hosting a total of approximately 4,870 miners as of March 31, 2024. Pursuant to the terms of the amended Core Hosting Agreement, the terms of the hosting agreement expired with respect to approximately 4,000 miners on May 31, 2024 while the terms of the hosting arrangement continued with respect to approximately 800 miners through December 31, 2024. Beginning January 1, 2025, the Core Hosting Agreement was renewed on a month-to-month basis through April 30, 2025 after which the agreement was terminated and the machines were moved to our Oklahoma site.

Coupon Sales

From time to time the Company receives coupons from Bitmain to incentivize purchases of equipment. Coupons have a stated face value in dollars and can be applied against future invoices for purchased machines. Coupons are transferable and there are not restrictions on the sale to third parties. Occasionally, the Company sells coupons to third parties in exchange for cash consideration or digital assets. As there is currently no active market for the buying and selling of Bitmain coupons, the Company has determined that the fair value of coupons received is nil at the time of receipt therefore revenue associated with the sale of such coupons is not recognized until the sale transaction has been completed and consideration has been received from the third party. During the year ended December 31, 2025 and December 31, 2024, the Company sold Bitmain coupons for nil and $4 thousand, respectively, which was recognized as other income within "Other income - coupon sales" in the consolidated statements of operations.

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

Under ASC 740-10-30-5, Income Taxes, deferred tax assets should be reduced by a valuation allowance if, based on the weight of available evidence, it is more-likely-than-not (i.e., a likelihood of more than 50%) that some portion or all of the deferred tax assets will not be realized. The Company considers all positive and negative evidence available in determining the potential realization of deferred tax assets including, primarily, the recent history of taxable earnings or losses. Based on operating losses reported by the Company in prior years, the Company concluded there was not sufficient positive evidence to overcome this recent operating history. As a result, the Company believes that a valuation allowance is necessary based on the more-likely-than-not threshold noted above. During the year ended December 31, 2025, the Company increased the valuation allowance to approximately $21.7 million to reflect a change in deferred tax assets. During the year ended December 31, 2024, the Company increased the valuation allowance to $16.2 million to reflect a change in deferred tax assets.

On July 4, 2025, the U.S. government enacted the One Big Beautiful Bill Act ("OBBBA”) of 2025 which includes, among other provisions, changes to the U.S. corporate income tax system, including the allowance of 100% expensing of qualified asset expenditures, immediate expensing of qualifying domestic research and development expenses and permanent extensions of certain other provisions within the Tax Cuts and Jobs Act. Certain provisions are effective for 2025, beginning January 19, 2025. We do not expect that this guidance will have a material impact on our financial position and our results of operations.

Prior to the Company’s initial public offering in October 2015, the taxable earnings of the Company's predecessor were included in the tax returns of its members (separate limited liability companies) and taxed depending on personal tax situations. In connection with the Company’s initial public offering, the members contributed ownership interests to the Company (a newly form C-Corporation) and all earnings subsequent to that date (October 23, 2015) are subject to taxes and reflected in the Company’s consolidated financial statements.

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

The anti-dilutive stock based compensation awards and convertible notes consisted of:

	December 31, 2025	December 31, 2024
Stock Options	1,780,198	593,378
Stock Warrants	36,630,689	4,747,547

The following table illustrates the computation of basic and diluted EPS for the years ended December 31, 2025 and 2024:

	Year ended December 31, 2025			Year ended December 31, 2024
	Loss (Numerator)	Shares (Denominator)	Per-Share Amount	Loss (Numerator)	Shares (Denominator)	Per-Share Amount
Net loss attributable to LM Funding America Inc.	$(26,920,197)			$(7,315,376)
Less: deemed dividends	$(1,579,020)			(6,794,924)
Basic and diluted EPS
Net loss attributable to common shareholders	$(28,499,217)	8,700,377	$(3.28)	$(14,110,300)	2,808,064	$(5.02)

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

Non-cash Financing and Investing Activities

Digital assets transferred to digital assets - receivable - The Company pledged 145 Bitcoin collateral related to the Galaxy Loan Facility which was derecognized from the Company’s ending Bitcoin balance, and recorded in “Digital assets receivable, net” on the Company’s consolidated balance sheets. Refer to Note 4.

Initial recognition of Galaxy loan derivative - The Company recognized a debt discount and corresponding derivative liability at the inception of the Galaxy Loan facility during the year ended December 31, 2025.

Issuance of common stock as retainer for services - The Company issued 188,000 shares of common stock to vendors as retainer for advisory services. The total fair value of the shares at the time of issuance was $254 thousand, which was recorded as a prepaid expense.

Change in equity due to change in accounting principal ASC 350-60 - The Company has elected to early adopt the new guidance effective January 1, 2024 resulting in a $614 thousand cumulative-effect change to adjust the Company's Bitcoin held on January 1, 2024 with the corresponding entry to beginning accumulated deficit.

Financing of insurance premium – the Company financed the purchase of various insurance policies during the year ended December 31, 2025 and 2024 in the amount of approximately $904 thousand and $528 thousand, respectively, using a finance agreement.

ROU assets and operating lease obligation recognized - Due to the extension of its office building operating lease during the year ended December 31, 2024, the Company remeasured its lease liability and ROU asset associated with the lease. The Company also recognized a lease liability and ROU asset related to the acquired land lease as part of the Arthur acquisition (refer to Note 3). The total adjustment to the right-of-use asset and lease liability was nil and $0.9 million for the years ended December 31, 2025 and 2024, respectively.

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

On December 14, 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which requires more detailed income tax disclosures. The standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company has reflected the enhanced disclosure requirements within Note 10.

There were no other new accounting pronouncements adopted during the year ended December 31, 2025 or 2024 that were determined to have a material effect on the Company's financial position, results of operations or cash flows.

Recently Issued Accounting Pronouncements

The Company considers the applicability and impact of all Accounting Standards Updates (“ASUs”) issued the Financial Accounting Standards Board (“FASB”). ASUs issued by FASB, but which are not yet effective, were assessed and determined to be either not applicable to the Company or to have an insignificant impact on the consolidated financial statements.

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

The Company has a history of cash loses and as such believes most investors rely on EBITDA, Core EBITDA and cash used/provided by operations on the statement of cash flows as metrics for evaluating the performance of the Company. As such the overstatement of depreciation expense does not impact such metrics.

The errors did have an impact on net property, plant and equipment and depreciation expense of approximately $449,800 as of and for the three months ended March 31, 2024, approximately $464,300 as of and for the three months ended June 30, 2024 and approximately $413,800 as of and for the three months ended September 30, 2024. The error did not impact revenues or net loss before income tax expense for any of the fiscal years ended December 31, 2025 or 2024 as the errors were corrected during the three months ended December 31, 2024.

The Company assessed the materiality of the errors, including the presentation on prior periods consolidated financial statements, on a qualitative and quantitative basis in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 99, Materiality and SAB No. 108 on Quantifying Financial Statement Errors, codified in Accounting Standards Codification Topic 250, Accounting Changes and Error Corrections. The Company concluded that these errors and the related impacts did not result in a material misstatement of our previously issued unaudited consolidated interim financial statements as of and for the periods ended March 31, 2024, June 30, 2024 and September 30, 2024. The Company corrected the relevant prior periods of our consolidated financial statements and adjusted the disclosures included within Note 5.

A summary of the corrections to the impacted financial statement line items from our previously issued financial statements are presented below:

Consolidated Balance Sheets (unaudited)

	As of March 31, 2024
	As previously reported	As revised
Fixed assets, net (Note 5)	$20,897,314	$21,347,186
Long-term assets	$24,918,333	$25,368,205
Total assets	$40,155,382	$40,605,254
Accumulated deficit	$(56,857,610)	$(56,407,738)
Total stockholders' equity	$38,472,110	$38,921,982

	As of June 30, 2024
	As previously reported	As revised
Fixed assets, net (Note 5)	$19,671,511	$20,585,726
Long-term assets	$22,648,825	$23,563,040
Total assets	$34,137,151	$35,051,366
Accumulated deficit	$(62,930,465)	$(62,016,250)
Total stockholders' equity	$31,010,356	$30,096,141

	As of September 30, 2024
	As previously reported	As revised
Fixed assets, net (Note 5)	$17,311,254	$18,639,268
Long-term assets	$25,235,055	$26,563,069
Total assets	$36,535,867	$37,863,881
Accumulated deficit	$(67,628,539)	$(66,300,525)
Total stockholders' equity	$28,591,750	$29,919,764

Consolidated Statements of Operations (unaudited)
	For the Three Months Ended March 31, 2024
	As previously reported	As revised
Depreciation and amortization	$2,426,068	$1,976,196
Total operating costs and expenses	$4,185,002	$3,735,130
Operating income	$562,602	$1,012,474
Income before income taxes	$1,903,966	$2,353,838
Net income	$1,903,966	$2,353,838
Net income attributable to LM Funding America Inc.	$1,489,745	$1,939,617
Net income attributable to common shareholders	$1,489,745	$1,939,617

	For the Three Months Ended June 30, 2024		For the Six Months Ended June 30, 2024
	As previously reported	As revised	As previously reported	As revised
Depreciation and amortization	$2,339,702	$1,875,359	$4,765,770	$3,851,555
Total operating costs and expenses	$7,754,827	$7,290,484	$11,939,829	$11,025,614
Operating loss	$(4,743,480)	$(4,279,137)	$(4,180,878)	$(3,266,663)
Loss before income taxes	$(6,647,329)	$(6,182,986)	$(4,743,363)	$(3,829,148)
Net loss	$(6,647,329)	$(6,182,986)	$(4,743,363)	$(3,829,148)
Net loss attributable to LM Funding America Inc.	$(6,072,855)	$(5,608,512)	$(4,583,110)	$(3,668,895)
Net loss attributable to common shareholders	$(6,072,855)	$(5,608,512)	$(4,583,110)	$(3,668,895)

	For the Three Months Ended September 30, 2024		For the Nine Months Ended September 30, 2024
	As previously reported	As revised	As previously reported	As revised
Depreciation and amortization	$2,349,634	$1,935,835	$7,115,404	$5,787,390
Total operating costs and expenses	$5,669,795	$5,255,996	$17,651,681	$16,323,667
Operating loss	$(4,414,322)	$(4,000,523)	$(8,637,257)	$(7,309,243)
Loss before income taxes	$(4,803,117)	$(4,389,318)	$(9,546,480)	$(8,218,466)
Net loss	$(4,803,117)	$(4,389,318)	$(9,546,480)	$(8,218,466)
Net loss attributable to LM Funding America Inc.	$(4,698,074)	$(4,284,275)	$(9,281,184)	$(7,953,170)
Net loss attributable to common shareholders	$(6,402,379)	$(5,988,580)	$(10,985,489)	$(9,657,475)

Consolidated Statements of Cash Flows (unaudited)
	For the Three Months Ended March 31, 2024
	As previously reported	As revised
Net income	$1,903,966	$2,353,838
Depreciation and amortization	$2,426,068	$1,976,196

	For the Six Months Ended June 30, 2024
	As previously reported	As revised
Net loss	$(4,743,363)	$(3,829,148)
Depreciation and amortization	$4,765,770	$3,851,555

	For the Nine Months Ended September 30, 2024
	As previously reported	As revised
Net loss	$(9,546,480)	$(8,218,466)
Depreciation and amortization	$7,115,404	$5,787,390

Note 3. Acquisitions

Columbus, Mississippi

On September 16, 2025, the Company, through its wholly-owned subsidiary US Digital Mining Mississippi LLC (the “Acquirer”) completed an acquisition from Greenidge Mississippi LLC (“Seller”) of the approximate 6.4 acre parcel of real property, including substantially all of the business assets of Seller located at the property, excluding any Bitcoin miners (the “Transaction”), pursuant to an Asset Purchase Agreement, dated as of August 1, 2025, entered into between the Acquirer and Seller. The total consideration paid by the Acquirer to Seller in the Transaction was approximately $3.9 million.

In connection with the completion of the Transaction, on September 16, 2025, the Company entered into and closed the acquisition (the “Miner Acquisition”) contemplated by that certain Bitcoin Miner Purchase and Sale Agreement (the “Miner Purchase Agreement”) with Greenidge Generation LLC, an affiliate of the Seller (the “Miner Seller”), pursuant to which the Company purchased and acquired from the Miner Seller approximately 2,330 Bitmain Antminer S19, S19 Pro and S19 J Pro Bitcoin miners (collectively, the “Miners”) of the Miner Seller for an aggregate purchase price of approximately $362 thousand, less approximately $32 thousand in sales taxes and fees paid by the seller. The closing of the transactions contemplated by the Miner Purchase Agreement was completed on September 16, 2025, contemporaneously with the consummation of the Transaction.

The Company accounted for the Transaction and Miner Acquisition, collectively, as an acquisition of a business under ASC Topic 805 – Business Combination due to the retention of employees critical to mining operations and obtaining control of all assets and substantive processes necessary to continue Bitcoin mining operations after the close of the acquisition. The purpose of the acquisition was to expand the Company's Bitcoin mining operations.

The acquired business contributed revenues of $700 thousand and a loss of $435 thousand to the Company for the period from September 15, 2025 to December 31, 2025. The following unaudited pro forma summary presents consolidated information of the Company as if the business combination had occurred on January 1, 2024:

	Pro forma year ended
	December 31, 2025	December 31, 2024
	(unaudited)	(unaudited)

Revenue	$10,784,168	$12,225,437
Net loss	$(27,114,392)	$(8,012,736)

These pro forma amounts have been calculated after applying the Company's accounting policies and adjusting the results of the Mississippi site to reflect the depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant, and equipment, and intangible assets had been applied from January 1, 2024.

The Company incurred $88 thousand in relation to acquisition related costs which were included in “Professional Fees” in the consolidated statements of operations for the year ended December 31, 2025. The year ended December 31, 2025 supplemental pro forma net loss were adjusted to exclude the $88 thousand of acquisition-related costs, and instead, these costs are reflected in pro forma net loss for the year ended December 31, 2024 in the table above.

The following table summarizes the purchase price allocation for the acquisition.

Asset	Asset Category	Allocated Cost
Power and interconnection rights	Intangible	$1,081,320	25 years
Mining hosting equipment	Fixed Assets	330,368	9 months
Mining infrastructure	Fixed Assets	2,293,680	9-14 years
Land	Fixed Assets	525,000
		$4,230,368

Calumet, Oklahoma

On December 6, 2024, the Company acquired a 15MW mining site in Calumet Oklahoma from Arthur Mining for approximately $7.3 million and incurred an additional $118 thousand of purchase costs associated with the transaction. This acquisition included a lease for real property, power supply agreement, interconnection rights and mining site equipment. The transaction was accounted for as an asset acquisition.

The Company allocated the total consideration paid, including transaction costs, to the acquired assets based on their relative fair value, as follows:

Asset	Asset Category	Allocated Cost	Useful Life
Power and interconnection rights	Intangible	$5,497,282	25 years
Mining hosting equipment	Fixed Assets	1,921,318	6-10 years
		$7,418,600

The Company determined that the acquired land lease qualifies as a finance lease due to the existence of a purchase option. As of December 31, 2024 a right of use asset and lease liability of $0.6 million was recognized based on the net present value of lease payments discounted using an estimated incremental borrowing rate of 10.1%.

Note 4. Digital Assets and Digital Assets Receivable, net

Digital Assets

Digital assets consisted of the following:

	December 31, 2025	December 31, 2024
Bitcoin	$8,061,303	9,019,205
Tether	2,171	2,722
Digital assets - current	8,063,474	9,021,927
Bitcoin - long-term	10,433,035	5,000,000
Total digital assets	$18,496,509	14,021,927

Bitcoin
	December 31, 2025	December 31, 2024
Number of Bitcoin held	211.4	150.2

Carrying basis - per Bitcoin	$100,863	$65,332
Fair value - per Bitcoin	$87,505	$93,354
Carrying basis of Bitcoin	$21,322,419	$9,812,891
Fair value of Bitcoin	$18,494,338	$14,019,205

The carrying basis represents the valuation of Bitcoin at the time the Company earns the Bitcoin through mining activities. The Fair value of Bitcoin was determined using Level 1 inputs. As of December 31, 2025 and December 31, 2024 approximately 88 Bitcoin and 54 Bitcoin, respectively, (with an approximate fair value of $7.7 million and $5.0 million, respectively) were held in a custody account as collateral for the Liebel loans. Accordingly, the Company is restricted in its ability to use the Bitcoin separately held as collateral in the operation of its business. The Company regularly moves the collateral Bitcoin out of the collateral account when the fair value of such Bitcoin increases and deposits additional Bitcoin into the collateral account when the fair value of such Bitcoin decreases.

The following table presents a roll-forward of Bitcoin for the year ended December 31, 2025 and 2024, based on the fair value model under ASU 2023-08:

Bitcoin
	December 31, 2025	December 31, 2024
Bitcoin beginning of period	$14,019,205	$3,406,096
Cumulative effect of the adoption of ASU 2023-08	-	614,106
Beginning balance	14,019,205	4,020,202
Addition of Bitcoin from mining activities	8,283,423	10,432,605
Purchase of Bitcoin	22,788,057	485,500
Bitcoin transferred as collateral for Galaxy loan	(15,704,686)	-
Disposition of Bitcoin from sales	(9,030,783)	(8,309,104)
Gain (loss) on fair value of purchased Bitcoin, net	(52,704)	39,197
Gain (loss) on fair value of Bitcoin, net	(1,808,174)	7,350,805
End of period	$18,494,338	14,019,205

Digital Assets Receivable, net

As of December 31, 2025 and 2024 the Company has pledged 145 Bitcoin and nil, respectively, as collateral for a draw under the Galaxy Loan Facility. While the loan is outstanding, Galaxy has the right and the ability to use the digital assets at its discretion, including the ability to sell or pledge the borrowed digital assets to third parties. At the conclusion of the loan, Galaxy is obligated to return the same type and quantity of digital assets as those pledged by the Company. As the collateral pledged related to the Galaxy Loan Facility can be rehypothecated, the Bitcoin is derecognized from the Company’s ending Bitcoin balance, and recorded in “Digital assets receivable, net” on the Company’s consolidated balance sheets.

The digital assets receivable were initially measured upon transfer at fair value and subsequently remeasured at fair value as of December 31, 2025. A decrease in fair value of $3.0 million was recognized within “Loss on fair value of digital assets receivable” on the consolidated statements of operations.

The digital assets receivable balance was evaluated for possible credit losses, in accordance with ASC 326 - Financial Instruments - Credit Losses. An allowance for credit losses of $9 thousand are included in “Credit loss on digital assets receivable” on the consolidated statements of operations.

A summary of digital assets receivable, net is as follows:

	December 31, 2025	December 31, 2024

Digital assets receivable	$12,687,201	$-
Credit loss reserve on digital assets receivable	(9,187)
End of period	$12,678,014	$-

	December 31, 2025	December 31, 2024

Beginning of year	$-	$-
Transfer of Bitcoin to receivable	15,704,686	-
Credit loss reserve on digital assets receivable	(9,187)	-
Fair market value adjustment on digital assets receivable	(3,017,485)
End of period	$12,678,014	$-

Note 5. Fixed Assets and Intangible Assets, net

The components of fixed assets as of December 31, 2025 and 2024 are as follows:

	Useful Life	December 31, 2025	December 31, 2024
Mining machines	9 months - 4 years	$22,388,471	$28,852,428
Mining site equipment	6-10 years	4,827,888	1,921,318
Building	30 years	569,480	-
Real estate assets owned	30 years	80,056	80,057
Furniture, computer and office equipment	3-5 years	440,313	283,192
Land		525,000	-
Gross fixed assets		28,831,208	31,136,995
Less: accumulated depreciation		(18,913,858)	(12,760,047)
Fixed assets, net		$9,917,350	$18,376,948

As of December 31, 2025 and 2024, there were approximately 7,200 and 5,840 mining machines, respectively, at various hosting sites. The Company’s depreciation expense recognized for the years ended December 31, 2025 and 2024 was approximately $7.9 million and $7.8 million, respectively.

We purchased 270 S21+ Bitmain machines in December 2024 for an aggregate purchase price of approximately $1.0 million, net of coupons and credits. The machines were delivered in April 2025 and were subsequently sold for approximately $1.0 million in May 2025.

Impairment loss and loss on disposal

Due to the sharp decrease in Bitcoin price during the fourth quarter of the year ended December 31, 2025 management performed a recoverability test to compare the carrying amount of mining machines to the undiscounted future cash flows expected to be generated by the assets. The test concluded it was more likely than not that impairment was present therefore a fair value assessment was performed using a sales comparable approach. Based on the fair value assessment, an impairment loss of $5.3 million was determined as the amount by which the carrying amount of the mining machines exceeded their fair value. Additionally, during the fourth quarter of the year ended December 31, 2025, 729 S19 miners in storage were deemed inoperable and an impairment charge of $63 thousand was recorded.

In order to accommodate a shipment of S21 mining machines in April 2024, management identified 365 mining machines at a Core hosting facility that would require relocation. As part of its impairment testing management considered the possible cashflows and probabilities associated with the relocation and continued use of 365 mining machines at a separate hosting facility location and the potential sale of such assets to a third party. Based on the assessment performed, management concluded a sale was probable and an impairment of $1.2 million on the mining machines was recorded as of March 31, 2024, which was calculated as the net carrying value of the 365 mining machines of $1.3 million less the sales price of $79 thousand.

An impairment loss of $5.4 million and $1.4 million was recorded on our consolidated statements of operations as “Impairment loss on mining equipment” for the year ended December 31, 2025 and 2024, respectively.

Approximately $502 thousand and $136 thousand of loss related to the write-off of mining machines was recorded within “Loss on disposal of assets” in the consolidated statements of operations during the years ended December 31, 2025 and 2024, respectively.

Intangible assets

Intangible assets as of December 31, 2025 and 2024 consist of the following:

	Useful Life (Years)	December 31, 2025	December 31, 2024
Power and interconnection rights	25	$6,578,600	$5,497,282
Gross intangible assets		6,578,600	5,497,282
Less: accumulated amortization		(250,831)	(18,324)
Total intangible assets, net		$6,327,769	$5,478,958

Intangible assets activity for the years ended December 31, 2025 and 2024 is as follows:

	December 31, 2025	December 31, 2024
Beginning balance	$5,478,958	$-
Intangible assets additions	1,081,320	5,497,282
Amortization	(232,509)	(18,324)
Total intangible assets, net	$6,327,769	$5,478,958

During the year ended December 31, 2025, as part of the Mississippi Site acquisition the Company acquired interconnection rights with a fair value of approximately $1.1 million. During the year ended December 31, 2024, as part of the Arthur acquisition the Company acquired certain power purchase contracts and interconnection rights with a fair value of approximately $5.5 million. Refer to Note 3.

The Company expects to record amortization expense of intangible assets over the next 5 years and thereafter as follows:

Fiscal Year ended December 31,	Estimated Amortization Expense
2026	$263,144
2027	263,144
2028	263,144
2029	263,144
2030	263,144
Thereafter	5,012,049
Total	$6,327,769

Note 6. Deposit on Mining Equipment and Hosting Services

As further described in Note 1, the Company has entered into a series of mining machine purchase agreements, hosting and colocation service agreements in association with our Bitcoin mining operations which required deposits to be paid in advance of the respective asset or service being received.

As of December 31, 2025 and 2024, the Company had a total of $2 thousand and $467 thousand classified as “Deposits on mining equipment”, respectively.

As of December 31, 2025 and 2024, the Company had a total of nil and $0.2 million in prepaid hosting services and hosting deposits classified as “Prepaid expenses and other assets”, respectively.

Note 7. Investments

Marketable Securities

Our marketable equity securities are publicly traded stocks measured at fair value using quoted prices for identical assets in active markets and classified as Level 1 within the fair value hierarchy. Marketable equity securities as of December 31, 2025 and December 31, 2024 are as follows:

	Cost	Cost of Shares Sold	Gross Unrealized Gain	Fair Value

Marketable equity securities, December 31, 2025	$27,050	$-	$10,330	$37,380

Marketable equity securities, December 31, 2024	$17,860	$-	$9,190	$27,050

Notes Receivable from Seastar Medical Holding Corporation.

On October 28, 2022, LMFAO Sponsor LLC (“Sponsor”) and SeaStar Medical Holding Corporation (“SMHC”) amended, restated, and consolidated certain previously issued promissory notes into one consolidated amended and restated promissory notes (the “Amended Sponsor Note”). On January 29, 2024, Seastar fully repaid the remaining balance of principal and accrued interest on the Notes which totaled approximately $1.4 million as of the payoff date. As of December 31, 2025 and 2024, there was nil principal and nil of accrued interest on the consolidated balance sheets.

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

A rollforward of loan activity is as follows:

	December 31, 2025	December 31, 2024

Notes receivable from Tech Infrastructure JV I LLC	-	$-

	December 31, 2025	December 31, 2024

Beginning of year	$-	$-
Borrowings	-	3,587,195
Accrued interest income	-	188,536
Reclassification to fixed assets	-	(3,775,731)
End of period	$-	$-

SeaStar Medical Holding Corporation - Warrants

The Company, through its affiliate LMFA Sponsor LLC (“Sponsor”), owns an aggregate 5,738,000 private placement warrants in SeaStar Medical Holding Corporation, a Delaware corporation (“SeaStar Medical”). As of June 7, 2024, Seastar Medical effected a 25-for-1 reverse stock split (the "Seastar Reverse Split”), and, after adjustment, the private placement warrants are exercisable into 229,520 shares of common stock.

The fair value of the private placement warrants is classified as Level 3 in the fair value hierarchy as the calculation is dependent upon company specific adjustments to the observable trading price of Seastar’s public warrants for lack of marketability. Subsequent changes in fair value will be recorded in the consolidated statements of operations during the period of the change. As of December 31, 2025 and 2024, our re-measurement of the fair value of the private placement warrants resulted in an unrealized loss of approximately $4 thousand and $153 thousand, respectively. The unrealized loss is included within “Unrealized loss on investment and equity securities" within the consolidated statements of operations.

Long-term investments for the SMHC warrants consist of the following:

	December 31, 2025	December 31, 2024

Seastar Medical Holding Corporation warrants	$233	$4,255
End of period	$233	$4,255

	December 31, 2025	December 31, 2024

Beginning of year	$4,255	$156,992
Unrealized loss on equity securities	(4,022)	(152,737)
End of period	$233	$4,255

SeaStar Medical Holding Corporation - Common Stock

As of December 31, 2025 and 2024, Sponsor held 103,500 shares, or approximately 0.30% and 1.7%, respectively, of the total common shares of SMHC, along with 229,520 private placement warrants. Taking into consideration the approximately 30% minority interest in Sponsor, the percentage of ownership in the total common shares of SMHC that is attributable to the Company is approximately 0.2%. The presented amounts do not reflect the 10 for 1 reverse stock split that became effective in January 2026.

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

The fair value of our retained interest in SeaStar Medical's common stock is classified as Level 1 in the fair value hierarchy as the fair value is based upon the observable trading price of ICU common stock. The trading price of ICU common stock as of December 31, 2025 and 2024 was $0.24 per share and $1.94 per share, respectively.

Subsequent changes in fair value will be recorded in the income statement during the period of change. As of December 31, 2025 and 2024, our re-measurement of the fair value of ICU common stock resulted in an unrealized loss of approximately $0.2 million and unrealized loss of approximately $0.9 million, respectively. The unrealized loss is included within “Unrealized loss on investment and equity securities” within the consolidated statements of operations.

	December 31, 2025	December 31, 2024

Seastar Medical Holding Corporation common stock	$24,840	$200,790
End of period	$24,840	$200,790

	December 31, 2025	December 31, 2024

Beginning of year	$200,790	$1,145,486
Unrealized loss on equity investment	(175,950)	(944,696)
End of period	$24,840	$200,790

The net unrealized loss on securities from the Company’s investment in SMHC's common stock and warrants totaled $0.2 million and $1.1 million for the years ended December 31, 2025 and 2024, respectively.

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

Note 8. Debt and Other Financing Arrangements

Brown Family Enterprises

On May 13, 2024, the Company entered into a $1.5 million secured loan (“Secured Note”) with Brown Family Enterprises LLC (“Brown Family”) which pays ten percent (10%) interest per annum, simple interest on a monthly basis until the Secured Note is paid in full. The note's maturity date was initially May 14, 2025. The Company granted to the holders of the Secured Note a secured interest in substantially all of the Company's assets and interests.

On March 27, 2025, we entered into a first amendment to secured promissory note with Brown Family to increase the interest rate to eleven percent (11%) interest per annum, simple interest, payable on the maturity date. In addition, we agreed with Brown Family to extend the maturity date of the Brown Secured Note until March 31, 2026. On March 27, 2026, we entered into a second amendment to secured promissory note with Brown Family to extend the maturity date of the Brown Secured Note until June 30, 2026.

SE & AJ Liebel Limited Partnership

On August 6, 2024, the Company entered into a $5.0 million senior secured term loan agreement (“Original Loan Agreement”) with SE & AJ Liebel Limited Partnership (“SE&AJ”). The Senior Note is secured by Bitcoin which is held as collateral in a specified custody account. The Company has also granted SE&AJ a first perfected security interest in substantially all the assets of the Company.

Further, in connection with the Original Loan Agreement, the Company entered into an Intercreditor Agreement, dated August 6, 2024 (the “Intercreditor Agreement”), with Brown Family, pursuant to which the First Lien Obligations and the Second Lien Obligations (as each are defined in the Intercreditor Agreement) are subject to customary intercreditor arrangements. The loan bears interest at a rate of 12.0% per annum and will mature on August 6, 2026 (the “Maturity Date”). The Company will make monthly interest payments in the amount of approximately $50,000 each month until the Maturity Date, and on such date the entire principal balance, together with accrued and unpaid interest, shall become payable.

On September 15, 2025, the Company entered into an amendment of the Original Loan Agreement (the “Loan Agreement Amendment”) by and among the Company, each of LM Funding, LLC and US Digital, as guarantors (jointly and severally, the “Guarantors”), and SE&AJ, as lender (the “Lender”). Pursuant to the Loan Agreement Amendment, the Company obtained an additional loan of up to $2.0 million from the Lender (the “Additional Loan”), which is in addition to the $5.0 million loan that was made to the Company by the Lender under the Original Loan Agreement (the “Initial Loan”).

The Additional Loan bears interest at a rate of 12.0% per annum and will mature on September 15, 2027. As provided in the Loan Agreement Amendment and the Promissory Note issued by the Company thereunder (the “Promissory Note”), an amount equal to $1.3 million of the Additional Loan was funded on the date of the Loan Agreement Amendment, and the balance of the additional loan in an amount of up to $700,000 was funded on October 21, 2025. The Additional Loan is secured by the same collateral, security agreement, and pledge agreement, and is subject to the same guarantees, as the Initial Loan, provided that the minimum Bitcoin collateral value that is pledged to secure the loan has been increased to 110% of the outstanding principal amount of Initial Loan and Additional Loan. As of December 31, 2025 and 2024 Bitcoin valued at $7.7 million and $5.0 million, respectively, was held as collateral for the Initial Loan and Additional Loan.

Galaxy Loan Facility

On October 29, 2025, the Company entered into a Master Digital Currency Loan Agreement (the “Loan Agreement”) with Galaxy Digital LLC (“Lender”). The Loan Agreement establishes the terms and conditions pursuant to which the Company may, from time to time, borrow U.S. Dollars and/or specified digital currencies (each, a “Loan”), including Bitcoin, Ether, and other mutually agreed digital assets, from Lender (the “Loan Facility”). Loans under the Loan Facility may be structured as open loans, term loans, or collar loans, with the specific type, amount borrowed, specified fees, collateral pledged, maturity and other provisions for each Loan to be set forth in a written term sheet executed by the Company and Lender at the time of such Loan. Each Loan will be secured by cash or digital currency collateral, whereby the Company has granted Lender a first‑priority security interest in such collateral to secure the Company’s obligations underlying such Loan.

The Loan Agreement has an initial term of one year and will automatically renew for successive one‑year terms unless terminated in accordance with its terms. In addition to events of default, the Loan Agreement includes termination events such as loss or non-renewal of required licenses or regulatory authorizations, specified governmental or criminal proceedings against the Company or its key personnel, significant declines in net asset value or net worth beyond agreed thresholds, failures to deliver required financial statements or other reporting, and key person events where required management is not replaced with acceptable personnel.

On October 30, 2025, the Company made a draw under the Loan facility and borrowed a principal sum of $11 million and granted to Lender a security interest in 145 Bitcoin owned by the Company as collateral. Refer to Note 4.

The settlement amount of the loan is adjusted based on the Bitcoin price relative to a contractual floor and ceiling market price of Bitcoin (“Collar Feature”), and is cash settled. The Collar Feature is an embedded derivative requiring bifurcation under ASC 815-15.

The fair value of the Collar Feature was calculated using a Black Scholes calculation using Level 3 inputs as of the loan inception date. Significant inputs include the volatility of Bitcoin observed for a similar term as the remaining term of the loan of 35.6% and short term treasury interest rates of 3.5%. The derivative, with a fair value of $237 thousand, was classified as a debt discount and amortized over the life of the contract. As of December 31, 2025 a gain on the change in the fair value of the derivative of $285 thousand was classified within “Unrealized gain on Galaxy loan derivative”. The derivative asset of $48 thousand and nil was classified as “Galaxy loan derivative” on the consolidated balance sheets as of December 31, 2025 and 2024.

Debt of the Company consisted of the following at December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Financing agreement with Imperial PFS that is unsecured. Down payment of $47,990 was required upfront and ten installment payments of $47,990 are to be made over the loan term. The note matured on August 1, 2025. Annualized interest is 9.35%.	-	382,013

Financing agreement with Imperial PFS that is unsecured. Down payment of $14,040 was required upfront. Three installment payments of $14,830 and eight installment payments of $717 are to be made over the loan term. The note matured on July 1, 2025. Annualized interest is 10.45%.	-	4,299

Financing agreement with Imperial PFS that is unsecured. Down payment of $9,218 was required upfront. Eleven installment payments of $16,743 are to be made over the loan term. The note matures on June 1, 2026. Annualized interest is 9.45%.	100,461	-

Financing agreement with Imperial PFS that is unsecured. Down payment of $6,900 was required upfront. Six installment payments of $12,604 are to be made over the loan term. The note matures on June 1, 2026. Annualized interest is 9.45%.	75,627	-

Financing agreement with Imperial PFS that is unsecured. Down payment of $50,635 was required upfront. Ten installment payments of $47,553 are to be made over the loan term. The note matures on August 1, 2026. Annualized interest is 8.6%.	380,423	-

Secured loan with Brown Family Enterprises LLC. The note matures on June 30, 2026. Interest was 10% per annum for the year ended December 31, 2024, with an increase to 11% per annum as of March 27, 2025.	1,500,000	1,500,000

Loan with SE & AJ Liebel Limited Partnership. $2.2 million of Bitcoin has been pledged as collateral. The note matures on September 15, 2027. Interest is 12% per annum.	2,000,000	-

Loan with SE & AJ Liebel Limited Partnership. $5.5 million of Bitcoin has been pledged as collateral. The note matures on August 6, 2026. Interest is 12% per annum.	5,000,000	5,000,000

Loan with Galaxy Digital LLC. $12.7 million worth of Bitcoin has been pledged as collateral. The note matures on April 24, 2026. Interest is 0% per annum.	11,000,000	-

Debt discount	(196,259)	(134,655)
	$19,860,252	$6,751,657

Minimum required principal payments on the Company’s debt as of December 31, 2025 are as follows:

Maturity	Amount
2026	18,056,511
2027	2,000,000
$20,056,511

Note 9. Commitments and Contingencies

Leases

The Company leases certain office space and office equipment under non-cancelable operating leases. Leases with an initial term of one year or less are not recorded on the consolidated balance sheets, and the Company generally recognizes lease expense for these leases on a straight-line basis over the lease term. As of December 31, 2025, the Company’s long term operating leases have remaining lease terms of between 5-31 months and includes options to renew the leases. The exercise of lease renewal options is generally at the Company’s sole discretion. The Company’s leases do not contain any material residual value guarantees or material restrictive covenants. As of December 31, 2025, the Company's long term financing land lease has a remaining lease term of 42 months and includes a purchase option.

The Company determines if an arrangement is a lease at inception. Operating lease ROU assets and current and long-term operating lease liabilities are separately stated on the consolidated balance sheets. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The present value of future lease payments are discounted using either the implicit rate in the lease, if known, or the Company’s incremental borrowing rate for the specific lease as of the lease commencement date. The ROU asset is also adjusted for any prepayments made or incentives received. The lease terms include options to extend or terminate the lease only to the extent it is reasonably certain any of those options will be exercised. Lease expense for operating leases are recognized on a straight-line basis over the lease term. For finance leases, amortization expense is recognized on a straight-line basis over the shorter of the useful life of the asset or the lease term and interest expense related to the lease is recognized using the interest method. The Company accounts for lease components (e.g., fixed payments) separate from the non-lease components (e.g., common-area maintenance costs).

The Company’s office lease is through July 31, 2028. Subsequent renewal options were not considered probable of being exercised as of December 31, 2025. This office space is in a building owned by a board member. The Company shares this space and the related costs associated with this operating lease with a related party (refer to Note 11) that also performs legal services associated with the collection of delinquent assessments. The related party has a sub-lease for approximately $2.5 thousand per month plus operating expenses for the year ended December 31, 2025 and 2024.

In connection with the Arthur acquisition (refer to Note 3) the Company determined that the acquired land lease qualifies as a finance lease due to the existence of a purchase option. As of December 31, 2024 a right of use asset and lease liability of $0.6 million was recognized based on the net present value of lease payments discounted using an estimated incremental borrowing rate of 10.1%.

Lease expense recognized for the years ended December 31, 2025 and 2024 was approximately $288 thousand and $169 thousand, respectively. Sublease income recognized for the years ended December 31, 2025 and 2024 was approximately $30 thousand and $30 thousand, respectively.

The following table presents supplemental balance sheet information related to operating leases as of December 31, 2025 and 2024:

	Balance Sheet Line Item	December 31, 2025	December 31, 2024
Assets
ROU assets - operating lease	Right of use asset, net	$268,236	$360,947
ROU assets - finance lease	Right of use asset, net	460,759	577,694
Total lease assets		$728,995	$938,641

Liabilities
Current lease liabilities - operating lease	Current portion of lease liability	$97,852	$89,502
Current lease liabilities - finance lease	Current portion of lease liability	96,766	81,465
Long-term lease liabilities - operating lease	Lease liability - net of current portion	178,269	280,306
Long-term lease liabilities - finance lease	Lease liability - net of current portion	412,099	496,229
Total lease liabilities		$784,986	$947,502

Weighted-average remaining lease term (in years) - operating lease		2.6	3.5
Weighted-average discount rate - operating lease		10.07%	10.02%
Weighted-average remaining lease term (in years) - finance lease		3.5	4.8

The following table presents supplemental cash flow information and non-cash activity related to operating and finance leases for the years ended December 31, 2025 and 2024:

Lease Supplemental Cash Flow Table	December 31,
	2025	2024
Operating cash flow information
Cash paid for amounts included in the measurement of lease liabilities	$(232,736)	$(108,131)
Non-cashflow information
ROU assets and finance lease obligation recognized	$-	$577,694
ROU assets and operating lease obligation recognized	$-	$281,780
ROU asset true-up	$14,710	$-
Accrued interest expense on finance lease	$55,510	$-

The following table presents maturities of lease liabilities on an undiscounted basis as of December 31, 2025:

Lease Maturity Table
	Operating Leases	Finance Leases	Total Leases
2026	121,220	143,222	264,442
2027	121,598	147,518	269,116
2028	72,158	151,944	224,102
2029	-	181,502	181,502
2030 and thereafter	-	-	-
(less: imputed interest)	(38,855)	(115,321)	(154,176)
	$276,121	$508,865	$784,986

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

Uptime Purchase Agreement Matter

In October 2021, we entered into a sale and purchase agreement (the “Uptime Purchase Agreement”) with Uptime Armory LLC (“Uptime”) pursuant to which US Digital agreed to purchase, and Uptime agreed to supply to US Digital, an aggregate of 18 modified 40-foot cargo containers (“POD5ive containers”) that were designed to hold and operate 280 S19 Pro Antminers manufactured by Bitmain. The purchase price of the POD5ive containers totals $3.15 million, of which $2.4 million or 75% was paid in 2021 as a non-refundable down payment and the remaining 25% was paid after Uptime delivered a “notice of completion” of the equipment in 2022. However, no containers have been delivered as of March 31, 2026.

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

Note 10. Income Taxes

Prior to the Company’s initial public offering in October 2015, the earnings of the Company's predecessor, which was a limited liability company taxed as a partnership, were taxable to its members. In connection with the contribution of membership interests to the Company (a C-Corporation formed in 2015), the net income or loss of the Company after the initial public offering is taxable to the Company and reflected in the accompanying consolidated financial statements.

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

Under ASC 740-10-30-5, Income Taxes, deferred tax assets should be reduced by a valuation allowance if, based on the weight of available evidence, it is more-likely-than-not (i.e., a likelihood of more than 50%) that some portion or all of the deferred tax assets will not be realized. The Company considers all positive and negative evidence available in determining the potential realization of deferred tax assets including, primarily, the recent history of taxable earnings or losses. Based on operating losses reported by the Company in prior years, the Company concluded there was not sufficient positive evidence to overcome this recent operating history. As a result, the Company believed that a valuation allowance was necessary based on the more-likely-than-not threshold noted above. The Company has recorded a valuation allowance of approximately $21.7 million as of December 31, 2025 and $16.2 million as of December 31, 2024.

Significant components of the tax expense (benefit) recognized in the accompanying consolidated statements of operations for the years ended December 31, 2025 and December 31, 2024 are as follows:

	Years Ended December 31,
	2025	2024
Current tax benefit
Federal	$-	$-
State	-	-
Total current tax expense	-	-
Deferred tax expense - Federal	(5,242,366)	(1,751,407)
Deferred tax expense - State	(207,536)	(359,266)
Valuation allowance	5,449,902	2,110,673
Income tax expense	$-	$-

The reconciliation of the income tax computed at the combined federal and state statutory rate of 0.0% for the years ended December 31, 2025 and 2024, respectively, to the income tax benefit is as follows:

	Years Ended December 31,		Years Ended December 31,
	2025		2024
Income tax provision at the US federal statutory rate	$(5,664,790)	21.0%	$(1,607,641)	21.0%
Nondeductible expenses	105,219	-0.4%	81,692	-1.1%
State income taxes, net of federal benefit (a)	(922,019)	3.4%	(328,787)	4.3%
True-up	369,810	-1.4%	(274,033)	3.6%
Change in valuation allowance	5,449,902	-20.2%	2,110,672	-27.6%
Change in Rate	661,878	-2.5%	18,097	-0.2%
Tax expense/effective rate	$-	0.0%	$-	0.0%

(a) State taxes in Florida and Oklahoma make up the majority (greater than 50%) of the tax effect in this category

The significant components of the Company’s deferred tax liabilities and assets as of December 31, 2025 and December 31, 2024 are as follows:

	As of December 31,	As of December 31,
	2025	2024
Deferred tax liabilities:
Depreciation	$-	$712,144
Amortization	149,513	77,150
Unrealized gains/losses on fair value of Bitcoin	-	1,718,297
Right to use assets	178,478	239,586

Total deferred tax liabilities	327,991	2,747,177

Deferred tax assets:
Loss carryforwards - Federal	12,809,102	9,833,932
Loss carryforwards - State	2,124,307	2,118,857
Stock option expense	2,079,792	2,004,956
Depreciation	940,974	-
Allowance for credit losses	12,820	13,865
Right to use liability	192,186	241,847
Unrealized loss on securities	4,244,147	4,655,574
Unrealized gains/losses on fair value of Bitcoin	(376,746)
Unrealized gains/losses on derivatives	(69,815)
Charitable contributions	6,658	6,303
Other	27,355	84,730
Total deferred tax asset	21,990,780	18,960,064

Valuation allowance	(21,662,789)	(16,212,887)
Net deferred tax asset	$-	$-

As a result of various equity transactions prior to the incorporation, the former members of the Company's predecessor recognized taxable gains associated with redemption consideration and/or deficit capital accounts totaling approximately $5.25 million. In accordance with ASC 740-20-45-11, the Company accounted for the tax effect of the step up in income tax basis related to these transactions with or among shareholders and recognized a deferred tax asset and corresponding increase in equity of approximately $1.91 million. Federal net operating loss carryforwards of approximately $512 thousand related to 2015, $3.96 million related to 2016, $2.98 million related to 2017, $1.41 million related to 2018, $1.95 million related to 2019, and $5.1 million related to 2020 will expire in 2035, 2036, 2037, 2038, respectively and net operating loss generated after January 1, 2018 will not expire. The Company's federal and state tax returns for the 2019 through 2024 tax years generally remain subject to examination by U.S. and various state authorities.

Pursuant to IRC §382 of the Internal Revenue Code, the utilization of net operating loss carryforwards and tax credits may be limited as a result of a cumulative change in stock ownership of more than 50% over a three year period. The Company underwent such a change and consequently, the utilization of a portion of the net operating loss carryforwards is subject to certain limitations.

Note 11. Related Party Transactions

Legal services for the Company associated with the collection of delinquent assessments from property owners was performed by a law firm Business Law Group (“BLG”) which was owned solely by Bruce M. Rodgers, the chairman and CEO of the Company, until and through the date of its initial public offering in 2015. Following the initial public offering, Mr. Rodgers transferred his interest in BLG to other attorneys at the firm through a redemption of his interest in the firm, and BLG is now under control of those lawyers. The law firm has historically performed collection work primarily on a deferred billing basis wherein the law firm receives payment for services rendered upon collection from the property owners or at amounts ultimately subject to negotiations with the Company.

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

Amounts paid to BLGAL for the years ended December 31, 2025 and 2024 were approximately $516 thousand and $516 thousand, respectively.

Under the Services Agreement in effect during the years ended December 31, 2025 and 2024, the Company pays all costs (lien filing fees, process and serve costs) incurred in connection with the collection of amounts due from property owners. Any recovery of these collection costs are accounted for as a reduction in expense incurred. The Company incurred expenses related to these types of costs of $41 thousand and $33 thousand, during 2025 and 2024, respectively. Recoveries during the years ended December 31, 2025 and 2024 related to those costs were approximately $83 thousand and $74 thousand, respectively.

The Company also shares office space, personnel and related common expenses with BLGAL (previously BLG). All shared expenses, including rent, are charged to BLGAL based on an estimate of actual usage. Any expenses of BLGAL paid by the Company that have not been reimbursed or settled against other amounts are reflected as due from related parties in the accompanying consolidated balance sheets. BLGAL were charged a total of approximately $30 thousand and $30 thousand for the office sub-lease during the years ended December 31, 2025 and 2024, respectively.

Amounts payable to BLGAL as of December 31, 2025 and 2024 were approximately $48 thousand and $16 thousand, respectively.

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

Stock Issuance – 2025

December 2025 Offering

On December 19, 2025, the Company and institutional investors (the “December Purchasers”) entered into a securities purchase agreement (the “Securities Purchase Agreement”), pursuant to which the Company issued to the December Purchasers, in a registered direct offering (the “December RDO”), 1,822,535 shares (the “Shares”) of the Company’s common stock, pre-funded warrants to purchase 7,332,395 shares of common stock with an exercise price of $0.001 per share in lieu of Shares, and common warrants to purchase 9,154,930 shares of common stock with an exercise price of $0.71. The December RDO closed on December 22, 2025. The Company received aggregate gross proceeds from the December RDO of approximately $6.0 million, before deducting fees to the placement agent and other offering expenses payable by the Company.

Pursuant to the Securities Purchase Agreement, the Company agreed, contemporaneously with the closing of the December RDO, to reduce the exercise price of 3,472,740 outstanding common stock warrants issued on December 29, 2024 (the “Repriced Warrants”), held by an investor that participated in the December RDO, subject to stockholder approval. The Repriced Warrants had their exercise price reduced to $0.87 per share from $2.95 per share. In addition to the reduction in the exercise price of the Repriced Warrants, the Company agreed to extend the termination date of the Repriced Warrants to the five-year anniversary of the applicable stockholder approval date.

The price reset of the warrants was accounted for as an equity contract modification. The difference in fair value immediately before and after the price reset was determined to be $0.5 million and was recorded as a debit to issuance costs and a credit to APIC, with no net impact to equity.

Additionally, the outstanding August 2025 and 2021 public warrants to purchase an aggregate of 16,670,623 shares of Company common stock at an exercise price of $0.97 per share was reduced to $0.48 per share as a result of the offering. The price reset was accounted for as a deemed dividend. Loss attributable to common shareholders was increased by the calculated value transferred to the holder of $1.1 million in the basic and diluted EPS calculations for the year ended December 31, 2025.

October 2025 Stock Repurchase

On October 29, 2025, the Company entered into Securities Repurchase Agreements (the “Repurchase Agreements”) with seven institutional investors that participated in the Company’s private placement financing that closed on August 18, 2025 (the “Sellers”). Under the Repurchase Agreements, the Company agreed to repurchase from the Sellers an aggregate of 3,308,575 shares of Company common stock, together with warrants to purchase 3,308,575 shares of common stock that were issued in the August 2025 private placement and that were subsequently adjusted to represent the right to purchase an aggregate of 7,248,787 shares (the “Repurchase”). At the closing of the Repurchase, the Company paid $2.41 per unit of common stock and associated common stock purchase warrant (a “Unit”), with each Unit consisting of one share of common stock and a common stock purchase warrant to purchase approximately 2.19 shares of common stock (after giving effect to the above-described warrant adjustment), for an aggregate repurchase price of approximately $8 million. The closing of the Repurchase was completed on October 30, 2025.

As a result of the Company’s securities repurchase, the exercise price of the remaining August 2025 warrants was reduced to $0.97 per share, and the aggregate number of shares issuable upon exercise of such warrants was increased to 15,516,850 shares in the aggregate. The price reset of the August 2025 warrants was accounted for as an equity contract modification. The difference in fair value immediately before and after the price reset was determined to be $0.4 million and was recorded as a debit to issuance costs and a credit to APIC, with no net impact to equity.

Also on November 7, 2025 and as a result of the foregoing adjustment to the exercise price of the August 2025 Warrants, the exercise price of 1,153,774 warrants was reduced from $1.10 per share to $0.97 per share, which was treated as a deemed dividend. Loss attributable to common shareholders was increased by the calculated value transferred to the holder of $48 thousand in the basic and diluted EPS calculations for the year ended December 31, 2025.

August 2025 Offerings

On August 18, 2025, the Company issued to institutional investors an aggregate of 4,322,265 shares of the Company’s common stock and 4,322,265 warrants to purchase shares of common stock at an exercise price of $2.41 per share in an offering (the “PIPE Offering”). The combined purchase price for each share of common stock and common stock purchase warrant in the PIPE Offering was $2.41. The PIPE Offering closed on August 18, 2025, and the Company received aggregate gross proceeds from the PIPE Offering of approximately $10.4 million, before deducting fees to the placement agent and other offering expenses payable by the Company.

In addition, following the closing of the PIPE Offering, the Company issued to institutional investors an aggregate of 5,231,681 shares of the Company’s common stock and, in a concurrent private placement, 5,231,681 warrants to purchase shares of Common Stock at an exercise price of $2.41 per share (the “RD Offering”). The combined purchase price for each share of common stock and common stock purchase warrant in the RD Offering was $2.41. The Company aggregate gross proceeds from the RD Offering of approximately $12.6 million, before deducting fees to the placement agent and other offering expenses payable by the Company.

As a result of the August 2025 transactions the exercise price of 1,153,775 warrants was reduced from $2.88 per share to $1.10 per share, which was treated as a deemed dividend. Loss attributable to common shareholders was increased by the calculated value transferred to the holder of $0.4 million in the basic and diluted EPS calculations for the year ended December 31, 2025.

Stock Issuance - 2024

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

Certain outstanding and exercisable warrants include price protection provisions requiring a reduction in the instrument's exercise price in the event that the Company subsequently issues shares at a purchase price, or warrants at an exercise price, lower than the instrument’s original exercise price. As a result of the 2024 Transactions, this provision was triggered and the exercise price for 1,247,807 warrants was reduced from $30.00 to $2.88. Loss attributable to common shareholders was increased by the calculated value transferred to the holder of $1.7 million in the basic and diluted EPS calculations for the year ended December 31, 2024.

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

As of December 31, 2025 and 2024, 590,185 of the Pre-Funded Warrants were exercised for $0.0001 per share.

Share Issuance to Service Providers

On August 20, 2025 the Company issued 188,000 shares of common stock as a retainer for advisory services to be rendered by a service provider. The total fair value of the shares at the time of issuance was $254 thousand. The retainer will be applied to future invoices over eighteen months beginning April 1, 2026, at a rate of 10,444 shares per month. Additionally, on August 20, 2025 the Company issued 131,600 shares of common stock as a retainer for financial reporting services to be rendered by a contractor. The total fair value of the shares at the time of issuance was $178 thousand, of which $178 thousand and nil was expensed during the year ended December 31, 2025 and 2024, respectively.

On August 9, 2024, the Company issued 29,674 shares of common stock pursuant to a termination agreement with a service provider which required the delivery of such shares and a cash payment of $100 thousand. The total fair value of the shares at the time of issuance was approximately $100 thousand, of which we expensed nil and $100 thousand for the year ended December 31, 2025 and 2024, respectively.

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

The total fair value of the stock at the time of issuance was approximately $1.2 million which was based on the closing market price on the Grant Date of $4.51. The Company expensed approximately nil and $76 thousand of compensation costs for the years December 31, 2025 and 2024, respectively. There was nil unrecognized compensation cost associated with unvested restricted stock as of December 31, 2025 and 2024.

The following is a summary of the restricted share activity during the year ended December 21, 2025 and 2024:

	December 31, 2025		December 31, 2024
	Number of	Weighted Average	Number of	Weighted Average
	Restricted Shares	Award Price	Restricted Shares	Award Price

Restricted Shares outstanding at beginning of the year	-	$-	86,667	$4.51
Vested	-	-	(86,667)	4.51
Restricted Shares outstanding at end of period	-	$-	-	$-

Stock Warrants

The following is a summary of the stock warrant plan activity during the years ended December 31, 2025 and 2024:

	2025		2024
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Warrants outstanding at beginning of the year	4,747,547	$2.93	1,274,807	$30.04

Issued	40,224,448	0.45	5,799,295	2.66
Repurchased	(8,220,274)	0.48	-	-
Exercised	(33,333)	2.88	(2,326,555)	2.22
Expired	(87,699)	2.88	-	-

Warrants outstanding and exercisable at end of the year	36,630,689	$0.48	4,747,547	$2.93

The aggregate intrinsic value of the outstanding common stock warrants as of December 31, 2025 and 2024 was approximately $3.2 million and nil. The remaining weighted average life of the warrants as of December 31, 2025 and 2024 was 3.75 years and 4.07 years.

As of December 31, 2025, there were warrants exercisable to purchase 36,630,689 shares of common stock in the Company and there were no warrants that were unvested. All outstanding warrants contain provisions allowing a cashless exercise at their respective exercise prices.

Stock Options

The following is a summary of the stock option plan activity during the years ended December 31, 2025 and 2024:

	2025		2024
	Number of	Weighted Average	Number of	Weighted Average
	Options	Exercise Price	Options	Exercise Price

Options outstanding at beginning of the year	593,378	$9.06	599,597	$9.00

Granted	1,186,820	1.21	-	-
Forfeited	-	-	-	-
Exercised	-	-	(6,219)	4.02

Options outstanding at end of the period	1,780,198	$3.83	593,378	$9.06

Options exercisable at end of the period	593,378	$9.06	386,169	$11.51

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

Option Awards - Fiscal Year 2025

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

Stock compensation expense recognized for the year ended December 31, 2025 and 2024 related to stock options was approximately $0.7 million and $0.5 million, respectively. There was $0.8 million of unrecognized compensation cost associated with unvested stock options remaining as of December 31, 2025.

The aggregate intrinsic value of the outstanding common stock options as of December 31, 2025 and December 31, 2024 was nil. The remaining weighted average life of the options as of December 31, 2025 and 2024 was approximately 8.83 years and 8.1 years, respectively.

Note 13. Segment Information

The Company applies ASC 280, Segment Reporting, in determining its reportable segments. The Company has two reportable segments: Specialty Finance and Mining and Treasury Operations. The guidance requires that segment disclosures present the measure(s) used by the CODM to decide how to allocate resources and for purposes of assessing such segments’ performance. The Company’s CODM uses revenue, income from operations and income before taxes of our reporting segments to assess the performance of the business of our reportable operating segments. Performance results are monitored, reviewed, and measured monthly and quarterly to assess returns on investment, compensation decisions and changing strategies, if required.

No operating segments have been aggregated to form the reportable segments. The corporate oversight function, and other components that may earn revenues that are only incidental to the activities of the Company are aggregated and included in the “All Other” category.

The Specialty Finance segment generates revenue from providing funding to nonprofit community associations. The Mining and Treasury Operations segment generates revenue from the Bitcoin the Company earns through its mining activities.

	Year ended December 31, 2025
	Specialty Finance	Mining and Treasury Operations	All Other	Total
Revenue, net	$561,310	$8,283,423	$-	$8,844,733
Digital mining cost of revenue	-	5,792,433	-	5,792,433
Curtailment and energy sales	-	(658,048)	-	(658,048)
Staff costs and payroll	522,898	1,446,708	4,241,198	6,210,804
Loss on fair value of mined bitcoin, net	-	1,808,174	-	1,808,174
Impairment loss on mining machines	-	5,391,857	-	5,391,857
Depreciation and amortization	1,907	7,747,406	422,257	8,171,570
Loss on disposal of fixed assets	-	501,800	-	501,800
Other segment expenses (1)	794,980	1,874,007	1,842,043	4,511,030
Operating loss	(758,475)	(15,620,914)	(6,505,498)	(22,884,887)
Loss on fair value of purchased Bitcoin, net	-	(52,704)	-	(52,704)
Loss on fair value of digital assets receivable	-	(3,017,485)	-	(3,017,485)
Credit loss on digital assets receivable	-	(9,187)	-	(9,187)
Unrealized loss on investment and equity securities	-	-	(179,972)	(179,972)
Unrealized gain on Galaxy loan derivative	-	285,160	-	285,160
Unrealized gain on marketable securities	-	-	10,330	10,330
Impairment loss on prepaid mining machine deposits	-	(4,885)	-	(4,885)
Interest income	-	-	3,124	3,124
Interest expense	-	(963,663)	(161,022)	(1,124,685)
Loss before income taxes	(758,475)	(19,383,678)	(6,833,038)	(26,975,191)
Fixed asset additions	1,170	5,351,165	3,667	5,356,002

	Year ended December 31, 2024
	Specialty Finance	Mining and Treasury Operations	All Other	Total
Revenue, net	$567,043	$10,432,605	$-	$10,999,648
Digital mining cost of revenue	-	6,990,856	-	6,990,856
Staff costs and payroll	607,245	464,895	3,484,641	4,556,781
Gain on fair value of Bitcoin, net	-	(7,350,805)	-	(7,350,805)
Depreciation and amortization	3,881	7,730,208	40,072	7,774,161
Impairment loss on mining machines	-	1,379,375	-	1,379,375
Loss on disposal of fixed assets	-	136,100	-	136,100
Other segment expenses (1)	922,081	494,995	2,557,655	3,974,731
Operating income (loss)	(966,164)	586,981	(6,082,368)	(6,461,551)
Gain (loss) on fair value of purchased Bitcoin, net	-	(18,729)	57,926	39,197
Unrealized loss on investment and equity securities	-	-	(1,097,433)	(1,097,433)
Unrealized gain on marketable securities	-	-	9,190	9,190
Impairment loss on prepaid mining machine deposits	-	(12,941)	-	(12,941)
Other income - coupon sales	-	4,490	-	4,490
Interest income	26	-	307,290	307,316
Interest expense	-	(72,511)	(371,189)	(443,700)
Income (loss) before income taxes	(966,138)	487,290	(7,176,584)	(7,655,432)
Fixed asset additions	-	3,202,191	5,265	3,207,456

(1) Other segment items for each reportable segment include rent, collection costs, office and general business expenses, travel, insurance, office and general business expenses

Note 14. Subsequent Events

Galaxy Loan Facility

In connection with the Repurchase, on October 29, 2025, the Company entered into a Master Digital Currency Loan Agreement (the “Loan Agreement”) with Galaxy Digital LLC (“Lender”). On October 30, 2025, the Company made a draw under the Loan facility and borrowed a principal sum of $11 million (the “October Loan”) and granted to Lender a security interest in Bitcoin collateral owned by the Company. Subsequent to December 31, 2025, the maturity date for the October Loan was extended by agreement with the Lender with a new maturity date of April 24, 2026.

Miner Purchase

On February 5, 2026, the Company entered into a Sales and Purchase Agreement with Bitmain Technologies Delaware Limited ("Bitmain") for the purchase of 300 Bitmain S19XP miners at a total purchase price of $126,900.

Brown Loan Amendment

On March 27, 2026, we entered into a second amendment to secured promissory note with Brown Family to extend the maturity date of the Brown Secured Note until June 30, 2026.

December RDO Pre-funded Warrants

During January and February 2026, 2,034,395 pre-funded warrants were exercised for $0.0001 per share.

Exhibit Index

Exhibit Number	Description

3.1	Certificate of Incorporation of LM Funding America, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on March 8, 2024)
3.2	Restated By-Laws of LM Funding America, Inc. (incorporated by reference to Exhibit 3.2 to the Form 10-Q filed on November 17, 2022)
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 (Amendment No. 2) filed on August 27, 2015 (Registration No. 333-205232))
4.2	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934, as amended (incorporated by reference to Exhibit 4.3 to the Form 10-K filed on April 1, 2024)
4.3	Form of LM Funding America, Inc. Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on December 9, 2024)
4.4	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934, as amended (incorporated by reference to Exhibit 4.3 to the Form 10-K filed on April 1, 2024)
4.5	Form of Common Warrant (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on October 20, 2021)
4.6	Form of Series A Common Warrant (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on August 19, 2024)
4.7	Form of Series B Common Warrant (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on August 19, 2024)
4.8	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.3 to the Form 8-K filed on August 19, 2024)
4.9	Form of Common Warrant (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on January 10, 2025)
4.10	Form of Common Warrant (PIPE Offering) (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on August 19, 2025)
4.11	Form of Common Warrant (RDO) (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on August 19, 2025)
4.12	Form of Common Warrant (incorporated by reference to Exhibit 4.1 to the Form 8-K filed December 22, 2025)
4.13	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.2 to the Form 8-K filed December 22, 2025)
4.14	Secured Promissory Note, dated May 13, 2024, between LM Funding America, Inc. and Brown Family Enterprises LLC (incorporated by reference to Exhibit 4.5 to the Form 10-Q filed on May 15, 2024)
4.15*	Amendment to Secured Promissory Note, dated March 27, 2025, between LM Funding America, Inc. and Brown Family Enterprises LLC
4.16	Promissory Note, dated August 6, 2024, between LM Funding America, Inc. and SE & AJ Liebel Limited Partnership (as incorporated by reference to Exhibit 4.1 the Form 8-K filed on August 12, 2024)
4.17

Promissory Note, dated September 15, 2025, between LM Funding America, Inc. and SE & AJ Liebel Limited Partnership (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on September 18, 2025)

4.18*	Second Amendment to Secured Promissory Note, dated March 27, 2026, between LM Funding America, Inc. and Brown Family Enterprises LLC
10.1#	LM Funding America, Inc. 2015 Omnibus Incentive Plan. (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on October 23, 2015)
10.2#	Form of LM Funding America, Inc. 2015 Omnibus Incentive Plan Stock Option Award Agreement. (incorporated by reference to Exhibit 10.5 to the Form 8-K filed on October 23, 2015)
10.3#	Form of LM Funding America, Inc. 2015 Omnibus Incentive Plan Restricted Stock Award Agreement. (incorporated by reference to Exhibit 10.6 to the Form 8-K filed on October 23, 2015)
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

Exhibit Number	Description
10.10#

Amendment No. 1 to Amended and Restated Employment Agreement, dated November 16, 2022, by and between the Company and Richard Russell (incorporated by reference to Exhibit 10.2 to the Form 8-K filed November 18, 2022)

10.11#	Employment Agreement, dated October 27, 2021, by and between the Company and Ryan Duran (incorporated by reference to Exhibit 10.8 to the Form 8-K filed on November 1, 2021)
10.12#	LM Funding America, Inc. 2021 Omnibus Incentive Plan. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on November 1, 2021)
10.13#	Form of Stock Option Award Agreement (2021 Omnibus Incentive Plan) (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on November 1, 2021)
10.14#	Form of Stock Option Award Agreement for executive officer option grants made on October 28, 2021 (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on November 1, 2021)
10.15#	Form of Stock Option Award Agreement for non-employee directors (incorporated by reference to Exhibit 10.5 to the Form 8-K filed on November 1, 2021)
10.16#	LM Funding America, Inc. Non-Employee Director Compensation Program, as amended (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on November 18, 2022)
10.17

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

10.19#

Amendment No. 1 to Amended and Restated Employment Agreement, dated November 16, 2022, by and between the Company and Richard Russell (incorporated by reference to Exhibit 10.2 to the Form 8-K filed November 18, 2022)

10.20	Form of LM Funding America, Inc. Warrant Exercise Agreement (incorporated by reference to the Exhibit 10.1 to the Current Report on Form 8-K filed December 9, 2024)
10.21

Form of Securities Purchase Agreement, dated August 16, 2024, by and between LM Funding America, Inc. and Purchaser (as defined therein) (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on August 19, 2024)

10.22

Loan Agreement, dated as of August 6, 2024, by and among LM Funding America, Inc., LM Funding, LLC, US Digital Mining and Hosting Co., LLC, and SE & AJ Liebel Limited Partnership (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on August 12, 2024)

10.23	Security Agreement, dated as of August 6, 2024, by the Company in favor of SE & AJ Liebel Limited Partnership (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on August 12, 2024)
10.24	Pledge Agreement, dated as of August 6, 2024, by and between the Company and SE & AJ Liebel Limited Partnership (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on August 12, 2024)
10.25	Commercial Guaranty, dated August 6, 2024, by LM Funding, LLC (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on August 12, 2024)
10.26	Commercial Guaranty, dated August 6, 2024, by US Digital Mining and Hosting Co., LLC (incorporated by reference to Exhibit 10.5 to the Form 8-K filed on August 12, 2024)
10.27	Security Agreement, dated as of August 6, 2024, by LM Funding, LLC in favor of SE & AJ Liebel Limited Partnership (incorporated by reference to Exhibit 10.6 to the Form 8-K filed on August 12, 2024)
10.28

Security Agreement, dated as of August 6, 2024, by US Digital Mining and Hosting Co., LLC in favor of SE & AJ Limited Partnership (incorporated by reference to Exhibit 10.7 to Form 8-K filed August 12, 2024)

10.29

Placement Agency Agreement, dated August 18, 2025, between LM Funding America, Inc. and Maxim Group LLC (PIPE Offering) (incorporated by reference to Exhibit 1.1 to the Form 8-K filed on August 19, 2025)

10.30	Placement Agency Agreement, dated August 18, 2025, between LM Funding America, Inc. and Maxim Group LLC (RDO) (incorporated by reference to Exhibit 1.1 to the Form 8-K filed on August 19, 2025)
10.31

Form of Securities Purchase Agreement, dated August 18, 2025, between LM Funding America, Inc. and the purchasers signatory thereto (PIPE Offering) (incorporated by reference to Exhibit 10.1 to Form 8-K filed August 19, 2025)

10.32

Form of Securities Purchase Agreement, dated August 18, 2025, between LM Funding America, Inc. and the purchasers signatory thereto (RDO) (incorporated by reference to Exhibit 10.2 to Form 8-K filed August 19, 2025)

10.33

Form of Registration Rights Agreement, dated August 18, 2025, between LM Funding America, Inc. and the purchasers signatory thereto (incorporated by reference to Exhibit 10.3 to Form 8-K filed August 19, 2025)

10.34

Loan Agreement Amendment, dated as of September 15, 2025, by and among LM Funding America, Inc., LM Funding, LLC, US Digital Mining and Hosting Co., LLC, and SE & AJ Liebel Limited Partnership (incorporated by reference to Exhibit 10.1 to Form 8-K filed on September 18, 2025)

10.35	Placement Agency Agreement, dated December 19, 2025, between LM Funding America, Inc. and Maxim Group LLC (incorporated by reference to Exhibit 1. to Form 8-K filed December 22, 2025)
10.36

Form of Securities Purchase Agreement, dated December 19, 2025, between LM Funding America, Inc. and the purchasers signatory thereto (incorporated by reference to Exhibit 10.1 to Form 8-K filed December 22, 2025)

Exhibit Number	Description
10.37

Master Digital Currency Loan Agreement, dated October 29, 2025, between LM Funding America, Inc. and Galaxy Digital, LLC, together with Loan Term Sheet dated October 30, 2025 (incorporated by reference to Exhibit 10.6 to LM Funding America, Inc.’s Form 10-Q filed November 14, 2025)

19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to LM Funding America, Inc.’s Form 10-K filed March 31, 2025)
21.1*	Subsidiaries of the registrant.
23.1*	Consent of MaloneBailey, LLP
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company’s Form 10-K filed April 1, 2024
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

# Indicates a management contract or compensatory arrangement.

* Filed herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

LM FUNDING AMERICA, INC.

Date: March 31, 2026	By:	/s/ Bruce M. Rodgers
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

Name	Title	Date

/s/ Bruce M. Rodgers
Bruce M. Rodgers	Chief Executive Officer and Chairman of the Board of Directors
	(Principal Executive Officer)	March 31, 2026

/s/ Richard Russell
Richard Russell	Chief Financial Officer
	(Principal Financial Officer and Principal Accounting Officer)	March 31, 2026

/s/ Carollinn Gould
Carollinn Gould	Member of the Board of Directors	March 31, 2026

/s/ Andrew Graham
Andrew Graham	Member of the Board of Directors	March 31, 2026

/s/ Frank Silcox	Member of the Board of Directors	March 31, 2026
Frank Silcox

/s/ Martin Traber	Member of the Board of Directors	March 31, 2026
Martin Traber

/s/ Douglas McCree	Member of the Board of Directors	March 31, 2026
Douglas McCree

/s/ Frederick Mills	Member of the Board of Directors	March 31, 2026
Frederick Mills

1