Form 10-Q
period 2026-03-31
LM FUNDING AMERICA, INC.
filed 2026-05-15
CIK 1640384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

The registrant had 17,352,281 shares of Common Stock, par value $0.001 per share, outstanding as of May 11, 2026.

LM FUNDING AMERICA, INC.

TABLE OF CONTENTS

		Page

PART I.	FINANCIAL INFORMATION	3

Item 1.	Financial Statements	3

	LM Funding America, Inc. and Subsidiaries Consolidated Balance Sheets as of March 31, 2026 (unaudited) and December 31, 2025	3

	LM Funding America, Inc. and Subsidiaries Consolidated Statements of Operations for the Three Months Ended March 31, 2026 and 2025 (unaudited)	4

	LM Funding America, Inc. and Subsidiaries Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2026 and 2025 (unaudited)	5

	LM Funding America, Inc. and Subsidiaries Consolidated Statements of Changes in Stockholders’ Equity for the Three Months Ended March 31, 2026 and 2025 (unaudited)	6
	Notes to Unaudited Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37

Item 4.	Controls and Procedures	37

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	38

Item 1A.	Risk Factors	38

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 3.	Defaults Upon Senior Securities	38

Item 4.	Mine Safety Disclosures	38

Item 5.	Other Information	38

Item 6.	Exhibits	39

SIGNATURES		40

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

LM Funding America, Inc. and Subsidiaries Consolidated Balance Sheets

	March 31,	December 31,
	2026 (unaudited)	2025
Assets
Cash	$801,201	$1,424,426
Marketable securities (Note 5)	35,000	37,380
Prepaid expenses and other assets	1,087,163	1,198,486
Finance receivables	14,020	17,533
Digital assets - current (Note 2)	3,514,903	2,563,474
Digital assets - collateral (Note 2)	5,500,000	5,500,000
Digital assets receivable, net (Note 2)	11,880,544	12,678,014
Galaxy loan derivative asset (Note 6)	-	47,673
Income tax receivable	-	31,187
Current assets	22,832,831	23,498,173

Fixed assets, net (Note 3)	9,362,777	9,917,350
Intangible assets, net (Note 3)	6,261,980	6,327,769
Deposits on mining equipment (Note 4)	-	1,597
Investment in Seastar Medical Holding Corporation	39,097	25,073
Digital assets - long-term (Note 2)	-	8,233,035
Digital assets - collateral (Note 2)	2,200,000	2,200,000
Right of use assets (Note 7)	671,434	728,995
Other assets	384,234	384,234
Long-term assets	18,919,522	27,818,053
Total assets	$41,752,353	$51,316,226

Liabilities and stockholders’ equity
Accounts payable and accrued expenses	1,975,726	1,745,875
Note payable - short-term (Note 6)	6,797,473	7,006,912
Master digital currency loan (Note 6)	10,891,657	10,920,838
Due to related parties (Note 9)	64,857	48,319
Galaxy loan derivative liability (Note 6)	213,793	-
Current portion of lease liability (Note 7)	198,524	194,618
Total current liabilities	20,142,030	19,916,562

Note payable - long-term (Note 6)	1,942,627	1,932,502
Lease liability - net of current portion (Note 7)	575,123	590,368
Long-term liabilities	2,517,750	2,522,870
Total liabilities	22,659,780	22,439,432

Stockholders’ equity (Note 8)
Preferred stock, par value $.001; 150,000,000 shares authorized; no shares issued and outstanding as of March 31, 2026 and December 31, 2025	-	-
Common stock, par value $.001; 350,000,000 shares authorized; 16,157,892 and 14,123,497 shares issued and outstanding as of March 31, 2026 and December 31, 2025	15,626	13,592
Additional paid-in capital	123,516,208	123,186,921
Accumulated deficit	(102,702,142)	(92,582,928)
Total LM Funding America stockholders’ equity	20,829,692	30,617,585
Non-controlling interest	(1,737,119)	(1,740,791)
Total stockholders’ equity	19,092,573	28,876,794
Total liabilities and stockholders’ equity	$41,752,353	$51,316,226

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LM Funding America, Inc. and Subsidiaries Consolidated Statements of Operations (unaudited)

	Three Months ended March 31,
	2026	2025
Revenues:
Digital mining revenues	$1,978,180	$2,273,940
Specialty finance revenue	107,657	67,389
Rental revenue	23,130	30,008
Total revenues	2,108,967	2,371,337
Operating costs and expenses:
Digital mining cost of revenues (exclusive of depreciation and amortization shown below)	1,868,344	1,548,295
Curtailment and energy sales	(367,595)	(149,686)
Staff costs and payroll	1,317,275	1,050,477
Depreciation and amortization	829,828	2,037,578
Loss on fair value of Bitcoin, net	3,784,418	1,809,976
Professional fees	345,694	364,485
Selling, general and administrative	376,428	309,964
Real estate management and disposal	13,375	36,314
Collection costs	12,380	17,352
Settlement costs with associations	-	3,693
Loss on disposal of assets	-	186,781
Other operating costs	361,095	255,948
Total operating costs and expenses	8,541,242	7,471,177
Operating loss	(6,432,275)	(5,099,840)
Unrealized loss on marketable securities	(2,380)	(8,710)
Unrealized gain (loss) on investment and equity securities	14,024	(25,984)
Gain on Galaxy loan derivative	22,374	-
Loss on fair value of purchased Bitcoin, net	-	(52,704)
Loss on fair value of digital assets receivable	(3,178,440)	-
Change in credit loss reserve on digital assets receivable	5,794	-
Interest expense	(545,171)	(220,906)
Interest income	532	1,145
Loss before income taxes	(10,115,542)	(5,406,999)
Income tax expense	-	-
Net loss	$(10,115,542)	$(5,406,999)
Less: loss (gain) attributable to non-controlling interest	(3,672)	8,325
Net loss attributable to LM Funding America Inc.	$(10,119,214)	$(5,398,674)

Basic loss per common share (Note 1)	$(0.47)	$(1.05)
Diluted loss per common share (Note 1)	$(0.47)	$(1.05)

Weighted average number of common shares outstanding
Basic	$21,455,856	$5,133,412
Diluted	21,455,856	5,133,412

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LM Funding America, Inc. and Subsidiaries Consolidated Statements of Cash Flows

(unaudited)

	Three Months ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,115,542)	$(5,406,999)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	829,828	2,037,578
Noncash lease expense	57,561	50,592
Amortization of debt issue costs and debt discount	286,045	21,264
Stock option expense	331,149	110,805
Accrued interest expense on finance lease	12,957	14,710
Loss on fair value of Bitcoin, net	3,784,418	1,862,680
Loss on fair value of digital assets receivable	3,178,440	-
Unrealized loss on marketable securities	2,380	8,710
Gain on Galaxy loan derivative	(22,374)	-
Change in credit loss reserve on digital assets receivable	(5,794)	-
Unrealized loss (gain) on investment and equity securities	(14,024)	25,984
Loss on disposal of fixed assets	-	186,781
Write-off of income tax receivable	31,187	-
Change in operating assets and liabilities:
Prepaid expenses and other assets	111,323	96,526
Advances to related party	16,538	21,368
Accounts payable and accrued expenses	229,851	370,328
Mining of digital assets	(1,978,180)	(2,273,940)
Lease liability payments	(24,296)	(25,395)
Net cash used in operating activities	(3,288,533)	(2,899,008)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net collections of finance receivables - original product	4,602	458
Net investment in finance receivables - special product	(1,089)	(1,317)
Capital expenditures	(207,869)	(170,073)
Collection of note receivable	-	200,000
Investment in digital assets - Tether	(3,198)	(31,420)
Proceeds from sale of Bitcoin	3,100,216	1,204,680
Proceeds from the sale of Tether	3,174	27,964
Change in deposits for mining equipment	-	(480,176)
Distribution to members	-	(1,015)
Net cash provided by investing activities	2,895,836	749,101
CASH FLOWS FROM FINANCING ACTIVITIES:
Insurance financing repayments	(230,700)	(193,090)
Proceeds from warrant exercise, net of issuance costs	172	-
Issuance costs	-	(6,285)
Net cash used in financing activities	(230,528)	(199,375)
NET DECREASE IN CASH	(623,225)	(2,349,282)
CASH - BEGINNING OF PERIOD	1,424,426	3,378,152
CASH - END OF PERIOD	$801,201	1,028,870

SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES
Insurance financing	$-	$168,324
Recognition of Galaxy loan derivative	$237,487	$-
Digital assets transferred to digital assets receivable, net	$2,375,176	$-
SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION
Cash paid for taxes	$-	$-
Cash paid for interest	$210,029	$184,932

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LM Funding America, Inc. and Subsidiaries Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2026 and 2025

(unaudited)

	Common Stock
	Shares	Amount	Additional paid-in capital	Accumulated Deficit	Non-Controlling Interest	Total Equity
Balance - December 31, 2024	5,133,412	$4,602	$102,685,470	$(65,662,731)	$(1,684,782)	$35,342,559
Stock option expense	-	-	110,805	-	-	110,805
Member distribution	-	-	-	-	(1,015)	(1,015)
Issuance costs	-	-	(6,285)	-	-	(6,285)
Net loss	-	-	-	(5,398,674)	(8,325)	(5,406,999)
Balance - March 31, 2025	5,133,412	$4,602	$102,789,990	$(71,061,405)	$(1,694,122)	$30,039,065

Balance - December 31, 2025	14,123,497	$13,592	$123,186,921	$(92,582,928)	$(1,740,791)	$28,876,794
Stock option expense	-	-	331,149	-	-	331,149
Warrant exercise	2,034,395	2,034	(1,862)	-	-	172
Net (loss) gain	-	-	-	(10,119,214)	3,672	(10,115,542)
Balance - March 31, 2026	16,157,892	$15,626	$123,516,208	$(102,702,142)	$(1,737,119)	$19,092,573

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

Bitcoin Treasury Operations and Strategy

Our Bitcoin treasury strategy for the next twelve months includes acquiring and holding Bitcoin, using cash flows from operations that exceed working capital requirements, and from time to time, subject to market conditions, issuing equity or debt securities or engaging in other capital raising transactions with the objective of using the proceeds to purchase Bitcoin. We have not set any specific target for the amount of Bitcoin we seek to hold, and we will continue to monitor market conditions in determining whether to engage in additional Bitcoin purchases. This overall strategy also contemplates that we may periodically sell Bitcoin for general corporate purposes or in connection with strategies that generate tax benefits in accordance with applicable law, enter into additional capital raising transactions, including those that could be collateralized by its Bitcoin holdings, and consider pursuing strategies to create income streams or otherwise generate funds using our Bitcoin holdings. As of March 31, 2026, we owned 164.2 Bitcoins. This does not include 174 Bitcoins classified as Digital assets receivable as of March 31, 2026.

We currently maintain a formal, documented strategy that governs circumstances under which we acquire or monetize our Bitcoin holdings. Decisions to purchase or sell Bitcoin are made on a case-by-case basis at management’s discretion, taking into account factors such as our liquidity, general market conditions, and anticipated cash requirements. As of March 31, 2026, Bitcoin represented 100% of our treasury holdings. We do have small holdings of Tether and USDC outside of our treasury holdings that value in the aggregate less than $10,000 and are used for purchases with merchants that accepts such crypto assets as payment. We do not currently engage in hedging activities. We have not implemented derivative transactions, futures, options, swaps, or other financial instruments to reduce our exposure to Bitcoin price volatility. Any future hedging activity, if undertaken, would be determined by management on a discretionary basis.

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

As of March 31, 2026 and December 31, 2025, the Company had approximately 7,500 and 7,200 machines respectively, which amounted to operating units capable of producing 851 petahash and 750 petahash, respectively, per second (“EH/s”) of computing power.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in the annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The interim consolidated financial statements as of March 31, 2026 and for the three months ended March 31, 2026 and March 31, 2025, respectively, are unaudited. In the opinion of management, the unaudited interim consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of the results for the interim periods. The accompanying consolidated balance sheet as of December 31, 2025, is derived from the audited consolidated financial statements presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Recently Adopted Accounting Pronouncements

There were no new accounting pronouncements adopted during the three months ended March 31, 2026 and 2025 that were determined to have a material effect on the Company’s financial position, results of operations or cash flows.

In November 2024, the FASB issued ASU 2024-04, Debt—Debt with Conversion and Other Options: Induced Conversions of Convertible Debt Instruments (“ASU 2024-04”), which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion or extinguishments of convertible debt. ASU 2024-04 is effective for annual reporting periods beginning after December 15, 2025, and interim periods within those annual periods. Early adoption is permitted. There was no impact of the standard on the Company's consolidated financial statements and related disclosures.

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

Segment and Reporting Unit Information

Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Chief Executive Officer and Chief Financial Officer of the Company comprise the CODM, as a group. The Company has two operating segments as of March 31, 2026, which we refer to as Specialty Finance and Mining & Treasury Operations. Our corporate oversight function and other components that may earn revenues that are only incidental to the activities of the Company are aggregated and included in the “All Other” category. Refer to Note 10 - Segment Information.

Reclassification

Certain prior period immaterial amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on the reported results of operations.

Liquidity

The accompanying consolidated financial statements of the Company have been prepared assuming the Company will continue as a going concern. The going concern basis of presentation assumes that the Company will continue in operation one year after the date these financial statements are issued and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. The evaluation of going concern under the accounting guidance requires significant judgment which involves the Company to consider that it has historically incurred losses in recent years as it has prepared to grow its business through expansion and acquisition opportunities. The Company must also consider its current liquidity as well as future market and economic conditions that may be deemed outside the control of the Company as it relates to obtaining financing and generating future profits. As of March 31, 2026, the Company had $801 thousand available cash on-hand and Bitcoin with a fair market value of $11.2 million (of which $7.7 million is pledged as collateral against outstanding borrowings and classified within “Digital assets - collateral” on the consolidated balance sheets). In addition, the Company had Bitcoin with a fair market value of $11.9 million classified as Digital assets receivable which is pledged as collateral against $11 million of borrowings. Bitcoin classified as “Digital assets - long term” could be utilized for operational purposes if necessary. After considering its current liquidity and future market and economic conditions, the Company has concluded there is no substantial doubt about the Company’s ability to continue as a going concern.

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

Cash

The Company maintains cash balances at several financial institutions that are insured under the Federal Deposit Insurance Corporation’s (“FDIC”) Transition Account Guarantee Program. Balances with the financial institutions may exceed federally insured limits. As of March 31, 2026 and December 31, 2025 we have $260 thousand and $0.4 million of cash in various institutions that exceed the FDIC or SIPC insurance coverage limit of $250,000.

Digital Assets

When applicable, Bitcoin held under our treasury strategy are included in long term assets in the consolidated balance sheets due to the Company’s intention to hold the Bitcoin for long term investment. Bitcoin expected to be used for general working capital purposes are included in current assets in the consolidated balance sheets due to the Company’s ability to sell Bitcoin in a highly liquid marketplace and such Bitcoin holdings are expected to be realized in cash or sold or consumed during the normal operating cycle of the Company. As a result of adopting ASC 350-60 on January 1, 2024, Bitcoin is measured at fair value as of each reporting period. The fair value of Bitcoin is measured using the period-end closing Bitcoin price from its principal market in accordance with ASC 820, Fair Value Measurement. Since Bitcoin is traded on a 24-hour period, the Company utilizes the price as of at fair value at 23:59:59 UTC time, which aligns with the Company's revenue recognition cut-off. The decrease (increase) in fair value from each reporting period is reflected on the consolidated statements of operations as “Loss (gain) on fair value of Bitcoin, net”. The Company sells Bitcoin and such gains and losses from such transactions are measured as the difference between the cash proceeds and the carrying basis of Bitcoin as determined on a First In-First Out basis and are recorded within “Loss (gain) on fair value of Bitcoin, net”.

Bitcoin, which is non-cash consideration earned by the Company through its mining activities, are included as a reconciling item as a cash outflow within operating activities on the accompanying consolidated statements of cash flows. The cash proceeds from the sales of Bitcoin are classified based on the holding period in which the Bitcoin are held. ASC 350-60 specifies that Bitcoin converted nearly immediately into cash would qualify as cash flows from operating activities and all other sales would qualify as investing activities. The Company evaluates its sales of Bitcoin and will record Bitcoin sold nearly immediately as operating cash flows and the remainder will be recorded as investing activities. During the three months ended March 31, 2026 and 2025, all proceeds from Bitcoin sales were classified as investing activities.

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

The digital assets receivable balance is evaluated for possible credit losses, in accordance with ASC 326 - Financial Instruments - Credit Losses. The allowance for credit losses on digital assets receivable under the current expected credit loss (“CECL”) model is determined by utilizing the profitability of default (“PD”) loss given default (“LGD”) approach. In order to apply the PD LGD approach, management considers the remaining expected life of the loans and forecasts of future economic conditions. Allowance for credit losses are included within “Digital assets receivable, net” on the consolidated balance sheets. Refer to Note 2.

Derivatives

The Company evaluates its financing and service arrangements to determine whether certain arrangements contain features that qualify as embedded derivatives requiring bifurcation in accordance with ASC 815, Derivatives and Hedging. Embedded derivatives that are required to be bifurcated from the host instrument or arrangement are accounted for and valued as separate financial instruments. As of March 31, 2026 and December 31, 2025 there was an embedded derivative recognized related to the Galaxy Loan Facility (refer to Note 6).

The Company does not elect to designate derivative instruments as hedges for accounting purposes. As such, our derivative instruments are recorded at fair value each reporting period as “Galaxy loan derivative asset” or “Galaxy loan derivative liability” on the consolidated balance sheets, with subsequent changes in fair value included in “Gain (loss) on Galaxy loan derivative” on the consolidated statements of operations. The Company classifies derivative assets or liabilities as current or non-current based on whether settlement of the instrument could be required within 12 months of the balance sheet date.

Investment in Securities

Investment in securities includes investments in common stocks which are reported at fair value with changes in unrecognized gains or losses included in “Unrealized loss on marketable securities” within the consolidated statements of operations.

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

The Company classifies mining machine deposit payments within “Deposits on mining equipment” in the consolidated balance sheets. As mining machines are received, the respective cost of the mining machines plus the related shipping and customs fees are reclassified from “Deposits on mining equipment” to “Fixed assets, net” in the consolidated balance sheets. Refer to Note 4 - Deposits on Mining Equipment.

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

Right to Use Assets

The Company capitalizes all leased assets pursuant to ASU 2016-02, Leases (Topic 842), which requires lessees to recognize right-of-use assets and lease liability, initially measured at present value of the lease payments, on its balance sheet for leases with terms longer than 12 months and classified as either financing or operating leases. As of March 31, 2026 and December 31, 2025, right to use assets, net of accumulated amortization, was $0.7 million and $0.7 million, respectively.

Impairment of Long-Lived Assets

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment amount is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. There was no impairment recorded for the three months ended March 31, 2026 and 2025.

Revenue Recognition – Bitcoin Mining

Our accounting policy on revenue recognition for our Bitcoin mining segment is provided below.

Step 1: The Company enters into a contract with a Bitcoin mining pool operator (i.e., the customer) to provide hash calculations to the mining pools. The contract is terminable at any time by either party and thus the contract term is shorter than a 24-hour period and the contracts are continuously renewed. The Company provides pool and firmware services solely for Bitcoin mining and the fees charged by the customer during the three months ended March 31, 2026 were approximately 1.9% of the total daily Bitcoin mined.

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

Step 3: The transaction consideration the Company earns is non-cash consideration in the form of Bitcoin, which the Company measures at fair value at 23:59:59 UTC on the date of contract inception using the Company's principal market for Bitcoin. Although the contract renews continuously throughout the day, and thus the value of the consideration should be assessed continuously throughout the day, the Company has concluded that using the 23:59:59 UTC Bitcoin price each day does not result in a materially different outcome. According to the Customer contract, daily settlements are made to the Company by the Customer based on the hash calculations provided over contract periods and the payout is made the following day. When participating in ratable share pools, in exchange for providing hash calculations the Company is entitled to a fractional share of the Bitcoin award the Customer receives for successfully adding a block to the blockchain, plus a fractional share of the transaction fees attached to that blockchain. The Company’s fractional share is based on the proportion of hash calculations the Company contributed to the Customer compared to the total hash calculations contributed by all mining pool participants in solving the current algorithm. When participating in a Full Pay Per Share (“FPPS”) mining pool, in exchange for providing hash calculations to the pool the Company is entitled to compensation, calculated on a daily basis, at an amount that approximates the total Bitcoin that could have been mined using the Company’s hash calculations, calculated on a look-back basis across previous blocks using the pool’s hash rate index. The transaction consideration the Company earns is variable since it is dependent on the daily computing power provided by the Company under the FPPS model and total Bitcoin earned by the Company under the ratable share model. There are no other forms of variable considerations, such as discounts, rebates, refunds, credits, price concessions, incentives, performance bonuses, penalties, or other similar items. The sum of the block reward and transaction fees earned by the Company is reduced by mining pool fees charged by the Customer for operating the mining pool based on a rate schedule per the mining pool contract. The mining pool fee is only incurred to the extent we perform hash calculations and generate revenue in accordance with the customer’s payout formula during the continuously renewed contract periods beginning midnight UTC and ending 23:59:59 UTC daily. This amount represents consideration paid to the customer and is thus reported as a reduction in revenue.

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

Curtailment and Energy Sales

For our Oklahoma mining site, the energy costs are incurred at market price with no power purchase agreements for a fixed future rate. The Company has a “Will Serve agreement” with the local energy company that provides credits based on amount of electricity provided and based on reducing power consumption upon peak demand times. The Company utilizes a third-party broker to facilitate its participation in demand response programs offered by the Southwest Power Pool (“SPP”), a regional transmission organization that manages the electric grid and wholesale power for the central United States. The broker analyzes the forecasted power consumption, market value of Bitcoin and day-ahead energy prices to determine whether estimated mining revenues will exceed the energy cost incurred by the Company to operate its mining equipment (“breakeven price”) for each hour of the following day. If the Company's estimated revenues are predicted to fall below the breakeven price, power will be curtailed, and we will receive compensation from the SPP in exchange for supplying power to the grid (“Energy Sales”). If estimated revenue is above the breakeven price, the Company receives compensation for pledging its estimated power usage as available for curtailment in the event SPP needs to adjust load for grid balancing (“Curtailment”). We received $367 thousand and $150 thousand of compensation related to curtailment and energy sales during the three months ended March 31, 2026 and 2025, respectively, which is recorded as “Curtailment and energy sales” in the consolidated statements of operations.

Utility Deposit Bond

In lieu of maintaining a cash utility deposit with the energy provider for our Oklahoma mining site, we purchased a utility deposit bond which guarantees that the energy provider would receive payment from the third party surety up to an amount of $717 thousand in the event the Company defaults on utility charges. The Company pays an annual premium of approximately $14 thousand for the utility deposit bond and the cost of the bond is amortized ratably over the twelve-month coverage period.

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

The Company’s contracts with its specialty finance customers have very specific performance obligations. The Company has determined that the known amount of cash to be realized or realizable on its revenue generating activities cannot be reasonably estimated and as such, classifies its finance receivables as nonaccrual and recognizes revenues in the accompanying statements of income on the cash basis or cost recovery method in accordance with ASC 310-10, Receivables. The Company’s operations also consist of rental revenue earned from tenants under leasing arrangements which provide for rent income. The leases have been accounted for as operating leases. For operating leases, revenue is recorded based on cash rental payments collected during the period. The Company analyzed its remaining revenue streams and concluded there were no changes in revenue recognition with the adoption of the new standard.

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

Net Commission Revenue: The Company acts as an agent in providing health travel insurance policies. As a result, the Company revenue is recorded at net. The Company has determined that the known amount of cash to be realized or realizable on its revenue generating activities can be reasonably estimated and as such, classifies its receivables as accrual and recognizes revenues in the accompanying statements of income on the accrual basis. If a policy is not effective as of the end of a period, then the associated revenue and underwriting costs are deferred until the effective date. The majority of the commission revenue is underwritten by two policy underwriters who pay the Company commissions.

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

Income Taxes

The Company’s calculation of its tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions. The Company recognizes tax liabilities for uncertain tax positions based on management’s estimate of whether it is more likely than not that additional taxes will be required. The Company had no uncertain tax positions as of March 31, 2026 and December 31, 2025.

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

Income tax expense/(benefit) from operations for the three months ended March 31, 2026 and 2025 was nil in each period, which resulted primarily from maintaining a full valuation allowance against the Company's deferred tax assets.

Loss Per Share

Basic loss per share is calculated as net loss to common stockholders divided by the weighted average number of common shares outstanding during the period. The number of outstanding shares used for the EPS calculation includes outstanding penny warrants. Refer to Note 8 – Stockholder’s Equity.

Diluted income (loss) per share for the periods equal to basic income (loss) per share as the effect of any stock-based compensation awards and warrant repricing would be anti-dilutive.

The anti-dilutive stock-based compensation awards consisted of:

	March 31, 2026	December 31, 2025
Stock Options	1,780,005	1,780,198
Stock Warrants	34,596,294	36,630,689

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

Related Party

ASC 850 - Related Party Disclosures requires disclosure of related party transactions and certain common control relationships. The Company discloses related party transactions and such transactions are approved by the Company’s Board of Directors. Refer to Note 9 – Related Party Transactions.

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

Non-cash Activities

Digital assets transferred to digital assets receivable - The Company pledged 174 Bitcoin collateral and 145 Bitcoin related to the Galaxy Loan Facility as of March 31, 2026 and December 31, 2025, respectively, which was derecognized from the Company’s ending Bitcoin balance, and recorded in “Digital assets receivable, net” on the Company’s consolidated balance sheets.

Recognition of Galaxy loan derivative - The Company recognized a debt discount and corresponding derivative liability related to the Galaxy Loan Facility at inception and the loan renewal date.

Insurance financing - The Company purchased insurance policies during the three months ended March 31, 2026 and 2025 in the amount of nil and $168 thousand, respectively, using a finance agreement.

Note 2. Digital Assets and Digital Assets Receivable, net

Digital assets consisted of the following:

	March 31, 2026	December 31, 2025
Bitcoin	$9,012,708	8,061,303
Tether	2,195	2,171
Digital assets - current	9,014,903	8,063,474
Bitcoin - long-term	2,200,000	10,433,035
Total digital assets	$11,214,903	18,496,509

Bitcoin
	March 31, 2026	December 31, 2025
Number of Bitcoin held	164.2	211.4

Carrying basis - per Bitcoin	$85,673	$100,863
Fair value - per Bitcoin	$68,298	$87,505
Carrying basis of Bitcoin	$14,067,465	$21,322,419
Fair value of Bitcoin	$11,212,708	$18,494,338

The carrying basis represents the valuation of Bitcoin at the time the Company earns the Bitcoin through mining activities or the cost paid for purchased Bitcoin. Fair value of Bitcoin was determined using Level 1 inputs. As of March 31, 2026 and December 31, 2025 approximately 112.7 Bitcoin and 88 Bitcoin, respectively, (with an approximate fair value of $7.7 million) were held in a custody account as collateral for the Company’s loans with SE & AJ Liebel Limited Partnership. Accordingly, the Company is restricted in its ability to use the Bitcoin separately held as collateral in the operation of its business. The Company regularly moves the collateral Bitcoin out of the collateral account when the fair value of such Bitcoin increases and deposits additional Bitcoin into the collateral account when the fair value of such Bitcoin decreases.

The following table presents a roll-forward of Bitcoin for the three months ended March 31, 2026 and 2025:

	March 31, 2026	March 31, 2025
Bitcoin beginning of period	$18,494,338	$14,019,205
Addition of Bitcoin from mining activities	1,978,180	2,273,940
Bitcoin transferred as collateral for Galaxy loan	(2,375,176)	-
Disposition of Bitcoin from sales	(3,100,216)	(1,204,680)
Loss on fair value of purchased Bitcoin, net	-	(52,704)
Loss on fair value of Bitcoin, net	(3,784,418)	(1,809,976)
End of period	$11,212,708	13,225,785

The Company recognized cumulative realized loss from dispositions of Bitcoin of $0.8 million and $0.1 million during the three months ended March 31, 2026 and 2025, respectively.

Digital Assets Receivable, net

In connection with the Galaxy Loan Facility entered into on October 29, 2025, the Company has pledged 174 and 145 Bitcoin, respectively, as collateral as of March 31, 2026 and December 31, 2025 . While the loan is outstanding, Galaxy has the right and the ability to use the digital assets at its discretion, including the ability to sell or pledge the borrowed digital assets to third parties. At the conclusion of the loan, Galaxy is obligated to return the same type and quantity of digital assets as those pledged by the Company. As the collateral pledged related to the Galaxy Loan Facility can be rehypothecated, the Bitcoin is derecognized from the Company’s ending Bitcoin balance, and recorded in “Digital assets receivable, net” on the Company’s consolidated balance sheets.

The digital assets receivable are initially measured upon transfer at fair value and subsequently remeasured at fair value as of the balance sheet date. A decrease in fair value of $3.2 million and nil was recognized within “Loss on fair value of digital assets receivable” on the consolidated statements of operations for the three months ended March 31, 2026 and 2025, respectively.

The digital assets receivable balance was evaluated for possible credit losses, in accordance with ASC 326 - Financial Instruments - Credit Losses. An allowance for credit losses of $3 thousand and $9 thousand are recorded in “Digital assets receivable, net” on the Company’s consolidated balance sheets as of March 31, 2026 and December 31, 2025, respectively.

A summary of digital assets receivable, net is as follows:

	March 31, 2026	December 31, 2025

Digital assets receivable	$11,883,937	$12,687,201
Credit loss reserve on digital assets receivable	(3,393)	(9,187)
End of period	$11,880,544	$12,678,014

	March 31, 2026

Beginning of year	$12,678,014
Transfer of Bitcoin to receivable	2,375,176
Change in credit loss reserve on digital assets receivable	5,794
Loss on fair value of digital assets receivable	(3,178,440)
End of period	$11,880,544

Note 3. Fixed Assets and Intangible Assets, net

The components of fixed assets as of March 31, 2026 and December 31, 2025 are as follows:

	Useful Life	March 31, 2026	December 31, 2025
Mining machines	9 months - 4 years	$22,518,772	$22,388,471
Mining site equipment	6-10 years	4,984,547	4,827,888
Building	30 years	467,707	569,480
Real estate assets owned	30 years	80,056	80,056
Furniture, computer and office equipment	3-5 years	463,048	440,313
Land		525,000	525,000
Gross fixed assets		29,039,130	28,831,208
Less: accumulated depreciation		(19,676,353)	(18,913,858)
Fixed assets, net		$9,362,777	$9,917,350

As of March 31, 2026 and December 31, 2025, there were approximately 7,500 and 7,200 miners, respectively, located at various hosting sites. The Company’s depreciation expense recognized for the three months ended March 31, 2026 and 2025 was $0.8 million and $2.0 million, respectively.

There was nil and $187 thousand loss on disposal of fixed assets during the three months ended March 31, 2026 and 2025, respectively.

Intangible assets as of March 31, 2026 and December 31, 2025 consist of the following:

	Useful Life (Years)	March 31, 2026	December 31, 2025
Power and interconnection rights	25	$6,578,600	$6,578,600
Gross intangible assets		6,578,600	6,578,600
Less: accumulated amortization		(316,620)	(250,831)
Total intangible assets, net		$6,261,980	$6,327,769

The Company expects to record amortization expense of intangible assets over the next 5 years and thereafter as follows:

Fiscal year ended December 31,	Estimated Amortization Expense
2026 (9 months remaining)	$197,355
2027	263,144
2028	263,144
2029	263,144
2030	263,144
Thereafter	5,012,049
Total	$6,261,980

During the three months ended March 31, 2026 and 2025 the Company recognized $66 thousand and $55 thousand amortization expense, respectively.

Note 4. Deposits on Mining Equipment and Hosting Services

From time to time, the Company enters into mining machine and equipment purchase agreements in connection with our Bitcoin mining operations which require deposits to be paid in advance of the respective asset or service being received.

As of March 31, 2026 and December 31, 2025, the Company had a total of nil and $2 thousand, respectively, classified as “Deposits on mining equipment”.

Note 5. Investments

Marketable Securities

Our marketable equity securities are publicly traded stocks measured at fair value using quoted prices for identical assets in active markets and classified as Level 1 within the fair value hierarchy. Marketable equity securities as of March 31, 2026 and December 31, 2025, and activity for the three months ended March 31, 2026 and year ended December 31, 2025, are as follows:

	Cost	Cost of Shares Sold	Gross Unrealized Gain (Loss)	Fair Value

Marketable equity securities, March 31, 2026	$37,380	$-	$(2,380)	$35,000

Marketable equity securities, December 31, 2025	$27,050	$-	$10,330	$37,380

No marketable securities were sold during the three months ended March 31, 2026 and 2025.

Note 6. Debt and Other Financing Arrangements

Galaxy Loan Facility

On October 29, 2025, the Company entered into a Master Digital Currency Loan Agreement (the “Loan Agreement”) with Galaxy. On October 30, 2025, the Company made a draw under the Galaxy Loan Facility and borrowed a principal sum of $11 million (the “October 2025 Loan”). In connection with the October 2025 Loan, the Company granted to Galaxy a security interest in 145 Bitcoin owned by the Company as collateral. This security interest was subsequently increased to 174 Bitcoin in the three months ended March 31, 2026.

The settlement amount of the loans borrowed under the Loan Agreement are adjusted based on the Bitcoin price relative to a contractual floor and ceiling market price of Bitcoin (“Collar Feature”), and is cash settled.

On January 28, 2026, the Company extended the Loan Agreement and modified the contractual floor and ceiling market prices of the Collar Feature. The realized loss on the settlement of the derivative liability related to the modification of the Collar Feature was $48 thousand and was recorded within “Gain on Galaxy loan derivative” on the consolidated statements of operations for the three months ended March 31, 2026.

On February 27, 2026, the Company extended the Loan Agreement and modified the contractual floor and ceiling market prices of the Collar Feature. The realized gain on the settlement of the derivative liability related to the modification of the Collar Feature was $67 thousand.

On April 6, 2026, the Company extended the Galaxy Loan Facility from April 24, 2026 through June 26, 2026.

The Collar Feature is an embedded derivative requiring bifurcation under ASC 815-15. The fair value of the Collar Feature is calculated using a Black Scholes calculation using Level 3 inputs. Significant inputs for the fair value of the Collar Feature for the January and February modifications include the volatility of Bitcoin observed for a similar term as the remaining term of the loan of 32.4%-55.4% and short term treasury interest rates of 3.5%. The derivatives are classified as a debt discount and amortized over the life of the contract.

The derivative liability of $214 thousand and derivative asset of $48 thousand was classified as “Galaxy loan derivative” on the consolidated balance sheets as of March 31, 2026 and December 31, 2025, respectively.

Debt of the Company consisted of the following as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Financing agreement with Imperial PFS that is unsecured. Down payment of $9,218 was required upfront. Eleven installment payments of $16,743 are to be made over the loan term. The note matures on June 1, 2026. Annualized interest is 9.45%.	50,230	100,461

Financing agreement with Imperial PFS that is unsecured. Down payment of $6,900 was required upfront. Six installment payments of $12,604 are to be made over the loan term. The note matures on June 1, 2026. Annualized interest is 9.45%.	37,813	75,627

Financing agreement with Imperial PFS that is unsecured. Down payment of $50,635 was required upfront. Ten installment payments of $47,553 are to be made over the loan term. The note matures on August 1, 2026. Annualized interest is 8.6%.	237,765	380,423

Secured loan with Brown Family Enterprises LLC. The note matures on June 30, 2026. Interest is 11% per annum.	1,500,000	1,500,000

Loan with SE & AJ Liebel Limited Partnership. $2.2 million of Bitcoin has been pledged as collateral. The note matures on September 15, 2027. Interest is 12% per annum.	2,000,000	2,000,000

Loan with SE & AJ Liebel Limited Partnership. $5.5 million of Bitcoin has been pledged as collateral. The note matures on August 6, 2026. Interest is 12% per annum.	5,000,000	5,000,000

Loan with Galaxy Digital LLC. $11.9 million and $12.7 million worth of Bitcoin have been pledged as collateral as of March 31, 2026 and December 31, 2025, respectively. The note matures on June 26, 2026. Interest is 0% per annum.	11,000,000	11,000,000

Debt discount	(194,051)	(196,259)
	$19,631,757	$19,860,252

Minimum required principal payments on the Company's debt as of March 31, 2026 are as follows:

Maturity	Amount
2026	17,825,808
2027	2,000,000
$19,825,808

Note 7. Commitments and Contingencies

Leases

The Company leases office space and office equipment under non-cancelable operating leases. Leases with an initial term of one year or less are not recorded on the balance sheet, and the Company generally recognizes lease expense for these leases on a straight-line basis over the lease term. As of March 31, 2026, the Company’s long term operating leases have remaining lease terms of between 2 -28 months and include options to renew the leases. The exercise of lease renewal options is generally at the Company’s sole discretion. The Company’s leases do not contain any material residual value guarantees or material restrictive covenants. As of March 31, 2026, the Company's long term financing land lease has a remaining lease term of 39 months and includes a purchase option.

The Company determines if an arrangement is a lease at inception. Operating lease right-of-use (“ROU”) assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term using either the implicit rate in the lease, if known, or the Company’s incremental borrowing rate for the specific lease as of the lease commencement date. The ROU assets are also adjusted for any prepayments made or incentives received. The lease terms include options to extend or terminate the lease only to the extent it is reasonably certain any of those options will be exercised. Lease expense for operating leases is recognized on a straight-line basis over the lease term. For finance leases, amortization expense is recognized on a straight-line basis over the shorter of the useful life of the asset or the lease term and interest expense related to the lease is recognized using the interest method. The Company accounts for lease components (e.g., fixed payments) separate from the non-lease components (e.g., common-area maintenance costs).

The Company’s office lease is through July 31, 2028. Subsequent renewal options were not considered probable of being exercised as of March 31, 2026. This office space is in a building owned by a board member. The Company shares this space and the related costs associated with this operating lease with a related party (Refer to Note 9) that also performs legal services associated with the collection of delinquent assessments. The related party has a sub-lease for approximately $2.5 thousand per month plus operating expenses for the three months ended March 31, 2026 and 2025.

Lease expense recognized for the three months ended March 31, 2026 and 2025 was $67 thousand and $71 thousand, respectively. Sublease income recognized for the three months ended March 31, 2026 and 2025 was approximately $7 thousand and $7 thousand, respectively.

The following table presents supplemental balance sheet information related to leases as of March 31, 2026 and December 31, 2025:

	Balance Sheet Line Item	March 31, 2026	December 31, 2025
Assets
ROU assets - operating lease	Right of use asset, net	$243,586	$268,236
ROU assets - finance lease	Right of use asset, net	427,848	460,759
Total lease assets		$671,434	$728,995

Liabilities
Current lease liabilities - operating lease	Current portion of lease liability	$99,294	$97,852
Current lease liabilities - finance lease	Current portion of lease liability	99,230	96,766
Long-term lease liabilities - operating lease	Lease liability - net of current portion	152,531	178,269
Long-term lease liabilities - finance lease	Lease liability - net of current portion	422,592	412,099
Total lease liabilities		$773,647	$784,986

Weighted-average remaining lease term (in years) - operating lease		2.3	2.6
Weighted-average discount rate - operating lease		10.09%	10.07%
Weighted-average remaining lease term (in years) - finance lease		3.3	3.5

The following table presents supplemental cash flow information and non-cash activity related to leases for the three months ended March 31, 2026 and 2025:

Lease Supplemental Cash Flow Table	March 31,
	2026	2025
Operating cash flow information
Cash paid for amounts included in the measurement of lease liabilities	$(24,296)	$(25,395)
Non-cashflow information
Accrued interest expense on finance lease	$12,957	$14,710

The following table presents maturities of lease liabilities on an undiscounted basis as of March 31, 2026:

Lease Maturity Table
	Operating Leases	Finance Leases	Total Leases
2026	90,172	143,222	233,394
2027	121,598	147,518	269,116
2028	72,158	151,944	224,102
2029	-	181,502	181,502
2030 and thereafter	-	-	-
(less: imputed interest)	(32,103)	(102,364)	(134,467)
	$251,825	$521,822	$773,647

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

Uptime Purchase Agreement Matter

In October 2021, we entered into a sale and purchase agreement (the “Uptime Purchase Agreement”) with Uptime Armory LLC (“Uptime”) to purchase 18 modified 40-foot cargo containers (“POD5ive containers”) for $3.15 million, of which we paid $2.4 million (75%) in 2021 as a non-refundable down payment and the remaining 25% in 2022 upon Uptime’s notice of completion; however, no containers have been delivered as of March 31, 2026. In November 2022, we filed suit in Florida circuit court against Uptime and Bit5ive, LLC (“Bit5ive”) alleging breach of contract and violation of the Florida Deceptive and Unfair Trade Practices Act. The court stayed the action and ordered the parties to confidential arbitration governed by the American Arbitration Association. We recorded an impairment charge of $3.15 million on our mining machine deposit in the fourth quarter of 2022. The arbitrator ruled in favor of US Digital’s dispositive motions against Uptime and Bit5ive, and we have filed a Proof of Claim in the amount of the arbitrator’s award of $3.2 million (owed joint and several with Bit5ive) following the Defendants’ filing for Assignment for the Benefit of Creditors. The likelihood and amount of recovery of the Company’s outstanding claims cannot be estimated at this time.

Uptime Hosting Agreement Matter

In October 2021, US Digital also entered into a hosting agreement with Uptime Hosting LLC (the “Hosting Agreement”) to host the Company’s 18 POD5ive containers for 6 cents per kilowatt with a one-year term, under which we paid a refundable deposit of $0.8 million. On June 29, 2022, the Hosting Agreement was terminated pursuant to a Release and Termination Agreement in which Uptime Hosting LLC agreed to repay the $0.8 million deposit. We recorded an impairment charge of $0.8 million on our prepaid hosting deposit in the fourth quarter of 2022. In September 2022, we filed suit in Florida circuit court against Uptime Hosting LLC for return of the deposit and other damages, alleging breach of contract and violation of the Florida Deceptive and Unfair Trade Practices Act. We have since amended the complaint to add claims against additional defendants, including breach of contract, violations of Florida’s Uniform Fraudulent Transfer Act and Florida Fraudulent Asset Conversion, violation of the Florida Deceptive and Unfair Trade Practices Act, and claims for equitable liens.

CFTC enforcement action

On September 30, 2024, the Commodity Futures Trading Commission (“CFTC”) filed an enforcement action in the U.S. District Court for the Southern District of Florida, styled Commodity Futures Trading Commission v. Traders Domain FX LTD d/b/a The

Traders Domain, et al., Case No. 1:24-cv-23745-RKA (the “CFTC Action”). Among the named defendants were Algo Capital LLC (“Algo Capital”) and certain insiders and affiliates of Algo Capital previously involved in state court Assignment for the Benefit of Creditors (“ABC”) proceedings. The Company’s claims against Robert D Collazo, Uptime, Uptime Hosting LLC, Bit5ive, Block Consulting Services, LLC, 6301 Southwest Ranches LLC were under the jurisdiction of the ABC proceedings therefore such claims are now a part of the CFTC Action.

On October 3, 2024, the District Court entered an order granting the CFTC’s motion for the appointment of a receiver (the “Receivership Order”). All assets that are collected from the individuals and entities named in the CFTC action will be remitted to the Receiver for administration and potential distribution under the supervision of the federal court. The receiver is currently in the process of identifying and recovering assets. The likelihood and amount of recovery of the Company's outstanding claims against Uptime, Uptime Hosting LLC and Bit5ive cannot be estimated at this time.

Note 8. Stockholders’ Equity

At the Market Program

On March 27, 2026, the Company entered into an at the market offering agreement (the “Sales Agreement”) with Maxim Group LLC (the “Agent”), pursuant to which the Company may, from time to time, at the Company’s discretion, offer and sell shares of the Company’s common stock, having an aggregate offering price of up to $75,000,000 (the “Shares”), through the Agent, acting as sales agent. The Shares to be sold under the Sales agreement, if any, will be issued and sold pursuant to the Company’s shelf registration statement which was filed with the Securities and Exchange Commission (“SEC”) on August 13, 2024 (the “Registration Statement”) and was declared effective on November 21, 2024. A prospectus supplement related to the Company’s at the market offering (“ATM”) program with the Agent under the Sales Agreement was filed with the SEC on March 27, 2026. The ATM program will remain in effect until the Sales Agreement is terminated by either the Company or Agent, with the Company having the right to terminate the agreement at any time upon 10 days’ notice and the Agent having the right to terminate at any time. As of March 31, 2026, an aggregate gross sales limit of $75,000,000 remains available for issuance under the ATM program. Approximately $120 thousand of legal and professional fees incurred related to the establishment of the ATM program as of March 31, 2026 were deferred and recorded within “Prepaid expenses and other assets” on the Consolidated Balance Sheets and will be amortized ratably as stock is issued under the program.

Stock Options

The following is a summary of the stock option plan activity during the three months ended March 31, 2026 and 2025:

	2026		2025
	Number of	Weighted Average	Number of	Weighted Average
	Options	Exercise Price	Options	Exercise Price
Options outstanding at beginning of the year	1,780,198	$3.83	593,378	$9.06
Granted	-	-	-	-
Expired	(193)	(3,265.54)	-	-
Exercised	-	-	-	-

Options outstanding at end of the period	1,780,005	$3.48	593,378	$9.06

Options exercisable at end of the period	959,844	$5.43	386,169	$11.51

Stock compensation expense recognized for the three months ended March 31, 2026 and 2025 related to stock options was approximately $331 thousand and $111 thousand, respectively. As of March 31, 2026 there was $0.5 million of unrecognized compensation cost associated with unvested stock options remaining.

The aggregate intrinsic value of the outstanding common stock options as of March 31, 2026 and December 31, 2025 was nil. The remaining weighted average life of the options as of March 31, 2026 and December 31, 2025 was approximately 8.56 years and 8.83 years, respectively.

Warrants

The following is a summary of the warrant activity during the three months ended March 31, 2026 and 2025:

	2026		2025
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Warrants outstanding at beginning of the year	36,630,689	$0.48	4,747,547	$2.93

Issued	-	-	-	-
Exercised	(2,034,395)	(0.001)	-	-
Expired	-	-	-	-

Warrants outstanding and exercisable at end of the year	34,596,294	$0.48	4,747,547	$2.93

During January and February 2026, 2,034,395 pre-funded warrants were exercised for $0.001 per share.

The aggregate intrinsic value of the outstanding common stock warrants as of March 31, 2026 and December 31, 2025 was $1.3 million and $3.2 million. The remaining weighted average life of the warrants as of March 31, 2026 and December 31, 2025 was 3.44 years and 3.75 years, respectively.

As of March 31, 2026, there were no warrants that were unvested. All outstanding warrants contain provisions allowing a cashless exercise at their respective exercise prices.

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

Under the agreement, the Company paid BLG a fixed monthly fee of $43 thousand per month for services rendered during the three months ended March 31, 2026 and 2025, respectively. The Company pays BLG a minimum per unit fee of $700 in any case where there is a collection event and BLG received no payment from the property owner, including any unit where the Company has taken title to the unit or where the Association has terminated its contract with either BLG or the Company.

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

Amounts paid to BLGAL for the three months ended March 31, 2026 and 2025 were $129 thousand and $129 thousand, respectively.

Pursuant to the Services Agreement, as amended, in effect during the three months ended March 31, 2026 and 2025, the Company paid all costs (lien filing fees, process and serve costs) incurred in connection with the collection of amounts due from property owners. Any recovery of these collection costs is accounted for as a reduction in expense incurred. The Company incurred expenses related to collection costs for the three months ended March 31, 2026 and 2025 in the amounts of $19 thousand and $22 thousand, respectively. Recoveries during the three months ended March 31, 2026 and 2025 were $7 thousand and $5 thousand, respectively.

The Company also shares office space, personnel and related common expenses with BLGAL. All shared expenses, including rent, are charged to BLGAL based on an estimate of actual usage. Any expenses of BLGAL paid by the Company that have not been reimbursed or settled against other amounts are reflected as due from related parties in the accompanying consolidated balance sheet. BLGAL was charged for office sub-lease for the three months ended March 31, 2026 and 2025 for a total of $7 thousand and $7 thousand, respectively.

Amounts payable to BLGAL as of March 31, 2026 and December 31, 2025 were $65 thousand and $48 thousand, respectively.

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

	Three Months Ended March 31, 2026
	Specialty Finance	Mining and Treasury Operations	All Other	Total
Revenue, net	$130,787	$1,978,180	$-	$2,108,967
Digital mining cost of revenue	-	1,868,344	-	1,868,344
Curtailment and energy sales	-	(367,595)	-	(367,595)
Staff costs and payroll	39,640	310,644	966,991	1,317,275
Loss on fair value of mined bitcoin, net	-	3,784,418	-	3,784,418
Depreciation and amortization	208	640,336	189,284	829,828
Other segment expenses (1)	176,557	516,239	416,176	1,108,972
Operating loss	(85,618)	(4,774,206)	(1,572,451)	(6,432,275)
Unrealized gain on investment and equity securities	-	-	14,024	14,024
Unrealized loss on marketable securities	-	-	(2,380)	(2,380)
Gain on Galaxy loan derivative	-	22,374	-	22,374
Loss on fair value of digital assets receivable	-	(3,178,440)	-	(3,178,440)
Change in credit loss reserve on digital assets receivable	-	5,794	-	5,794
Interest income	-	-	532	532
Interest expense	-	(504,484)	(40,687)	(545,171)
Loss before income taxes	(85,618)	(8,428,962)	(1,600,962)	(10,115,542)
Fixed asset additions	-	203,344	4,578	207,922

	Three Months Ended March 31, 2025
	Specialty Finance	Mining and Treasury Operations	All Other	Total
Revenue, net	$97,397	$2,273,940	$-	$2,371,337
Digital mining cost of revenue	-	1,548,295	-	1,548,295
Staff costs and payroll	130,621	228,973	690,883	1,050,477
Loss on fair value of Bitcoin, net	-	1,809,976	-	1,809,976
Depreciation and amortization	477	1,980,092	57,009	2,037,578
Other segment expenses (1)	214,883	322,061	487,908	1,024,852
Operating loss	(248,584)	(3,615,456)	(1,235,800)	(5,099,840)
Loss on fair value of purchased Bitcoin, net		(52,704)	-	(52,704)
Unrealized loss on investment and equity securities	-	-	(25,984)	(25,984)
Unrealized loss on marketable securities	-	-	(8,710)	(8,710)
Interest income	-	-	1,145	1,145
Interest expense	-	(183,919)	(36,987)	(220,906)
Loss before income taxes	(248,584)	(3,852,079)	(1,306,336)	(5,406,999)
Fixed asset additions	1,170	166,896	2,007	170,073

1) Other segment items for each reportable segment include rent, collection costs, office and general business expenses, travel and insurance costs.

Note 11. Subsequent Events

ATM Program

The Company sold approximately 74,389 shares under the ATM program between April 14, 2026 and April 22, 2026 at a price range between $0.29 per share to $0.303 per share for a total of approximately $21,500 in net sales proceeds. Certain outstanding and exercisable warrants include price protection provisions requiring a reduction in the instrument’s exercise price in the event that the Company subsequently issues shares at a purchase price, or warrants at an exercise price, lower than the instrument’s original exercise price. As a result of the ATM program sales, this provision was triggered and the exercise price for 16,670,624 warrants was reduced from $0.48 to $0.29.

December RDO Pre-funded Warrants

During May 2026, 1,120,000 pre-funded warrants were exercised for $0.001 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis should be read in conjunction with the Unaudited Consolidated Financial Statements and Notes for the three months ended March 31, 2026, and with the Annual Report on Form 10-K for the year ended December 31, 2025.

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

We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties, and assumptions about us that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Important factors which could materially affect our results and our future performance include, without limitation:

•
our ability to retain the listing of our securities on the Nasdaq Capital Market,
•
the early stage of our Bitcoin mining business and our lack of operating history in such business,
•
volatility surrounding the value of Bitcoin and other cryptocurrencies,
•
the uncertainty surrounding the Bitcoin mining business in general,
•
bankruptcy or financial problems of our hosting vendors in our mining business,
•
our Bitcoin treasury strategy has not been tested over an extended period of time or under different market conditions,
•
our treasury strategy is concentrated on Bitcoin,
•
we are subject to counterparty risks, including in particular risks relating to our custodians,
•
the ability to scale our mining business,
•
our ability to obtain funds to purchase receivables,
•
our ability to purchase defaulted consumer receivables at appropriate prices,
•
competition to acquire such receivables,
•
our dependence upon third party law firms to service our accounts,
•
our ability to manage growth or declines in the business,
•
changes in government regulations that affect our ability to collect sufficient amounts on our defaulted consumer Association receivables,
•
the impact of class action suits and other litigation on our business or operations,
•
our ability to keep our software systems updated to operate our business,
•
our ability to employ and retain qualified employees,
•
our ability to establish and maintain internal accounting controls,
•
changes in the credit or capital markets,
•
changes in interest rates,
•
deterioration in general economic conditions,
•
negative press regarding the debt collection industry which may have a negative impact on a debtor’s willingness to pay the debt we acquire, and
•
other factors set forth under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and Item 1A of this Quarterly Report on Form 10-Q.

Overview

LM Funding America, Inc. (“we”, “our”, “LMFA”, or the “Company”) currently maintains three distinct business operations: our Bitcoin treasury operations, Bitcoin mining business and our specialty finance business.

Bitcoin Treasury Operations and Strategy

In August 2025, we launched our Bitcoin treasury operations. During August 2025 we raised approximately $21.3 million in net proceeds from capital raises and we purchased 164 Bitcoins in August 2025 with substantially all of the proceeds from such offering, with the remainder used for working capital purposes. During December 2025, we raised an additional $5.9 million in net proceeds from capital raises and we purchased an additional 47 Bitcoin with substantially all of the proceeds from such offering.

Our Bitcoin treasury strategy for the next twelve months includes acquiring and holding Bitcoin using cash flows from operations that exceed working capital requirements, and from time to time, subject to market conditions, issuing equity or debt securities or engaging in other capital raising transactions with the objective of using the proceeds to purchase Bitcoin. We have not set any specific target for the amount of Bitcoin we seek to hold, and we will continue to monitor market conditions in determining whether to engage in additional Bitcoin purchases. This overall strategy also contemplates that we may periodically sell Bitcoin for general corporate purposes or in connection with strategies that generate tax benefits in accordance with applicable law, enter into additional capital raising transactions, including those that could be collateralized by our Bitcoin holdings, and consider pursuing strategies to create income streams or otherwise generate funds using our Bitcoin holdings.

We currently maintain a formal, documented strategy that governs circumstances under which we acquire or monetize our Bitcoin holdings. Decisions to purchase or sell Bitcoin are made on a case-by-case basis at management’s discretion, taking into account factors such as our liquidity, general market conditions, and anticipated cash requirements. As of March 31, 2026, Bitcoin represents 100% of our treasury holdings. We do have small holdings of Tether and USDC outside of our treasury holdings that value in the aggregate less than $10,000 and are used for purchases with merchants that accepts such crypto assets as payment. We do not currently engage in hedging activities. We have not implemented derivative transactions, futures, options, swaps, or other financial instruments to reduce our exposure to Bitcoin price volatility. Any future hedging activity, if undertaken, would be determined by management on a discretionary basis.

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

New Bitcoins are introduced into circulation through a process called mining, where participants validate transactions and add them to the blockchain. Miners are rewarded with a fixed number of Bitcoins for each block they successfully add, with this reward halving approximately every four years to control the supply. As of March 31, 2026, there were approximately 20.01 million Bitcoins in circulation, with a maximum supply capped at 21 million, a limit expected to be reached around the year 2140. Additionally, as of

March 31, 2026, Bitcoin’s market capitalization, calculated using market prices and total available supply, was approximately $1.4 trillion.

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

Custodially-Held Assets

Through “off-the-shelf” custody agreements (the “Custody Agreements”), we custody approximately 94% of our Bitcoin holdings at regulated third-party custodians (the “Bitcoin Custodians”) that carry insurance and are chartered as a limited purpose trust company under the New York Banking Law. The remaining approximately 6% of our Bitcoin holdings are held in a depository account with the Bitcoin Custodians, where Bitcoin mining proceeds are deposited. The Bitcoin Custodians make available to us segregated from all other assets held by the Bitcoin Custodians in which our Bitcoin holdings are directly verifiable via the applicable blockchain. Bitcoin private keys are stored in two different forms: “hot” storage, whereby the private keys are stored on secure, internet-connected devices (a “hot wallet”), and “cold” storage, where digital currency private keys are stored completely offline. The Bitcoin Custody Agreements require the Bitcoin Custodians to hold our Bitcoin in cold storage, unless required to facilitate withdrawals as a temporary measure. The Bitcoin Custodians will at all times record and identify in their books and records that such Bitcoins constitute the property of our Bitcoin account. The Custody Agreements provide that the Bitcoin Custodians will not loan, hypothecate, pledge or otherwise encumber any of our Bitcoin held in our Bitcoin account. The Bitcoin Custodian’s services in respect of the Bitcoin account (i) allow Bitcoin to be deposited from a public blockchain address to our Bitcoin Account and (ii) allow Bitcoin to be withdrawn from our Bitcoin account to a public blockchain address as instructed by us. As of March 31, 2026, approximately 164 Bitcoin were held by the Bitcoin Custodians.

The Custody Agreements do not have a set duration and remain in force until terminated as permitted by the Custody Agreement and the associated user agreement governing the general services provided by the Bitcoin Custodian (the “User Agreement”). We may terminate the Custody Agreement and custody services with the Bitcoin Custodian at any time. The Bitcoin Custodians may terminate the Custody Agreement at any time and for any reason, upon which the Bitcoin Custodians will return the Bitcoin held in our Bitcoin Account, less the value of any trading fee discounts, rebates, debts owed to the Bitcoin Custodian or damages the Bitcoin Custodian is entitled to pursuant to the Custody Agreement and User Agreement.

While the Bitcoin Custodians carry insurance, their insurance does not cover any loss in value of Bitcoin and only covers losses caused by certain events such as fraud or theft and, in such covered events, it is unlikely the insurance would cover the full amount of any losses incurred by us. The insurance maintained by the Bitcoin Custodians is shared among all of the Bitcoin Custodian’s customers, is not specific to us or to any customers holding Bitcoin with the Bitcoin Custodian, and may not be available or sufficient to protect us from all possible losses or sources of losses. We directly maintain theft and fraud insurance covering our Bitcoin holdings, with coverage limits of $3 million per occurrence. We recognize the importance of assessing, identifying and managing material risks associated with cybersecurity threats. Our share of Bitcoins mined from our pools are initially received by us in wallets we control. We currently sell the majority of the Bitcoin we mine and utilize hot wallets to hold this Bitcoin immediately prior to selling for working capital purposes. We hold any remainder of our Bitcoin in cold storage, as described above.

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

The value of Bitcoin has historically been subject to wide swings. The carrying value of each Bitcoin we hold reflects the price of one Bitcoin quoted on the active exchange at the end of the reporting period. Therefore, negative swings in the market price of Bitcoin could have a material impact on our earnings and on the carrying value of our Bitcoin. The following table provides a range of intraday low and intraday high Bitcoin prices between December 31, 2022 through March 31, 2026.

Range of intraday Bitcoin prices
Quarterly Reporting Periods Ended	Minimum Price	Maximum Price
December 31, 2022	$15,486	$21,474
March 31, 2023	$16,489	$29,178
June 30, 2023	$24,750	$31,422
September 30, 2023	$24,915	$31,838
December 31, 2023	$26,544	$44,800
March 31, 2024	$38,501	$73,836
June 30, 2024	$56,500	$72,777
September 30, 2024	$49,050	$70,000
December 31, 2024	$58,864	$108,389
March 31, 2025	$76,555	$109,358
June 30, 2025	$74,421	$112,000
September 30, 2025	$105,120	$124,533
December 31, 2025	$80,525	$126,296
March 31, 2026	$60,000	$97,964

The following reflects the financial summary of our Bitcoin holdings:

Bitcoin
	March 31, 2026	December 31, 2025	March 31, 2025
Number of Bitcoin held	164.2	211.4	160.2

Carrying basis - per Bitcoin	$85,673	$100,863	$90,368
Fair value - per Bitcoin	$68,298	$87,505	$82,534
Carrying basis of Bitcoin	$14,067,465	$21,322,419	$14,477,031
Fair value of Bitcoin	$11,212,708	$18,494,338	$13,225,785

As of March 31, 2026 and December 31, 2025, we held approximately 164 and 211 Bitcoin, respectively. The fair value of our Bitcoin as of March 31, 2026 and December 31, 2025 was approximately $11.2 million and $18.5 million, respectively, on our consolidated balance sheet. This does not include 174 Bitcoin valued at $11.9 million as of March 31, 2026 and 145 Bitcoin valued at $12.7 million as of December 31, 2025 classified as Digital assets receivable, net. As of March 31, 2026 and December 31, 2025 approximately 113 Bitcoin and 88 Bitcoin, respectively (with an approximate fair value of $7.7 million) were held in a custody account as collateral for the Company’s $7.0 million loans with SE & AJ Liebel Limited Partnership and were classified within “Digital assets - collateral” on the consolidated balance sheets.

The following is a summary of the average cost of revenues for mining each Bitcoin during the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
Cost of Revenues - Analysis of costs to mine one Bitcoin (per Bitcoin amounts are actual)	2026	2025

Bitcoin Mined	26.1	24.3
Digital mining revenues	$1,978,180	$2,273,940
Average revenue of each Bitcoin mined (1)	$75,792	$93,578
Digital mining cost of revenues and curtailment and energy sales	$1,500,749	$1,398,609
Miner related depreciation (2)	$640,336	$1,980,092
Direct costs to mine including non-cash depreciation	$2,141,085	$3,378,701
Direct costs to mine one Bitcoin - Energy/hosting fees only (3)	$57,500	$57,556
Direct costs to mine one Bitcoin - including miner related depreciation expense	$82,034	$139,041
Cost of mining one Bitcoin as % of average Bitcoin mining revenue - energy/hosting fees only	76%	62%
Cost of mining one Bitcoin as % of average Bitcoin mining revenue - including miner related depreciation expense	108%	149%

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

The Company’s Bitcoin unit activity during the three months ended March 31, 2026 and 2025 was as follows:

	March 31, 2026	March 31, 2025
Beginning of Year	211.4	150.2
Production of Bitcoin	26.1	24.3
Sale of Bitcoin	(44.2)	(14.1)
Bitcoin transferred for loan collateral	(29.0)	-
Fees	(0.1)	(0.2)
End of Period	164.2	160.2

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

The Company records depreciation expense (a non-cash expense) on its miners on a straight-line basis over the miners' expected useful life. Such non-cash depreciation amounts are recorded within the consolidated statements of operations and comprehensive loss as “Depreciation and Amortization”. Although the Company recognizes depreciation with respect to its mining assets, it does not consider depreciation in determining whether it is economical to operate its mining equipment since depreciation expense is not an avoidable operating cost, such as energy costs. The table above presents the non-cash miner depreciation expense on a “per Bitcoin” basis, calculated by dividing miner depreciation expense in our hosted facilities by the number of Bitcoin mined in the hosted facilities. On a “per Bitcoin” ratio, direct costs to mine including miner depreciation expense was approximately $82 thousand and $139 thousand for the three months ended March 31, 2026 and 2025, respectively.

The Company utilizes a third-party broker to facilitate our participation in demand response programs at our Oklahoma site. The sale of power under these programs was approximately $0.4 million and $0.1 million for the three months ended March 31, 2026 and 2025, respectively.

Mining Sites

As of March 31, 2026, we own approximately 7,500 machines with total hashing capacity of approximately 0.85 EH/s as compared to approximately 7,200 machines as of December 31, 2025 with total hashing capacity of approximately 0.75 EH/s.

The mining machines are installed at the following locations:

• 15 MW hosting site located in Calumet, Oklahoma (the “Oklahoma site”) with approximately 4,640 installed Antminer machines which have a total projected hashrate of 554 PH.

•11 MW hosting site located in Columbus, Mississippi (the “Columbus site”) with approximately 2,370 installed Antminer machines which have a total projected hashrate of 235 PH.

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

Results of Operations

Summarized Consolidated Statements of Operations
	Three Months ended March 31,
	2026	2025

Revenue	$2,108,967	$2,371,337
Operating costs and expenses	8,541,242	7,471,177
Operating loss	(6,432,275)	(5,099,840)
Other loss	(3,683,267)	(307,159)
Loss before income taxes	(10,115,542)	(5,406,999)
Income tax expense	-	-
Net loss	(10,115,542)	(5,406,999)
Less: loss (gain) attributable to non-controlling interest	(3,672)	8,325
Net loss attributable to LM Funding America Inc.	$(10,119,214)	$(5,398,674)

The Three Months Ended March 31, 2026 compared with the Three Months Ended March 31, 2025

Revenues

During the three months ended March 31, 2026, total revenues decreased by $0.3 million, to $2.1 million from $2.4 million for the three months ended March 31, 2025.

Digital mining revenue decreased in the three months ended March 31, 2026 by $0.3 million to $2.0 million from $2.3 million for the three months ended March 31, 2025.

Bitcoin mining revenues are determined by two main drivers: quantity of Bitcoin mined and the price of Bitcoin on the date the Bitcoin is mined. During the three months ended March 31, 2026, we mined 26.1 Bitcoin with an average Bitcoin price of approximately $76 thousand as compared to 24.3 Bitcoin with an average Bitcoin price of approximately $94 thousand during the three months ended March 31, 2025. The decrease in Bitcoin mining revenue for the three months ended March 31, 2026 was attributable to a decrease in Bitcoin price, offset in part by the decreased difficulty rate, which reduced our share of the global hashrate and an increase in the number of miners actively mining.

Operating Expenses

During the three months ended March 31, 2026, operating expenses increased $1.0 million to $8.5 million from $7.5 million for the three months ended March 31, 2025. The increase in operating expenses is primarily due to the following factors:

Fair Market Adjustment on mined digital assets

The fair market adjustment on mined digital assets resulted in a loss of $3.8 million for the three months ended March 31, 2026 compared to a loss of $1.8 million for the three months ended March 31, 2025.

Digital mining cost of revenues

Bitcoin mining costs increased by $0.4 million to $1.9 million for the three months ended March 31, 2026 from $1.5 million for the three months ended March 31, 2025 primarily due to an increase in the number of miners active at the Oklahoma and Mississippi sites as compared to third party hosting sites, and the idling of some mining machines during the prior year quarter. Mining costs as a percentage of digital mining revenue increased to 94.4% from 68.1% due to the overall lower operating costs of mining.

Curtailment and energy sales

Compensation from curtailment and energy sales was $0.4 million for the three months ended March 31, 2026 compared to $0.1 million for the three months ended March 31, 2025.

Staff costs and payroll

Compensation costs for three months ended March 31, 2026 increased by $0.2 million to $1.3 million from $1.1 million for the three months ended March 31, 2025 primarily due to increased staff costs associated with the Oklahoma and Mississippi sites.

Depreciation and amortization

Depreciation and amortization for three months ended March 31, 2026 decreased to $0.8 million compared to $2.0 million for the three months ended March 31, 2025 primarily due to the impairment of mining machines in the fourth quarter of 2025.

Selling, general and administrative

Selling, general and administrative costs were $0.4 million and $0.3 million for the three months ended March 31, 2026 and 2025, respectively. The increase is related primarily to travel costs associated with our Oklahoma and Mississippi facilities and costs associated with improving both sites.

Loss on disposal of mining equipment

Loss on disposal of mining equipment was nil and $0.2 million for the three months ended March 31, 2026 and 2025, respectively.

Other Income (Expense)

Loss on fair value of digital assets receivable

The Company incurred a $3.2 million and nil loss on the fair value of the digital assets receivable Bitcoin assets in custody for the Company’s loan facility with Galaxy Digital LLC for the three months ended March 31, 2026 and 2025, respectively.

Interest expense

The Company recognized $0.5 million of interest expense for the three months ended March 31, 2026 as compared to $0.2 million for the three months ended March 31, 2025 due to an increase in secured borrowings.

Income Tax Expense

During the three months ended March 31, 2026, the Company generated a $10.1 million net loss before income taxes and the Company increased its income tax valuation allowance by $2.5 million, which offset the Company’s incurred net income tax benefit of $2.5 million which resulted in no income tax expense being recognized for the three months ended March 31, 2026. During the three months ended March 31, 2025, the Company generated $5.4 million net loss before income taxes and the Company increased its income tax valuation allowance by $1.4 million, which offset the Company’s incurred net income tax benefit of $1.4 million, resulting in no income tax expense being recognized during the period.

Net Loss

During the three months ended March 31, 2026, net loss was $10.1 million as compared to net loss of $5.4 million for the three months ended March 31, 2025.

Net Loss (Income) Attributable to Non-Controlling Interest

The Company owns 69.5% of the equity interests of LMFAO Sponsor LLC. As such, there is a $4 thousand net income for the three months ended March 31, 2026 attributable to the Non-Controlling Interest as compared to a $8 thousand net loss for the three months ended March 31, 2025.

Net Loss Attributable to LM Funding America, Inc.

During the three months ended March 31, 2026, net loss attributable to LM Funding America, Inc. was $10.1 million as compared to net loss of $5.4 million for the three months ended March 31, 2025.

Liquidity and Capital Resources

General

Our primary sources of liquidity are our cash and cash equivalents, Bitcoin generated from our digital mining operations and proceeds from borrowings. At March 31, 2026 and December 31, 2025, we had cash, cash equivalents and Bitcoin (excluding $7.7 million of Bitcoin pledged as collateral against outstanding borrowings) of $4.3 million and $12.2 million, respectively. As of March 31, 2026, we had $0.8 million of cash and cash equivalents and $11.2 million of digital assets (164.2 Bitcoin with average cost of approximately $68 thousand), of which $7.7 million is pledged as collateral against outstanding borrowings, compared with $1.4 million of cash and cash equivalents and $18.5 million of digital assets (211.4 Bitcoin with average cost of approximately $88 thousand), of which $7.7 million is pledged as collateral against outstanding borrowings, at December 31, 2025.

This does not include 174 Bitcoins and 145 Bitcoins valued at $11.9 million and $12.7 million, as of March 31, 2026 and December 31, 2025, respectively, classified as Digital assets receivable, net. We have access to equity financing through equity and debt financing. Cash management continues to be a top priority. We expect to incur negative operating cash flows as we work to increase our digital mining revenue and maintain operational efficiencies.

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

As of March 31, 2026 and December 31, 2025, our liquidity was comprised of:

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$801,201	$1,424,426
Bitcoin - current portion	3,514,903	2,563,474
Bitcoin collateral - current portion	5,500,000	5,500,000
Bitcoin - long-term	-	8,233,035
Bitcoin collateral - long-term	2,200,000	2,200,000
Bitcoin receivable	11,880,544	12,678,014
Marketable securities	35,000	37,380
End of Period	$23,931,648	$32,636,329

The Company's cash flow summary for the three months ended March 31, 2026 and 2025 are as follows:

	Three Months ended March 31,
	2026	2025
Cash flows used in operating activities	$(3,288,533)	$(2,899,008)
Cash flows provided by investing activities	2,895,836	749,101
Cash flows used in financing activities	(230,528)	(199,375)
Net decrease in cash	(623,225)	(2,349,282)
Cash - beginning of year	1,424,426	3,378,152
Cash - end of period	$801,201	$1,028,870

Cash from Operations

Net cash used in operations was $3.3 million during the three months ended March 31, 2026 compared with net cash used in operations of $2.9 million during the three months ended March 31, 2025. The mining of Bitcoin is considered a noncash item for operating purposes which totaled $2.0 million and $2.3 million for the three months ended March 31, 2026 and 2025, respectively.

Cash from Investing Activities

For the three months ended March 31, 2026 net cash provided by investing activities was $2.9 million as compared to net cash provided by investing activities of $0.7 million for the three months ended March 31, 2025. The proceeds from the sale of Bitcoin is considered an investing activity which totaled $3.1 million and $1.2 million for the three months ended March 31, 2026 and 2025, respectively. For the three months ended March 31, 2025, the Company received net payments of approximately $0.2 million from the collection of Symbiont sale receivable while investing $0.5 million on deposits for Bitcoin mining equipment.

Cash from Financing Activities

Net cash used in financing activities was $0.2 million and $0.2 million for the three months ended March 31, 2026 and 2025, respectively.

Equity Financing Transactions

At the Market Program

On March 27, 2026, the Company entered into an at the market offering agreement (the “Sales Agreement”) with Maxim Group LLC (the “Agent”), pursuant to which the Company may, from time to time, at the Company's discretion, offer and sell shares of the Company’s common stock, having an aggregate offering price of up to $75,000,000 (the “Shares”), through the Agent, acting as sales agent. The ATM program will remain in effect until the Sales Agreement is terminated by either the Company or Agent, with the Company having the right to terminate the agreement at any time upon 10 days’ notice and the Agent having the right to terminate at any time. As of March 31, 2026, an aggregate gross sales limit of $75,000,000 remains available for issuance under the ATM program. Approximately $120 thousand of legal and professional fees incurred related to the establishment of the ATM program as of March 31, 2026 were deferred and recorded within “Prepaid expenses and other assets” on the Consolidated Balance Sheets and will be amortized ratably as stock is issued under the program.

Debt

Galaxy Loan Facility

On October 29, 2025, the Company entered into a Master Digital Currency Loan Agreement (the “Loan Agreement”) with Galaxy. On October 30, 2025, the Company made a draw under the Galaxy Loan Facility and borrowed a principal sum of $11 million (the “October 2025 Loan”). In connection with the October 2025 Loan, the Company granted to Galaxy a security interest in 145 Bitcoin owned by the Company as collateral. This security interest was subsequently increased to 174 Bitcoin in the three months ended March 31, 2026.

The settlement amount of the loans borrowed under the Loan Agreement are adjusted based on the Bitcoin price relative to a contractual floor and ceiling market price of Bitcoin (“Collar Feature”), and is cash settled.

On January 28, 2026, the Company extended the Loan Agreement and modified the contractual floor and ceiling market prices of the Collar Feature. The realized loss on the settlement of the derivative liability related to the modification of the Collar Feature was $48 thousand and was recorded within “Gain on Galaxy loan derivative” on the consolidated statements of operations for the three months ended March 31, 2026.

On February 27, 2026, the Company extended the Loan Agreement and modified the contractual floor and ceiling market prices of the Collar Feature. The realized gain on the settlement of the derivative liability related to the modification of the Collar Feature was $67 thousand.

On April 6, 2026, the Company extended the Galaxy Loan Facility from April 24, 2026 through June 26, 2026.

The Collar Feature is an embedded derivative requiring bifurcation under ASC 815-15. The fair value of the Collar Feature is calculated using a Black Scholes calculation using Level 3 inputs as of the loan inception date. Significant inputs for the fair value of the Collar Feature for the January and February modifications include the volatility of Bitcoin observed for a similar term as the remaining term of the loan of 32.4%-55.4% and short term treasury interest rates of 3.5%. The derivatives are classified as a debt discount and amortized over the life of the contract.

The derivative liability of $214 thousand and derivative asset of $48 thousand was classified as “Galaxy loan derivative” on the consolidated balance sheets as of March 31, 2026 and December 31, 2025, respectively.

Debt of the Company consisted of the following as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Financing agreement with Imperial PFS that is unsecured. Down payment of $9,218 was required upfront. Eleven installment payments of $16,743 are to be made over the loan term. The note matures on June 1, 2026. Annualized interest is 9.45%.	50,230	100,461

Financing agreement with Imperial PFS that is unsecured. Down payment of $6,900 was required upfront. Six installment payments of $12,604 are to be made over the loan term. The note matures on June 1, 2026. Annualized interest is 9.45%.	37,813	75,627

Financing agreement with Imperial PFS that is unsecured. Down payment of $50,635 was required upfront. Ten installment payments of $47,553 are to be made over the loan term. The note matures on August 1, 2026. Annualized interest is 8.6%.	237,765	380,423

Secured loan with Brown Family Enterprises LLC. The note matures on June 30, 2026. Interest is 11% per annum.	1,500,000	1,500,000

Loan with SE & AJ Liebel Limited Partnership. $2.2 million of Bitcoin has been pledged as collateral. The note matures on September 15, 2027. Interest is 12% per annum.	2,000,000	2,000,000

Loan with SE & AJ Liebel Limited Partnership. $5.5 million of Bitcoin has been pledged as collateral. The note matures on August 6, 2026. Interest is 12% per annum.	5,000,000	5,000,000

Loan with Galaxy Digital LLC. $11.9 million and $12.7 million worth of Bitcoin have been pledged as collateral as of March 31, 2026 and December 31, 2025, respectively. The note matures on June 26, 2026. Interest is 0% per annum.	11,000,000	11,000,000

Debt discount	(194,051)	(196,259)
	$19,631,757	$19,860,252

The following table presents maturities of debt on an undiscounted basis as of March 31, 2026:

Maturity	Amount
2026	17,825,808
2027	2,000,000
$19,825,808

Non-GAAP Financial Measures

Our reported results are presented in accordance with U.S. generally accepted accounting principles (“GAAP”). We also disclose Earnings before Interest, Tax, Depreciation and Amortization (“EBITDA”) and Core Earnings before Interest, Tax, Depreciation and Amortization (“Core EBITDA”) which adjusts for unrealized loss (gain) on investment and equity securities, loss on disposal of mining equipment, and stock compensation expense and option expense, all of which are non-GAAP financial measures. We believe these non-GAAP financial measures are useful to investors because they are widely accepted industry measures used by analysts and investors to compare the operating performance of Bitcoin miners.

The following tables reconcile net loss, which we believe is the most comparable GAAP measure, to EBITDA and Core EBITDA:

	Three Months ended March 31,
	2026	2025

Net loss	$(10,115,542)	$(5,406,999)
Income tax expense	-	-
Interest expense	545,171	220,906
Depreciation and amortization	829,828	2,037,578
Loss before interest, taxes & depreciation	$(8,740,543)	$(3,148,515)
Unrealized loss (gain) on investment and equity securities	(14,024)	25,984
Loss on disposal of mining equipment	-	186,781
Stock compensation and option expense	331,149	110,805
Core loss before interest, taxes & depreciation	$(8,423,418)	$(2,824,945)

Critical Accounting Estimates

Our financial statements are prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of the consolidated financial statements in conformity with GAAP requires our management to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities, the disclosure or inclusion of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the period. There are no critical accounting estimates for the three months ended March 31, 2026.

There have been no material changes to our critical accounting policies and estimates as compared to those disclosed in our Annual Report on Form 10-K. For a description of our critical accounting policies and estimates, see Part I, Item 1, Note 1, “Summary of Significant Accounting Policies” in our notes to the unaudited consolidated financial statements in this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

Please refer to Note 1 in our unaudited consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of March 31, 2026.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2026.

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Legal Proceedings are set forth under Note 7 “Commitments and Contingencies” included in Part I, Item 1 of this Quarterly Report on Form 10-Q and are incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities.

None.

(b) Use of Proceeds.

None.

(c) Repurchase of Securities.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

a) None.

b) None.

c) During the three months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in the Securities and Exchange Commission’s rules).

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
4.1

Second Amendment to Secured Promissory Note, dated March 27, 2026, between LM Funding America, Inc. and Brown Family Enterprises LLC (as incorporated by reference to Annual Report on Form 10-K filed on March 31, 2026)

10.1	At The Market Offering Agreement, dated March 27, 2026, by and between LM Funding America, Inc. and Maxim Group LLC (incorporated by reference to Exhibit 1.1 to the Form 8-K filed March 27, 2026)
31.1*	Rule 13a – 14(a) Certification of the Principal Executive Officer
31.2*	Rule 13a – 14(a) Certification of the Principal Financial Officer
32.1*	Written Statement of the Principal Executive Officer, Pursuant to 18 U.S.C. § 1350
32.2*	Written Statement of the Principal Financial Officer, Pursuant to 18 U.S.C. § 1350

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

LM FUNDING AMERICA, INC.

Date: May 15, 2026	By:	/s/ Bruce M. Rodgers
Bruce M. Rodgers
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: May 15, 2026	By:	/s/ Richard Russell
Richard Russell
Chief Financial Officer
(Principal Accounting Officer)