Form 10-Q
period 2026-06-30
POWERCOMPUTE, INC.
filed 2026-08-14
CIK 1640384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-37605

POWERCOMPUTE, INC.

(Exact name of Registrant as specified in its charter)

Delaware	47-3844457
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

1200 West Platt Street Suite 100 Tampa, FL	33606
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: 813-222-8996

LM Funding America, Inc.

(Former name)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading symbol	Name of each exchange on which registered
Common Stock par value $0.001 per share	PWCM	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act:

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

The registrant had 1,794,135 shares of Common Stock, par value $0.001 per share, outstanding as of August 11, 2026.

POWERCOMPUTE, INC.

TABLE OF CONTENTS

		Page

PART I.	FINANCIAL INFORMATION	3

Item 1.	Financial Statements	4

	PowerCompute, Inc. and Subsidiaries Consolidated Balance Sheets as of June 30, 2026 (unaudited) and December 31, 2025	4

	PowerCompute, Inc. and Subsidiaries Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2026 and 2025 (unaudited)	5

	PowerCompute, Inc. and Subsidiaries Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2026 and 2025 (unaudited)	6

	PowerCompute, Inc. and Subsidiaries Consolidated Statements of Changes in Stockholders’ Equity for the Six Months Ended June 30, 2026 and 2025 (unaudited)	7
	Notes to Unaudited Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33

Item 4.	Controls and Procedures	34

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	35

Item 1A.	Risk Factors	35

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 3.	Defaults Upon Senior Securities	37

Item 4.	Mine Safety Disclosures	37

Item 5.	Other Information	37

Item 6.	Exhibits	38

SIGNATURES		39

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

PowerCompute, Inc. and Subsidiaries Consolidated Balance Sheets

	June 30,	December 31,
	2026 (unaudited)	2025
Assets
Cash	$853,788	$1,424,426
Marketable securities	43,110	37,380
Prepaid expenses and other assets	759,533	1,198,486
Finance receivables	3,272	17,533
Digital assets - current (Note 2)	751,547	2,563,474
Digital assets - collateral (Note 2)	5,500,000	5,500,000
Digital assets receivable, net (Note 2)	10,183,164	12,678,014
Galaxy loan derivative asset (Note 4)	979,600	47,673
Income tax receivable	-	31,187
Current assets	19,074,014	23,498,173

Fixed assets, net (Note 3)	8,620,463	9,917,350
Intangible assets, net (Note 3)	6,196,193	6,327,769
Deposits on mining equipment	14,974	1,597
Investment in Seastar Medical Holding Corporation	37,986	25,073
Digital assets - long-term (Note 2)	-	8,233,035
Digital assets - collateral (Note 2)	2,200,000	2,200,000
Right of use assets (Note 5)	617,099	728,995
Other assets	325,988	384,234
Long-term assets	18,012,703	27,818,053
Total assets	$37,086,717	$51,316,226

Liabilities and stockholders’ equity
Accounts payable and accrued expenses	1,515,657	1,745,875
Note payable - short-term (Note 4)	6,588,035	7,006,912
Master digital currency loan (Note 4)	10,809,494	10,920,838
Due to related parties (Note 7)	76,826	48,319
Current portion of lease liability (Note 5)	207,472	194,618
Total current liabilities	19,197,484	19,916,562

Note payable - long-term (Note 4)	1,952,752	1,932,502
Lease liability - net of current portion (Note 5)	411,972	590,368
Long-term liabilities	2,364,724	2,522,870
Total liabilities	21,562,208	22,439,432

Stockholders’ equity (Note 6)
Preferred stock, par value $.001; 150,000,000 shares authorized; no shares issued and outstanding as of June 30, 2026 and December 31, 2025	-	-
Common stock, par value $.001; 350,000,000 shares authorized; 934,662 and 564,940 shares issued and outstanding as of June 30, 2026 and December 31, 2025	935	565
Additional paid-in capital	124,528,398	123,199,948
Accumulated deficit	(107,266,452)	(92,582,928)
Total PowerCompute stockholders’ equity	17,262,881	30,617,585
Non-controlling interest	(1,738,372)	(1,740,791)
Total stockholders’ equity	15,524,509	28,876,794
Total liabilities and stockholders’ equity	$37,086,717	$51,316,226

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PowerCompute, Inc. and Subsidiaries Consolidated Statements of Operations (unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2026	2025	2026	2025
Revenues:
Digital mining revenues	$2,008,220	$1,806,364	$3,986,400	$4,080,304
Specialty finance revenue	87,771	94,945	195,428	162,334
Rental revenue	20,593	27,015	43,723	57,023
Total revenues	2,116,584	1,928,324	4,225,551	4,299,661
Operating costs and expenses:
Digital mining cost of revenues (exclusive of depreciation and amortization shown below)	1,571,273	1,288,399	3,439,617	2,836,694
Curtailment and energy sales	(145,071)	(223,269)	(512,666)	(372,955)
Staff costs and payroll	1,113,824	1,087,627	2,431,099	2,138,104
Depreciation and amortization	840,142	2,039,343	1,669,970	4,076,921
Loss (gain) on fair value of Bitcoin, net	1,318,607	(3,761,139)	5,103,025	(1,951,163)
Professional fees	450,389	308,829	796,083	673,314
Selling, general and administrative	345,317	375,420	721,745	685,384
Real estate management and disposal	20,008	22,420	33,383	58,734
Collection costs	12,804	8,589	25,184	25,941
Settlement costs with associations	-	-	-	3,693
Loss (gain) on disposal of assets	(2,739)	99,578	(2,739)	286,359
Other operating costs	447,123	259,012	808,218	514,960
Total operating costs and expenses	5,971,677	1,504,809	14,512,919	8,975,986
Operating income (loss)	(3,855,093)	423,515	(10,287,368)	(4,676,325)
Unrealized gain (loss) on marketable securities	8,110	(5,110)	5,730	(13,820)
Unrealized gain (loss) on investment and equity securities	(1,111)	(130,890)	12,913	(156,874)
Impairment loss on prepaid mining machine deposit	(17,193)	-	(17,193)	-
Gain on Galaxy loan derivative	1,669,659	-	1,692,033	-
Loss on fair value of purchased Bitcoin, net	-	-	-	(52,704)
Loss on fair value of digital assets receivable	(1,700,773)	-	(4,879,213)	-
Change in credit loss reserve on digital assets receivable	3,393	-	9,187	-
Interest expense	(687,087)	(227,546)	(1,232,258)	(448,452)
Interest income	14,532	531	15,064	1,676
Income (loss) before income taxes	(4,565,563)	60,500	(14,681,105)	(5,346,499)
Income tax expense	-	-	-	-
Net income (loss)	$(4,565,563)	$60,500	$(14,681,105)	$(5,346,499)
Less: loss (gain) attributable to non-controlling interest	1,253	40,054	(2,419)	48,379
Net income (loss) attributable to PowerCompute, Inc.	$(4,564,310)	$100,554	$(14,683,524)	$(5,298,120)
Less: deemed dividends (Note 6)	(40,023)	-	(40,023)	-
Net income (loss) attributable to common shareholders	$(4,604,333)	$100,554	$(14,723,547)	$(5,298,120)

Basic income (loss) per common share (Note 1)	$(5.26)	$0.49	$(16.99)	$(25.80)
Diluted income (loss) per common share (Note 1)	$(5.26)	$0.49	$(16.99)	$(25.80)

Weighted average number of common shares outstanding
Basic	875,050	205,336	866,689	205,336
Diluted	875,050	205,336	866,689	205,336

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PowerCompute, Inc. and Subsidiaries Consolidated Statements of Cash Flows

(unaudited)

	Six Months ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,681,105)	$(5,346,499)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,669,970	4,076,921
Noncash lease expense	111,896	96,373
Amortization of debt issue costs and debt discount	711,540	42,528
Stock option expense	530,448	135,426
Accrued interest expense on finance lease	26,244	30,553
Loss (gain) on fair value of Bitcoin, net	5,103,025	(1,898,459)
Loss on fair value of digital assets receivable	4,879,213	-
Impairment loss on mining machine deposit	17,193	-
Unrealized loss (gain) on marketable securities	(5,730)	13,820
Gain on Galaxy loan derivative	(1,692,033)	-
Change in credit loss reserve on digital assets receivable	(9,187)	-
Unrealized loss (gain) on investment and equity securities	(12,913)	156,874
Loss (gain) on disposal of fixed assets	(2,739)	286,359
Write-off of income tax receivable	31,187	-
Change in operating assets and liabilities:
Prepaid expenses and other assets	480,006	398,424
Due to related party	28,507	5,449
Accounts payable and accrued expenses	(230,218)	540,514
Mining of digital assets	(3,986,400)	(4,080,304)
Lease liability payments	(191,786)	(171,474)
Net cash used in operating activities	(7,222,882)	(5,713,495)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net collections (investment) of finance receivables - original product	8,332	(2,434)
Net collections (investment) in finance receivables - special product	5,929	(2,635)
Capital expenditures	(252,145)	(377,212)
Collection of note receivable	-	200,000
Proceeds from sale of fixed assets	-	953,153
Investment in digital assets - Tether	(5,296)	(30,315)
Proceeds from sale of Bitcoin	6,555,285	3,323,773
Proceeds from the sale of Tether	3,173	29,460
Change in deposits for mining equipment	-	(986,690)
Distribution to members	-	(1,015)
Net cash provided by investing activities	6,315,278	3,106,085
CASH FLOWS FROM FINANCING ACTIVITIES:
Insurance financing repayments	(461,406)	(410,877)
Proceeds from warrant exercise, net of issuance costs	2,909	-
Proceeds from the issuance of common stock, net of issuance costs	795,463	-
Issuance costs	-	(6,285)
Net cash provided by (used in) financing activities	336,966	(417,162)
NET DECREASE IN CASH	(570,638)	(3,024,572)
CASH - BEGINNING OF PERIOD	1,424,426	3,378,152
CASH - END OF PERIOD	$853,788	$353,580

SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES
Insurance financing	$-	$168,324
Recognition of Galaxy loan derivative	$760,105	$-
Digital assets transferred to digital assets receivable, net	$2,375,176	$-
SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION
Cash paid for taxes	$-	$-
Cash paid for interest	$568,015	$337,850

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PowerCompute, Inc. and Subsidiaries Consolidated Statements of Changes in Stockholders’ Equity

For the Six Months Ended June 30, 2026 and 2025

(unaudited)

	Common Stock
	Shares	Amount	Additional paid-in capital	Accumulated Deficit	Non-Controlling Interest	Total Equity
Balance - December 31, 2024	205,336	$205	$102,689,867	$(65,662,731)	$(1,684,782)	$35,342,559
Stock option expense	-	-	110,805	-	-	110,805
Member distribution	-	-	-	-	(1,015)	(1,015)
Issuance costs	-	-	(6,285)	-	-	(6,285)
Net loss	-	-	-	(5,398,674)	(8,325)	(5,406,999)
Balance - March 31, 2025	205,336	$205	$102,794,387	$(71,061,405)	$(1,694,122)	$30,039,065

Stock option expense	-	-	24,621	-	-	24,621
Net income (loss)	-	-	-	100,554	(40,054)	60,500
Balance - June 30, 2025	205,336	$205	$102,819,008	$(70,960,851)	$(1,734,176)	$30,124,186

Balance - December 31, 2025	564,940	$565	$123,199,948	$(92,582,928)	$(1,740,791)	$28,876,794
Stock option expense	-	-	331,149	-	-	331,149
Warrant exercise	81,376	81	91	-	-	172
Net income (loss)	-	-	-	(10,119,214)	3,672	(10,115,542)
Balance - March 31, 2026	646,316	$646	$123,531,188	$(102,702,142)	$(1,737,119)	$19,092,573

Stock option expense	-	-	199,299	-	-	199,299
Warrant exercise	109,440	110	2,627	-	-	2,737
Common stock issued	178,906	179	795,284	-	-	795,463
Net loss	-	-	-	(4,564,310)	(1,253)	(4,565,563)
Balance - June 30, 2026	934,662	$935	$124,528,398	$(107,266,452)	$(1,738,372)	$15,524,509

All share and per-share amounts have been adjusted retroactively to reflect a one-for-twenty-five (1:25) reverse stock split, including rounding of fractional shares.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POWERCOMPUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and principles of consolidation

The accompanying unaudited consolidated financial statements include the accounts of PowerCompute, Inc., previously known as LM Funding America, Inc. (“we,” “our,” “PWCM,” or the “Company”), and its wholly-owned subsidiaries: US Digital Mining and Hosting Co., LLC (“US Digital”) (includes all 100% owned subsidiary limited liability companies), LM Funding, LLC; REO Management Holdings, LLC (including all 100% owned subsidiary limited liability companies); LM Funding of Colorado, LLC; LM Funding of Washington, LLC; LM Funding of Illinois, LLC; and various single purpose limited liability companies owned by REO Management Holdings, LLC which own various properties. It also includes LMFAO Sponsor LLC (a 69.5% owned subsidiary). All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in the annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The interim consolidated financial statements as of June 30, 2026 and for the three and six months ended June 30, 2026 and June 30, 2025, respectively, are unaudited. In the opinion of management, the unaudited interim consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of the results for the interim periods. The accompanying consolidated balance sheet as of December 31, 2025, is derived from the audited consolidated financial statements presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

There were no changes to the Company’s most significant estimates and assumptions, significant accounting policies, or recent accounting pronouncements that were disclosed in Note 2 - Summary of Significant Accounting Policies included in the Form 10-K other than as discussed below.

Reverse Stock Split

On June 24, 2026, the Board approved a one-for-twenty-five (1:25) reverse split of the Company’s issued and outstanding common stock, par value $0.001 per share, pursuant to which every twenty-five outstanding shares of common stock was converted into one share of common stock (the “Reverse Stock Split”). The Reverse Stock Split became effective at 12:01 a.m. Eastern Time on July 13, 2026. The Company has retroactively adjusted all share amounts and per share data herein to give effect to the Reverse Stock Split. Refer to Note 6 – Stockholders’ Equity.

Corporate Name and Ticker Symbol Change

On July 20, 2026, the Company filed a Certificate of Amendment to its Certificate of Incorporation to change its corporate name from LM Funding America, Inc. to “PowerCompute, Inc.” The Name Change became effective at 12:01 a.m., Eastern Time, on July 22, 2026. In connection with the name change, the Company’s common stock began trading on the Nasdaq Capital Market under the new ticker symbol “PWCM” on July 22, 2026.

Going Concern

The accompanying consolidated financial statements of the Company have been prepared assuming the Company will continue as a going concern. The going concern basis of presentation assumes that the Company will continue in operation one year after the date these financial statements are issued and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. On August 27, 2014, FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s ability to Continue as a Going Concern, which requires management to assess a company’s ability to continue as a going concern within one year from financial statement issuance and to provide related footnote disclosures in certain circumstances. The evaluation of going concern under the accounting guidance requires significant judgment which involves the Company to consider that it has historically incurred losses in recent years as it has prepared to grow its business through expansion and acquisition opportunities. The Company must also consider its current liquidity as well as future market and economic conditions that may be deemed outside the control of the Company as it relates to obtaining financing and generating future profits.

As of June 30, 2026, the Company had approximately $854 thousand available cash on-hand and Bitcoin with a fair market value of approximately $8.5 million (of which approximately $7.7 million is pledged as collateral against outstanding borrowings and classified within “Digital assets - collateral” on the consolidated balance sheets). In addition, the Company had Bitcoin with a fair market value of approximately $10.2 million classified as Digital assets receivable which is pledged as collateral against approximately $11 million of borrowings.

The Company has experienced significant operating losses over the past two and a half years (2024 through 2026) with cumulative losses of approximately $49.3 million. These losses resulted in the usage of all cash proceeds from the Company’s public offerings in 2021, 2025 and 2026. The Company’s net cash used in operating activities for the six months ended June 30, 2026 was approximately $7.2 million and net working capital was approximately negative $0.1 million. Additionally, as of June 30, 2026 the Company had $11.0 million of outstanding debt under the Galaxy Loan Facility, $7.0 million of outstanding debt under the Liebel loan and $1.5 million of outstanding debt under the Brown Family Trust loan that was scheduled to mature over the next twelve months. As of June 30, 2026 the Company held approximately 130 Bitcoin valued at approximately $7.7 million as collateral against the Liebel loan. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Subsequent to June 30, 2026, and prior to the issuance of these financial statements, the Company was able to fully repay the $7.0 million Liebel loan and partially paydown the Brown Family Trust loan by $250 thousand through a combination of refinancing (Refer to Note 9) and the use of the Company's ATM. The Company has a history of refinancing debt and management believes it will be able to refinance the remaining balance of the Brown loan. However, there can be no assurance that the Company will be able to successfully refinance the remaining balance or otherwise generate sufficient liquidity to meet its obligations as they become due.

Management’s plans to address these conditions also include the continued use of its ATM program. The ATM program is currently effective and has been utilized to raise capital; however, future proceeds under the ATM program depend, among other things, on the Company's ability to maintain compliance with Nasdaq's continued listing requirements, including applicable market value requirements, market conditions, trading volume, the Company's stock price, and other factors that are not within the Company's control.

As of the date these financial statements are issued, management has not concluded that its plans are probable of mitigating the conditions and events that raise substantial doubt within one year after the date these financial statements are issued. Accordingly, substantial doubt about the Company's ability to continue as a going concern has not been alleviated. The financial statements do not reflect any adjustments that may be required if the Company is unable to continue as a going concern.

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

Income Taxes

The Company’s calculation of its tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions. The Company recognizes tax liabilities for uncertain tax positions based on management’s estimate of whether it is more likely than not that additional taxes will be required. The Company had no uncertain tax positions as of June 30, 2026 and December 31, 2025.

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

The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws and regulations themselves are subject to change as a result of changes in fiscal policy, changes in legislation, the evolution of regulations and court rulings. Therefore, the actual liability for U.S., or the various state jurisdictions, may be materially different from management's estimates, which could result in the need to record additional tax liabilities or potentially reverse previously recorded tax liabilities. Interest and penalties are included in tax expense.

Income tax expense/(benefit) from operations for the three and six months ended June 30, 2026 and 2025 was nil in each period, which resulted primarily from maintaining a full valuation allowance against the Company's deferred tax assets.

Income (Loss) Per Share

Basic income (loss) per share is calculated as net income (loss) to common stockholders divided by the weighted average number of common shares outstanding during the period. The number of outstanding shares used for the EPS calculation includes outstanding penny warrants. Refer to Note 6 – Stockholder’s Equity.

Diluted income (loss) per share for the periods presented equals basic income (loss) per share as the effect of any stock-based compensation awards and warrant repricing would be anti-dilutive.

The anti-dilutive stock-based compensation awards consisted of:

	June 30, 2026	December 31, 2025
Stock Options	71,200	71,208
Stock Warrants	1,274,412	1,465,228

The following table illustrates the computation of basic and diluted EPS for the three and six months ended June 30, 2026 and 2025:

	Three months ended June 30, 2026			Three months ended June 30, 2025
	Income (loss) (Numerator)	Shares (Denominator)	Per-Share Amount	Income (loss) (Numerator)	Shares (Denominator)	Per-Share Amount
Net income (loss) attributable to PowerCompute, Inc.	$(4,564,310)			$100,554
Less: deemed dividends	(40,023)			-
Basic and diluted EPS
Net income (loss) attributable to common shareholders	(4,604,333)	875,050	$(5.26)	100,554	205,336	$0.49

	Six months ended June 30, 2026			Six months ended June 30, 2025
	Loss (Numerator)	Shares (Denominator)	Per-Share Amount	Loss (Numerator)	Shares (Denominator)	Per-Share Amount
Net loss attributable to PowerCompute, Inc.	$(14,683,524)			$(5,298,120)
Less: deemed dividends	$(40,023)			-
Basic and diluted EPS
Net loss attributable to common shareholders	$(14,723,547)	866,689	$(16.99)	$(5,298,120)	205,336	$(25.80)

Note 2. Digital Assets and Digital Assets Receivable, net

Digital assets consisted of the following:

	June 30, 2026	December 31, 2025
Bitcoin	$6,247,252	$8,061,303
Tether	4,295	2,171
Digital assets - current	6,251,547	8,063,474
Bitcoin - long-term	2,200,000	10,433,035
Total digital assets	$8,451,547	$18,496,509

Bitcoin
	June 30, 2026	December 31, 2025
Number of Bitcoin held	144.6	211.4

Carrying basis - per Bitcoin	$69,005	$100,863
Fair value - per Bitcoin	$58,417	$87,505
Carrying basis of Bitcoin	$9,978,073	$21,322,419
Fair value of Bitcoin	$8,447,252	$18,494,338

The carrying basis represents the valuation of Bitcoin at the time the Company earns the Bitcoin through mining activities or the cost paid for purchased Bitcoin. Fair value of Bitcoin was determined using Level 1 inputs. As of June 30, 2026 and December 31, 2025 approximately 131.8 Bitcoin and 88 Bitcoin, respectively, (with an approximate fair value of $7.7 million) were held in a custody account as collateral for the Company’s loans with SE & AJ Liebel Limited Partnership. Accordingly, the Company is restricted in its ability to use the Bitcoin separately held as collateral in the operation of its business. The Company regularly moves the collateral Bitcoin out of the collateral account when the fair value of such Bitcoin increases and deposits additional Bitcoin into the collateral account when the fair value of such Bitcoin decreases.

The following table presents a roll-forward of Bitcoin for the six months ended June 30, 2026 and 2025:

	June 30, 2026	June 30, 2025
Bitcoin beginning of period	$18,494,338	$14,019,205
Addition of Bitcoin from mining activities	3,986,400	4,080,304
Bitcoin transferred as collateral for Galaxy loan	(2,375,176)	-
Disposition of Bitcoin from sales	(6,555,285)	(3,323,773)
Loss on fair value of purchased Bitcoin, net	-	(52,704)
Gain (loss) on fair value of Bitcoin, net	(5,103,025)	1,951,163
End of period	$8,447,252	$16,674,195

The Company recognized realized loss (gain) from dispositions of Bitcoin during the three and six months ended June 30, 2026 and 2025 of approximately ($0.2) million and $0.7 million for 2026, respectively, and approximately ($0.2) million and ($0.1) million for 2025, respectively.

Digital Assets Receivable, net

As required under the Galaxy Loan Facility established in October 2025, the Company has pledged 174 and 145 Bitcoin, respectively, as collateral as of June 30, 2026 and December 31, 2025. While a loan is outstanding under the Galaxy Loan Facility, Galaxy has the right and the ability to use the digital assets at its discretion, including the ability to sell or pledge the borrowed digital assets to third parties. At the conclusion of the loan, Galaxy is obligated to return the same type and quantity of digital assets as those pledged by the Company. Because the collateral pledged related to the Galaxy Loan Facility can be rehypothecated, the Bitcoin is derecognized from the Company’s ending Bitcoin balance, and recorded in “Digital assets receivable, net” on the Company’s consolidated balance sheets.

The digital assets receivable is initially measured upon transfer at fair value and subsequently remeasured at fair value as of the balance sheet date. For the three and six months ended June 30, 2026 and 2025, the Company recognized a decrease in fair value of approximately $1.7 million and $4.9 million for 2026, respectively, and nil and nil for 2025, respectively, within “Loss on fair value of digital assets receivable” on the consolidated statements of operations.

The digital assets receivable balance was evaluated for possible credit losses, in accordance with ASC 326 - Financial Instruments - Credit Losses. An allowance for credit losses of nil and approximately $9 thousand was recorded in “Digital assets receivable, net” on the Company’s consolidated balance sheets as of June 30, 2026 and December 31, 2025, respectively.

A summary of digital assets receivable, net is as follows:

	June 30, 2026	December 31, 2025

Digital assets receivable, net	$10,183,164	$12,687,201
Credit loss reserve on digital assets receivable	-	(9,187)
End of period	$10,183,164	$12,678,014

	June 30, 2026

Beginning of year	$12,678,014
Transfer of Bitcoin to digital assets receivable, net	2,375,176
Change in credit loss reserve on digital assets receivable	9,187
Loss on fair value of digital assets receivable	(4,879,213)
End of period	$10,183,164

Note 3. Fixed Assets and Intangible Assets, net

The components of fixed assets as of June 30, 2026 and December 31, 2025 are as follows:

	Useful Life	June 30, 2026	December 31, 2025
Mining machines	9 months - 4 years	$22,518,771	$22,388,471
Mining site equipment	6-10 years	4,984,547	4,827,888
Building	30 years	467,707	569,480
Real estate assets owned	30 years	80,056	80,056
Furniture, computer and office equipment	3-5 years	463,999	440,313
Land		525,000	525,000
Gross fixed assets		29,040,080	28,831,208
Less: accumulated depreciation		(20,419,617)	(18,913,858)
Fixed assets, net		$8,620,463	$9,917,350

As of June 30, 2026 and December 31, 2025, there were approximately 7,500 and 7,200 miners, respectively, located at various hosting sites. The Company’s depreciation expense recognized for the three and six months ended June 30, 2026 and 2025 was approximately $0.8 million and $1.5 million for 2026, respectively and approximately $2.0 million and $4.0 million for 2025, respectively.

The loss (gain) on disposal of fixed assets during the three and six months ended June 30, 2026 and 2025 was approximately ($3) thousand and ($3) thousand for 2026, respectively, and $100 thousand and $286 thousand for 2025, respectively.

Intangible assets as of June 30, 2026 and December 31, 2025 consist of the following:

	Useful Life (Years)	June 30, 2026	December 31, 2025
Power and interconnection rights	25	$6,578,600	$6,578,600
Gross intangible assets		6,578,600	6,578,600
Less: accumulated amortization		(382,407)	(250,831)
Total intangible assets, net		$6,196,193	$6,327,769

During the three and six months ended June 30, 2026 and 2025 the Company recognized approximately $66 thousand and $131 thousand amortization expense for 2026, respectively, and approximately $55 thousand and $110 thousand amortization expense for 2025, respectively.

Note 4. Debt and Other Financing Arrangements

Galaxy Loan Facility

On October 29, 2025, the Company entered into a Master Digital Currency Loan Agreement (the “Galaxy Loan Facility”) with Galaxy Digital LLC (“Galaxy”), which establishes the terms and conditions pursuant to which the Company may borrow U.S. Dollars and/or specified digital currencies under the Galaxy Loan Facility. On October 30, 2025, the Company made a draw under the Galaxy Loan Facility and borrowed a principal sum of $11 million (the “October 2025 Loan”). In connection with the October 2025 Loan, the Company granted to Galaxy a security interest in 145 Bitcoin owned by the Company as collateral. This security interest was subsequently increased to 174 Bitcoin in the six months ended June 30, 2026.

The settlement amount of the loans borrowed under the Loan Agreement are adjusted based on the Bitcoin price relative to a contractual floor and ceiling market price of Bitcoin (“Collar Feature”), and is cash settled.

During the first half of 2026, the Company amended the Galaxy Loan Facility on January 28, February 27, and April 6 to extend the loan and modify the collar's pricing terms, resulting in realized derivative settlement losses of approximately $48 thousand and gains of approximately $67 thousand and $214 thousand, respectively. On May 26, 2026, the Company extended the Galaxy Loan Facility from June 26, 2026 through August 28, 2026 with no other terms modified.

The Collar Feature is an embedded derivative requiring bifurcation under ASC 815-15. The fair value of the Collar Feature is calculated using a Black-Scholes calculation using Level 3 inputs. Significant inputs for the fair value of the Collar Feature for the January, February and April modifications include the volatility of Bitcoin observed for a similar term as the remaining term of the loan of 32.4% - 59.25% and short-term treasury interest rates of 3.5%. The derivatives are classified as a debt discount and amortized over the life of the contract.

The derivative asset of approximately $980 thousand and $48 thousand was classified as “Galaxy loan derivative asset” on the consolidated balance sheets as of June 30, 2026 and December 31, 2025, respectively.

Debt of the Company consisted of the following as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Financing agreement with Imperial PFS that is unsecured. Down payment of $9,218 was required upfront. Eleven installment payments of $16,743 are to be made over the loan term. The note matured on June 1, 2026. Annualized interest was 9.45%.	-	100,461

Financing agreement with Imperial PFS that is unsecured. Down payment of $6,900 was required upfront. Six installment payments of $12,604 are to be made over the loan term. The note matured on June 1, 2026. Annualized interest was 9.45%.	-	75,627

Financing agreement with Imperial PFS that is unsecured. Down payment of $50,635 was required upfront. Ten installment payments of $47,553 are to be made over the loan term. The note matured on August 1, 2026 and was repaid in full. Annualized interest is 8.6%.	95,106	380,423

Secured loan with Brown Family Enterprises LLC. The note matures on December 31, 2026. Interest was 11% per annum.	1,500,000	1,500,000

Loan with SE & AJ Liebel Limited Partnership. $2.2 million of Bitcoin has been pledged as collateral. The note had a maturity date of September 15, 2027. The note was repaid in full on July 27, 2026. Interest was 12% per annum.	2,000,000	2,000,000

Loan with SE & AJ Liebel Limited Partnership. $5.5 million of Bitcoin has been pledged as collateral. The note had a maturity date of August 6, 2026. The note was repaid in full on July 27, 2026. Interest was 12% per annum.	5,000,000	5,000,000

Loan with Galaxy Digital LLC. Approximately $10.2 million and $12.7 million worth of Bitcoin have been pledged as collateral as of June 30, 2026 and December 31, 2025, respectively. The note was repaid in full on July 27, 2026. Interest was 0% per annum.	11,000,000	11,000,000

Debt discount	(244,825)	(196,259)
	$19,350,281	$19,860,252

Minimum required principal payments on the Company's debt as of June 30, 2026 are as follows:

Maturity	Amount
2026	17,595,106
2027	2,000,000
$19,595,106

The Company subsequently refinanced the Galaxy Loan Facility and the SE & AJ Liebel Limited Partnership loans. See Note 9. Subsequent Events.

Note 5. Commitments and Contingencies

Leases

Lease expense recognized for the three and six months ended June 30, 2026 and 2025 was approximately $63 thousand and $130 thousand for 2026, respectively and was approximately $76 thousand and $147 thousand for 2025, respectively.

The following table presents supplemental balance sheet information related to leases as of June 30, 2026 and December 31, 2025:

	Balance Sheet Line Item	June 30, 2026	December 31, 2025
Assets
ROU assets - operating lease	Right of use asset, net	$222,163	$268,236
ROU assets - finance lease	Right of use asset, net	394,936	460,759
Total lease assets		$617,099	$728,995

Liabilities
Current lease liabilities - operating lease	Current portion of lease liability	$101,419	$97,852
Current lease liabilities - finance lease	Current portion of lease liability	106,053	96,766
Long-term lease liabilities - operating lease	Lease liability - net of current portion	126,137	178,269
Long-term lease liabilities - finance lease	Lease liability - net of current portion	285,835	412,099
Total lease liabilities		$619,444	$784,986

Weighted-average remaining lease term (in years) - operating lease		2.1	2.6
Weighted-average discount rate - operating lease		10.10%	10.07%
Weighted-average remaining lease term (in years) - finance lease		3.0	3.5

The following table presents supplemental cash flow information and non-cash activity related to leases for the six months ended June 30, 2026 and 2025:

Lease Supplemental Cash Flow Table	June 30,
	2026	2025
Operating cash flow information
Cash paid for amounts included in the measurement of lease liabilities	$(191,786)	$(171,474)
Non-cashflow information
Accrued interest expense on finance lease	$26,244	$30,553

The following table presents maturities of lease liabilities on an undiscounted basis as of June 30, 2026:

Lease Maturity Table
	Operating Leases	Finance Leases	Total Leases
2026	59,757	-	59,757
2027	121,598	147,518	269,116
2028	72,158	151,944	224,102
2029	-	181,502	181,502
2030 and thereafter	-	-	-
(less: imputed interest)	(25,957)	(89,076)	(115,033)
	$227,556	$391,888	$619,444

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

The Company accrues for contingent obligations, including estimated legal costs, when the obligation is probable and the amount is reasonably estimable. As facts concerning contingencies become known, the Company reassesses its position and makes appropriate.

Uptime Purchase Agreement Matter

In October 2021, we entered into a sale and purchase agreement (the “Uptime Purchase Agreement”) with Uptime Armory LLC (“Uptime”) to purchase 18 modified 40-foot cargo containers (“POD5ive containers”) for approximately $3.15 million, of which we paid approximately $2.4 million (75%) in 2021 as a non-refundable down payment and the remaining 25% in 2022 upon Uptime’s notice of completion; however, no containers have been delivered as of June 30, 2026. In November 2022, we filed suit in Florida circuit court against Uptime and Bit5ive, LLC (“Bit5ive”) alleging breach of contract and violation of the Florida Deceptive and Unfair Trade Practices Act. The court stayed the action and ordered the parties to confidential arbitration governed by the American Arbitration Association. We recorded an impairment charge of approximately $3.15 million on our mining machine deposit in the fourth quarter of 2022. The arbitrator ruled in favor of US Digital’s dispositive motions against Uptime and Bit5ive, and we have filed a Proof of Claim in the amount of the arbitrator’s award of approximately $3.2 million (owed joint and several with Bit5ive) following the Defendants’ filing for Assignment for the Benefit of Creditors. The likelihood and amount of recovery of the Company’s outstanding claims cannot be estimated at this time.

Uptime Hosting Agreement Matter

In October 2021, US Digital also entered into a hosting agreement with Uptime Hosting LLC (the “Hosting Agreement”) to host the Company’s 18 POD5ive containers for 6 cents per kilowatt with a one-year term, under which we paid a refundable deposit of approximately $0.8 million. On June 29, 2022, the Hosting Agreement was terminated pursuant to a Release and Termination Agreement in which Uptime Hosting LLC agreed to repay the $0.8 million deposit. We recorded an impairment charge of approximately $0.8 million on our prepaid hosting deposit in the fourth quarter of 2022. In September 2022, we filed suit in Florida circuit court against Uptime Hosting LLC for return of the deposit and other damages, alleging breach of contract and violation of the Florida Deceptive and Unfair Trade Practices Act. We have since amended the complaint to add claims against additional defendants, including breach of contract, violations of Florida’s Uniform Fraudulent Transfer Act and Florida Fraudulent Asset Conversion, violation of the Florida Deceptive and Unfair Trade Practices Act, and claims for equitable liens.

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

On October 3, 2024, the District Court entered an order granting the CFTC’s motion for the appointment of a receiver (the “Receivership Order”). All assets that are collected from the individuals and entities named in the CFTC action will be remitted to the Receiver for administration and potential distribution under the supervision of the federal court. The receiver is currently in the process of identifying and recovering assets. There has been no significant development in this case in 2026. The likelihood and amount of recovery of the Company's outstanding claims against Uptime, Uptime Hosting LLC and Bit5ive cannot be estimated at this time.

Note 6. Stockholders’ Equity

Reverse Stock Split

On June 24, 2026, the Board approved the Reverse Stock Split. The Reverse Stock Split was effected by the filing of an amendment to our Certificate of Incorporation on July 9, 2026 which provided that the Reverse Stock Split became effective at 12:01 a.m. Eastern Time on July 13, 2026. No fractional shares were issued as a Result of the Reverse Stock Split and, in lieu thereof, any person who would otherwise be entitled to a fractional share of common stock as a result of the Reverse Stock Split received one share of common stock. The Company’s common stock began trading on The Nasdaq Capital Market on a split-adjusted basis on July 13, 2026. The Company has retroactively adjusted all share amounts and per share data herein to give effect to the Reverse Stock Split.

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

The Company sold approximately 179,000 shares and generated approximately $795 thousand in net proceeds for the three and six months ended June 30, 2026.

As of June 30, 2026, an aggregate gross sales limit of approximately $74,174,000 remains available for issuance under the ATM program. Approximately $101 thousand of legal and professional fees incurred related to the establishment of the ATM program as of June 30, 2026 were deferred and recorded within “Prepaid expenses and other assets” on the Consolidated Balance Sheets and will be amortized ratably as stock is issued under the program.

Stock Options

The following is a summary of the stock option plan activity during the six months ended June 30, 2026 and 2025:

	2026		2025
	Number of	Weighted Average	Number of	Weighted Average
	Options	Exercise Price	Options	Exercise Price
Options outstanding at beginning of the year	71,208	$95.75	23,735	$226.50
Granted	-	-	-	-
Expired	(8)	82,031.25	-	-
Exercised	-	-	-	-

Options outstanding at end of the period	71,200	$86.94	23,735	$226.50

Options exercisable at end of the period	38,294	$135.73	23,735	$226.50

Stock compensation expense recognized for the three and six months ended June 30, 2026 and 2025 related to stock options was approximately $199 thousand and $530 thousand, respectively for 2026 and approximately $25 thousand and $135 thousand, respectively for 2025. There was approximately $0.3 million of unrecognized compensation cost associated with unvested stock options remaining as of June 30, 2026.

The aggregate intrinsic value of the outstanding common stock options as of June 30, 2026 and December 31, 2025 was nil. The remaining weighted average life of the options as of June 30, 2026 was approximately 8.28 years.

Warrants

The following is a summary of the warrant activity during the six months ended June 30, 2026 and 2025:

	2026		2025
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Warrants outstanding at beginning of the year	1,465,228	$12.00	189,902	$73.25

Issued	-	-	-	-
Exercised	(190,816)	0.025	-	-
Expired	-	-	(1,453)	72.00

Warrants outstanding and exercisable at end of the period	1,274,412	$13.46	188,449	$73.25

During the three and six months ended June 30, 2026, 109,440 and 190,816 pre-funded warrants were exercised for $0.025 per share.

The outstanding 2021 public warrants to purchase an aggregate of 46,151 shares of Company common stock at an exercise price of $12.00 per share were reduced to $3.58 per share as a result of sales under the ATM program. The price reset was accounted for as a deemed dividend. Loss attributable to common shareholders was increased by the calculated value transferred to the holder of approximately $40 thousand in the basic and diluted EPS calculations for the six months ended June 30, 2026.

The aggregate intrinsic value of the outstanding common stock warrants as of June 30, 2026 and December 31, 2025 was approximately $0.4 million and $3.2 million, respectively. The remaining weighted average life of the warrants as of June 30, 2026 and December 31, 2025 was 3.08 years and 3.75 years, respectively.

As of June 30, 2026, there were no warrants that were unvested. All outstanding warrants contain provisions allowing a cashless exercise at their respective exercise prices.

Note 7. Related Party Transactions

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

Under the agreement, the Company paid BLG a fixed monthly fee of $43 thousand per month for services rendered during the three and six months ended June 30, 2026 and 2025, respectively. The Company pays BLG a minimum per unit fee of $700 in any case where there is a collection event and BLG received no payment from the property owner, including any unit where the Company has taken title to the unit or where the Association has terminated its contract with either BLG or the Company.

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

Amounts paid to BLGAL for the three and six months ended June 30, 2026 and 2025 were approximately $129 thousand and $258 thousand, respectively for 2026 and approximately $129 thousand and $258 thousand, respectively for 2025.

Pursuant to the Services Agreement, as amended, in effect during the three and six months ended June 30, 2026 and 2025, the Company paid all costs (lien filing fees, process and serve costs) incurred in connection with the collection of amounts due from property owners. Any recovery of these collection costs is accounted for as a reduction in expense incurred. The Company incurred expenses related to collection costs for the three and six months ended June 30, 2026 and 2025 in the amounts of approximately $19 thousand and $38 thousand, respectively for 2026 and approximately $20 thousand and $42 thousand, for 2025. Recoveries during the three and six months ended June 30, 2026 and 2025 were approximately $6 thousand and $13 thousand, respectively, for 2026 and approximately $11 thousand and $16 thousand, respectively, for 2025.

The Company also shares office space, personnel and related common expenses with BLGAL. All shared expenses, including rent, are charged to BLGAL based on an estimate of actual usage. Any expenses of BLGAL paid by the Company that have not been reimbursed or settled against other amounts are included within due to related parties in the accompanying consolidated balance sheet. BLGAL was charged for office sub-lease for three and six months ended June 30, 2026 and 2025 for a total of approximately $7 thousand and $15 thousand, respectively for 2026 and approximately $7 thousand and $15 thousand, respectively for 2025.

Amounts payable to BLGAL as of June 30, 2026 and December 31, 2025 were approximately $77 thousand and $48 thousand, respectively.

Note 8. Segment Information

The Company applies ASC 280 Segment Reporting in determining its reportable segments. The Company has two reportable segments: Specialty Finance and Mining, HPC and Treasury Operations. The guidance requires that segment disclosures present the measure(s) used by the Chief Operating Decision Maker (“CODM”) to decide how to allocate resources and for purposes of assessing such segments’ performance. The Company’s CODM uses revenue, income from operations and income before taxes of our reporting segments to assess the performance of the business of our reportable operating segments. Segment asset information is not disclosed as such information is not regularly reviewed by the CODM. The CODM regularly reviews total assets as reported on the consolidated balance sheet. Performance results are monitored, reviewed, and measured monthly and quarterly to assess returns on investment, compensation decisions and changing strategies, if required.

No operating segments have been aggregated to form the reportable segments. The corporate oversight function, and other components that may earn revenues that are only incidental to the activities of the Company are aggregated and included in the “All Other” category.

The Specialty Finance segment generates revenue from providing funding to nonprofit community associations. The Mining, HPC and Treasury Operations segment generates revenue from the Bitcoin the Company earns through its mining activities.

The following tables present revenue and segment income (loss) for the Company's reportable segments and reconciliations to consolidated amounts:

	Three Months Ended June 30, 2026
	Specialty Finance	Mining, HPC and Treasury Operations	All Other	Total
Revenue, net	$108,364	$2,008,220	$-	$2,116,584
Digital mining cost of revenue	-	1,571,273	-	1,571,273
Curtailment and energy sales	-	(145,071)	-	(145,071)
Staff costs and payroll	21,473	296,420	795,931	1,113,824
Loss on fair value of mined bitcoin, net	-	1,318,607	-	1,318,607
Depreciation and amortization	274	662,766	177,102	840,142
Gain on disposal of fixed assets	-	(2,739)	-	(2,739)
Other segment expenses (1)	164,504	462,249	648,888	1,275,641
Operating loss	(77,887)	(2,155,285)	(1,621,921)	(3,855,093)
Unrealized loss on investment and equity securities	-	-	(1,111)	(1,111)
Unrealized gain on marketable securities	-	-	8,110	8,110
Gain on Galaxy loan derivative	-	1,669,659	-	1,669,659
Loss on fair value of digital assets receivable	-	(1,700,773)	-	(1,700,773)
Impairment loss on prepaid mining machine deposits	-	(17,193)	-	(17,193)
Change in credit loss reserve on digital assets receivable	-	3,393	-	3,393
Interest income	-	-	14,532	14,532
Interest expense	-	(645,950)	(41,137)	(687,087)
Loss before income taxes	(77,887)	(2,846,149)	(1,641,527)	(4,565,563)
Fixed asset additions	-	32,041	-	32,041

	Six Months Ended June 30, 2026
	Specialty Finance	Mining, HPC and Treasury Operations	All Other	Total
Revenue, net	$239,151	$3,986,400	$-	$4,225,551
Digital mining cost of revenue	-	3,439,617	-	3,439,617
Curtailment and energy sales	-	(512,666)	-	(512,666)
Staff costs and payroll	61,113	607,064	1,762,922	2,431,099
Loss on fair value of mined bitcoin, net	-	5,103,025	-	5,103,025
Depreciation and amortization	482	1,303,102	366,386	1,669,970
Gain on disposal of fixed assets	-	(2,739)	-	(2,739)
Other segment expenses (1)	341,060	978,491	1,065,062	2,384,613
Operating loss	(163,504)	(6,929,494)	(3,194,370)	(10,287,368)
Loss on fair value of digital assets receivable	-	(4,879,213)	-	(4,879,213)
Change in credit loss reserve on digital assets receivable	-	9,187	-	9,187
Unrealized gain on investment and equity securities	-	-	12,913	12,913
Unrealized gain on marketable securities	-	-	5,730	5,730
Unrealized gain on Galaxy loan derivative	-	1,692,033	-	1,692,033
Impairment loss on prepaid mining machine deposits	-	(17,193)	-	(17,193)
Interest income	-	-	15,064	15,064
Interest expense	-	(1,150,430)	(81,828)	(1,232,258)
Loss before income taxes	(163,504)	(11,275,110)	(3,242,491)	(14,681,105)
Fixed asset additions	-	236,481	4,578	241,059

	Three Months Ended June 30, 2025
	Specialty Finance	Mining, HPC and Treasury Operations	All Other	Total
Revenue, net	$121,960	$1,806,364	$-	$1,928,324
Digital mining cost of revenue	-	1,288,399	-	1,288,399
Curtailment and energy sales	-	(223,269)	-	(223,269)
Staff costs and payroll	211,239	310,336	566,052	1,087,627
Gain on fair value of Bitcoin, net	-	(3,761,139)	-	(3,761,139)
Depreciation and amortization	476	1,981,510	57,357	2,039,343
Loss on disposal of fixed assets	-	99,578	-	99,578
Other segment expenses (1)	198,363	383,703	491,782	1,073,848
Operating income (loss)	(288,118)	1,826,824	(1,115,191)	423,515
Unrealized loss on investment and equity securities	-	-	(130,890)	(130,890)
Unrealized loss on marketable securities	-	-	(5,110)	(5,110)
Interest income	-	-	531	531
Interest expense	-	(186,696)	(40,850)	(227,546)
Income (loss) before income taxes	(288,118)	1,640,128	(1,291,510)	60,500
Fixed asset additions	-	15,182	191,957	207,139

	Six Months Ended June 30, 2025
	Specialty Finance	Mining, HPC and Treasury Operations	All Other	Total
Revenue, net	$219,357	$4,080,304	$-	$4,299,661
Digital mining cost of revenue	-	2,836,694	-	2,836,694
Curtailment and energy sales	-	(372,955)	-	(372,955)
Staff costs and payroll	341,860	539,309	1,256,935	2,138,104
Gain on fair value of Bitcoin, net	-	(1,951,163)	-	(1,951,163)
Depreciation and amortization	953	3,961,602	114,366	4,076,921
Loss on disposal of fixed assets	-	286,359	-	286,359
Other segment expenses (1)	413,247	569,089	979,690	1,962,026
Operating loss	(536,703)	(1,788,631)	(2,350,991)	(4,676,325)
Loss on fair value of purchased Bitcoin, net	-	(52,704)	-	(52,704)
Unrealized loss on investment and equity securities	-	-	(156,874)	(156,874)
Unrealized loss on marketable securities	-	-	(13,820)	(13,820)
Interest income	-	-	1,676	1,676
Interest expense	-	(370,615)	(77,837)	(448,452)
Loss before income taxes	(536,703)	(2,211,950)	(2,597,846)	(5,346,499)
Fixed asset additions	1,170	374,034	2,008	377,212

1) Other segment items for each reportable segment include rent, collection costs, office and general business expenses, travel and insurance costs.

Note 9. Subsequent Events

ATM Program

The Company sold approximately 756,951 shares under the ATM program between July 1, 2026 and August 11, 2026 at a price range between $1.51 per share to $3.52 per share for a total of approximately $1.6 million in net sales proceeds. Certain outstanding and exercisable warrants include price protection provisions requiring a reduction in the instrument’s exercise price in the event that the Company subsequently issues shares at a purchase price, or warrants at an exercise price, lower than the instrument’s original exercise price. As a result of the ATM program sales, this provision was triggered and the exercise price for 46,151 warrants that were issued in 2021 was reduced to $1.51.

December RDO Pre-funded Warrants

During July 2026, the remaining 102,480 pre-funded warrants were exercised for $0.025 per share for a total of $2,562.

Debt Refinancing

On July 27, 2026, the Company, through its wholly owned subsidiary US Digital, entered into a bridge loan transaction (the “Bridge Loan”) under which it borrowed an aggregate of approximately $18.1 million from ChainFi Inc. d/b/a Arch Lending (“Arch”) under two separate Promissory Notes (the “Bridge Notes”). The purpose of the Bridge Loan was to fund the repayment in its entirety of the Company’s $18 million in aggregate indebtedness to Galaxy Digital LLC and SE & AJ Liebel Limited Partnership in advance of the completion of a secured term loan facility with Arch to be secured by the Bitcoin in the Company’s treasury. The Bridge Notes were paid off in full in connection with the Company’s loan facility with Arch.

On August 3, 2026, the Company, through US Digital, entered into new loan facility (the “Loan Facility”) with Arch pursuant to which Arch made available to US Digital a non-recourse, collared, 30-day rolling loan secured by US Digital’s Bitcoin (a “Collar Loan”). On August 3, 2026, US Digital borrowed an aggregate of approximately $18.1 million in an initial 30-day Collar Loan under the Loan Facility secured by 307 Bitcoin (with mutually agreed upon floor and ceiling prices) and bearing interest at 2.0% per annum, which loan was used to pay off the Bridge Notes. Under the Loan Facility, the Collar Loan automatically rolls over for successive 30-day periods unless either party provides notice of non-renewal, and at each rollover date, the interest rate, floor price, and ceiling price are re-set based on then-prevailing market conditions. At each maturity, if the Bitcoin reference price is below the agreed-upon floor price, the Borrower may elect to walk away, repay the loan and recover the collateral, or it may roll the loan by curing the shortfall. The terms and conditions of the Loan Facility are set forth in a Loan and Security Agreement that was entered into by US Digital and Arch on August 3, 2026.

Extension of Loan with Brown Family Enterprises

On July 27, 2026, the Company paid $250,000 in reduction of the outstanding principal balance of the Secured Promissory Note with Brown Family Enterprises, LLC , and the Company has paid all interest accrued under the Note through and including June 30, 2026. As of the Effective Date the outstanding principal balance of the Note is $1,250,000 and $12,205 interest remains accrued and unpaid thereon, representing interest accrued for the period from July 1, 2026 through and including July 27, 2026. On July 28, 2026, we entered into a Third Amendment to Secured Promissory Note under which the Company and Brown Family Enterprises agreed to extend the maturity date of the loan from Brown Family Enterprises to December 31, 2026.

Artificial Intelligence Infrastructure Business

In July 2026, we announced the expansion of our business into high-performance computing (“HPC”) and artificial intelligence (“AI”) infrastructure to take advantage of the 26 MW of power under our control. This expansion follows a broader industry trend in which other companies that, like us, have historically focused on Bitcoin mining have sought to redeploy their power and infrastructure assets to support AI and HPC workloads for hyperscalers and other AI and HPC customers.

In July 2026, we acquired one graphics processing unit (“GPU”) with approximately 101.7 teraflops of capacity, representing our initial investment in HPC-capable computing hardware. We began selling our computing capacity to Vast.AI in July 2026 under a demand pricing model, pursuant to which the pricing we receive for our computing capacity will vary based on prevailing market demand for such capacity.

Bitcoin mining and Bitcoin treasury operations currently remain our primary business. Consistent with the approach taken by other Bitcoin mining companies that have begun to diversify into HPC and AI infrastructure, we intend to continue operating our Bitcoin mining business to generate cash flow and help fund our operations while we build out our new HPC and AI business line. Over time, we expect our capital allocation to increasingly reflect investment in additional GPUs, power capacity, and data center infrastructure necessary to support HPC and AI workloads, and we may pursue additional strategic arrangements, such as hosting agreements, leasing arrangements, or joint ventures, to accelerate this expansion.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis should be read in conjunction with the Unaudited Consolidated Financial Statements and Notes for the three and six months ended June 30, 2026, and with the Annual Report on Form 10-K for the year ended December 31, 2025.

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

We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties, and assumptions about us that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Important factors which could materially affect our results and our future performance include, without limitation:

•
our ability to retain the listing of our securities on the Nasdaq Capital Market,
•
our operating losses and indebtedness could raise substantial doubt about our ability to continue as a going concern,
•
our substantial indebtedness to Arch Lending under a 30-day financing arrangement and our potential inability to roll over, refinance, or otherwise repay this indebtedness at maturity on commercially reasonable terms,
•
our ability to successfully execute on our strategic expansion from Bitcoin mining into high-performance computing (“HPC”) and artificial intelligence (“AI”) infrastructure services,
•
our plans and expectations regarding the conversion of existing Bitcoin mining facilities to support HPC and AI workloads, including the expected timeline, cost, and scope of such conversions,
•
our ability to attract and retain customers for our HPC and AI infrastructure services on commercially reasonable terms, including the negotiation of long-term contracts that generate predictable, recurring revenue,
•
potential strategic initiatives, including joint ventures, partnerships, acquisitions, or divestitures related to our HPC and AI or Bitcoin operations,
•
our expectations regarding the relative economic returns of HPC and AI infrastructure services compared to Bitcoin operations and the anticipated pace of transition between these business lines,
•
our ability to successfully develop, market, and operate GPU-as-a-service offerings for AI and HPC customers,
•
the relatively early stage of our Bitcoin mining business and our lack of operating history in such business,
•
volatility surrounding the value of Bitcoin and other cryptocurrencies,
•
the uncertainty surrounding the Bitcoin mining business in general,
•
bankruptcy or financial problems of our hosting vendors in our mining business,
•
our Bitcoin treasury strategy has not been tested over an extended period of time or under different market conditions,
•
our treasury strategy is concentrated on Bitcoin,
•
we are subject to counterparty risks, including in particular risks relating to our custodians,
•
the ability to scale our mining business,
•
our ability to employ and retain qualified employees,
•
our ability to establish and maintain internal accounting controls,
•
changes in the credit or capital markets,
•
changes in interest rates,
•
deterioration in general economic conditions, and
•
other factors set forth under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and Item 1A of this Quarterly Report on Form 10-Q.

Overview

PowerCompute, Inc. (“we”, “our”, “PWCM”, or the “Company”) currently maintains three distinct business operations: our Bitcoin treasury operations, Bitcoin mining business, and our specialty finance business. In July 2026, we announced our business expansion into artificial intelligence (“AI”) infrastructure and high-performance computing (“HPC”).

Artificial Intelligence Infrastructure Business

In July 2026, we announced the expansion of our business into high-performance computing (“HPC”) and artificial intelligence (“AI”) infrastructure to take advantage of the 26 MW of power under our control. This expansion follows a broader industry trend in which other companies that, like us, have historically focused on Bitcoin mining have sought to redeploy their power and infrastructure assets to support AI and HPC workloads for hyperscalers and other AI and HPC customers.

In July 2026, we acquired one graphics processing unit (“GPU”) with approximately 101.7 teraflops of capacity, representing our initial investment in HPC-capable computing hardware. We began selling our computing capacity to Vast.AI in July 2026 under a demand pricing model, pursuant to which the pricing we receive for our computing capacity will vary based on prevailing market demand for such capacity.

Bitcoin mining and Bitcoin treasury operations currently remain our primary business. Consistent with the approach taken by other Bitcoin mining companies that have begun to diversify into HPC and AI infrastructure, we intend to continue operating our Bitcoin mining business to generate cash flow and help fund our operations while we build out our new HPC and AI business line. Over time, we expect our capital allocation to increasingly reflect investment in additional GPUs, power capacity, and data center infrastructure necessary to support HPC and AI workloads, and we may pursue additional strategic arrangements, such as hosting agreements, leasing arrangements, or joint ventures, to accelerate this expansion.

Bitcoin Treasury Operations and Strategy

In August 2025, we launched our Bitcoin treasury operations. During August 2025 we raised approximately $21.3 million in net proceeds from capital raises and we purchased approximately 164 Bitcoins in August 2025 with substantially all of the proceeds from such offering, with the remainder used for working capital purposes. During December 2025, we raised an additional approximately $5.9 million in net proceeds from capital raises and we purchased an additional 47 Bitcoins with substantially all of the proceeds from such offering.

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

We currently maintain a formal, documented strategy that governs circumstances under which we acquire or monetize our Bitcoin holdings. Decisions to purchase or sell Bitcoin are made on a case-by-case basis at management’s discretion, taking into account factors such as our liquidity, general market conditions, and anticipated cash requirements. As of June 30, 2026, Bitcoin represented 100% of our treasury holdings. We do have small holdings of Tether outside of our treasury holdings that value in the aggregate less than $10,000 and are used for purchases with merchants that accept such crypto assets as payment. We do not currently engage in hedging activities. We have not implemented derivative transactions, futures, options, swaps, or other financial instruments to reduce our exposure to Bitcoin price volatility. Any future hedging activity, if undertaken, would be determined by management on a discretionary basis.

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

The value of Bitcoin has historically been subject to wide swings. The carrying value of each Bitcoin we hold reflects the price of one Bitcoin quoted on the active exchange at the end of the reporting period. Therefore, negative swings in the market price of Bitcoin could have a material impact on our earnings and on the carrying value of our Bitcoin. The following table provides a range of intraday low and intraday high Bitcoin prices between December 31, 2022 through June 30, 2026.

Range of intraday Bitcoin prices
Quarterly Reporting Periods Ended	Minimum Price	Maximum Price
December 31, 2022	$15,486	$21,474
March 31, 2023	$16,489	$29,178
June 30, 2023	$24,750	$31,422
September 30, 2023	$24,915	$31,838
December 31, 2023	$26,544	$44,800
March 31, 2024	$38,501	$73,836
June 30, 2024	$56,500	$72,777
September 30, 2024	$49,050	$70,000
December 31, 2024	$58,864	$108,389
March 31, 2025	$76,555	$109,358
June 30, 2025	$74,421	$112,000
September 30, 2025	$105,120	$124,533
December 31, 2025	$80,525	$126,296
March 31, 2026	$60,000	$97,964
June 30, 2026	$58,115	$82,814

The following reflects the financial summary of our Bitcoin holdings:

Bitcoin
	June 30, 2026	December 31, 2025
Number of Bitcoin held	144.6	211.4

Carrying basis - per Bitcoin	$69,005	$100,863
Fair value - per Bitcoin	$58,417	$87,505
Carrying basis of Bitcoin	$9,978,073	$21,322,419
Fair value of Bitcoin	$8,447,252	$18,494,338

As of June 30, 2026 and December 31, 2025, we held approximately 145 and 211 Bitcoin, respectively. The fair value of our Bitcoin as of June 30, 2026 and December 31, 2025 was approximately $8.5 million and $18.5 million, respectively, on our consolidated balance sheet. This does not include 174 Bitcoins valued at approximately $10.2 million as of June 30, 2026 and 145 Bitcoin valued at approximately $12.7 million as of December 31, 2025 classified as Digital assets receivable, net. As of June 30, 2026 and December 31, 2025 approximately 131.8 Bitcoin and 88 Bitcoin, respectively (with an approximate fair value of $7.7 million) were held in a custody account as collateral for the Company’s $7.0 million loans with SE & AJ Liebel Limited Partnership and were classified within “Digital assets - collateral” on the consolidated balance sheets.

The following is a summary of the average cost of revenues for mining each Bitcoin during the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
Cost of Revenues - Analysis of costs to mine one Bitcoin (per Bitcoin amounts are actual)	2026	2025	2026	2025

Bitcoin Mined	27.9	18.4	54.2	42.7
Digital mining revenues	$2,008,220	$1,806,364	$3,986,400	$4,080,304
Average revenue of each Bitcoin mined (1)	$71,979	$98,172	$73,550	$95,557
Digital mining cost of revenues and curtailment and energy sales	$1,426,202	$1,065,130	$2,926,951	$2,463,739
Miner related depreciation (2)	$662,766	$1,981,510	$1,303,102	$3,961,602
Direct costs to mine including non-cash depreciation	$2,088,968	$3,046,640	$4,230,053	$6,425,341
Direct costs to mine one Bitcoin - Energy/hosting fees only (3)	$51,118	$57,888	$54,003	$57,699
Direct costs to mine one Bitcoin - including miner related depreciation expense	$74,873	$165,578	$78,045	$150,476
Cost of mining one Bitcoin as % of average Bitcoin mining revenue - energy/hosting fees only	71%	59%	74%	60%
Cost of mining one Bitcoin as % of average Bitcoin mining revenue - including miner related depreciation expense	104%	169%	106%	157%

(1) Average revenue of each Bitcoin mined is calculated by dividing the sum of Bitcoin mining revenue by the total number of Bitcoin mined during the respective periods. See the table "Range of intraday Bitcoin prices" for information on the range of intraday Bitcoin prices for quarterly periods.

(2) Miner-related depreciation includes depreciation and amortization related to intangible assets, buildings, equipment and mining machines used in the mining process.

(3) Weighted average cost of mining one Bitcoin is calculated by dividing the sum of total hosting fee expense by the total Bitcoin mined during the respective periods.

The Company’s Bitcoin unit activity during the six months ended June 30, 2026 and 2025 was as follows:

	June 30, 2026	June 30, 2025
Beginning of Year	211.4	150.2
Production of Bitcoin	54.2	42.7
Sale of Bitcoin	(91.8)	(37.1)
Bitcoin transferred for loan collateral	(29.0)	-
Fees	(0.2)	(0.3)
End of Period	144.6	155.5

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

The Company records depreciation expense (a non-cash expense) on its miners on a straight-line basis over the miners' expected useful life. Such non-cash depreciation amounts are recorded within the consolidated statements of operations and comprehensive loss as “Depreciation and Amortization”. Although the Company recognizes depreciation with respect to its mining assets, it does not consider depreciation in determining whether it is economical to operate its mining equipment since depreciation expense is not an avoidable operating cost, such as energy costs. The table above presents the non-cash miner depreciation expense on a “per Bitcoin” basis, calculated by dividing miner depreciation expense in our hosted facilities by the number of Bitcoin mined in the hosted facilities. On a “per Bitcoin” ratio, direct costs to mine including miner depreciation expense was approximately $75 thousand and $78 thousand for the three and six months ended June 30, 2026, respectively, and approximately $166 thousand and $150 thousand for the three and six months ended June 30, 2025, respectively.

The Company utilizes a third-party broker to facilitate our participation in demand response programs at our Oklahoma site. The sale of power under these programs was approximately $0.1 million and $0.5 million for the three and six months ended June 30, 2026, respectively and approximately $0.2 million and $0.4 million for the three and six months ended June 30, 2025, respectively.

Mining Sites

As of June 30, 2026, we own approximately 7,500 machines with total hashing capacity of approximately 0.85 EH/s as compared to approximately 7,200 machines as of December 31, 2025 with total hashing capacity of approximately 0.75 EH/s.

The mining machines are installed at the following locations:

• 15 MW hosting site located in Calumet, Oklahoma (the “Oklahoma site”) with approximately 4,528 installed Antminer machines which have a total projected hashrate of 538 PH.

• 11 MW hosting site located in Columbus, Mississippi (the “Columbus site”) with approximately 2,350 installed Antminer machines which have a total projected hashrate of 233 PH.

Reverse Stock Split

On June 24, 2026, the Board approved a one-for-twenty-five (1:25) reverse split of the Company’s issued and outstanding common stock, par value $0.001 per share, pursuant to which every twenty-five outstanding shares of common stock was converted into one share of common stock (the “Reverse Stock Split”). The Reverse Stock Split was effected by the filing of an amendment to our Certificate of Incorporation on July 9, 2026 which provided that the Reverse Stock Split became effective at 12:01 a.m. Eastern Time on July 13, 2026. No fractional shares shall be issued in the Reverse Stock Split and, in lieu thereof, any person who would otherwise be entitled to a fractional share of common stock as a result of the Reverse Stock Split received one share of common stock. The Company’s common stock began trading on The Nasdaq Capital Market on a split-adjusted basis on July 13, 2026. The Company has retroactively adjusted all share amounts and per share data herein to give effect to the Reverse Stock Split.

Corporate Name and Ticker Symbol Change

On July 20, 2026, the Company filed a Certificate of Amendment to its Certificate of Incorporation to change its corporate name from LM Funding America, Inc. to “PowerCompute, Inc.” The Name Change became effective at 12:01 a.m., Eastern Time, on July 22, 2026. In connection with the name change, the Company’s common stock began trading on the Nasdaq Capital Market under the new ticker symbol “PWCM” on July 22, 2026.

Results of Operations

Summarized Consolidated Statements of Operations
	Three Months ended June 30,		Six Months ended June 30,
	2026	2025	2026	2025

Revenue	$2,116,584	$1,928,324	$4,225,551	$4,299,661
Operating costs and expenses	5,971,677	1,504,809	14,512,919	8,975,986
Operating income (loss)	(3,855,093)	423,515	(10,287,368)	(4,676,325)
Other loss	(710,470)	(363,015)	(4,393,737)	(670,174)
Income (loss) before income taxes	(4,565,563)	60,500	(14,681,105)	(5,346,499)
Income tax expense	-	-	-	-
Net income (loss)	(4,565,563)	60,500	(14,681,105)	(5,346,499)
Less: loss (gain) attributable to non-controlling interest	1,253	40,054	(2,419)	48,379
Net loss attributable to PowerCompute, Inc.	$(4,564,310)	$100,554	$(14,683,524)	$(5,298,120)

The Three Months Ended June 30, 2026 compared with the Three Months Ended June 30, 2025

Revenues

During the three months ended June 30, 2026, total revenues increased by approximately $0.2 million, to approximately $2.1 million from approximately $1.9 million for the three months ended June 30, 2025.

Digital mining revenue increased in the three months ended June 30, 2026 by approximately $0.2 million to approximately $2.0 million from approximately $1.8 million for the three months ended June 30, 2025.

Bitcoin mining revenues are determined by two main drivers: quantity of Bitcoin mined and the price of Bitcoin on the date the Bitcoin is mined. During the three months ended June 30, 2026, we mined 27.9 Bitcoins with an average Bitcoin price of approximately $72 thousand as compared to 18.4 Bitcoins with an average Bitcoin price of approximately $98 thousand during the three months ended June 30, 2025. The increase in Bitcoin mining revenue for the three months ended June 30, 2026 was attributable to an increase in the number of miners actively mining offset in part by a decrease in Bitcoin price and decreased difficulty rate, which increased our share of the global hashrate.

Operating Expenses

During the three months ended June 30, 2026, operating expenses increased by approximately $4.5 million to approximately $6.0 million from approximately $1.5 million for the three months ended June 30, 2025. The increase in operating expenses is primarily due to the following factors:

Fair Market Adjustment on mined digital assets

The fair market adjustment on mined digital assets resulted in a loss of approximately $1.3 million for the three months ended June 30, 2026 compared to a gain of $3.8 million for the three months ended June 30, 2025.

Digital mining cost of revenues

Bitcoin mining costs increased by approximately $0.3 million to approximately $1.6 million for the three months ended June 30, 2026 from approximately $1.3 million for the three months ended June 30, 2025 primarily due to an increase in the number of miners active at the Oklahoma and Mississippi sites, and the idling of some mining machines during the prior year quarter. Mining costs as a percentage of digital mining revenue increased to approximately 78.2% from approximately 71.3% due to the lower Bitcoin price.

Curtailment and energy sales

Compensation from curtailment and energy sales was approximately $0.1 million for the three months ended June 30, 2026 compared to approximately $0.2 million for the three months ended June 30, 2025.

Staff costs and payroll

Compensation costs for three months ended June 30, 2026 was relatively flat at approximately $1.1 million from approximately $1.1 million for the three months ended June 30, 2025 primarily due to decrease in incentive compensation offset by increased staff costs associated with the Oklahoma and Mississippi sites.

Depreciation and amortization

Depreciation and amortization for three months ended June 30, 2026 decreased to approximately $0.8 million compared to approximately $2.0 million for the three months ended June 30, 2025 primarily due to the impairment of mining machines in the fourth quarter of 2025.

Other Income (Expense)

Loss on fair value of digital assets receivable

The Company incurred an approximately $1.7 million and nil loss on the fair value of the digital assets receivable Bitcoin assets in custody for the Company’s loan facility with Galaxy Digital LLC for the three months ended June 30, 2026 and 2025, respectively.

Gain on Galaxy loan derivative

The Company recognized a $1.7 million gain and nil gain on the fair value of the derivative instrument attached to the Galaxy loan for the three months ended June 30, 2026 and 2025, respectively.

Interest expense

The Company recognized approximately $0.7 million of interest expense for the three months ended June 30, 2026 as compared to approximately $0.2 million for the three months ended June 30, 2025 due to an increase in secured borrowings and interest resulting from the Galaxy loan derivative instrument.

Income Tax Expense

During the three months ended June 30, 2026, the Company generated an approximately $4.6 million net loss before income taxes and the Company increased its income tax valuation allowance by approximately $1.1 million, which offset the Company’s incurred net income tax benefit of approximately $1.1 million which resulted in no income tax expense being recognized for the three months ended June 30, 2026. During the three months ended June 30, 2025, the Company generated an approximately $0.1 million net income before income taxes and the Company increased its income tax valuation allowance by approximately $0.1 million, which offset the Company’s incurred net income tax benefit of approximately $0.1 million which resulted in no income tax expense being recognized for the three months ended June 30, 2025.

Net Income (Loss)

During the three months ended June 30, 2026, net loss was approximately ($4.6) million as compared to net income of approximately $0.1 million for the three months ended June 30, 2025.

Net Loss Attributable to Non-Controlling Interest

The Company owns 69.5% of the equity interests of LMFAO Sponsor LLC. As such, there was an approximately $1 thousand net loss for the three months ended June 30, 2026 attributable to the Non-Controlling Interest as compared to an approximately $40 thousand net loss for the three months ended June 30, 2025.

Net Income (Loss) Attributable to PowerCompute, Inc.

During the three months ended June 30, 2026, net loss attributable to PowerCompute, Inc. was approximately ($4.6) million as compared to net income of approximately $0.1 million for the three months ended June 30, 2025.

Net Income (Loss) Attributable to Common Shareholders

During the three months ended June 30, 2026 and 2025, net income (loss) attributable to common shareholders was approximately $40 thousand and nil higher, respectively, than net income (loss) attributable to PowerCompute, Inc. due to deemed dividends related to warrant repricing. During the three months ended June 30, 2026, net loss attributable to common shareholders was approximately ($4.6) million as compared with net income of approximately $0.1 million for the three months ended June 30, 2025.

The Six Months Ended June 30, 2026 compared with the Six Months Ended June 30, 2025

Revenues

During the six months ended June 30, 2026, total revenues decreased by approximately $0.1 million, to approximately $4.2 million from approximately $4.3 million for the six months ended June 30, 2025.

Digital mining revenue decreased in the six months ended June 30, 2026 by approximately $0.1 million to approximately $4.0 million from approximately $4.1 million for the six months ended June 30, 2025.

Bitcoin mining revenues are determined by two main drivers: quantity of Bitcoin mined and the price of Bitcoin on the date the Bitcoin is mined. During the six months ended June 30, 2026, we mined approximately 54.2 Bitcoin with an average Bitcoin price of approximately $74 thousand as compared to approximately 42.7 Bitcoins with an average Bitcoin price of approximately $96 thousand during the six months ended June 30, 2025. The decrease in Bitcoin mining revenue for the six months ended June 30, 2026 was attributable to a decrease in Bitcoin price, offset in part by the decreased difficulty rate, which increased our share of the global hashrate and an increase in the number of miners actively mining.

Operating Expenses

During the six months ended June 30, 2026, operating expenses increased by approximately $5.5 million to approximately $14.5 million from approximately $9.0 million for the six months ended June 30, 2025. The increase in operating expenses is primarily due to the following factors:

Fair Market Adjustment on mined digital assets

The fair market adjustment on mined digital assets resulted in a loss of approximately $5.1 million for the six months ended June 30, 2026 compared to a gain of approximately $2.0 million for the six months ended June 30, 2025.

Digital mining cost of revenues

Bitcoin mining costs increased by approximately $0.6 million to approximately $3.4 million for the six months ended June 30, 2026 from approximately $2.8 million for the six months ended June 30, 2025 primarily due to an increase in the number of miners active at the Oklahoma and Mississippi sites as compared to third party hosting sites, and the idling of some mining machines during the prior year quarter. Mining costs as a percentage of digital mining revenue increased to approximately 86% from approximately 70% due to the overall lower average Bitcoin price.

Curtailment and energy sales

Compensation from curtailment and energy sales was approximately $0.5 million for the six months ended June 30, 2026 compared to approximately $0.4 million for the six months ended June 30, 2025.

Staff costs and payroll

Compensation costs for six months ended June 30, 2026 increased by approximately $0.3 million to approximately $2.4 million from approximately $2.1 million for the six months ended June 30, 2025 primarily due to increased staff costs associated with the Oklahoma and Mississippi sites.

Depreciation and amortization

Depreciation and amortization for six months ended June 30, 2026 decreased to approximately $1.7 million compared to approximately $4.1 million for the six months ended June 30, 2025 primarily due to the impairment of mining machines in the fourth quarter of 2025.

Loss (gain) on disposal of mining equipment

Loss (gain) on disposal of mining equipment was approximately ($3) thousand and approximately $0.3 million for the six months ended June 30, 2026 and 2025, respectively.

Other Income (Expense)

Loss on fair value of digital assets receivable

The Company incurred an approximately $4.9 million and nil loss on the fair value of the digital assets receivable Bitcoin assets in custody for the Company’s loan facility with Galaxy Digital LLC for the six months ended June 30, 2026 and 2025, respectively.

Gain on Galaxy loan derivative

The Company recognized an approximately $1.7 million gain and nil gain on the fair value of the derivative instrument attached to the Galaxy loan for the six months ended June 30, 2026 and 2025, respectively.

Interest expense

The Company recognized approximately $1.2 million of interest expense for the six months ended June 30, 2026 as compared to approximately $0.4 million for the six months ended June 30, 2025 due to an increase in secured borrowings and interest resulting from the Galaxy loan derivative.

Income Tax Expense

During the six months ended June 30, 2026, the Company generated an approximately $14.7 million net loss before income taxes and the Company increased its income tax valuation allowance by approximately $3.6 million, which offset the Company’s incurred net income tax benefit of approximately $3.6 million which resulted in no income tax expense being recognized for the six months ended June 30, 2026. During the six months ended June 30, 2025, the Company generated an approximately $5.3 million net loss before income taxes and the Company increased its income tax valuation allowance by approximately $1.5 million, which offset the Company’s incurred net income tax benefit of approximately $1.5 million, resulting in no income tax expense being recognized during the period.

Net Loss

During the six months ended June 30, 2026, net loss was approximately $14.7 million as compared to net loss of approximately $5.3 million for the six months ended June 30, 2025.

Net Loss (Income) Attributable to Non-Controlling Interest

The Company owns 69.5% of the equity interests of LMFAO Sponsor LLC. As such, there is an approximately ($2) thousand net income for the six months ended June 30, 2026 attributable to the Non-Controlling Interest as compared to an approximately $48 thousand net loss for the six months ended June 30, 2025.

Net Loss Attributable to PowerCompute, Inc.

During the six months ended June 30, 2026, net loss attributable to PowerCompute, Inc. was approximately $14.7 million as compared to net loss of approximately $5.3 million for the six months ended June 30, 2025.

Net Loss Attributable to Common Shareholders

During the six months ended June 30, 2026 and 2025, net loss attributable to common shareholders was approximately $40 thousand and nil higher, respectively, than net loss attributable to PowerCompute, Inc. due to deemed dividends related to warrant repricing. During the six months ended June 30, 2026, net loss attributable to common shareholders was approximately $14.7 million as compared with approximately $5.3 million for the six months ended June 30, 2025.

Liquidity and Capital Resources

General

Our primary sources of liquidity are our cash and cash equivalents, Bitcoin generated from our digital mining operations and proceeds from borrowings. As of June 30, 2026, we had approximately $0.9 million of cash and cash equivalents and approximately $8.5 million of digital assets (approximately 144.6 Bitcoins with average fair value of approximately $58 thousand), of which $7.7 million is pledged as collateral against outstanding borrowings, compared with approximately $1.4 million of cash and cash equivalents and approximately $18.5 million of digital assets (approximately 211.4 Bitcoin with average fair value of approximately $88 thousand), of which $7.7 million is pledged as collateral against outstanding borrowings, at December 31, 2025.

This does not include 174 Bitcoins and 145 Bitcoins valued at approximately $10.2 million and $12.7 million, as of June 30, 2026 and December 31, 2025, respectively, classified as Digital assets receivable, net. We currently have access to equity financing through equity and debt financing. Cash management continues to be a top priority. We expect to incur negative operating cash flows as we work to increase our digital mining revenue and maintain operational efficiencies.

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

Equity Financing Transactions

At the Market Program

On March 27, 2026, the Company entered into an at the market offering agreement (the “Sales Agreement”) with Maxim Group LLC (the “Agent”), pursuant to which the Company may, from time to time, at the Company's discretion, offer and sell shares of the Company’s common stock, having an aggregate offering price of up to $75,000,000 (the “Shares”), through the Agent, acting as sales agent. The ATM program will remain in effect until the Sales Agreement is terminated by either the Company or Agent, with the Company having the right to terminate the agreement at any time upon 10 days’ notice and the Agent having the right to terminate at any time. The Company sold approximately 179,000 shares and generated approximately $795,000 in net proceeds for the three and six months ended June 30, 2026.

As of June 30, 2026, an aggregate gross sales limit of approximately $74.2 million remains available for issuance under the ATM program.

As of June 30, 2026 and December 31, 2025, our liquidity was comprised of:

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$853,788	$1,424,426
Bitcoin - current portion	751,547	2,563,474
Bitcoin collateral - current portion	5,500,000	5,500,000
Bitcoin - long-term	-	8,233,035
Bitcoin collateral - long-term	2,200,000	2,200,000
Bitcoin receivable	10,183,164	12,678,014
Marketable securities	43,110	37,380
End of Period	$19,531,609	$32,636,329

The Company's cash flow summary for the six months ended June 30, 2026 and 2025 are as follows:

	Six Months ended June 30,
	2026	2025
Cash flows used in operating activities	$(7,222,882)	$(5,713,495)
Cash flows provided by investing activities	6,315,278	3,106,085
Cash flows provided by (used in) financing activities	336,966	(417,162)
Net decrease in cash	(570,638)	(3,024,572)
Cash - beginning of year	1,424,426	3,378,152
Cash - end of period	$853,788	$353,580

Cash from Operations

Net cash used in operations was approximately $7.2 million during the six months ended June 30, 2026 compared with net cash used in operations of approximately $5.7 million during the six months ended June 30, 2025. The mining of Bitcoin is considered a noncash item for operating purposes which totaled approximately $4.0 million and $4.1 million for the six months ended June 30, 2026 and 2025, respectively.

Cash from Investing Activities

For the six months ended June 30, 2026 net cash provided by investing activities was approximately $6.3 million as compared to net cash provided by investing activities of approximately $3.1 million for the six months ended June 30, 2025. The proceeds from the sale of Bitcoin is considered an investing activity which totaled approximately $6.6 million and $3.3 million for the six months ended June 30, 2026 and 2025, respectively. For the six months ended June 30, 2025, the Company received net payments of approximately $0.2 million from the collection of Symbiont sale receivable while investing approximately $1.0 million on deposits for Bitcoin mining equipment.

Cash from Financing Activities

Net cash provided by financing activities was approximately $0.3 million compared to net cash used in financing activities of approximately $0.4 million for the six months ended June 30, 2026 and 2025, respectively.

Debt

Galaxy Loan Facility

On October 29, 2025, the Company entered into a Master Digital Currency Loan Agreement (the “Galaxy Loan Facility”) with Galaxy Digital LLC (“Galaxy”). On October 30, 2025, the Company made a draw under the Galaxy Loan Facility and borrowed a principal sum of $11 million (the “October 2025 Loan”). In connection with the October 2025 Loan, the Company granted to Galaxy a security interest in 145 Bitcoin owned by the Company as collateral. This security interest was subsequently increased to 174 Bitcoin in the six months ended June 30, 2026.

The settlement amount of the loans borrowed under the Loan Agreement are adjusted based on the Bitcoin price relative to a contractual floor and ceiling market price of Bitcoin (“Collar Feature”), and is cash settled.

During the first half of 2026, the Company amended the Galaxy Loan Facility on January 28, February 27, and April 6 to extend the loan and modify the collar's pricing terms, resulting in realized derivative settlement losses of approximately $48 thousand and gains of $67 thousand and $214 thousand, respectively. On May 26, 2026, the Company extended the Galaxy Loan Facility from June 26, 2026 through August 28, 2026 with no other terms modified.

The Collar Feature is an embedded derivative requiring bifurcation under ASC 815-15. The fair value of the Collar Feature is calculated using a Black-Scholes calculation using Level 3 inputs. Significant inputs for the fair value of the Collar Feature for the January, February and April modifications include the volatility of Bitcoin observed for a similar term as the remaining term of the loan of 32.4%-59.25% and short-term treasury interest rates of 3.5%. The derivatives are classified as a debt discount and amortized over the life of the contract.

The derivative asset of approximately $980 thousand and $48 thousand was classified as “Galaxy loan derivative asset” on the consolidated balance sheets as of June 30, 2026 and December 31, 2025, respectively.

Debt Refinancing

On July 27, 2026, the Company, through its wholly owned subsidiary US Digital, entered into a bridge loan transaction (the “Bridge Loan”) under which it borrowed an aggregate of $18.1 million from ChainFi Inc. d/b/a Arch Lending (“Arch”) under two separate Promissory Notes (the “Bridge Notes”). The purpose of the Bridge Loan was to fund the repayment in its entirety of the Company’s $18 million in aggregate indebtedness to Galaxy Digital LLC and SE & AJ Liebel Limited Partnership in advance of the completion of a secured term loan facility with Arch to be secured by the Bitcoin in the Company’s treasury. The Bridge Notes were paid off in full in connection with the Company’s loan facility with Arch.

On August 3, 2026, the Company, through US Digital, entered into new loan facility (the “Loan Facility”) with Arch pursuant to which Arch made available to US Digital a non-recourse, collared, 30-day rolling loan secured by US Digital’s Bitcoin (a “Collar Loan”). On August 3, 2026, US Digital borrowed an aggregate of $18.1 million in an initial 30-day Collar Loan under the Loan Facility secured by 307 Bitcoin (with mutually agreed upon floor and ceiling prices) and bearing interest at 2.0% per annum, which loan was used to pay off the Bridge Notes. Under the Loan Facility, the Collar Loan automatically rolls over for successive 30-day periods unless either party provides notice of non-renewal, and at each rollover date, the interest rate, floor price, and ceiling price are re-set based on then-prevailing market conditions. At each maturity, if the Bitcoin reference price is below the agreed-upon floor price, the Borrower may elect to walk away, repay the loan and recover the collateral, or it may roll the loan by curing the shortfall. The terms and conditions of the Loan Facility are set forth in a Loan and Security Agreement that was entered into by US Digital and Arch on August 3, 2026.

Extension of Loan with Brown Family Enterprises

On July 28, 2026, we entered into a Third Amendment to Secured Promissory Note with Brown Family Enterprises, LLC under which the Company and Brown Family Enterprises agreed to extend the maturity date of the $1.5 million loan from Brown Family Enterprises to December 31, 2026.

Debt of the Company consisted of the following as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Financing agreement with Imperial PFS that is unsecured. Down payment of $9,218 was required upfront. Eleven installment payments of $16,743 are to be made over the loan term. The note matured on June 1, 2026. Annualized interest was 9.45%.	-	100,461

Financing agreement with Imperial PFS that is unsecured. Down payment of $6,900 was required upfront. Six installment payments of $12,604 are to be made over the loan term. The note matured on June 1, 2026. Annualized interest was 9.45%.	-	75,627

Financing agreement with Imperial PFS that is unsecured. Down payment of $50,635 was required upfront. Ten installment payments of $47,553 are to be made over the loan term. The note matured on August 1, 2026 and was repaid in full. Annualized interest is 8.6%.	95,106	380,423

Secured loan with Brown Family Enterprises LLC. The note matures on December 31, 2026. Interest was 11% per annum.	1,500,000	1,500,000

Loan with SE & AJ Liebel Limited Partnership. $2.2 million of Bitcoin has been pledged as collateral. The note had a maturity date of September 15, 2027. The note was repaid in full on July 27, 2026. Interest was 12% per annum.	2,000,000	2,000,000

Loan with SE & AJ Liebel Limited Partnership. $5.5 million of Bitcoin has been pledged as collateral. The note had a maturity date of August 6, 2026. The note was repaid in full on July 27, 2026. Interest was 12% per annum.	5,000,000	5,000,000

Loan with Galaxy Digital LLC. Approximately $10.2 million and $12.7 million worth of Bitcoin have been pledged as collateral as of June 30, 2026 and December 31, 2025, respectively. The note was repaid in full on July 27, 2026. Interest was 0% per annum.	11,000,000	11,000,000

Debt discount	(244,825)	(196,259)
	$19,350,281	$19,860,252

The following table presents maturities of debt on an undiscounted basis as of June 30, 2026:

Maturity	Amount
2026	17,595,106
2027	2,000,000
$19,595,106

Non-GAAP Financial Measures

Our reported results are presented in accordance with U.S. generally accepted accounting principles (“GAAP”). We also disclose Earnings before Interest, Tax, Depreciation and Amortization (“EBITDA”) and Core Earnings before Interest, Tax, Depreciation and Amortization (“Core EBITDA”) which adjusts for unrealized loss (gain) on investment and equity securities, loss (gain) on disposal of mining equipment, loss on impairment of prepaid mining machine deposits, and stock compensation expense and option expense, all of which are non-GAAP financial measures. We believe these non-GAAP financial measures are useful to investors because they are widely accepted industry measures used by analysts and investors to compare the operating performance of Bitcoin miners.

The following tables reconcile net loss, which we believe is the most comparable GAAP measure, to EBITDA and Core EBITDA:

	Three Months ended June 30,		Six Months ended June 30,
	2026	2025	2026	2025

Net income (loss)	$(4,565,563)	$60,500	$(14,681,105)	$(5,346,499)
Income tax expense	-	-	-	-
Interest expense	687,087	227,546	1,232,258	448,452
Depreciation and amortization	840,142	2,039,343	1,669,970	4,076,921
Income (loss) before interest, taxes & depreciation	$(3,038,334)	$2,327,389	$(11,778,877)	$(821,126)
Unrealized loss (gain) on investment and equity securities	1,111	130,890	(12,913)	156,874
Impairment loss on prepaid mining machine deposits	17,193	-	17,193	-
Loss (gain) on disposal of mining equipment	(2,739)	99,578	(2,739)	286,359
Stock compensation and option expense	199,299	24,621	530,448	135,426
Core income (loss) before interest, taxes & depreciation	$(2,823,470)	$2,582,478	$(11,246,888)	$(242,467)

Critical Accounting Estimates

Our financial statements are prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of the consolidated financial statements in conformity with GAAP requires our management to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities, the disclosure or inclusion of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the period. There are no critical accounting estimates for the six months ended June 30, 2026.

There have been no material changes to our critical accounting policies and estimates as compared to those disclosed in our Annual Report on Form 10-K. For a description of our critical accounting policies and estimates, see Part I, Item 1, Note 1, “Summary of Significant Accounting Policies” in our notes to the unaudited consolidated financial statements in this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

Please refer to Note 1 in our unaudited consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of June 30, 2026.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2026.

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to material litigation proceedings, and we are not subject to any known material threatened legal proceedings other than described under Note 5 of our Consolidated Financial Statements included herein under the caption “Legal Proceedings.” In addition to the foregoing, we periodically become a party to litigation in the ordinary course of business, including either the prosecution or defense of claims arising from contracts by and between us and client Associations. Regardless of the outcome, litigation can have an adverse impact on us because of prosecution, defense, and settlement costs, diversion of management resources and other factors.

Item 1A. Risk Factors

Other than the updated risk factors set forth below, there have been no material changes from the risk factors previously disclosed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025.

Risks Related to our High-Performance Computing and Artificial Intelligence Services Business

Our transition to HPC and AI infrastructure services may not be successful and involves significant execution risk.

Our strategy to expand into HPC and AI infrastructure services is subject to significant execution risk. The successful conversion of our existing mining infrastructure to HPC and AI applications requires substantial capital investment, technical expertise in data center design and operations for GPU-intensive workloads, and the ability to attract and retain qualified engineering and sales personnel. There can be no assurance that we will be able to successfully convert our existing facilities, that converted facilities will meet the technical requirements of potential customers, or that the economic returns from HPC and AI operations will exceed those available from our existing Bitcoin mining operations. The transition may require the displacement of Bitcoin mining hardware and significant retrofit or replacement of data center infrastructure, which could result in impairment expenses, accelerated depreciation, and additional capital expenditures during the transition period.

We have limited operating history in HPC and AI infrastructure services.

We have a limited operating history providing GPU-as-a-service to customers for HPC and AI applications. Our limited experience in this market, including with respect to sales, marketing, customer onboarding, service level management, and infrastructure optimization for GPU-intensive workloads, may limit our ability to compete effectively against established data center operators and cloud service providers with significantly greater experience, resources, and customer relationships. Our limited track record may also make it difficult to attract new customers or negotiate favorable contract terms.

Tariffs and trade restrictions may increase our equipment costs and delay deployment timelines.

Our HPC/AI infrastructure operations require specialized hardware, including GPU servers, networking equipment, cooling systems, and power distribution components, a significant portion of which is manufactured outside the United States. Tariffs, trade restrictions, or export controls could materially increase our capital expenditure requirements, delay equipment procurement timelines, reduce the economic viability of planned conversions, or limit our ability to procure next-generation hardware. There can be no assurance that we will be able to pass increased costs on to customers or that alternative domestic supply sources will be available at competitive prices.

Our diversification into HPC and AI services may divert management attention and resources from our existing operations.

Our efforts to diversify revenue streams through HPC and AI infrastructure services require significant management time and attention, including with respect to customer negotiations, facility design and construction oversight, personnel recruitment, technology evaluation, and strategic planning. These activities may divert management focus from optimizing our existing bitcoin mining operations, potentially resulting in decreased mining efficiency, missed opportunities in digital asset markets, or failure to adequately manage operational risks in our core business. The allocation of capital to HPC and AI development may also reduce resources available for Bitcoin mining fleet upgrades or capacity expansion, which could affect our competitive position in digital asset mining.

The demand for HPC and AI infrastructure services is uncertain and depends on factors outside our control.

Our increased focus on high-density data center infrastructure for AI and HPC applications may not be successful and depend on the continuing development of, and demand for, large-scale computing infrastructure for AI model training, inference, and related applications. Demand for our services could be adversely affected by a slowdown in AI investment by enterprise customers, consolidation among hyperscale cloud providers, technological advances that reduce computing requirements for AI workloads, regulatory restrictions on AI development or deployment, economic recession, or other factors outside our control. There can be no assurance that the current growth in demand for AI computing infrastructure will continue at historical rates or at all.

Risks Related to our Securities

If we are unable to continue to comply with the continued listing requirements of the The Nasdaq Capital Market, including the proposed rule that would require a $5 million Market Value of Listed Securities, we could be delisted from Nasdaq, which would seriously harm the liquidity of our stock and our ability to raise capital.

Our common stock is currently listed on The Nasdaq Capital Market. In order to maintain that listing, we must maintain compliance with the continued listing requirements and standards of The Nasdaq Capital Market. There can be no assurances that we will be able to comply with the applicable listing requirements and standards of The Nasdaq Capital Market.

On January 13, 2026, Nasdaq filed a proposed rule change with the Securities and Exchange Commission, or SEC, to adopt a new continued listing requirement requiring the maintenance of a minimum Market Value of Listed Securities, or MVLS, of at least $5 million. Under the proposal, a company that fails to maintain an MVLS of at least $5 million for 30 consecutive business days would be subject to suspension and delisting proceedings with no cure right and limited appeal rights. The rule change applies to companies listed on the Nasdaq Capital Market, including the Company. The proposed rule was approved by the SEC on July 22, 2026, and was subsequently stayed on July 29, 2026, pending review by the SEC. It’s not certain whether or when the MVLS rule will retake effect. As we do not currently maintain a MVLS of at least $5.0 million and, to the extent our MVLS does not exceed $5.0 million within 30 consecutive business days of the MVLS rule retaking effect, we expect to be in violation of the new rule, which could trigger an immediate suspension and delisting from Nasdaq. We can provide no assurance that we will be able to regain compliance with this new MVLS requirement if and when it retakes effect.

There is no guarantee that we will be able to remain in compliance with Nasdaq’s listing requirements in the future. Any failure to maintain compliance with continued listing requirements of the Nasdaq Capital Market could result in delisting of our common stock from the Nasdaq Capital Market and negatively impact our company and holders of our common stock, including by reducing the willingness of investors to hold our common stock because of the resulting decreased price, liquidity and trading of our common stock, limited availability of price quotations and reduced news and analyst coverage. Delisting may adversely impact the perception of our financial condition, cause reputational harm with investors, our employees and parties conducting business with us and limit our access to debt and equity financing.

Risks Related to our Financial Condition

Our indebtedness under our Bitcoin-secured loan facility is substantial, and we may be unable to roll over or refinance this indebtedness on commercially reasonable terms, or at all.

We recently incurred a significant amount of indebtedness under a new loan facility with ChainFi Inc. d/b/a Arch Lending, pursuant to which our wholly owned subsidiary, US Digital Mining and Hosting Co, LLC, borrowed approximately $18.1 million under an initial 30-day, non-recourse, collared rolling loan secured by 307 Bitcoin and bearing interest at 2.0% per annum. Although the loan facility automatically rolls over for successive 30-day periods unless either party provides notice of non-renewal, the interest rate, floor price, and ceiling price are reset at each rollover date based on then-prevailing market conditions. As a result, we may be required to accept less favorable terms in connection with future rollovers, including higher interest rates or less favorable collateral-related economics, or we may be unable to continue rolling over the loan on terms acceptable to us.

If we are unable to roll over, refinance, or otherwise repay this indebtedness at maturity on commercially reasonable terms, we may be required to use available cash, seek alternative financing, sell assets, pledge additional collateral, or take other actions that could adversely affect our liquidity, financial condition, and business operations. In addition, if the Bitcoin reference price is below the agreed-upon floor price at maturity, we may be required to cure the shortfall in order to roll the loan, repay the loan to recover the collateral, or elect to walk away from the collateral, any of which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

Our operating losses and indebtedness may currently and in the future raise substantial doubt as to our ability to continue as a going concern.

In connection with the filing of this Quarterly Report on Form 10-Q, we evaluated our ability to continue as a going concern for the twelve months following the issuance of the financial statements contained herein. The Company has experienced significant operating losses over the past two and a half years (2024 through 2026) with cumulative losses of approximately $49.3 million. As of June 30, 2026, the Company had $854 thousand available cash on-hand and Bitcoin with a fair market value of $8.5 million (of which $7.7 million is pledged as collateral against outstanding borrowings). In addition, the Company had Bitcoin with a fair market value of $10.2 million classified as Digital assets receivable which was pledged as collateral against $11 million of borrowings. This indebtedness was refinance through our above-described credit facility with Arch. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Management's plans to address these conditions include a plan to refinance certain indebtedness and the continued use of its ATM program. The ATM program is currently effective and has been utilized to raise capital; however, future proceeds under the ATM program depend, among other things, on the Company's ability to maintain compliance with Nasdaq's continued listing requirements, including applicable market value requirements, market conditions, trading volume, the Company's stock price, and other factors that are not within the Company's control.

As of the date these financial statements are issued, management has not concluded that its plans are probable of mitigating the conditions and events that raise substantial doubt within one year after the date these financial statements are issued. Accordingly, substantial doubt about the Company's ability to continue as a going concern has not been alleviated. The financial statements included in this report do not reflect any adjustments that may be required if the Company is unable to continue as a going concern.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities.

None.

(b) Use of Proceeds.

None.

(c) Repurchase of Securities.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

a) None.

b) None.

c) During the six months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in the Securities and Exchange Commission’s rules).

Item 6. Exhibits

The following documents are filed as a part of this report or are incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION
3.1*	Certificate of Incorporation of PowerCompute Inc., as amended
3.2	Amended and Restated By-Laws of PowerCompute Inc. (incorporated by reference to Exhibit 3.2 to the Form 10-8 filed on July 20, 2026)
10.1

Promissory Note, dated July 27, 2026, in principal amount of $11,005,502.75 by US Digital Mining & Hosting Co, LLC and ChainFi Inc. d/b/a Arch Lending (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on July 31, 2026)

10.2

Promissory Note, dated July 27, 2026, in principal amount of $7,063,342.53 by US Digital Mining & Hosting Co, LLC and ChainFi Inc. d/b/a Arch Lending (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on July 31, 2026)

10.3

Loan and Security Agreement, dated August 3, 2026, between US Digital Mining & Hosting Co, LLC and ChainFi Inc. d/b/a Arch Lending (incorporated by reference to Exhibit 10.1 to the Form 8-K filed August 5, 2026)

10.4

Collar Loan Annex, dated August 3, 2026, between US Digital Mining & Hosting Co, LLC and ChainFi Inc. d/b/a Arch Lending (incorporated by reference to Exhibit 10.2 to the Form 8-K filed August 5, 2026)

10.5

Third Amendment to Secured Promissory Note, dated July 28, 2026, by PowerCompute, Inc. payable to Brown Family Enterprises, LLC (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on July 31, 2026)

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

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

LM FUNDING AMERICA, INC.

Date: August 14, 2026	By:	/s/ Bruce M. Rodgers
Bruce M. Rodgers
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: August 14, 2026	By:	/s/ Richard Russell
Richard Russell
Chief Financial Officer
(Principal Accounting Officer)